Form 10-Q
period 1997-06-30
AMAZON COM INC
filed 1997-08-14
CIK 1018724

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended JUNE 30, 1997 Commission File No. 000-22513



                                AMAZON.COM, INC.


             (Exact name of registrant as specified in its charter)



           Delaware                                          91-1646860

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



                 1516 Second Avenue, Seattle, Washington, 98101
               (address of principal executive offices, Zip Code)



        Registrant's telephone number, including area code (206) 622-2335



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----


          23,858,702 shares of $0.01 par value common stock outstanding as of July 31, 1997


                                  Page 1 of 16
                            Exhibit Index on Page 15


================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                       ----
     Item 1.    Financial Statements                                                                                      3

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                     7



PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                        13

     Item 2.    Changes in Securities                                                                                    13

     Item 3.    Defaults Upon Senior Securities                                                                          13

     Item 4.    Submission of Matters to a Vote of Security Holders                                                      13

     Item 5.    Other Information                                                                                        13

     Item 6.    Exhibits and Reports on Form 8-K                                                                         13



Signatures                                                                                                               14

Exhibit Index                                                                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,                  Dec. 31,
                                                                                        1997                      1996
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                    (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     47,700              $      6,248
    Short-term investments                                                                8,692                         -
    Inventories                                                                           1,652                       571
    Prepaid expenses and other                                                            1,162                       321
                                                                                   ----------------          -----------------
       TOTAL CURRENT ASSETS                                                              59,206                     7,140

Equipment, net                                                                            3,564                       985
Deposits                                                                                    328                       146
                                                                                   ----------------          -----------------
       TOTAL ASSETS                                                                $     63,098              $      8,271
                                                                                   ================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $     10,327              $      2,852
    Accrued advertising                                                                   3,172                       598
    Accrued product development                                                               -                       500
    Other liabilities and accrued expenses                                                3,858                       920
                                                                                   ----------------          -----------------
       TOTAL CURRENT LIABILITIES                                                         17,357                     4,870

LONG-TERM LEASE OBLIGATIONS                                                                 181                         -

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value -
       Authorized, 10,000,000 shares
       Issued and outstanding, none
         and 569,396 shares, respectively                                                     -                         6
    Common stock, $0.01 par value -
       Authorized, 100,000,000 shares
       Issued and outstanding, 23,858,702
         and 15,900,229 shares, respectively                                                238                       159
    Additional paid-in capital                                                           63,749                     9,873
    Deferred compensation                                                                (2,659)                     (612)
    Accumulated deficit                                                                 (15,768)                   (6,025)
                                                                                   ----------------          -----------------
       TOTAL STOCKHOLDERS' EQUITY                                                        45,560                     3,401

                                                                                   ----------------          -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     63,098              $      8,271
                                                                                   ================          =================

SEE NOTES TO FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


  ----------------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended                        Six Months Ended
                                                      -----------------------------------    ---------------------------------
                                                           June 30,         June 30,             June 30,         June 30,
                                                             1997             1996                 1997             1996
  ----------------------------------------------------------------------------------------------------------------------------
  (in thousands, except per share data)
  Net sales                                              $   27,855        $    2,230           $   43,860       $   3,105
  Cost of sales                                              22,633             1,753               35,117           2,448
                                                      -----------------------------------    ---------------------------------
       Gross profit                                           5,222               477                8,743             657

  Operating expenses:
     Marketing and sales                                      7,773               696               11,679             901
     Product development                                      2,808               394                4,383             657
     General and administrative                               1,708               163                2,850             211
                                                      -----------------------------------    ---------------------------------
         Total operating expenses                            12,289             1,253               18,912           1,769

  Loss from operations                                       (7,067)             (776)             (10,169)         (1,112)
  Interest income                                               362                 9                  426              14
                                                      -----------------------------------    ---------------------------------

  Net loss                                               $   (6,705)       $     (767)          $   (9,743)      $  (1,098)
                                                      ===================================    =================================

  Net loss per share                                     $   (0.28)        $   (0.03)           $   (0.42)       $  (0.05)
                                                      ===================================    =================================

  Shares used in computation of net loss per share           23,646            22,431               23,332          22,341
                                                      ===================================    =================================


  SEE NOTES TO FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


--------------------------------------------------------------------------------- ---------------- -------- ----------------
                                                                                     June 30,                  June 30,
FOR THE SIX MONTHS ENDED                                                               1997                      1996
--------------------------------------------------------------------------------- ---------------- -------- ----------------
(in thousands)
OPERATING ACTIVITIES:
    Net loss                                                                        $  (9,743)                $  (1,098)
    Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                    1,022                        45
       Amortization of unearned compensation - stock options                              625                         -
       Changes in operating assets and liabilities:
          Inventories                                                                  (1,081)                      (87)
          Prepaid expenses and other assets                                              (841)                        9
          Deposits                                                                       (182)                      (30)
          Accounts payable                                                              7,475                       219
          Accrued advertising and other accrued expenses                                5,331                       685
                                                                                  ----------------          ----------------
    Net cash provided by (used in) operating activities                                 2,606                      (257)

INVESTING ACTIVITIES:
    Purchases of marketable securities                                                 (8,692)                        -
    Additions to equipment                                                             (2,239)                     (235)
                                                                                  ----------------          ----------------
       Net cash used for investing activities                                         (10,931)                     (235)

FINANCING ACTIVITIES:
    Proceeds from initial public offering                                              49,103                         -
    Proceeds from exercise of stock options and sale of stock                             474                        36
    Proceeds from sale of preferred stock                                                 200                     7,970
                                                                                  ----------------          ----------------
       Net cash provided by financing activities                                       49,777                     8,006

                                                                                  ----------------          ----------------
Net increase in cash and cash equivalents                                              41,452                     7,514

Cash and cash equivalents at beginning of period                                        6,248                       996

                                                                                  ----------------          ----------------
Cash and cash equivalents at end of period                                          $  47,700                 $   8,510
                                                                                  ================          ================

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued for software and
    accrued product development                                                     $   1,500                 $       -
Equipment acquired under capital lease                                                    362                         -

SEE NOTES TO FINANCIAL STATEMENTS

                                AMAZON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc. (the Company) was incorporated on July 5, 1994. The Company is an online retailer of books and other information-based products on the Company's Internet site, and offers more than 2.5 million titles.

Unaudited Interim Financial Information

The financial statements as of June 30, 1997 and 1996 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-23795), including the related Prospectus dated May 15, 1997 as filed with the SEC (the "Registration Statement"). Certain prior period balances have been reclassified to conform to current period presentation.

Net Loss per Share

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock and shares issuable upon the exercise of stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, the convertible preferred stock and common equivalent shares (using the treasury stock method and the public offering price) issued during the 12 months previous to the initial public offering have been included in the computation through May 15, 1997, regardless of antidilutive effect, as if they were outstanding for all periods presented.

The Financial Accounting Standards Board recently issued Statement No. 128, Earnings per Share, which requires the presentation of basic earnings per share
(EPS) and, for companies with complex capital structures, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods, basic EPS will be higher than primary earnings per share as presented in the accompanying financial statements and diluted EPS will not differ materially from earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

NOTE 2 - INVESTMENTS

The Company invests certain of its excess cash in debt instruments of the U.S. government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company classifies investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

At June 30, 1997, short-term investments consist primarily of U.S. Treasury Securities and Foreign Government Securities and were classified as held-to-maturity. At December 31, 1996, the Company did not hold any short-term investments. Unrealized holding gains and losses at June 30, 1997 were not significant.

NOTE 3 - EQUIPMENT

Equipment, at cost, consisted of the following components (in thousands):


                                                               June 30,                  Dec. 31,
                                                                 1997                      1996
                                                            ----------------          ----------------
                    Computers and equipment                   $   2,813                 $   1,031
                    Purchased software                            1,221                       134
                    Leasehold improvements                          500                       130
                    Leased equipment                                362                         -
                                                            ----------------          ----------------
                                                                  4,896                     1,295
                    Less accumulated depreciation and
                    amortization                                  1,332                       310
                                                            ----------------          ----------------
                                                              $   3,564                 $     985
                                                            ================          ================


NOTE 4 - STOCKHOLDERS' EQUITY

On May 15, 1997, the Company completed its initial public offering of 3,000,000 shares of its common stock. Net proceeds to the Company aggregated $49,103,000. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into an aggregate of 3,446,376 shares of common stock.

NOTE 5 - CONTINGENCY

On May 12, 1997, Barnes & Noble, Inc. ("B&N") filed suit against the Company in the United States District Court for the Southern District of New York. The suit alleges one count of false and misleading advertising in violation of the Lanham Act. Specifically, B&N alleges that: (1) the Company's use of the phrase "Earth's Biggest Bookstore" is false and misleading; (2) the Company's claim to provide access to 2.5 million titles is false and misleading; and (3) the Company's claim to provide access to more titles than B&N is false and misleading. The complaint seeks compensatory and punitive damages, as well as injunctive and other equitable relief. The Company filed its answer on July 11, 1997, in which it denies B&N's claims. The Company believes that B&N's claims are without merit and intends to defend against the lawsuit vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview" and "Additional Factors That May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final prospectus dated May 15, 1997, as filed with the SEC. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the increasingly competitive online commerce environment and the risks associated with capacity constraints, systems development and management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

Amazon.com is the leading online retailer of books. The Company also sells a smaller number of CDs, videotapes and audiotapes. All of these products are sold through the Company's Web site. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred significant losses, and as of June 30, 1997 had an accumulated deficit of $15.8 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion (including its recent relationships with Yahoo! Inc. ("Yahoo!"), Excite, Inc. ("Excite") and America Online, Inc. ("AOL") as discussed below), site development and technology and operating infrastructure development. The Company also offers attractive pricing programs, which have reduced its gross margins. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in each of its arrangements with Yahoo!, Excite and AOL to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to manage inventory and fulfillment operations and maintain gross margins, (iii) the announcement or introduction of new sites, services and products by the Company and its competitors, (iv) price competition or higher wholesale prices in the industry, (v) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web site, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) the number of popular books introduced during the period, (xi) the level of merchandise returns experienced by the Company, (xii) governmental regulation, and (xiii) general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail book industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters.

Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the common stock would likely be materially adversely affected.

The Company has recorded aggregate deferred compensation of approximately $3.3 million. The amount recorded represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1996 and 1997. Deferred compensation is amortized over the vesting period of the options, which is typically five years. Amortization for the quarter and six months ended June 30, 1997 was $362,000 and $625,000, respectively.

RECENT EVENTS

In June 1997, the Company entered into multiyear, multimillion dollar advertising agreements with three Internet aggregators, Yahoo!, Excite and AOL. These agreements provide the Company with a broad bookselling promotional presence on each aggregator's Internet service. Each of the agreements provides for fixed payments as well as performance incentive payments. The Company anticipates that it will not recognize sales revenues from these agreements until the fourth quarter of 1997, but expects to recognize marketing and sales expenses in earlier quarters, including $1.8 million in the quarter ended June 30, 1997. Although the Company anticipates that the promotional placements resulting from these arrangements will increase its brand awareness, its customer base and accordingly its sales levels, the Company has agreed, in each case, to make significant fixed payments over the course of the contracts. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS


NET SALES


                                                             Quarter Ended                       Six Months Ended

 (in thousands)                                        June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 27,855           $  2,230          $ 43,860         $   3,105
---------------------------------------------------------------------------------------------------------------------------

Net sales are comprised of the selling price of books and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the significant growth of the Company's customer base and repeat purchases from the Company's existing customers. International sales represented 28% and 37% of net sales for the quarters ended June 30, 1997 and 1996, respectively, and 28% and 38% of net sales for the six months ended June 30, 1997 and 1996, respectively.

GROSS PROFIT

                                                             Quarter Ended                       Six Months Ended

 (in thousands)                                        June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------

Gross profit                                          $  5,222           $    477          $  8,743         $     657

Gross margin                                            18.7%               21.4%             19.9%             21.2%
---------------------------------------------------------------------------------------------------------------------------

Gross profit equals sales less cost of sales, which consists of the cost of merchandise sold to customers and outbound and inbound shipping costs. Gross profit increased in absolute dollars reflecting the Company's increased sales volume. The Company's gross margin decreased due to a combination of lower prices and lower overall shipping margins, partially offset by improvements in purchasing.

The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers discounts on a broad selection of books. During April and May 1997, the Company offered discounts of 40% on titles on the Amazon.com 500 and other focus lists. In June 1997, the Company extended its discounts to include 20% and 30% discounts on over 400,000 titles, with fewer titles discounted at 40%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies. The Company anticipates that its June pricing change will reduce gross margins in upcoming quarters below those experienced in the quarter ended June 30, 1997.

MARKETING AND SALES

                                                            Quarter Ended                        Six Months Ended

 (in thousands)                                        June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------

Marketing and sales                                   $  7,773           $    696           $11,679          $    901

Percentage of net sales                                  27.9%              31.2%             26.6%             29.0%
---------------------------------------------------------------------------------------------------------------------------

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Marketing and sales expenses increased primarily due to increases in the Company's promotional expenditures, including $1.8 million associated with the Yahoo!, Excite and AOL relationships (see "Recent Events"), and increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth. Therefore, the Company expects marketing and sales expenses to increase significantly in absolute dollars.

PRODUCT DEVELOPMENT

                                                             Quarter Ended                       Six Months Ended

(in thousands)                                         June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------

Product development                                   $  2,808           $    394          $  4,383         $     657

Percentage of net sales                                  10.1%              17.7%             10.0%             21.2%
---------------------------------------------------------------------------------------------------------------------------

Product development expenses consist principally of payroll and related expenses for development, editorial and network operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. The increases in product development expenses were primarily attributable to increased staffing and associated costs relating to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased significantly as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase significantly in absolute dollars.


GENERAL AND ADMINISTRATIVE

                                                             Quarter Ended                       Six Months Ended

 (in thousands)                                        June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------

General and administrative                            $  1,708           $    163          $  2,850         $     211

Percentage of net sales                                   6.1%               7.3%              6.5%              6.8%
---------------------------------------------------------------------------------------------------------------------------

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel, costs attributable to being a public company, and increases in professional fees and travel. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.

INTEREST INCOME

                                                             Quarter Ended                       Six Months Ended

 (in thousands)                                        June 30,           June 30,          June 30,          June 30,
                                                         1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------

Interest income                                       $    362           $      9          $    426         $      14

Percentage of net sales                                   1.3%               0.4%              1.0%              0.5%
---------------------------------------------------------------------------------------------------------------------------

Interest income on cash, cash equivalents and short-term investments increased due to higher cash, cash equivalents and short-term investment balances resulting from the Company's financing activities, including the issuance of preferred stock in June 1996 and the completion of the Company's initial public offering of common stock in May 1997.

INCOME TAXES

The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company's cash and cash equivalents were $47.7 million, compared to $6.2 million at December 31, 1996. On May 15, 1997, the Company completed an initial public offering of 3,000,000 shares of common stock at a price of $18.00 per share. The net proceeds to the Company from the offering were approximately $49.1 million.

Net cash provided by operating activities of $2.6 million for the six months ended June 30, 1997 was attributable to increases of $7.5 million in accounts payable and $5.3 million in accrued advertising and other accrued expenses plus $1.6 million in depreciation and amortization, largely offset by a net loss of $9.7 million and increases of $1.1 million in inventories, $841,000 in prepaid expenses and $182,000 in deposits. For the six months ended June 30, 1996, cash used in operating activities of $257,000 resulted from a net loss of $1.1 million and increases in inventories and deposits, largely offset by increases in accounts payable and accrued advertising and other accrued expenses, as well as depreciation and amortization. Net cash used in investing activities was $10.9 million for the six months ended June 30, 1997, and consisted of purchases of short-term investments of $8.7 million and purchases of equipment of $2.2 million. Cash used in investing activities of $235,000 for the six months ended June 30, 1996 was attributable to purchases of equipment. The large increases in the components of working capital on a period-to-period basis are a direct result of the rapid growth of the Company's revenues and related activities. Such growth has required the Company to purchase additional equipment and software and increase purchases of products, which resulted in corresponding increases in inventories and accounts payable.

Cash flows provided by financing activities of $49.8 million for the six months ended June 30, 1997 consisted of net proceeds of approximately $49.1 million from the initial public offering, $474,000 from the exercise of common stock options and $200,000 from the issuance of preferred stock. Cash flows of $8.0 million attributable to financing activities for the six months ended June 30, 1996 consisted primarily of net proceeds from the issuance of preferred stock.

As of June 30, 1997 the Company's principal sources of liquidity consisted of $47.7 million of cash and cash equivalents and $8.7 million of short-term investments. As of that date, the Company's principal commitments consisted of obligations outstanding under operating leases and commitments for advertising arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company expects to establish one or more additional warehouse locations within the next six months, which will require it to commit to additional lease obligations and stock inventories, and to purchase equipment and install leasehold improvements. In the future, the Company may support a larger merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's final prospectus dated May 15, 1997, as filed with the SEC, including, among others, the Company's limited operating history, the unpredictability of its future revenues and the unpredictable and evolving nature of its business model, the following additional factors may affect the Company's future results.

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition the Company expects will intensify in the future. In addition, the retail book industry is intensely competitive. The Company's current or potential competitors include (i) various online booksellers and vendors of other information-based products such as CDs and videotapes, including entrants into narrow specialty niches that may be aided by partnering with existing distributors that help establish and operate online sites for booksellers, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which bookstores other than the Company may offer products, and (iii) publishers and retail vendors of books, music and videotapes, including large specialty booksellers, with significant brand awareness, sales volume and customer bases. Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on the Company. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company uses an internally developed system for its Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on its Web site and increased sales volume through its transaction-processing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its transaction-processing systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Substantially all of the Company's computer and communications hardware is located at a single leased facility in Seattle, Washington. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not presently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations will be materially adversely affected.

PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  On May 12, 1997, B&N filed suit against the Company in the United States District Court for the Southern District of New York. The suit alleges one count of false and misleading advertising in violation of the Lanham Act. Specifically, B&N alleges that: (1) the Company's use of the phrase "Earth's Biggest Bookstore" is false and misleading; (2) the Company's claim to provide access to 2.5 million titles is false and misleading; and (3) the Company's claim to provide access to more titles than B&N is false and misleading. The complaint seeks compensatory and punitive damages, as well as injunctive and other equitable relief. The Company filed its answer on July 11, 1997, in which it denies B&N's claims. The Company believes that B&N's claims are without merit and intends to defend against the lawsuit vigorously.

ITEM 2.           CHANGES IN SECURITIES

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           11. Statement Regarding Computation of Loss Per Share

                           27. Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    AMAZON.COM, INC.
                                                      (REGISTRANT)
DATED:   August 14, 1997




                                                  By://S//Joy D. Covey
                                                       Joy D. Covey
                                                  Chief Financial Officer
                                                      Vice President
                                                Finance and Administration
                                                  Treasurer and Secretary

                                  EXHIBIT INDEX



Exhibit Number                                         Title
--------------      ---------------------------------------------------

         11         Statement Regarding Computation of Loss per Share
         27         Financial Data Schedule