Form 10-Q
period 1997-09-30
AMAZON COM INC
filed 1997-11-14
CIK 1018724

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



     For the quarter ended SEPTEMBER 30, 1997 Commission File No. 000-22513



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         23,858,702 shares of $0.01 par value common stock outstanding as of October 31, 1997


                                  Page 1 of 16
                            Exhibit Index on Page 16

================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
    Item 1.  Financial Statements                                                                   3

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                  7

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            13



PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                     13

    Item 2.  Changes in Securities and Use of Proceeds                                             14

    Item 3.  Defaults Upon Senior Securities                                                       14

    Item 4.  Submission of Matters to a Vote of Security Holders                                   14

    Item 5.  Other Information                                                                     14

    Item 6.  Exhibits and Reports on Form 8-K                                                      14



Signatures                                                                                         15

Exhibit Index                                                                                      16

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
                                                                    September 30,          December 31,
                                                                         1997                  1996
-------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                    (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 44,687               $ 6,248
   Short-term investments                                                3,494                     -
   Inventories                                                           2,732                   571
   Prepaid expenses and other                                            1,784                   321
                                                                      --------               -------
      TOTAL CURRENT ASSETS                                              52,697                 7,140

Equipment, net                                                           4,403                   985
Deposits                                                                   347                   146
                                                                      ========               =======
      TOTAL ASSETS                                                    $ 57,447               $ 8,271
                                                                      ========               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $ 15,386               $ 2,852
   Accrued advertising                                                       -                   598
   Accrued product development                                               -                   500
   Other liabilities and accrued expenses                                4,462                   920
                                                                      --------               -------
      TOTAL CURRENT LIABILITIES                                         19,848                 4,870

LONG-TERM LEASE OBLIGATIONS                                                181                     -

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value -
      Authorized, 10,000,000 shares
      Issued and outstanding, none
        and 569,396 shares, respectively                                     -                     6
   Common stock, $0.01 par value -
      Authorized, 100,000,000 shares
      Issued and outstanding, 23,858,702
        and 15,900,229 shares, respectively                                238                   159
   Additional paid-in capital                                           63,749                 9,873
   Deferred compensation                                                (2,291)                 (612)
   Accumulated deficit                                                 (24,278)               (6,025)
                                                                      --------               -------
      TOTAL STOCKHOLDERS' EQUITY                                        37,418                 3,401

                                                                      --------               -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 57,447               $ 8,271
                                                                      ========               =======

SEE NOTES TO FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------
                                                     Quarter Ended                Nine Months Ended
                                              ----------------------------   ----------------------------
                                              September 30,  September 30,   September 30,  September 30,
                                                  1997           1996            1997           1996
---------------------------------------------------------------------------------------------------------
  (in thousands, except per share data)

  Net sales                                      $37,887       $ 4,173         $ 81,747       $ 7,278
  Cost of sales                                   30,709         3,262           65,826         5,710
                                                ----------------------         ----------------------
      Gross profit                                 7,178           911           15,921         1,568

  Operating expenses:
     Marketing and sales                          10,979         2,251           22,658         3,152
     Product development                           3,582           755            7,965         1,412
     General and administrative                    1,803           377            4,653           588
                                                ----------------------         ----------------------
                                                  16,364         3,383           35,276         5,152

  Loss from operations                            (9,186)       (2,472)         (19,355)       (3,584)
  Interest income                                    676            92            1,102           106
                                                ----------------------         ----------------------

                                                $ (8,510)      $(2,380)        $(18,253)      $(3,478)
                                                ======================         ======================

  Net loss per share                            $  (0.36)      $ (0.10)        $  (0.78)      $ (0.15)
                                                ======================         ======================

  Shares used in computation of net loss
  per share                                       23,859        22,967           23,508        22,550
                                                ======================         ======================


  SEE NOTES TO FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                   September 30,         September 30,
FOR THE NINE MONTHS ENDED                                              1997                  1996
------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES
   Net loss                                                         $(18,253)              $(3,478)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                    1,997                   135
      Amortization of unearned compensation - stock options              993                     -
      Changes in operating assets and liabilities:
        Inventories                                                   (2,161)                 (157)
        Prepaid expenses and other assets                             (1,463)                 (226)
        Deposits                                                        (201)                  (94)
        Accounts payable                                              12,534                 1,597
        Accrued advertising                                             (598)                  564
        Other accrued expenses                                         3,361                   937
                                                                    --------               -------
   Net cash used in operating activities                              (3,791)                 (722)

INVESTING ACTIVITIES:
   Maturities of short-term investments                                5,198                     -
   Purchases of short-term investments                                (8,692)                    -
   Additions to equipment                                             (4,053)                 (675)
                                                                    --------               -------
      Net cash used for investing activities                          (7,547)                 (675)

FINANCING ACTIVITIES:
   Proceeds from initial public offering                              49,103                     -
   Proceeds from exercise of stock options and sale of stock             474                    60
   Proceeds from sale of preferred stock                                 200                 7,970
                                                                    --------               -------
      Net cash provided by financing activities                       49,777                 8,030

                                                                    --------               -------
Net increase in cash and cash equivalents                             38,439                 6,633

Cash and cash equivalents at beginning of period                       6,248                   996

                                                                    ========               =======
Cash and cash equivalents at end of period                          $ 44,687               $ 7,629
                                                                    ========               =======

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued for software and
   accrued product development                                       $ 1,500               $     -
Equipment acquired under capital lease                                   362                     -

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

Unaudited Interim Financial Information

The financial statements as of September 30, 1997 and 1996 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-23795), including the related Prospectus dated May 15, 1997 as filed with the SEC (the "Registration Statement"). Certain prior period balances have been reclassified to conform to current period presentation.

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

NOTE 2 - INVESTMENTS

The Company invests certain of its excess cash in debt instruments of the U.S. government and its agencies, foreign governments and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company classifies investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

At September 30, 1997, short-term investments consist primarily of government securities and were classified as held-to-maturity. At December 31, 1996, the Company did not hold any short-term investments. Unrealized holding gains and losses at September 30, 1997 were not significant.

NOTE 3 - EQUIPMENT

Equipment, at cost, consisted of the following components (in thousands):

                                           September 30,         December 31,
                                               1997                  1996
                                           -------------         ------------
            Computers and equipment           $4,337                $1,031
            Purchased software                 1,394                   134
            Leasehold improvements               617                   130
            Leased equipment                     362                     -
                                              ------                ------
                                               6,710                 1,295
            Less accumulated  depreciation
            and amortization                   2,307                   310
                                              ======                ======
                                              $4,403                $  985
                                              ======                ======


NOTE 4 - STOCKHOLDERS' EQUITY

On May 15, 1997, the Company completed its initial public offering of 3,000,000 shares of its common stock. Net proceeds to the Company aggregated $49,103,000. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into an aggregate of 3,446,376 shares of common stock.

NOTE 5 - CONTINGENCY

On May 12, 1997, Barnes & Noble, Inc. ("B&N") filed suit against the Company in the United States District Court for the Southern District of New York. The suit alleged one count of false and misleading advertising in violation of the Lanham Act. In October 1997, B&N and the Company agreed to a settlement of the lawsuit with no admission of liability of any type and no payment of damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview," "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final prospectus dated May 15, 1997, as filed with the SEC. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce environment and the risks associated with capacity constraints, systems development and management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

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

Since inception, the Company has incurred significant losses, and as of September 30, 1997 had an accumulated deficit of $24.3 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology and operating infrastructure development. The Company also offers attractive pricing programs, which have reduced its gross margins. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred may increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures, and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to manage buying, inventory and fulfillment operations and maintain gross margins, (iii) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (iv) price competition or higher wholesale prices in the industry, (v) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's Web site, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) the number of popular books introduced during the period, (xi) the level of merchandise returns experienced by the Company,
(xii) governmental regulation, (xiii) disruptions in service by common carriers due to strikes or otherwise, and (xiv) general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

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

The Company has recorded aggregate deferred compensation of approximately $3.3 million. The amount recorded represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1997 and 1996. Deferred compensation is amortized over the vesting period of the options, which is typically five years. Amortization for the quarter and nine months ended September 30, 1997 was $368,000 and $993,000, respectively.


RESULTS OF OPERATIONS


NET SALES

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                             1997            1996            1997           1996
-----------------------------------------------------------------------------------------------------
Net sales                                   $37,887         $ 4,173        $81,747        $ 7,278
-----------------------------------------------------------------------------------------------------

Net sales are composed of the selling price of books and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the significant growth of the Company's customer base and repeat purchases from the Company's existing customers. International sales represented 26% and 35% of net sales for the quarters ended September 30, 1997 and 1996, respectively, and 27% and 36% of net sales for the nine months ended September 30, 1997 and 1996, respectively.

GROSS PROFIT

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                            1997             1996            1997           1996
-----------------------------------------------------------------------------------------------------
Gross profit                               $7,178            $911          $15,921         $1,568

Gross margin                                 18.9%           21.8%            19.5%         21.5%
-----------------------------------------------------------------------------------------------------

Gross profit equals sales less cost of sales, which consists of the cost of merchandise sold to customers and outbound and inbound shipping costs. Gross profit increased in absolute dollars reflecting the Company's increased sales volume. The Company's gross margin decreased due to a combination of lower prices and lower overall shipping margins, partially offset by improvements in product cost.

The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers 20% and 30% discounts on more than 400,000 titles, with featured titles discounted at 40%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

MARKETING AND SALES

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                            1997             1996            1997           1996
-----------------------------------------------------------------------------------------------------
Marketing and sales                        $10,979          $2,251         $22,658         $3,152

Percentage of net sales                       29.0%           53.9%           27.7%          43.3%
-----------------------------------------------------------------------------------------------------

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Marketing and sales expenses increased primarily due to increases in the Company's promotional expenditures, including $3.4 million and $5.2 million for the quarter and nine months ended September 30, 1997, respectively, associated with the Internet aggregator promotional relationships, and increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth and costs associated with the Company's distribution center expansion (see "Liquidity and Capital Resources"). Therefore, the Company expects marketing and sales expenses to increase significantly in absolute dollars.

PRODUCT DEVELOPMENT

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                            1997             1996            1997           1996
-----------------------------------------------------------------------------------------------------
Product development                        $3,582            $755           $7,965         $1,412

Percentage of net sales                       9.5%           18.1%             9.7%          19.4%
-----------------------------------------------------------------------------------------------------

Product development expenses consist principally of payroll and related expenses for development, editorial and network operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased significantly as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase significantly in absolute dollars.


GENERAL AND ADMINISTRATIVE

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                            1997             1996            1997           1996
-----------------------------------------------------------------------------------------------------
General and administrative                 $1,803            $377           $4,653          $588

Percentage of net sales                       4.8%            9.0%             5.7%          8.1%
-----------------------------------------------------------------------------------------------------

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel, increases in professional fees and costs attributable to being a public company. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.


INTEREST INCOME

                                                 Quarter Ended                Nine Months Ended

 (in thousands)                          September 30,   September 30,   September 30,  September 30,
                                            1997             1996            1997           1996
-----------------------------------------------------------------------------------------------------
Interest income                             $676             $92            $1,102          $106

Percentage of net sales                      1.8%            2.2%              1.3%          1.5%
-----------------------------------------------------------------------------------------------------

Interest income on cash, cash equivalents and short-term investments increased due to higher cash, cash equivalents and short-term investment balances resulting primarily from the Company's initial public offering of common stock in May 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company's cash and cash equivalents were $44.7 million, compared to $6.2 million at December 31, 1996. On May 15, 1997, the Company completed an initial public offering of 3,000,000 shares of common stock at a price of $18.00 per share. The net proceeds to the Company from the offering were approximately $49.1 million.

Net cash used in operating activities of $3.8 million for the nine months ended September 30, 1997 was primarily attributable to a net loss of $18.3 million and increases of $2.2 million in inventories and $1.5 million in prepaid expenses and other assets and a decrease of $598,000 in accrued advertising, largely offset by increases of $12.5 million in accounts payable and $3.4 million in other accrued expenses and $3.0 million in depreciation and amortization. For the nine months ended September 30, 1996, cash used in operating activities of $722,000 resulted primarily from a net loss of $3.5 million, largely offset by increases in accounts payable, other accrued expenses and accrued advertising. Net cash used in investing activities was $7.5 million for the nine months ended September 30, 1997, and consisted of purchases of short-term investments of $8.7 million and purchases of equipment of $4.0 million, partially offset by maturities of short-term investments of $5.2 million. Cash used in investing activities of $675,000 for the nine months ended September 30, 1996 was attributable to purchases of equipment. The large increases in the components of working capital on a period-to-period basis are a direct result of the rapid growth of the Company's revenues and related activities. Such growth has required the Company to purchase additional equipment and software and increase purchases of products, which resulted in corresponding increases in inventories and accounts payable.

Cash flows provided by financing activities of $49.8 million for the nine months ended September 30, 1997 consisted of net proceeds of approximately $49.1 million from the initial public offering, $474,000 from the exercise of common stock options and $200,000 from the issuance of preferred stock. Cash flows of $8.0 million attributable to financing activities for the nine months ended September 30, 1996 consisted primarily of net proceeds from the issuance of preferred stock.

As of September 30, 1997 the Company's principal sources of liquidity consisted of $44.7 million of cash and cash equivalents and $3.5 million of short-term investments. As of that date, the Company's principal commitments consisted of obligations outstanding under operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company has entered into lease arrangements to increase its distribution center capacity pursuant to which the Company intends to open a 200,000 square foot facility in Delaware and to expand its Seattle distribution center by approximately 35,000 square feet. The Company may establish one or more additional distribution centers within the next twelve months, which would require it to commit to lease obligations, stock inventories, purchase equipment and install leasehold improvements. In addition, the Company has announced plans to maintain a larger merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

On November 7, 1997, the Company entered into a commitment letter for a $75 million three year senior secured term credit facility (the "Facility") with Deutsche Bank AG, New York Branch ("Deutsche") as administrative agent and Deutsche Morgan Grenfell, Inc. ("DMG") as arranger. The Facility may be increased to an amount not to exceed $100 million, at the determination of both the Company and DMG.

The purpose of the Facility is to finance working capital, capital additions, acquisitions, operations, joint ventures and general corporate purposes. The Facility will be secured by a first priority lien on substantially all of the Company's assets. The Company has the option to choose from the following interest rate options: (i) a variable rate adjusted every one, two, three or six months at the Company's option and based on the London Interbank Offered Rate ("LIBOR") plus 3.50% per annum for the first six months of the Facility and 4.00% thereafter, or (ii) a variable rate of interest based on Deutsche's Base Rate plus 1.50% per annum for the first six months of the Facility and 2.00% thereafter. In connection with the Facility, the Company will enter into certain interest rate risk management agreements. The Company is required to make mandatory prepayments on the Facility equal to 50% of the proceeds from any debt and/or equity offerings (other than the proceeds of certain permitted debt) and 100% of the proceeds from certain sales of assets that are not reinvested in replacement assets.

The Facility will include covenants restricting certain activities by the Company, including (i) the incurrence of additional indebtedness, (ii) consolidations, mergers and sales of assets and (iii) dividends and distributions to stockholders. In addition, financial covenants will require the Company to, among other things, maintain a minimum cash balance, maintain certain levels of earnings or losses before interest, taxes, depreciation and amortization, limit its accounts payable aging and limit its capital and acquisition expenditures. The Facility will contain standard events of default including, among other things, a change in ownership or control.

The Company will issue to Deutsche warrants to purchase a total of 750,000 shares of the Company's Common Stock. The warrants will be canceled if the Company repays the Facility in full according to the following schedule: all warrants if repayment occurs within 12 months; warrants to purchase 675,000 shares if repayment occurs within 15 months; warrants to purchase 562,500 shares if repayment occurs within 18 months; warrants to purchase 450,000 shares if repayment occurs within 24 months; warrants to purchase 225,000 shares if repayment occurs within 30 months; and no warrants if repayment occurs after 30 months. Warrants become exercisable when they can no longer be canceled and remain exercisable for five years after such date. The exercise price for the warrants will be $52.11.

The Facility has been approved by the Company's Board of Directors and Deutsche, but is subject to the satisfaction of several conditions, including the absence of material adverse change, satisfactory completion of definitive documents and satisfactory completion of Deutsche's due diligence. Subject to the fulfillment of these conditions, the Company expects to close the Facility in December 1997.

The Company expects to use the proceeds of the Facility to support its strategy of investing heavily in marketing and promotion, product development and technology and operating infrastructure development and may commit to significant fixed expenditures. The ability of the Company to generate planned future revenues, and therefore its ability to comply with the covenants contained in the Facility, may be affected by events beyond its control. If the Company cannot satisfy the Facility's covenants, the Company will be in default. In such event, the lending institutions will be able to exercise their remedies, including the right to declare all principal and interest immediately due and payable. If the Company were unable to make such payment, or to repay the amount owing under the Facility at the end of its term, the lending institutions could foreclose on the Company's assets, substantially all of which will be pledged as security for the Facility.

The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

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

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition the Company expects will intensify in the future. In addition, the retail book industry is intensely competitive. The Company's current or potential competitors include (i) various online booksellers and vendors of other information-based products such as CDs and videotapes, including entrants into narrow specialty niches, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which bookstores other than the Company may offer products, and (iii) publishers and retail vendors of books, music and videotapes, including large specialty booksellers, with significant brand awareness, sales volume and customer bases. Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on the Company. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company uses an internally developed system for its Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on its Web site and increased sales volume through its transaction-processing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its transaction-processing systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Substantially all of the Company's computer and communications hardware is located at a single leased facility in Seattle, Washington. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

The Company may choose to develop new Web sites, promote new or complementary products or sales formats, expand the breadth and depth of products and services offered or, expand its market presence through relationships with third parties or acquisition of new or complementary businesses, products or technologies. Expansion of the Company's operations in this manner would require significant additional development, operations and editorial expenditures and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Furthermore, any such activity that is not favorably received by customers could damage the Company's reputation or the Amazon.com brand.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               None


PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               On May 12, 1997, B&N filed suit against the Company in the United States District Court for the Southern District of New York. The suit alleged one count of false and misleading advertising in violation of the Lanham Act. In October 1997, B&N and the Company agreed to a settlement of the lawsuit with no admission of liability of any type and no payment of damages.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               Changes in Securities - None

               Use of Proceeds - The Company's registration statement under the Securities Act of 1933, as amended, for its initial public offering (the "Registration Statement") became effective on May 14, 1997, and the initial public offering commenced on May 15, 1997. The offering terminated after the sale of all securities that were registered under the Registration Statement. Deutsche Morgan Grenfell Inc., Alex. Brown & Sons Incorporated and Hambrecht & Quist LLC were the managing underwriters of the offering. The Company registered and sold 3,000,000 shares of common stock, par value $0.01 per share, with an aggregate price of $54.0 million. The Company incurred a total of approximately $4.9 million of expenses in connection with the registration and distribution of common stock in the offering, of which approximately $3.8 million were paid in underwriting discounts and commissions and approximately $1.1 million were paid to third parties for other expenses. Offering proceeds, net of aggregate expenses of approximately $4.9 million, were $49.1 million. The Company has used approximately $8.3 million of the net offering proceeds for working capital and approximately $40.8 million of the offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities; purchase or installation of machinery and equipment; purchases of real estate; acquisition of other businesses; or repayment of indebtedness. None of the expenses paid in connection with the registration and distribution of the common stock in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company. Approximately $8.3 million of the net offering proceeds used as working capital were paid directly or indirectly to third parties.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.        OTHER INFORMATION

               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                     10.1 Lease Agreement, dated August 22, 1997, by and
                          between the Company and McConnell Development, Inc.

                     10.2 Amendment 1 to Lease Agreement, dated July 16, 1997,
                          by and between the Company and Pacific Northwest Group A.

                     10.3 Amendment 2 to Lease Agreement, dated September 11,
                          1997, by and between the Company and Pacific
                          Northwest Group A.

                     11.  Statement Regarding Computation of Net Loss Per Share

                     27.  Financial Data Schedule

               (b) Reports on Form 8-K

                      None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AMAZON.COM, INC.
                                               (REGISTRANT)
DATED:   November 14, 1997




                                           By: /s/ Joy D. Covey
                                               Joy D. Covey
                                          Chief Financial Officer
                                              Vice President
                                        Finance and Administration
                                          Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit Number                               Title


   10.1          Lease Agreement, dated August 22, 1997, by and between the
                 Company and McConnell Development, Inc.

   10.2 Amendment 1 to Lease Agreement, dated July 16, 1997, by and between the Company and Pacific Northwest Group A.

   10.3 Amendment 2 to Lease Agreement, dated September 11, 1997, by and between the Company and Pacific Northwest Group A.

   11            Statement Regarding Computation of Net Loss per Share

   27            Financial Data Schedule