Form 10-K405
period 1997-12-31
AMAZON COM INC
filed 1998-03-30
CIK 1018724

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997               COMMISSION FILE NO. 000-22513

                                AMAZON.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      91-1646860
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                               1516 SECOND AVENUE
                           SEATTLE, WASHINGTON 98101
                                 (206) 622-2335

  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by
  non-affiliates of the registrant as of March 13, 1998.....  $787,637,606
Number of shares of common stock outstanding as of March 13,
  1998......................................................    24,157,867

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1998, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

================================================================================

                                AMAZON.COM, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----
                                     PART I
  Item 1.     Business....................................................    1
  Item 2.     Properties..................................................   12
  Item 3.     Legal Proceedings...........................................   13
  Item 4.     Submission of Matters to a Vote of Security Holders.........   13

                                    PART II
  Item 5.     Market for Registrant's Common Stock and Related Stockholder
              Matters.....................................................   13
  Item 6.     Selected Financial Data.....................................   14
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   14
  Item 7A     Quantitative and Qualitative Disclosures about Market
              Risk........................................................   21
  Item 8.     Financial Statements and Supplementary Data.................   21
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   36

                                    PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   36
  Item 11.    Executive Compensation......................................   36
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   36
  Item 13.    Certain Relationships and Related Transactions..............   37

                                    PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   37
Signatures................................................................   39

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results," as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "-- Liquidity and Capital Resources." Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book environments and the risks associated with capacity constraints, systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

GENERAL

     Amazon.com, Inc. ("Amazon.com" or the "Company") is the leading online retailer of books. Since opening for business as "Earth's Biggest Bookstore" in July 1995, Amazon.com has become one of the most widely known, used and cited commerce sites on the World Wide Web (the "Web"). Amazon.com strives to offer its customers compelling value through innovative use of technology, broad selection, high-quality content, a high level of customer service, competitive pricing and personalized services. The Company offers a catalog of more than 2.5 million titles, easy-to-use search and browse features, e-mail services, personalized shopping services, Web-based credit card payment and direct shipping to customers. The Company intends over time to expand its catalog into other information-based products, such as music. Amazon.com has virtually unlimited online shelf space and offers customers a vast selection through an efficient search-and-retrieval interface.

     Operating as an online book retailer, Amazon.com has grown rapidly since first opening its Web site in July 1995. Through December 31, 1997, the Company had sales of more than $164 million to approximately 1.5 million customer accounts in over 150 countries. Repeat customers currently account for over 58% of orders. International sales represented 25% of net sales in 1997 and 22% of sales in the quarter ended December 31, 1997. No material part of the Company's revenue was attributable to a single customer or group of customers, or a foreign corporation. No foreign country accounted for more than 10% of revenue. Since inception, the Company has grown rapidly; however, percentage growth rates experienced to date are not sustainable. The Company incurred net losses of $27.6 million and $5.8 million in the fiscal years ended December 31, 1997 and 1996, respectively. See "Additional Factors That May Affect Future Results -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

     Amazon.com was incorporated in 1994 in the State of Washington and reincorporated in 1996 in Delaware. The Company's principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997 and its common stock is listed on the NASDAQ National Market under the symbol "AMZN". Information contained on the Company's Web site will not be deemed to be a part of this Annual Report on Form 10-K. As used herein, "titles" offered by the Company means the number of items offered in the Company's catalog and includes primarily books but also a small number of CDs, videotapes, audiotapes and other products.

THE AMAZON.COM WEB SITE

     Amazon.com strives to offer an online shopping experience that involves discovery and fulfillment for its customers. The Company believes that the sale of books and other products and services over the Web can offer attractive benefits to consumers, including, without limitation, enhanced selection, convenience, ease-of-use, competitive pricing, depth of content and information and personalization. Customers entering the Amazon.com Web site can, in addition to ordering books and other products, purchase gift certificates, conduct targeted searches, browse highlighted selections, bestsellers and other features, search for books by subject category, read and post reviews, register for personalized services, participate in promotions and check order status. The key components of Amazon.com's offerings include browsing, searching, reviews and content, online community, recommendations and personalization, a gift center and an out-of-print book service.

     Browsing. The Amazon.com site offers visitors a variety of highlighted subject areas and special features arranged in a simple, easy-to-use fashion intended to enhance book search, selection and discovery. In addition, the Amazon.com home page presents a variety of products and information of topical or current-event interest. To enhance the shopping experience and increase sales, the Company features a variety of books on a rotating basis throughout the store.

     Searching. A primary feature of the Amazon.com Web site is its interactive, searchable catalog of more than 2.5 million titles, including most of the estimated 1.5 million English-language books believed to be in print, more than one million out-of-print titles believed to be in circulation and a small number of CDs, videotapes, audiotapes and other products. The Company provides a selection of search tools to find books and other products based on title, subject, author, keyword, publication date or ISBN. Customers can also use more complex and precise search tools such as Boolean search queries. The Company licenses some of its catalog and other information from third parties.

     Reviews and Content. The Amazon.com store offers numerous forms of content to entertain and engage readers, enhance the customer's shopping experience and encourage purchases. Various types of content are available for particular titles, including cover art, synopses, annotations, interviews by authors or reviews by other readers. Customers are encouraged to write and post their own reviews and authors are invited to "self-administer" interviews by answering predefined questions.

     Online Community. By creating an online community, the Company hopes to provide customers with an inviting and familiar experience that will encourage them to return frequently to the site and to interact with other users and that will promote loyalty and repeat purchases. Amazon.com invites readers, authors and publishers to post reviews, sponsors review competitions and provides a forum for author interviews.

     Recommendations and Personalization. During its history, Amazon.com has continually sought to personalize its product and service offerings. These improvements have included greeting customers by name, instant recommendations, collaborative filtering and a number of other related features. The Company believes that personalization of a customer's shopping experience at the Company's Web site is an important element of the value proposition it offers to customers and intends to continue to enhance its personalized services.

     Gift Center. In November 1997, Amazon.com launched its Gift Center, including features such as gift recommendations from Amazon.com editors, dynamic personalized gift-matching services and both traditional and electronic gift certificates. Customers can select and order gifts, choose from a number of gift-wraps and have packages wrapped and sent with a personalized message.

     Out-of-Print. Amazon.com began offering an out-of-print book service in March 1997. More than one million out-of-print titles are listed in the Company's catalog. Because of the difficulty of sourcing out-of-print titles, customers are advised to expect one- to three-month delivery times and that such titles may not be available at all.

     Availability and Fulfillment. Many of the Company's titles are available for shipment within 24 hours, others are available within 48 to 72 hours and the remainder of in-print titles are generally available within four to six weeks, although some titles may not be available at all. Out-of-print titles generally are available in one to three months, although some titles may not be available at all. Customers may select from a variety of delivery options, including overnight and various international shipping options, as well as gift-wrapping services. The Company uses e-mail to notify customers of order status under various conditions. The Company seeks to provide rapid and reliable fulfillment of customer orders and to continue to improve its speed of availability and fulfillment.

MARKETING AND PROMOTION

     Amazon.com's marketing strategy is designed to strengthen the Amazon.com brand name, increase customer traffic to the Amazon.com Web site, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Amazon.com seeks to build customer loyalty by creatively applying technology to deliver personalized programs and service, as well as creative and flexible merchandising. The Company employs a variety of media, business development and promotional methods to achieve these goals, including online and traditional advertising and public relations activities.

     The Company also extends its market presence through its Associates Program, which includes thousands of enrolled members. The program enables Associate Web sites to make books available to their audiences with order fulfillment by Amazon.com.

CUSTOMER SERVICE

     The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company seeks to achieve frequent communication with and feedback from its customers to continually improve the Amazon.com store and services. Amazon.com offers a number of e-mail addresses to enable customers to request information and to encourage feedback and suggestions. The Company has automated certain of the tools used by its customer support and service staff and intends to actively pursue enhancements to and further automation of its customer support and service systems and operations.

WAREHOUSING AND FULFILLMENT

     The Company sources product from a network of book distributors and publishers. Although the Company carries its own inventory (some of which is purchased directly from publishers), it also relies on rapid fulfillment from major distributors and wholesalers that carry a broad selection of titles. The Company purchases a substantial majority of its products from Ingram Book Group ("Ingram") and Baker & Taylor, Inc. ("B&T"). Ingram is the Company's single largest supplier and accounted for 58% and 59% of the Company's inventory purchases in 1997 and 1996, respectively. See "Additional Factors That May Affect Future Results -- Reliance on Certain Suppliers."

     The Company utilizes automated interfaces for sorting and organizing its orders to enable it to achieve the most rapid and economic purchase and delivery terms possible. The Company's proprietary software selects the orders that can be filled via electronic interfaces with vendors and forwards remaining orders to its special orders group. Under the Company's arrangements with distributors, electronically ordered books often are shipped by the distributor within hours of a receipt of an order from Amazon.com. The Company has developed customized information systems and trained dedicated ordering personnel who specialize in sourcing hard-to-find books.

TECHNOLOGY

     The Company has implemented an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of its own proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and appropriate.

     The Company uses a set of applications for accepting and validating customer orders, organizing, placing and managing orders with suppliers, managing inventory, assigning inventory to customer orders and managing shipment of product to customers based on various ordering criteria. The Company's transaction-processing systems handle millions of items, a number of different availability statuses, gift-wrapping requests and multiple shipment methods and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. The Amazon.com Web site also incorporates a variety of search and database tools.

     A group of systems administrators and network managers monitor and operate the Company's Web site, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's Web site and transaction-processing systems is essential to its business and it is the job of the site operations staff to ensure, to the greatest extent possible, their reliability. The Company uses the services of three Internet service providers, UUNet Technologies, Inc., InterNAP Network Services LLC and Interconnected Associates, Inc., to obtain connectivity to the Internet over multiple dedicated lines.

COMPETITION

     The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book industry is intensely competitive. The Company's current or potential competitors include
(i) various online booksellers and vendors of other information-based products such as CDs and videotapes, including entrants into narrow specialty niches,
(ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products and (iii) publishers, distributors and retail vendors of books, music and videotapes, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

     The Company expects that competition in the online commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies will permit customers to quickly compare the Company's prices with those of its competitors. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. See "Additional Factors That May Affect Future Results -- Competition."

INTELLECTUAL PROPERTY

     The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally, and has applied for the registration of certain of its trademarks and service marks. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress, patents and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

EMPLOYEES

     As of December 31, 1997, the Company employed 614 full-time employees. The Company also employs independent contractors and other temporary employees in its editorial, fulfillment and finance departments. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Additional Factors That May Affect Future Results -- Management of Potential Growth" and "-- Dependence on Key Personnel."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

     LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Since inception, the Company has incurred significant losses and as of December 31, 1997 had an accumulated deficit of $33.6 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology and operating infrastructure development. The Company also offers attractive pricing programs, which have reduced its gross margins. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future and that the rate at which such losses will be incurred may increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

     UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations. See Note
4 -- "Commitments" of Notes to Financial Statements.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations, (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (v) price competition or higher wholesale prices in the industry,
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (viii) the level of traffic on the Company's Web site, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure,
(xi) the number of popular books introduced during the period, (xii) the level of merchandise returns experienced by the Company, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise and (xv) general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

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

     COMPETITION. The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book industry is intensely competitive. The Company's current or potential competitors include (i) various online booksellers and vendors of other information-based products such as CDs and videotapes, including entrants into narrow specialty niches, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products and
(iii) publishers, distributors and retail vendors of books, music and videotapes, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

     The Company expects that competition in the online commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies will permit customers to quickly compare the Company's prices with those of its competitors. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     SYSTEM DEVELOPMENT AND OPERATION RISKS. The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company uses an internally developed system for its Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on its Web site and increased sales volume through its transaction-processing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its transaction-processing systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Substantially all of the Company's computer and communications hardware is located at a single leased facility in Seattle, Washington. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     MANAGEMENT OF POTENTIAL GROWTH. The Company has rapidly and significantly expanded its operations and anticipates that further expansion will be required to address potential growth in its customer base, to expand its product and service offerings and its international operations and to pursue other market opportunities. The Company's employee base has similarly expanded, growing from 158 employees as of December 31, 1996 to 614 employees as of December 31, 1997. The expansion of the Company's operations and employee base has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     RISKS OF NEW BUSINESS AREAS. The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it experienced in the online book market and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Amazon.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     RISKS OF INTERNATIONAL EXPANSION. The Company over time intends to expand its presence in foreign markets. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse impact on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

     RISKS OF BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES. The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Amazon.com online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Jeffrey P. Bezos, its President, Chief Executive Officer and Chairman of the Board. The Company does not have long-term employment agreements with any of its key personnel and maintains no "key person" life insurance policies. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     RELIANCE ON CERTAIN SUPPLIERS. The Company purchases a substantial majority of its products from two major vendors, Ingram and B&T. Ingram is the Company's single largest supplier and accounted for 58% and 59% of the Company's inventory purchases in 1997 and 1996, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     IMPACT OF LOAN FACILITY. On December 23, 1997, the Company borrowed $75 million pursuant to a three-year senior secured term credit agreement (the "Loan"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Loan includes covenants restricting certain activities by the Company, including (i) the incurrence of additional indebtedness, (ii) consolidations, mergers and sales of assets and (iii) dividends and distributions to stockholders. In addition, financial covenants require the Company to, among other things, maintain a minimum cash balance, maintain certain levels of earnings or losses before interest, taxes, depreciation and amortization, limit its accounts payable aging and limit its capital and acquisition expenditures. The Loan contains standard events of default including, among other things, a change in ownership or control. As a result, the Loan may reduce the Company's operational flexibility and may limit its ability to pursue market opportunities. The Company's ability to generate planned future revenues, and therefore its ability to comply with the Loan covenants, may be affected by events beyond its control. If the Company were unable to satisfy the Loan covenants, the lending institutions would be entitled to exercise their remedies, including the right to declare all principal and interest immediately due and payable. If the Company were unable to make such payment, or were unable to repay the amount owing under the Loan at the end of its term, the lending institutions could foreclose on the Company's assets, substantially all of which are pledged as security for the Loan. In connection with the Loan, the Company issued warrants to purchase a total of 750,000 shares of the Company's common stock. All or a portion of the warrants will be canceled if the Company repays the Loan in full prior to certain specified dates. If the Company does not repay the Loan prior to such dates, and if any of the warrants are exercised, such exercise may dilute the economic interests of the Company's stockholders.

     RISKS ASSOCIATED WITH DOMAIN NAMES. The Company currently holds various Web domain names relating to its brand, including the "Amazon.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com, " ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of March 27, 1998:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Jeffrey P. Bezos.......................  34    President, Chief Executive Officer and
                                               Chairman of the Board
George T. Aposporos....................  39    Vice President of Business Development
Joy D. Covey...........................  34    Chief Financial Officer, Vice President
                                               of Finance and Administration, and
                                               Secretary
Richard L. Dalzell.....................  40    Vice President and Chief Information
                                               Officer
Mary E. Engstrom.......................  35    Vice President of Publisher Affairs
Sheldon J. Kaphan......................  45    Vice President and Chief Technology
                                               Officer
John D. Risher.........................  32    Senior Vice President of Product
                                               Development
Joel R. Spiegel........................  42    Vice President of Engineering

---------------
     JEFFREY P. BEZOS. Mr. Bezos has been President and Chairman of the Board of the Company since founding it in 1994, and Chief Executive Officer since May 1996, and served as Treasurer and Secretary from May 1996 to March 1997. From December 1990 to June 1994, Mr. Bezos was employed by D.E. Shaw & Co., a Wall Street investment firm, becoming Senior Vice President in 1992. From April 1988 to December 1990, Mr. Bezos was employed by Bankers Trust Company, becoming Vice President in February 1990. Mr. Bezos received his B.S. in Electrical Engineering and Computer Science, Summa Cum Laude, from Princeton University.

     GEORGE T. APOSPOROS. Mr. Aposporos joined the Company in May 1997 as Vice President of Business Development. From August 1995 to May 1997, Mr. Aposporos was founder and President of Digital Brands, Inc., a strategic consulting and interactive marketing firm. From March 1994 to August 1995, Mr. Aposporos served as Vice President at I.C.E., a Toronto-based multimedia developer and corporate communications firm. From 1989 to March 1994, Mr. Aposporos was self-employed as an independent producer in a variety of media. Mr. Aposporos was an Olin Scholar at Wesleyan University.

     JOY D. COVEY. Ms. Covey joined the Company in December 1996 as Chief Financial Officer and Vice President of Finance and Administration, and became Secretary in March 1997. Ms. Covey also served as Treasurer of the Company from March 1997 to February 1998. From June 1995 to February 1996, Ms. Covey served as Vice President, Operations of the Broadcast Division of Avid Technology, Inc. ("Avid"), a developer of digital media systems, and from January 1995 to June 1995, Ms. Covey served as Vice President of Business Development for Avid. From July 1991 to January 1995, Ms. Covey served as Chief Financial Officer of Digidesign, Inc., a developer of random access digital audio systems and software. Prior to that, she was an associate at Wasserstein Perella & Co., and a certified public accountant at Arthur Young & Company (now Ernst & Young LLP). Ms. Covey received her B.S. in Business Administration, Summa Cum Laude, from California State University, Fresno, her M.B.A., With High Distinction, from Harvard Business School and her J.D., Magna Cum Laude, from Harvard Law School. She is a Certified Public Accountant and a member of the California State Bar.

     RICHARD L. DALZELL. Mr. Dalzell joined the Company in August 1997 as Vice President and Chief Information Officer. From February 1990 to August 1997, Mr. Dalzell held several management positions within the Information Systems Division at Wal-Mart Stores, Inc., including Vice President of Information Systems from January 1994 to August 1997. From 1987 to 1990, Mr. Dalzell acted as the Business Development Manager for E-Systems, Inc. Prior to joining E-Systems, Inc. he served seven years in the United States Army as a teleprocessing officer. Mr. Dalzell received a B.S. in Engineering from the United States Military Academy, West Point, in 1979.

     MARY E. ENGSTROM. Ms. Engstrom joined the Company in February 1997 as Vice President of Publisher Affairs. From December 1996 to February 1997, Ms. Engstrom served as Vice President of Product

Marketing of Symantec Corporation ("Symantec"), a developer of information management and productivity enhancement software, and from February 1996 to February 1997, Ms. Engstrom served as General Manager of the Security Business Unit of Symantec. From July 1989 to September 1994, Ms. Engstrom held several management positions at Microsoft Corporation, including Group Product Manager for Microsoft Access, Group Product Manager for Microsoft Project and Director of Marketing, Strategic Relations. Ms. Engstrom received her B.A. in Economics from the University of California, Berkeley, and her M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles.

     SHELDON J. KAPHAN. Mr. Kaphan has served as the Company's Vice President and Chief Technology Officer since March 1997. From October 1994 to March 1997, Mr. Kaphan served as Vice President of Research and Development of the Company. From October 1992 to July 1994, Mr. Kaphan served as senior engineer at Kaleida Labs Inc., a multimedia joint venture between Apple Computer Inc. and International Business Machines Corporation. Mr. Kaphan received his B.A. in Mathematics from the University of California, Santa Cruz.

     JOHN D. RISHER. Mr. Risher joined the Company in February 1997 as Vice President of Product Development. Mr. Risher was promoted to Senior Vice President of Product Development in November 1997. From July 1991 to February 1997, Mr. Risher held a variety of marketing and project management positions at Microsoft Corporation, including Team Manager for Microsoft Access and Founder and Product Unit Manager for MS Investor, Microsoft's Web site for personal investment. Mr. Risher received his B.A. in Comparative Literature, Magna Cum Laude, from Princeton University and his M.B.A. from Harvard Business School.

     JOEL R. SPIEGEL. Mr. Spiegel joined the Company in March 1997 as Vice President of Engineering. From March 1995 to March 1997, Mr. Spiegel held several positions with Microsoft Corporation, including Windows 95 Multimedia Development Manager, Windows Multimedia Group Manager and Product Unit Manager, Information Retrieval. From June 1986 to March 1995, he held a variety of positions at Apple Computer Inc., most recently as Senior Manager responsible for new product development in the Apple Business Systems Division. Prior to that, Mr. Spiegel held software product development positions at a number of companies, including Hewlett-Packard Company and VisiCorp. Mr. Spiegel received his B.A. in Biology with Honors from Grinnell College.

BOARD OF DIRECTORS AT DECEMBER 31, 1997

Jeffrey P. Bezos..........   34  Chairman of the Board, President and Chief Executive
                                 Officer of the Company
Tom A. Alberg.............   57  Principal in Madrona Investment Group, L.L.C.
Scott D. Cook.............   44  Chairman of the Board of Intuit, Inc.
L. John Doerr.............   45  General Partner, Kleiner Perkins Caufield & Byers
Patricia Q. Stonesifer....   41  Chairman of the Gates Library Foundation and Former
                                 Senior Vice President of the Interactive Media
                                 Division of Microsoft Corporation

ITEM 2. PROPERTIES

     The Company's principal administrative, engineering, marketing and customer service facilities total approximately 88,000 square feet and are located in Seattle, Washington under leases that expire in May 1999, July 1999 and January 2003. The Company's warehousing and merchandising operations are housed in an approximately 85,000-square-foot facility in Seattle, Washington under a lease that expires in October 1999, and in a 200,000-square-foot facility located in New Castle, Delaware under a lease that expires in October 2002. The Company anticipates that it will require additional administrative, customer service, warehouse and fulfillment space within the next 12 months, but that suitable additional space will be available on commercially reasonable terms, although there can be no assurance in this regard. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     The common stock is traded on The NASDAQ National Market under the symbol "AMZN." Information regarding the market prices of the Company's common stock may be found in Note 8 -- "Quarterly Results" of Notes to Financial Statements.

  Holders

     As of March 13, 1998 there were 304 stockholders of record of the common stock.

  Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends under the Loan. See Note 3 -- "Debt" of Notes to Financial Statements.

  Use of Proceeds

     The Company's registration statement under the Securities Act of 1933, as amended, for its initial public offering (the "Registration Statement") became effective on May 14, 1997. Offering proceeds, net of aggregate expenses of approximately $4.9 million, were $49.1 million. The Company has used approximately $9.6 million of the net offering proceeds for working capital paid directly or indirectly to third parties, approximately $7.2 million for the purchase or installation of machinery and equipment and approximately $32.3 million for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

  Recent Sales of Unregistered Securities

     In connection with the Loan, the Company issued warrants to purchase a total of 750,000 shares of the Company's common stock. The warrants will be canceled if the Company repays the Loan in full according to the following schedule: all warrants if repayment occurs within 12 months; warrants to purchase 675,000 shares if repayment occurs within 15 months; warrants to purchase 562,500 shares if repayment occurs within 18 months; warrants to purchase 450,000 shares if repayment occurs within 24 months; warrants to purchase 225,000 shares if repayment occurs within 30 months; and no warrants if repayment occurs after 30 months. Warrants become exercisable when they can no longer be canceled and remain exercisable for five years after such date. The exercise price for the warrants is $52.11 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      FOR THE PERIOD
                                                                                           FROM
                                                                                       JULY 5, 1994
                                                                                       (INCEPTION)
                                                         YEARS ENDED DECEMBER 31,           TO
                                                       ----------------------------    DECEMBER 31,
                                                         1997      1996      1995          1994
                                                       --------   -------   -------   --------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales............................................  $147,758   $15,746   $   511      $    --
Cost of sales........................................   118,945    12,287       409           --
                                                       --------   -------   -------      -------
Gross profit.........................................    28,813     3,459       102           --
Operating expenses:
  Marketing and sales................................    38,964     6,090       200           --
  Product development................................    12,485     2,313       171           38
  General and administrative.........................     6,573     1,035        35           14
                                                       --------   -------   -------      -------
          Total operating expenses...................    58,022     9,438       406           52
                                                       --------   -------   -------      -------
Loss from operations.................................   (29,209)   (5,979)     (304)         (52)
Interest income......................................     1,898       202         1           --
Interest expense.....................................      (279)       --        --           --
                                                       --------   -------   -------      -------
Net loss.............................................  $(27,590)  $(5,777)  $  (303)     $   (52)
                                                       ========   =======   =======      =======
Pro forma basic and diluted loss per share(1)........  $  (1.27)  $ (0.31)  $ (0.02)     $ (0.00)
                                                       ========   =======   =======      =======
Shares used in computation of pro forma basic and
  diluted loss per share(1)..........................    21,651    18,544    14,394       13,191
                                                       ========   =======   =======      =======

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1997      1996     1995    1994
                                                              --------   ------   ------   ----
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $109,810   $6,248   $  996   $ 52
Working capital (deficiency)................................    93,517    2,270      920    (16)
          Total assets......................................   149,006    8,271    1,084     76
Long-term debt, net of current portion......................    76,702       --       --     --
Stockholders' equity........................................    28,486    3,401      977      8

---------------
(1) See Note 1 -- "Accounting Policies" of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth below as well as in "Business -- Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book environments and the risks associated with capacity constraints, systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

     Amazon.com is the leading online retailer of books. The Company also sells a smaller number of CDs, videotapes, audiotapes and other products. All of these products are sold through the Company's Web site. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Since inception, the Company has incurred significant losses and as of December 31, 1997 had an accumulated deficit of $33.6 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology and operating infrastructure development. The Company also offers attractive pricing programs, which have reduced its gross margins. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future and that the rate at which such losses will be incurred may increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

     As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations, (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (v) price competition or higher wholesale prices in the industry,
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (viii) the level of traffic on the Company's Web site, (ix) technical difficulties, system downtime or Internet brownouts, (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure,
(xi) the number of popular books introduced during the period, (xii) the level of merchandise returns experienced by the Company, (xiii) governmental regulation and taxation policies, (xiv) disruptions in service by common carriers due to strikes or otherwise and (xv) general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

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

     The Company has recorded aggregate deferred compensation of approximately $3.3 million. The amount recorded represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1997 and 1996. Deferred compensation is amortized over the vesting period of the options, which is typically five years. Amortization for the year ended December 31, 1997 was $1.4 million. No amortization expense was recognized in 1996.

RESULTS OF OPERATIONS

Net Sales

                                              1997      % CHANGE     1996      % CHANGE    1995
                                            --------    --------    -------    --------    ----
                                                              (IN THOUSANDS)
Net sales.................................  $147,758      838%      $15,746     2,981%     $511

     Net sales are composed of the selling price of books and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the significant growth of the Company's customer base and repeat purchases from the Company's existing customers. This increase was partially offset by a decrease in prices during 1997. International sales represented 25%, 33% and 39% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

Gross Profit

                                             1997      % CHANGE     1996     % CHANGE     1995
                                            -------    --------    ------    --------    -------
                                                               (IN THOUSANDS)
Gross profit..............................  $28,813      733%      $3,459     3,291%     $   102
Gross margin..............................     19.5%                 22.0%                  20.0%

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

     The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers 20% and 30% discounts on more than 400,000 titles, with featured titles discounted at 40% and certain "special value" editions discounted up to 89%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

     The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

Marketing and Sales

                                             1997      % CHANGE     1996     % CHANGE     1995
                                            -------    --------    ------    --------    -------
                                                               (IN THOUSANDS)
Marketing and sales.......................  $38,964       540%     $6,090     2,945%     $   200
Percentage of net sales...................     26.4%                 38.7%                  39.1%

     Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to increases in the Company's advertising and promotional expenditures (including expenses associated with Internet aggregator promotional relationships), increased costs associated with fulfilling customer demand, increased personnel and related expenses required to implement the Company's marketing strategy and increased credit card merchant fees resulting from higher sales. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth. Therefore, the Company expects marketing and sales expenses to increase significantly in absolute dollars.

Product Development

                                             1997      % CHANGE     1996     % CHANGE     1995
                                            -------    --------    ------    --------    -------
                                                               (IN THOUSANDS)
Product development.......................  $12,485      440%      $2,313     1,253%     $   171
Percentage of net sales...................      8.4%                 14.7%                  33.5%

     Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased significantly as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase significantly in absolute dollars.

General and Administrative

                                              1997     % CHANGE     1996     % CHANGE     1995
                                             ------    --------    ------    --------    -------
                                                               (IN THOUSANDS)
General and administrative.................  $6,573      535%      $1,035     2,857%     $    35
Percentage of net sales....................     4.4%                  6.6%                   6.8%

     General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel, increases in professional fees and, in 1997, costs attributable to being a public company. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

INTEREST INCOME AND EXPENSE

                                              1997     % CHANGE     1996     % CHANGE     1995
                                             ------    --------    ------    --------    -------
                                                               (IN THOUSANDS)
Interest income............................  $1,898      840%      $  202      N/M       $     1
Interest expense...........................    (279)     N/A           --      N/A            --

     Interest income on cash, cash equivalents and short-term investments increased due to higher cash, cash equivalents and short-term investment balances resulting from the Company's financing activities.

     Interest expense in 1997 consists of interest and amortization of deferred charges related to the Loan and interest on asset acquisitions financed through loans and capital leases.

INCOME TAXES

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company's cash and cash equivalents were $109.8 million, compared to $6.2 million at December 31, 1996.

     Net cash provided by operating activities of $3.5 million for the year ended December 31, 1997 was primarily attributable to increases of $29.8 million in accounts payable, $5.1 million in other accrued expenses and $2.9 million in accrued advertising, plus $4.7 million in depreciation and amortization, largely offset by a net loss of $27.6 million and increases of $8.4 million in inventories and $3.0 million in prepaid expenses and other assets. For 1996, cash used in operating activities was $1.7 million and resulted from a net loss of $5.8 million and increases of $554,000 in inventories, $307,000 in prepaid expenses and other assets and $146,000 in deposits, largely offset by increases of $2.8 million in accounts payable, $598,000 in accrued advertising and $1.4 million in other liabilities and accrued expenses, plus $286,000 in depreciation and amortization. Net cash used in investing activities was $22.5 million for the year ended December 31, 1997 and consisted of purchases of short-term investments of $20.5 million and purchases of fixed assets of $7.2 million, partially offset by maturities of short-term investments of $5.2 million. For 1996, net cash used in investing activities consisted of $1.2 million for the purchase of fixed assets. The large increases in the components of working capital on a period-to-period basis are a direct result of the rapid growth of the Company's revenues and related activities. Such growth has required the Company to purchase additional fixed assets and increase purchases of products, which resulted in corresponding increases in inventories and accounts payable.

     Cash flows provided by financing activities of $122.5 million for the year ended December 31, 1997 consisted of net proceeds of approximately $72.7 million from the Loan obtained in December 1997, $49.1 million from the Company's May 1997 initial public offering, $518,000 from the exercise of common stock options and $200,000 from the issuance of preferred stock. Cash flows of $8.2 million attributable to financing activities for the year ended December 31, 1996 consisted primarily of net proceeds from the issuance of preferred stock.

     On December 23, 1997, the Company borrowed $75 million pursuant to a three-year senior secured term Loan. The purpose of the Loan is to finance working capital, capital additions, operations, acquisitions, joint ventures and general corporate purposes. The Loan is secured by a first priority lien on substantially all of the Company's assets. The Company has the option to choose from the following interest rate options: (i) a variable rate adjusted every one, two, three or six months at the Company's option and based on the London Interbank Offered Rate ("LIBOR") plus 3.50% per annum for the first six months of the Loan and 4.00% thereafter, or (ii) a variable rate of interest based on the lender's Base Rate plus 1.50% per annum for the first six months of the Loan and 2.00% thereafter. In connection with the Loan, in January 1998 the Company entered into certain interest rate risk management agreements. The Company is required to make mandatory prepayments on the Loan equal to 50% of the proceeds from any debt and/or equity offerings (other than the proceeds of certain permitted debt) and 100% of the proceeds from certain sales of assets that are not reinvested in replacement assets.

     The Loan includes covenants restricting certain activities by the Company, including (i) the incurrence of additional indebtedness, (ii) consolidations, mergers and sales of assets and (iii) dividends and distributions to stockholders. In addition, financial covenants require the Company to, among other things, maintain a minimum cash balance, maintain certain levels of earnings or losses before interest, taxes, depreciation and amortization, limit its accounts payable aging and limit its capital and acquisition expenditures. The Loan contains standard events of default, including, among other things, a change in ownership or control. As a result, the Loan may reduce the Company's operational flexibility and may limit its ability to pursue market opportunities. The Company met all Loan covenants at December 31, 1997.

     In connection with the Loan, the Company issued warrants to purchase a total of 750,000 shares of the Company's common stock. All or a portion of the warrants will be canceled if the Company repays the Loan in full prior to certain specified dates. If the Company does not repay the Loan prior to such dates, and if any of the warrants are exercised, such exercise may dilute the economic interests of the Company's stockholders. Warrants become exercisable when they can no longer be canceled and remain exercisable for five years after such date. The exercise price for the warrants is $52.11 per share.

     The Company expects to use the proceeds of the Loan to support its strategy of investing heavily in marketing and promotion, product development and technology and operating infrastructure development and may commit to significant fixed expenditures. The Company's ability to generate planned future revenues, and therefore its ability to comply with the Loan covenants, may be affected by events beyond its control. If the Company were unable to satisfy the Loan covenants, the lending institutions would be entitled to exercise their remedies, including the right to declare all principal and interest immediately due and payable. If the Company were unable to make such payment, or were unable to repay the amount owing under the Loan at the end of its term, the lending institutions could foreclose on the Company's assets, substantially all of which are pledged as security for the Loan.

     In November 1997, the Company purchased fixed assets through a financing agreement totaling approximately $3.0 million and having an imputed interest rate of 7.7% and a term of three years. The debt is to be repaid in four equal payments.

     As of December 31, 1997 the Company's principal sources of liquidity consisted of $109.8 million of cash and cash equivalents and $15.3 million of short-term investments. As of that date, the Company's principal commitments consisted of obligations outstanding under the Loan, obligations in connection with the acquisition of fixed assets, operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In November 1997 the Company opened a 200,000-square-foot distribution center in Delaware and expanded its Seattle distribution center to 85,000 square feet. The Company may establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. In addition, the Company has announced plans to continue to increase its merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

     The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun converting its critical data processing systems. Since the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant. The Company has initiated formal communications with all of its significant suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies, on which the Company relies, will be converted timely and will not have an adverse effect on the Company's systems. The Company currently expects the project to be complete in 1999.

     The Company purchases a substantial majority of its products from two major vendors, Ingram and B&T. Ingram is the Company's largest supplier and accounted for 58% and 59% of the Company's inventory purchases in 1997 and 1996, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Prior to SFAS No. 128, the SEC required that, even where antidilutive, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an initial public offering and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when antidilutive, and exercised but unvested shares subject to repurchase by the Company. Previously reported periods affected by these changes in requirements include net loss per share calculations for the years ended December 31, 1997, 1996 and 1995.

     The Company's total net loss for these periods has not changed. However, share count for the years ended December 31, 1997, 1996 and 1995 has been revised from 23,602,000, 22,655,000 and 18,933,000 to 21,651,000, 18,544,000 and
14,394,000, respectively. As a result, net loss per share for the years ended December 31, 1997, 1996 and 1995 has been revised from $1.17, $0.25 and $0.02 to $1.27, $0.31 and $0.02, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   22
Balance Sheets..............................................   23
Statements of Operations....................................   24
Statements of Stockholders' Equity..........................   25
Statements of Cash Flows....................................   26
Notes to Financial Statements...............................   27

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Amazon.com, Inc.

     We have audited the accompanying balance sheets of Amazon.com, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon.com, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP
Seattle, Washington
January 19, 1998

                                AMAZON.COM, INC.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $109,810    $ 6,248
  Short-term investments....................................    15,256         --
  Inventories...............................................     8,971        571
  Prepaid expenses and other................................     3,298        321
                                                              --------    -------
          Total current assets..............................   137,335      7,140
Fixed assets, net...........................................     9,265        985
Deposits....................................................       166        146
Deferred charges............................................     2,240         --
                                                              --------    -------
          Total assets......................................  $149,006    $ 8,271
                                                              ========    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 32,697    $ 2,852
  Accrued advertising.......................................     3,454        598
  Accrued product development...............................        --        500
  Other liabilities and accrued expenses....................     6,167        920
  Current portion of long-term debt.........................     1,500         --
                                                              --------    -------
          Total current liabilities.........................    43,818      4,870
Long-term portion of debt...................................    76,521         --
Long-term portion of capital lease obligation...............       181         --
Stockholders' Equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- none and 569,396
      shares in 1997 and 1996, respectively.................        --          6
  Common stock, $0.01 par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares -- 23,937,169 and
      15,900,229 shares in 1997 and 1996, respectively......       239        159
  Additional paid-in capital................................    63,792      9,873
  Deferred compensation.....................................    (1,930)      (612)
  Accumulated deficit.......................................   (33,615)    (6,025)
                                                              --------    -------
          Total stockholders' equity........................    28,486      3,401
                                                              --------    -------
            Total liabilities and stockholders' equity......  $149,006    $ 8,271
                                                              ========    =======

                            See accompanying notes.

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
Net sales...................................................  $147,758    $15,746    $   511
Cost of sales...............................................   118,945     12,287        409
                                                              --------    -------    -------
Gross profit................................................    28,813      3,459        102
Operating expenses:
  Marketing and sales.......................................    38,964      6,090        200
  Product development.......................................    12,485      2,313        171
  General and administrative................................     6,573      1,035         35
                                                              --------    -------    -------
          Total operating expenses..........................    58,022      9,438        406
Loss from operations........................................   (29,209)    (5,979)      (304)
Interest income.............................................     1,898        202          1
Interest expense............................................      (279)        --         --
                                                              --------    -------    -------
Net loss....................................................  $(27,590)   $(5,777)   $  (303)
                                                              ========    =======    =======
Pro forma basic and diluted loss per share..................  $  (1.27)   $ (0.31)   $ (0.02)
                                                              ========    =======    =======
Shares used in computation of pro forma basic and diluted
  loss
  per share.................................................    21,651     18,544     14,394
                                                              ========    =======    =======

                            See accompanying notes.

                                AMAZON.COM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 PREFERRED STOCK       COMMON STOCK         ADVANCES     ADDITIONAL
                                -----------------   -------------------   RECEIVED FOR    PAID-IN       DEFERRED     ACCUMULATED
                                 SHARES    AMOUNT     SHARES     AMOUNT   COMMON STOCK    CAPITAL     COMPENSATION     DEFICIT
                                --------   ------   ----------   ------   ------------   ----------   ------------   -----------
Balance at December 31,
  1994........................        --    $ --    10,200,000   $  10       $  50        $    --       $    --       $    (52)
  Sale of common stock........        --      --     4,235,244   1,172         (50)            --            --             --
  Reclassification of
    accumulated deficit due to
    termination of S
    Corporation status........        --      --            --    (107)         --             --            --            107
  Advances received for common
    stock.....................        --      --            --      --         150             --            --             --
  Exercise of common stock
    options...................        --      --       120,000      --          --             --            --             --
  Net loss for the year ended
    December 31, 1995.........        --      --            --      --          --             --            --           (303)
                                --------    ----    ----------   ------      -----        -------       -------       --------
Balance at December 31,
  1995........................        --      --    14,555,244   1,075         150             --            --           (248)
  Reincorporation in
    Delaware..................        --      --            --    (929)         --            929            --             --
  Sale of preferred stock, net
    of $30 issuance costs.....   569,396       6            --      --          --          7,964            --             --
  Sale of common stock........        --      --       840,528       8        (150)           178            --             --
  Exercise of common stock
    options...................        --      --       504,457       5          --            190            --             --
  Unearned compensation
    related to stock
    options...................        --      --            --      --          --            612          (612)            --
  Net loss for the year ended
    December 31, 1996.........        --      --            --      --          --             --            --         (5,777)
                                --------    ----    ----------   ------      -----        -------       -------       --------
Balance at December 31,
  1996........................   569,396       6    15,900,229     159          --          9,873          (612)        (6,025)
  Sale of preferred stock.....     5,000      --            --      --          --            200            --             --
  Exercise of common stock
    options...................        --      --     1,365,564      14          --            504            --             --
  Public stock offering, net
    of $1,117 issuance
    costs.....................        --      --     3,000,000      30          --         49,073            --             --
  Conversion of preferred
    stock into common stock...  (574,396)     (6)    3,446,376      34          --            (28)           --             --
  Issuance of common stock for
    fixed assets and accrued
    product development.......        --      --       225,000       2          --          1,498            --             --
  Unearned compensation
    related to stock
    options...................        --      --            --      --          --          2,741        (2,741)            --
  Amortization of unearned
    compensation related to
    stock options.............        --      --            --      --          --            (69)        1,423             --
  Net loss for the year ended
    December 31, 1997.........        --      --            --      --          --             --            --        (27,590)
                                --------    ----    ----------   ------      -----        -------       -------       --------
Balance at December 31,
  1997........................        --    $ --    23,937,169   $ 239       $  --        $63,792       $(1,930)      $(33,615)
                                ========    ====    ==========   ======      =====        =======       =======       ========

                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance at December 31,
  1994........................    $      8
  Sale of common stock........       1,122
  Reclassification of
    accumulated deficit due to
    termination of S
    Corporation status........          --
  Advances received for common
    stock.....................         150
  Exercise of common stock
    options...................          --
  Net loss for the year ended
    December 31, 1995.........        (303)
                                  --------
Balance at December 31,
  1995........................         977
  Reincorporation in
    Delaware..................          --
  Sale of preferred stock, net
    of $30 issuance costs.....       7,970
  Sale of common stock........          36
  Exercise of common stock
    options...................         195
  Unearned compensation
    related to stock
    options...................          --
  Net loss for the year ended
    December 31, 1996.........      (5,777)
                                  --------
Balance at December 31,
  1996........................       3,401
  Sale of preferred stock.....         200
  Exercise of common stock
    options...................         518
  Public stock offering, net
    of $1,117 issuance
    costs.....................      49,103
  Conversion of preferred
    stock into common stock...          --
  Issuance of common stock for
    fixed assets and accrued
    product development.......       1,500
  Unearned compensation
    related to stock
    options...................          --
  Amortization of unearned
    compensation related to
    stock options.............       1,354
  Net loss for the year ended
    December 31, 1997.........     (27,590)
                                  --------
Balance at December 31,
  1997........................    $ 28,486
                                  ========

                            See accompanying notes.

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                1997      1996     1995
                                                              --------   -------   -----
OPERATING ACTIVITIES
Net loss....................................................  $(27,590)  $(5,777)  $(303)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     3,388       286      19
  Amortization of unearned compensation related to stock
     options................................................     1,354        --      --
  Changes in operating assets and liabilities:
       Inventories..........................................    (8,400)     (554)    (17)
       Prepaid expenses and other...........................    (2,977)     (307)    (14)
       Deposits.............................................       (20)     (146)     --
       Accounts payable.....................................    29,845     2,753      99
       Accrued advertising..................................     2,856       598      --
       Other liabilities and accrued expenses...............     5,066     1,412     (16)
                                                              --------   -------   -----
          Net cash provided by (used in) operating
            activities......................................     3,522    (1,735)   (232)
INVESTING ACTIVITIES
Maturities of short-term investments........................     5,198        --      --
Purchases of short-term investments.........................   (20,454)       --      --
Purchases of fixed assets...................................    (7,221)   (1,214)    (52)
                                                              --------   -------   -----
          Net cash used in investing activities.............   (22,477)   (1,214)    (52)
FINANCING ACTIVITIES
Proceeds from initial public offering.......................    49,103        --      --
Proceeds from exercise of stock options and sale of common
  stock.....................................................       518       231   1,272
Proceeds from sale of preferred stock.......................       200     7,970      --
Proceeds from (repayment of) notes payable and long-term
  debt......................................................    75,000        --     (44)
Financing costs.............................................    (2,304)       --      --
                                                              --------   -------   -----
          Net cash provided by financing activities.........   122,517     8,201   1,228
                                                              --------   -------   -----
Net increase in cash........................................   103,562     5,252     944
Cash and cash equivalents at beginning of period............     6,248       996      52
                                                              --------   -------   -----
Cash and cash equivalents at end of period..................  $109,810   $ 6,248   $ 996
                                                              ========   =======   =====
SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued for fixed assets and accrued product
  development...............................................  $  1,500   $    --   $  --
Fixed assets acquired under capital lease...................  $    362   $    --   $  --
Fixed assets acquired under financing agreement.............  $  3,021   $    --   $  --
Interest paid...............................................  $     30   $    --   $  --

                            See accompanying notes.

                                AMAZON.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Description of Business

     Amazon.com, Inc. ("Amazon.com" or the "Company") was incorporated on July 5, 1994. The Company is an online retailer of books and other information-based products on the Company's Web site and offers more than 2.5 million titles.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company invests certain of its excess cash in debt instruments of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

  Short-term Investments

     At December 31, 1997, short-term investments consist primarily of high-quality corporate notes, and were classified as held-to-maturity and carried at cost, which approximates market. The average maturity of short-term investments at December 31, 1997 was 139 days with a weighted-average yield of 5.7%. Unrealized holding gains and losses at December 31, 1997 were not significant. At December 31, 1996, the Company did not hold any short-term investments.

  Deferred Charges

     On December 23, 1997, the Company borrowed $75 million pursuant to a three-year senior secured term credit agreement (the "Loan"). At December 31, 1997, deferred charges consisted of fees associated with the Loan. The fees will be amortized over the life of the Loan using the straight-line method. During 1997 the Company recognized $64,000 in deferred charge amortization.

  Inventories

     Inventories are valued at the lower of average cost or market.

     The Company purchases a substantial majority of its products from two major vendors, Ingram Book Group ("Ingram") and Baker & Taylor, Inc. ("B&T"). Ingram is the Company's largest supplier and accounted for 58% and 59% of the Company's inventory purchases in 1997 and 1996, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                AMAZON.COM, INC.

  Fixed Assets

     Fixed assets are recorded at cost less accumulated depreciation. Depreciation of fixed assets is provided using primarily the straight-line method over the estimated useful lives of two to five years.

  Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

  Revenue Recognition

     The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. Revenue from gift certificates is recognized upon product shipment following redemption. The Company provides an allowance for sales returns, which have been insignificant, based on historical experience. International sales were $36.2 million, $5.1 million and $198,000 for the years ended December 31, 1997, 1996 and 1995, representing 25%, 33% and 39% of sales, respectively. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

  Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, the Company incurred advertising expense of $21.2 million, $3.4 million and $30,000, respectively.

  Product Development

     Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. To date, all product development costs have been expensed as incurred.

  Stock Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

  Concentrations of Credit Risk

     The Company is subject to concentrations of credit risk from its holdings of cash, cash equivalents and short-term investments. The Company's credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. In addition, the Company's accounts receivable are not significant and are due from domestic banks. The Company believes it had no unusual concentrations of credit risk at December 31, 1997.

                                AMAZON.COM, INC.

  Net Loss Per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

     Pro forma loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period. To calculate pro forma loss per share, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock for all periods presented.

     Prior to SFAS No. 128, the SEC required that, even where antidilutive, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an initial public offering and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when antidilutive, and exercised but unvested shares subject to repurchase by the Company. Previously reported periods affected by these changes in requirements include net loss per share calculations for the years ended December 31, 1997, 1996 and 1995.

     The Company's total net loss for these periods has not changed. However, share count for the years ended December 31, 1997, 1996 and 1995 has been revised from 23,602,000, 22,655,000 and 18,933,000 to 21,651,000, 18,544,000 and
14,394,000, respectively. As a result, net loss per share for the years ended December 31, 1997, 1996 and 1995 has been revised from $1.17, $0.25 and $0.02 to $1.27, $0.31 and $0.02, respectively.

  New Accounting Pronouncements

     In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. The Company is required to adopt these statements in 1998. The Company does not expect the impact of these statements to be material.

  Reclassifications

     Certain prior-year balances have been reclassified to conform to the current-year presentation.

                                AMAZON.COM, INC.

NOTE 2 -- FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
                                                               (IN THOUSANDS)
Computers and equipment.....................................  $ 7,118    $1,031
Purchased software..........................................    4,505       134
Leasehold improvements......................................      914       130
Leased assets...............................................      362        --
                                                              -------    ------
                                                               12,899     1,295
Less accumulated depreciation and amortization..............    3,634       310
                                                              -------    ------
          Fixed assets, net.................................  $ 9,265    $  985
                                                              =======    ======

NOTE 3 -- DEBT

  Financing Arrangements

     On December 23, 1997, the Company borrowed $75 million pursuant to a three-year senior secured term Loan. The purpose of the Loan is to finance working capital, capital additions, operations, acquisitions, joint ventures and general corporate purposes. The Loan is secured by a first priority lien on substantially all of the Company's assets. The Company has the option to choose from the following interest rate options: (i) a variable rate adjusted every one, two, three or six months at the Company's option and based on the London Interbank Offered Rate ("LIBOR") plus 3.50% per annum for the first six months of the Loan and 4.00% thereafter, or (ii) a variable rate of interest based on the lender's Base Rate plus 1.50% per annum for the first six months of the Loan and 2.00% thereafter. In connection with the Loan, in January 1998 the Company entered into certain interest rate risk management agreements. The Company is required to make mandatory prepayments on the Loan equal to 50% of the proceeds from any debt and/or equity offerings (other than the proceeds of certain permitted debt) and 100% of the proceeds from certain sales of assets that are not reinvested in replacement assets.

     The Loan includes covenants restricting certain activities by the Company, including (i) the incurrence of additional indebtedness, (ii) consolidations, mergers and sales of assets and (iii) dividends and distributions to stockholders. In addition, financial covenants require the Company to, among other things, maintain a minimum cash balance, maintain certain levels of earnings or losses before interest, taxes, depreciation and amortization, limit its accounts payable aging and limit its capital and acquisition expenditures. The Loan contains standard events of default, including, among other things, a change in ownership or control. As a result, the Loan may reduce the Company's operational flexibility and may limit its ability to pursue market opportunities. The Company met all Loan covenants at December 31, 1997.

     In connection with the Loan, the Company issued warrants to purchase a total of 750,000 shares of the Company's common stock. All or a portion of the warrants will be canceled if the Company repays the Loan in full according to the following schedule: all warrants if repayment occurs within 12 months; warrants to purchase 675,000 shares if repayment occurs within 15 months; warrants to purchase 562,500 shares if repayment occurs within 18 months; warrants to purchase 450,000 shares if repayment occurs within 24 months; warrants to purchase 225,000 shares if repayment occurs within 30 months; and no warrants if repayment occurs after 30 months. Warrants become exercisable when they can no longer be canceled and remain exercisable for five years after such date. The exercise price for the warrants is $52.11 per share.

                                AMAZON.COM, INC.

  Financing Agreement for Purchase of Fixed Assets

     In November 1997, the Company purchased fixed assets through a financing agreement with a vendor having an imputed interest rate of 7.7% and a term of three years. The debt is to be repaid in four equal payments.

     Future minimum debt payments at December 31, 1997 are as follows:

             YEAR ENDING DECEMBER 31,
             ------------------------
                  (IN THOUSANDS)
  1998.............................................  $ 1,500
  1999.............................................      761
  2000.............................................   75,760
                                                     -------
Total debt.........................................   78,021
Less current portion...............................    1,500
                                                     -------
Long-term debt.....................................  $76,521
                                                     =======

NOTE 4 -- COMMITMENTS

     The Company currently leases office and distribution center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for 1997, 1996 and 1995 was $2 million, $257,000 and $12,000, respectively. The Company has also entered into certain advertising agreements.

     Future minimum commitments as of December 31, 1997 are as follows:

                                                                        OPERATING
                                                             CAPITAL   LEASES AND
                 YEAR ENDING DECEMBER 31,                     LEASE    ADVERTISING
                 ------------------------                    -------   -----------
                      (IN THOUSANDS)
  1998.....................................................   $145       $13,908
  1999.....................................................    145        15,507
  2000.....................................................     60        13,171
  2001.....................................................     --         1,406
  2002.....................................................     --         1,176
  Thereafter...............................................     --            23
                                                              ----       -------
          Total minimum lease payments.....................   $350       $45,191
                                                                         =======
Less imputed interest......................................     55
                                                              ----
Present value of net minimum lease payments................    295
          Less current portion.............................    114
                                                              ----
Long-term capital lease obligation.........................   $181
                                                              ====

NOTE 5 -- STOCKHOLDERS' EQUITY

  Reincorporation and Authorized Capital

     On May 28, 1996, the Company reincorporated in the state of Delaware with authorized capital of 5,000,000 shares of $0.01 par value preferred stock and 25,000,000 shares of $0.01 par value common stock. The accompanying financial statements have been restated to reflect the reincorporation. On April 18, 1997, the Company increased its authorized common stock to 100,000,000 shares and increased its authorized preferred stock to 10,000,000 shares.

                                AMAZON.COM, INC.

  Preferred Stock

     In June 1996, the Company issued 569,396 shares of Series A convertible preferred stock at a price of $14.05 per share. In January and February 1997, the Company sold an additional 5,000 shares of Series A preferred stock at $40 per share. While outstanding, the preferred stock was convertible into common stock at the option of the holder, at any time, at a rate of six shares of common stock for one share of preferred stock. As of the closing of the initial public offering, all of the preferred stock outstanding was converted into an aggregate of 3,446,376 shares of common stock.

  Common Stock

     On November 23, 1996, the Company effected a four-for-one common stock split. On April 18, 1997, the Company effected a three-for-two common stock split. The accompanying financial statements have been restated to reflect these stock splits.

  Initial Public Offering

     On May 15, 1997, the Company completed an initial public offering of 3,000,000 shares of its common stock. Net proceeds to the Company aggregated $49.1 million.

  Stock Options

     The Company's stock option plans consist of the 1997 Stock Option Plan and the 1994 Stock Option Plan (collectively, the "Plans"). Shares reserved under the Plans consist of 6,000,000 shares in the 1997 plan and 4,800,000 shares in the 1994 plan. Any shares of common stock available for issuance under the 1994 Stock Option Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Option Plan.

     Generally, options are granted by the Company's Board of Directors at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Each outstanding option granted on or subsequent to December 20, 1996 has a term of ten years from the date of grant. Subject to IRS limitations, options granted under the Plans generally become exercisable immediately. Options generally vest at the rate of 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of employment or services. At December 31, 1997, 809,921 shares of common stock were subject to repurchase.

     During 1995, the Company granted a total of 360,000 nonqualified stock options outside of the Plans under separate agreements with three individuals. Under the terms of these agreements, the option prices range from $0.333 to $0.667 and vest at the rate of 40% on the date of grant, 30% after two years and 30% after four years. Unexercised options expire five years after the date of grant. At December 31, 1997, options for 156,000 shares of common stock were exercisable and options for 96,000 shares had been exercised.

                                AMAZON.COM, INC.

     The following table summarizes the Company's stock option activity:

                                                                      WEIGHTED
                                                          NUMBER      AVERAGE
                                                            OF        EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Balance, December 31, 1994............................   1,176,816    $ 0.001
  Options granted.....................................     742,464      0.344
  Options canceled....................................     (30,000)     0.172
  Options exercised...................................    (120,000)     0.001
                                                        ----------
Balance December 31, 1995.............................   1,769,280      0.142
  Options granted:
     At fair market value.............................   1,038,600      0.333
     At less than fair market value...................   1,554,150      0.796
  Options canceled....................................    (528,722)     0.278
  Options exercised...................................    (504,457)     0.387
                                                        ----------
Balance December 31, 1996.............................   3,328,851      0.448
  Options granted:
     At fair market value.............................   1,592,425     23.128
     At less than fair market value...................   1,378,350      2.840
  Options canceled....................................    (424,230)     3.195
  Options exercised...................................  (1,365,564)     0.380
                                                        ----------
Balance December 31, 1997.............................   4,509,832      8.949
                                                        ==========

     At December 31, 1997, 4,660,145 shares of common stock were available for future grant under the Plans.

     The following table summarizes information about options outstanding and exercisable at December 31, 1997:

                            OPTIONS OUTSTANDING
                 ------------------------------------------
                                WEIGHTED-                         OPTIONS EXERCISABLE
                                 AVERAGE                      ----------------------------
                                REMAINING      WEIGHTED-                      WEIGHTED-
   RANGE OF        OPTIONS     CONTRACTUAL      AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES  OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------   -----------   --------------   -----------   --------------
$ 0.001 - $ 0.332    169,964    6.3 years       $ 0.172          169,964       $ 0.172
  0.333 -   1.000  1,528,035    6.5 years         0.599        1,379,433         0.596
  1.001 -   2.667    970,608    9.1 years         2.231          573,108         2.173
  2.668 -   4.667    320,200    9.2 years         4.416          283,574         4.444
  4.668 -  12.000    789,475    9.3 years        11.861          511,909        11.848
 12.001 -  25.313    283,100    9.6 years        21.978          234,363        21.983
 25.314 -  55.250    373,200    9.8 years        42.549          236,091        41.520
 55.251 -  62.563     75,250    9.9 years        58.078           36,773        58.006
                   ---------                                   ---------
$ 0.001 - $62.563  4,509,832    8.2 years       $ 8.949        3,425,215       $ 7.739
                   =========                                   =========

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1997, 1996 and 1995,

                                AMAZON.COM, INC.

the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1997           1996         1995
                                                -----------    ----------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported.....................      $(27,590)      $(5,777)      $ (303)
Net loss -- pro forma.......................       (32,543)       (5,808)        (304)
Pro forma basic and diluted loss per common
  share -- as reported......................      $  (1.27)      $ (0.31)      $(0.02)
Pro forma basic and diluted loss per common
  share -- pro forma........................         (1.50)        (0.31)       (0.02)

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the year ended December 31, 1997, the weighted-average value was estimated using an expected life of three years, no dividends, risk-free interest rates ranging from 5.70% to 6.93% and a volatility of .50. For 1996 and 1995 the value was estimated using risk-free interest rates of 5.16% to 7.60%, an expected option life of three years and no expected dividends. As the Company was privately held in 1996 and 1995, expected volatility was not applicable. The weighted-average fair value of options granted during the years 1997, 1996 and 1995 was $12.69, $0.08 and $0.06, respectively, for options granted at fair market value. The weighted-average fair value of options granted at less than fair market value during 1997 and 1996 was $3.31 and $0.53, respectively.

  Deferred Compensation

     The Company recorded aggregate deferred compensation of $2.7 million and $612,000 in 1997 and 1996, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1997 and 1996. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which is typically five years. Total amortization recognized in 1997 was $1.4 million. No amortization was recognized in 1996.

  Common Stock Reserved

     At December 31, 1997, common stock reserved for future issuance was as follows:

Stock options...............................................  9,169,977
Common stock warrants.......................................    750,000
                                                              ---------
          Total.............................................  9,919,977
                                                              =========

NOTE 6 -- INCOME TAXES

     The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 1997, the Company had net operating loss carryforwards of approximately $29.9 million. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. The carryforwards begin to expire in 2011.

                                AMAZON.COM, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $  8,201    $ 1,855
  Reserves..............................................     1,395         --
  Compensation expense..................................       460         --
  Other.................................................       306         --
                                                          --------    -------
          Total deferred tax assets.....................    10,362      1,855
Valuation allowance for deferred tax assets.............   (10,362)    (1,855)
                                                          --------    -------
Net deferred tax assets.................................  $     --    $    --
                                                          ========    =======

NOTE 7 -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

NOTE 8 -- QUARTERLY RESULTS (UNAUDITED)

     The following tables contain selected unaudited Statement of Operations and stock price data for each quarter of 1997 and 1996. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                1997
                                              ----------------------------------------
                                                4TH        3RD        2ND        1ST
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              -------    -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................  $66,011    $37,887    $27,855    $16,005
Gross profit................................   12,892      7,178      5,222      3,521
Net loss....................................   (9,337)    (8,510)    (6,705)    (3,038)
Pro forma basic and diluted loss per
  share.....................................    (0.41)     (0.37)     (0.31)     (0.16)
Shares used in computation of pro forma
  basic and diluted loss per share..........   23,021     22,863     21,317     19,402
Stock sales prices per share:
  High......................................  $ 65.50    $ 57.75    $ 30.00        N/A
  Low.......................................  $ 42.25    $ 18.13    $ 15.75        N/A

                                AMAZON.COM, INC.

                                                                        1996
                                                      ----------------------------------------
                                                        4TH        3RD        2ND        1ST
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...........................................  $ 8,468    $ 4,173    $ 2,230    $   875
Gross profit........................................    1,891        911        477        180
Net loss............................................   (2,299)    (2,380)      (767)      (331)
Pro forma basic and diluted loss per share..........    (0.12)     (0.12)     (0.04)     (0.02)
Shares used in computation of pro forma basic and
  diluted loss per share............................   19,085     19,041     18,339     17,712
Stock sales prices per share:
  High..............................................      N/A        N/A        N/A        N/A
  Low...............................................      N/A        N/A        N/A        N/A

     Because of new requirements issued in 1998 by the SEC for companies that recently completed an initial public offering and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when antidilutive, and exercised but unvested shares subject to repurchase by the Company. Previously reported periods affected by these changes in requirements include net loss per share calculations for the years ended December 31, 1997, 1996 and 1995.

     The Company's total net loss for these periods has not changed. However, share count for the years ended December 31, 1997 and 1996 has been revised from 23,602,000 and 22,655,000 to 21,651,000 and 18,544,000, respectively. As a result, net loss per share for the years ended December 31, 1997 and 1996 has been revised from $1.17 and $0.25 to $1.27 and $0.31, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Registrant's executive officers called for by
Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant." Information called for by Part III, Item 10, regarding the Registrant's directors is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." Such Proxy Statement will be filed within 120 days of December 31, 1997, the Company's year end.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of December 31, 1997, the Company's year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." Such Proxy Statement will be filed within 120 days of December 31, 1997, the Company's year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain of the Company's relationships and related transactions is set forth under "Certain Transactions" in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1998, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 1997, the Company's year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:

     (1) Index to Financial Statements:

         Report of Ernst & Young LLP, Independent Auditors

         Balance Sheets as of December 31, 1997 and 1996

         Statements of Operations for each of the three years ended December 31, 1997, 1996 and 1995

         Statements of Stockholders' Equity for each of the three years ended December 31, 1997, 1996 and 1995

         Statements of Cash Flows for each of the three years ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

     (2) Index to Financial Statement Schedules:

         II  Valuation and Qualifying Accounts

     All other schedules not listed above have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     (3) Index to Exhibits:

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
     3.1*     --  Restated Certificate of Incorporation of the Company.
     3.2*     --  Bylaws of the Company.
    10.1*+    --  Amended and Restated 1994 Stock Option Plan (version as of
                  December 20, 1996 for Amended and Restated Grants and
                  version as of December 20, 1996 for New Grants).
    10.2*+    --  1997 Stock Option Plan.
    10.3*+    --  Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers.
    10.4*+    --  Amended and Restated Incentive Stock Option Letter
                  Agreement, effective October 24, 1994, from the Company to
                  Sheldon J. Kaphan, as amended January 14, 1997.
    10.5*+    --  Non-Qualified Stock Option Letter Agreement, effective
                  December 6, 1995, from the Company to Tom A. Alberg.
    10.6*+    --  Non-Qualified Stock Option Letter Agreement, effective
                  December 6, 1995, from the Company to Tom A. Alberg.
    10.7*+    --  Non-Qualified Stock Option Letter Agreement, effective
                  December 20, 1996, from the Company to Joy D. Covey.

    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
    10.8*+    --  Incentive Stock Option Letter Agreement, effective December
                  20, 1996, from the Company to Joy D. Covey.
    10.9*     --  Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
                  KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
                  Bezos.
    10.10*    --  Lease Agreement, dated July 1, 1996, as amended on December
                  21, 1996, January 9, 1997 and February 27, 1997, by and
                  between the Company and Trident Investments, Inc.
    10.11*    --  Lease Agreement, dated September 30, 1996, by and between the Company and Pacific Northwest Group A.
    10.12**   --  Amendment No. 1 to Lease Agreement, dated July 16, 1997, by and between the Company and Pacific Northwest Group A.
    10.13**   --  Amendment No. 2 to Lease Agreement, dated September 11,
                  1997, by and between the Company and Pacific Northwest Group
                  A.
    10.14*    --  Sublease Agreement, dated February 19, 1997, by and between
                  C.C. Filson Company and the Company.
    10.15*    --  Sublease Agreement, dated January 19, 1996, by and between the Company and Coast Wide Supply Co.
    10.16*    --  Master Lease Agreement No. 6672336, dated February 12, 1997, by and between the Company and Digital Financial Services, a division of General Electric Capital Corporation.
    10.17**   --  Lease Agreement, dated August 22, 1997, by and between the
                  Company and McConnell Development, Inc.
    10.18++   --  Credit Agreement, dated December 23, 1997, by and between the Company, Deutsche Bank AG, New York Branch/Cayman
                  Islands Branch, Banque Paribas, BankBoston, N.A., Van Kampen
                  American Capital and Silicon Valley Bank, with Deutsche Bank
                  AG, New York Branch, as Administrative Agent.
    10.19     --  Stock Purchase Warrant, Certificate No. 1, issued December
                  23, 1997 to Deutsche Bank AG, New York Branch.
    10.20*+   --  Subrogation Agreement dated as of June 19, 1996, by and between the Company and Jeffrey P. Bezos.
    10.21     --  Lease Agreement, dated March 23, 1998, by and between
                  Pacific NW Title Building, Inc. and the Company.
    23.1      --  Consent of Ernst & Young LLP, Independent Auditors.
    27.1      --  Financial Data Schedule.

---------------
 + Executive Compensation Plan or Agreement

++ Confidential Treatment Requested

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-23795).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997.

(b) FORM 8-K:

     On November 10, 1997, the Company filed a Form 8-K in connection with the Loan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AMAZON.COM, INC.

                  Date: March 30, 1998                              By: /s/ JEFFREY P. BEZOS
                                                          --------------------------------------------

                                                                  Jeffrey P. Bezos, President

                                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1998.

                  /s/ JEFFREY P. BEZOS                    President, Chief Executive Officer and
--------------------------------------------------------    Chairman of the Board (Principal Executive
                    Jeffrey P. Bezos                        Officer)

                    /s/ JOY D. COVEY                      Chief Financial Officer, Vice President of
--------------------------------------------------------    Finance and Administration (Principal
                      Joy D. Covey                          Financial and Accounting Officer)

                   /s/ TOM A. ALBERG                      Director
--------------------------------------------------------
                     Tom A. Alberg

                   /s/ SCOTT D. COOK                      Director
--------------------------------------------------------
                     Scott D. Cook

                   /s/ L. JOHN DOERR                      Director
--------------------------------------------------------
                     L. John Doerr

               /s/ PATRICIA Q. STONESIFER                 Director
--------------------------------------------------------
                 Patricia Q. Stonesifer

                                AMAZON.COM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                      CHARGED/
                                                     (CREDITED)    COLLECTION OF
                                       BALANCE AT     TO COSTS       ACCOUNTS       ACCOUNTS    BALANCE AT
                                       BEGINNING        AND         PREVIOUSLY      WRITTEN       END OF
             YEAR ENDED                OF PERIOD      EXPENSES      WRITTEN OFF       OFF         PERIOD
             ----------                ----------    ----------    -------------    --------    ----------
                                                                 (IN THOUSANDS)
December 31, 1997....................     $20           $203           $ --          $(154)        $69
                                          ===           ====           ====          =====         ===
December 31, 1996....................      --             30             --            (10)         20
                                          ===           ====           ====          =====         ===
December 31, 1995....................      --             --             --             --          --
                                          ===           ====           ====          =====         ===

INVENTORY VALUATION ALLOWANCE

                                                               CHARGED/
                                                              (CREDITED)
                                                BALANCE AT     TO COSTS       INVENTORY       BALANCE AT
                                                BEGINNING        AND           DISPOSED         END OF
                  YEAR ENDED                    OF PERIOD      EXPENSES     OR WRITTEN OFF      PERIOD
                  ----------                    ----------    ----------    --------------    ----------
                                                                     (IN THOUSANDS)
December 31, 1997.............................     $ --          $800           $  --            $800
                                                   ====          ====           =====            ====
December 31, 1996.............................       --            --              --              --
                                                   ====          ====           =====            ====
December 31, 1995.............................       --            --              --              --
                                                   ====          ====           =====            ====

                               INDEX TO EXHIBITS

NUMBER                                 DESCRIPTION
-------                                -----------
 3.1*      --  Restated Certificate of Incorporation of the Company.
 3.2*      --  Bylaws of the Company.
10.1*+     --  Amended and Restated 1994 Stock Option Plan (version as of
               December 20, 1996 for Amended and Restated Grants and
               version as of December 20, 1996 for New Grants).
10.2*+     --  1997 Stock Option Plan.
10.3*+     --  Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers.
10.4*+     --  Amended and Restated Incentive Stock Option Letter
               Agreement, effective October 24, 1994, from the Company to
               Sheldon J. Kaphan, as amended January 14, 1997.
10.5*+     --  Non-Qualified Stock Option Letter Agreement, effective
               December 6, 1995, from the Company to Tom A. Alberg.
10.6*+     --  Non-Qualified Stock Option Letter Agreement, effective
               December 6, 1995, from the Company to Tom A. Alberg.
10.7*+     --  Non-Qualified Stock Option Letter Agreement, effective
               December 20, 1996, from the Company to Joy D. Covey.
10.8*+     --  Incentive Stock Option Letter Agreement, effective December
               20, 1996, from the Company to Joy D. Covey.
10.9*      --  Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
               KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
               Bezos.
10.10*     --  Lease Agreement, dated July 1, 1996, as amended on December
               21, 1996, January 9, 1997 and February 27, 1997, by and
               between the Company and Trident Investments, Inc.
10.11*     --  Lease Agreement, dated September 30, 1996, by and between the Company and Pacific Northwest Group A.
10.12**    --  Amendment No. 1 to Lease Agreement, dated July 16, 1997, by and between the Company and Pacific Northwest Group A.
10.13**    --  Amendment No. 2 to Lease Agreement, dated September 11,
               1997, by and between the Company and Pacific Northwest Group
               A.
10.14*     --  Sublease Agreement, dated February 19, 1997, by and between
               C.C. Filson Company and the Company.
10.15*     --  Sublease Agreement, dated January 19, 1996, by and between the Company and Coast Wide Supply Co.
10.16*     --  Master Lease Agreement No. 6672336, dated February 12, 1997, by and between the Company and Digital Financial Services, a division of General Electric Capital Corporation.
10.17**    --  Lease Agreement, dated August 22, 1997, by and between the
               Company and McConnell Development, Inc.
10.18++    --  Credit Agreement, dated December 23, 1997, by and between the Company, Deutsche Bank AG, New York Branch/Cayman
               Islands Branch, Banque Paribas, BankBoston, N.A., Van Kampen
               American Capital and Silicon Valley Bank, with Deutsche Bank
               AG, New York Branch, as Administrative Agent.
10.19      --  Stock Purchase Warrant, Certificate No. 1, issued December
               23, 1997 to Deutsche Bank AG, New York Branch.
10.20*+    --  Subrogation Agreement dated as of June 19, 1996, by and between the Company and Jeffrey P. Bezos.

NUMBER                                 DESCRIPTION
-------                                -----------
10.21      --  Lease Agreement, dated March 23, 1998, by and between
               Pacific NW Title Building, Inc. and the Company.
23.1       --  Consent of Ernst & Young LLP, Independent Auditors.
27.1       --  Financial Data Schedule.

---------------
+ Executive Compensation Plan or Agreement

++ Confidential Treatment Requested

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-23795).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997.