Form 10-Q
period 1998-03-31
AMAZON COM INC
filed 1998-05-15
CIK 1018724

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


    For the quarter ended MARCH 31, 1998      Commission File No. 000-22513


                                AMAZON.COM, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                 91-1646860
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                  1516 Second Avenue, Seattle, Washington 98101
               (Address of principal executive offices, Zip Code)


       Registrant's telephone number, including area code: (206) 622-2335



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

49,451,496 shares of $0.01 par value common stock outstanding as of April 30, 1998 (after adjusting for the Company's 2-for-1 stock split payable on June 1,
1998)

                                  Page 1 of 20
                            Exhibit Index on Page 20


================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                                                     3

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                       15

    Item 2.  Changes in Securities and Use of Proceeds                                               15

    Item 3.  Defaults Upon Senior Securities                                                         17

    Item 4.  Submission of Matters to a Vote of Security Holders                                     17

    Item 5.  Other Information                                                                       17

    Item 6.  Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                           19

Exhibit Index                                                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

-----------------------------------------------------------------------------------

                                                         MARCH 31,     DECEMBER 31,
                                                           1998           1997
-----------------------------------------------------------------------------------
                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................     $  98,600      $ 109,810
  Short-term investments ...........................        18,220         15,256
  Inventories ......................................        11,674          8,971
  Prepaid expenses and other .......................         4,399          3,298
                                                         ---------      ---------
      Total current assets .........................       132,893        137,335
Fixed assets, net ..................................         9,773          9,265
Deposits ...........................................           293            166
Deferred charges ...................................         2,048          2,240
                                                         ---------      ---------
      Total assets .................................     $ 145,007      $ 149,006
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................     $  34,374      $  32,697
  Accrued advertising ..............................         5,349          3,454
  Other liabilities and accrued expenses ...........         8,071          6,167
  Current portion of long-term debt ................           684          1,500
                                                         ---------      ---------
      Total current liabilities ....................        48,478         43,818

Long-term portion of debt ..........................        76,521         76,521
Long-term portion of capital lease obligation ......           181            181

Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- none .........            --             --
  Common stock, $0.01 par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares -- 48,325,864
       and 47,874,338 shares at March 31, 1998
       and December 31, 1997, respectively .........           483            479
  Additional paid-in capital .......................        63,711         63,552
  Deferred compensation ............................        (1,493)        (1,930)
  Accumulated deficit ..............................       (42,874)       (33,615)
                                                         ---------      ---------
      Total stockholders' equity ...................        19,827         28,486
                                                         ---------      ---------
        Total liabilities and stockholders' equity .     $ 145,007      $ 149,006
                                                         =========      =========


                             See accompanying notes.

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)




----------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ------------------------
                                                                  1998            1997
                                                                --------        --------
----------------------------------------------------------------------------------------
Net sales ...............................................       $ 87,375        $ 16,005
Cost of sales ...........................................         68,054          12,484
                                                                --------        --------
Gross profit ............................................         19,321           3,521

Operating expenses:
   Marketing and sales ..................................         19,503           3,906
   Product development ..................................          6,729           1,575
   General and administrative ...........................          1,963           1,142
                                                                --------        --------
      Total operating expenses ..........................         28,195           6,623

Loss from operations ....................................         (8,874)         (3,102)
Interest income .........................................          1,640              64
Interest expense ........................................         (2,025)             --
                                                                --------        --------
Net loss ................................................       $ (9,259)       $ (3,038)
                                                                ========        ========

Pro forma basic and diluted loss per share ..............       $  (0.20)       $  (0.08)
                                                                ========        ========

Shares used in computation of pro forma basic and diluted
   loss per share .......................................         46,622          38,804
                                                                ========        ========



                             See accompanying notes.

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

----------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    1998          1997
                                                                  ---------      -------
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss ..................................................     $  (9,259)     $(3,038)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization .........................         1,790          420
      Amortization of unearned compensation related
        to stock options ....................................           185          263
      Changes in operating assets and liabilities:
        Inventories .........................................        (2,703)        (368)
        Prepaid expenses and other ..........................        (1,101)        (616)
        Deposits ............................................          (127)         (47)
        Accounts payable ....................................         1,677        2,798
        Accrued advertising .................................         1,895          656
        Other liabilities and accrued expenses ..............         1,088        1,135
                                                                  ---------      -------
          Net cash provided by (used in) operating
            activities.......................................        (6,555)       1,203

INVESTING ACTIVITIES:
   Maturities of short-term investments .....................         4,500           --
   Purchases of short-term investments ......................        (7,499)          --
   Purchases of fixed assets ................................        (2,071)        (926)
                                                                  ---------      -------
          Net cash used in investing activities .............        (5,070)        (926)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options ..................           415          437
   Proceeds from sale of preferred stock ....................            --          200
                                                                  ---------      -------
          Net cash provided by financing activities .........           415          637

Net increase (decrease) in cash and cash equivalents ........       (11,210)         914

Cash and cash equivalents at beginning of period ............       109,810        6,248
                                                                  ---------      -------
Cash and cash equivalents at end of period ..................     $  98,600      $ 7,162
                                                                  =========      =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued for fixed assets and accrued
product development .........................................     $      --      $ 1,500



                             See accompanying notes.

                                AMAZON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc. ("Amazon.com" or the "Company") was incorporated on July 5, 1994. The Company is the leading online retailer of books and offers a catalog of approximately three million titles, easy-to-use search and browse features, email services, personalized shopping services, secure Web-based credit card payment and direct shipping to customers. The Company currently offers other information-based products, such as music, and intends over time to expand its catalog into other product categories.

Unaudited Interim Financial Information

The financial statements as of March 31, 1998 and 1997 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior period balances have been reclassified to conform to the current period presentation.

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity.

NOTE 2 - FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

                                                March 31,    December 31,
                                                   1998         1997
                                                ---------    ------------
            Computers and equipment              $ 8,416       $ 7,118
            Purchased software                     4,993         4,505
            Leasehold improvements                 1,199           914
            Leased assets                            362           362
                                                 -------       -------
                                                  14,970        12,899
            Less accumulated depreciation
              and amortization                     5,197         3,634
                                                 -------       -------
                  Fixed asssets, net             $ 9,773       $ 9,265
                                                 =======       =======


NOTE 3 - SUBSEQUENT EVENTS

On April 27, 1998, the Company announced that its Board of Directors approved a 2-for-1 stock split of the common stock effected in the form of a dividend. Shareholders will receive an additional share of common stock for every share held on the record date of May 20, 1998. The additional shares will be payable on June 1, 1998. Accordingly, the accompanying financial statements have been restated to reflect the stock split effected in the form of a dividend.

On April 27, 1998, the Company announced the acquisition of three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom and Telebook has operations primarily in Germany through its ABC Bucherdienst subsidiary. IMDB operates a comprehensive repository for movie information on the Internet. Each of the acquisitions will be accounted for under the purchase method of accounting. The Company will incur charges of approximately $55 million in the aggregate in connection with the three transactions. The consideration for the acquisitions was comprised of cash and common stock. The Company issued an aggregate of approximately 540,000 shares of common stock to effect the transactions. The Company expects to amortize the intangibles resulting from the acquisitions over approximately two years.

On May 8, 1998, the Company completed an offering of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes will mature on May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. There will not be any payment of interest on the Senior Discount Notes prior to November 1, 2003. From and after May 1, 2003, the Senior Discount Notes will bear interest, which will be payable in cash, at a rate of 10% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the offering have and will be used to retire approximately $75 million of existing indebtedness, and for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, including the Company's planned sales of music products and international expansion, and capital expenditures. The Company expects, if the opportunity arises, to use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the SEC. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book and music industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

Amazon.com is the leading online retailer of books. The Company also sells CDs, videotapes, audiotapes and other products. All of these products are sold through the Company's Web site. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product or geographic markets, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred significant losses and as of March 31, 1998, had an accumulated deficit of $42.9 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology, and operating infrastructure development. The Company also offers attractive pricing programs, which have reduced its gross margins. Because the Company has relatively low product gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased revenue levels. As a result, the Company believes that it will continue to incur substantial operating losses for the foreseeable future and that the rate at which such losses will be incurred may increase significantly from current levels. In addition, expenses associated with the amortization of intangibles resulting from the Company's recent acquisitions and interest expenses related to the Senior Discount Notes (as defined below) will further affect the Company's net loss. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations, (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (v) price competition or higher wholesale prices in the industry,
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company, (vii) the Company's ability to upgrade and develop its systems and infrastructure, (viii) the Company's ability to attract new personnel in a timely and effective manner,
(ix) the level of traffic on the Company's Web site, (x) the Company's ability to manage effectively its development of new business segments and markets, (xi) the Company's ability to successfully manage the integration of operations and technology of acquisitions and other business combinations, (xii) technical difficulties, system downtime or Internet brownouts, (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiv) the number of popular books introduced during the period, (xv) the level of merchandise returns experienced by the Company, (xvi) governmental regulation and taxation policies,
(xvii) disruptions in service by common carriers due to strikes or otherwise and (xviii) general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail book industry are generally significantly higher in the fourth calendar quarter of each year.

Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts or investors. In such event, the trading price of the common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

Net Sales

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
Net sales..............................     $87,375      $16,005        446%

Net sales are composed of the selling price of books and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers. This increase was partially offset by a decrease in prices. International sales represented 21% and 28% of net sales for the quarters ended March 31, 1998 and 1997, respectively.


Gross Profit

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
Gross profit............................    $19,321      $ 3,521         449%

Gross margin............................      22.1%        22.0%

Gross profit is sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in absolute dollars, reflecting the Company's increased sales volume. Gross margin increased slightly as improvements in product costs and other sourcing activities were largely offset by lower prices and lower overall shipping margins.

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

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, the Company has announced plans to offer music to customers, and anticipates that music product gross margin, which is expected to be lower than book gross margin, will affect overall gross margin proportionately to its impact on product mix.

Marketing and Sales

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
Marketing and sales.....................    $19,503      $ 3,906        399%

Percentage of net sales.................      22.3%        24.4%

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to increases in the Company's advertising and promotional expenditures (including expenses associated with Internet aggregator promotional relationships), increased payroll and related costs associated with fulfilling customer demand and increased credit card merchant fees resulting from higher sales. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth. Therefore, the Company expects marketing and sales expenses to increase significantly in absolute dollars.

Product Development

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
Product development.....................    $ 6,729      $ 1,575        327%

Percentage of net sales.................       7.7%         9.8%

Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure, and costs of acquired content. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase significantly in absolute dollars.

General and Administrative

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
General and administrative.............     $ 1,963      $ 1,142         72%

Percentage of net sales................        2.2%         7.1%

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

Interest Income and Expense

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998         1997        % Change
                                            -------      -------      --------
                                                (in thousands)
Interest income......................       $ 1,640      $    64        2,463%

Interest expense.....................        (2,025)          --         N/A


Interest income on cash, cash equivalents and short-term investments increased due to higher cash, cash equivalents and short-term investment balances resulting from the Company's financing activities. Interest expense for the quarter ended March 31, 1998 consists of interest and amortization of deferred charges related to the Company's three-year senior secured term loan (the "Senior Loan") and interest on asset acquisitions financed through loans and capital leases. The Company expects interest income and interest expense to increase in the future as a result of the Senior Discount Notes (as defined below).

Income Taxes

The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1984, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company's cash and cash equivalents were $98.6 million, compared to $109.8 million at December 31, 1997.

Net cash used in operating activities of $6.6 million for the quarter ended March 31, 1998 was primarily attributable to the net loss and increases in inventories and prepaid expenses and other, partially offset by depreciation and amortization, as well as increases in accrued advertising, accounts payable and other liabilities and accrued expenses. For the quarter ended March 31, 1997, cash provided by operating activities was $1.2 million and resulted from increases in accounts payable and other liabilities and accrued expenses, as well as depreciation and amortization, partially offset by the net loss and increases in prepaid expenses and other and in inventories.

Net cash used in investing activities was $5.1 million for the quarter ended March 31, 1998 and consisted of purchases of short-term investments and fixed assets, partially offset by maturities of short-term investments. For the quarter ended March 31, 1997, net cash used in investing activities consisted of $926,000 for the purchase of fixed assets.

Net cash provided by financing activities of $415,000 for the quarter ended March 31, 1998 resulted from net proceeds from the exercise of stock options. Net cash provided by financing activities of $637,000 for the quarter ended March 31, 1997 resulted from net proceeds from the exercise of stock options and from the issuance of preferred stock.

As of March 31, 1998, the Company's principal sources of liquidity consisted of $98.6 million of cash and cash equivalents and $18.2 million of short-term investments. As of that date, the Company's principal commitments consisted of obligations outstanding under its Senior Loan, obligations in connection with the acquisition of fixed assets, operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company may establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. In addition, the Company has announced plans to continue to increase its merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

On April 27, 1998, the Company announced the acquisition of three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom, and Telebook has operations primarily in Germany through its ABC Bucherdienst subsidiary. IMDB operates a comprehensive repository for movie information on the Internet. Each of the acquisitions will be accounted for under the purchase method of accounting. The Company will incur charges of approximately $55 million in the aggregate in connection with the three transactions. The consideration for the acquisitions was comprised of cash and common stock. The Company issued an aggregate of approximately 540,000 shares of common stock to effect the transactions. The Company expects to amortize the intangibles resulting from the acquisitions over approximately two years.

On May 8, 1998, the Company completed an offering of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes will mature on May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. There will not be any payment of interest on the Senior Discount Notes prior to November 1, 2003. From and after May 1, 2003, the Senior Discount Notes will bear interest, which will be payable in cash, at a rate of 10% per annum on each May 1 and November 1, commencing November 1, 2003.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture for the Senior Discount Notes (the "Indenture"), plus accrued interest, if any, to the date of redemption. At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110 % of their Accreted Value (as defined in the Indenture) on the redemption date, plus accrued and unpaid interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value (as defined in the Indenture) on the redemption date, plus (ii) accrued and unpaid interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).

Upon a Change of Control (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any. There can be no assurance that the Company will have sufficient funds available at the time of any Change of Control to make any required debt repayment (including repurchases of the Senior Discount Notes).

The Senior Discount Notes are and will be senior unsecured indebtedness of the Company ranking pari passu with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are and will be effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries, including trade payables. As of December 31, 1997, as adjusted for the offering of the Senior Discount Notes and application of the net proceeds therefrom, the Company would have had $3.2 million of indebtedness outstanding (other than the Senior Discount Notes), all of which would have been secured indebtedness.

The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

The net proceeds from the offering of the Senior Discount Notes have and will be used to retire approximately $75 million of existing indebtedness and for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, including the Company's planned sales of music products and international expansion, and capital expenditures. The Company expects, if the opportunity arises, to use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

On December 23, 1997, the Company borrowed $75 million pursuant to the Senior Loan. The Company has repaid the Senior Loan in full with a portion of the net proceeds of the Senior Discount Notes. In connection with the Senior Loan, the

Company issued warrants to purchase a total of 750,000 shares of the Company's common stock. All of the warrants were canceled when the Company repaid the Senior Loan.

The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, the net proceeds of the offering of the Senior Discount Notes (see Item 1. "Financial Statements" - Note 3 - Subsequent Events) and cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the SEC, including among others, the Company's limited operating history, the unpredictability of its future revenues and the unpredictable and evolving nature of its business model, the following additional factors may affect the Company's future results.

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book and music industries are intensely competitive. The Company's current or potential competitors include
(i) various online booksellers and vendors of other products such as CDs and videotapes, including entrants into narrow specialty niches, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products and (iii) publishers, distributors and retail vendors of books, music and other products, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

The Company has rapidly and significantly expanded its operations and anticipates that further expansion will be required to address potential growth in its customer base, to expand its product and service offerings and its international operations, and to pursue other market opportunities. The expansion of the Company's operations and employee base has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, as well as to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it experienced in the online book market, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Amazon.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company expects to expand its presence in foreign markets and has recently acquired two international online booksellers to accelerate this expansion. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely effect the success of the Company's international operations. Furthermore, it is possible that governments in certain foreign jurisdictions may have or enact legislation with respect to the Internet or other online services in such areas as content, network security, encryption or distribution that may effect the Company's ability to conduct business abroad. There can be no assurance that one or more of such factors would not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties, such as the Company's recent acquisition of three Internet companies. Any such transaction would be accompanied by risks commonly encountered in such transactions, which could include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company has significant indebtedness outstanding, principally the Senior Discount Notes (see Item 1. "Financial Stetements" - Note 3 - Subsequent Events and " - Liquidity and Capital Resources"), capitalized lease obligations and other equipment financing. The Company may incur substantial additional indebtedness in the future. The level of the Company's indebtedness, among other things, could (i) make it difficult for the Company to make payments on the Senior Discount Notes, (ii) make it difficult for the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (iii) limit the Company's flexibility in planning for, or reacting to changes in, its business, and (iv) make it more vulnerable in the event of a downturn in its business. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Senior Discount Notes. In the event the Company's cash flow is inadequate to meet its obligations, the Company could face substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. Any such default could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the its business, prospects, financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Senior Discount Notes

On May 8, 1998, the Company sold $530 million aggregate principal amount at maturity (approximately $326 million aggregate initial Accreted Value (as defined in the Indenture referred to below)) of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes mature on May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity. There will not be any payment of interest on the Senior Discount Notes prior to November 1, 2003. From and after May 1, 2003, the Senior Discount Notes will bear interest, which will be payable in cash, at a rate of 10% per annum on each May 1 and November 1, commencing November 1, 2003.

The Senior Discount Notes will be redeemable, at the option of the Company, in whole or in part, on or after May 1, 2003 and prior to maturity, at the redemption prices (expressed in percentages of principal amount at maturity) set forth below, plus accrued interest, if any, to the date of redemption, if redeemed during the 12-month period commencing May 1 of the years set forth below:

                YEAR                                    REDEMPTION PRICE
                2003                                        105.000%
                2004                                        103.333
                2005                                        101.667
                2006 and thereafter                         100.000

At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110% of their Accreted Value on the redemption date, plus accrued and unpaid interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value on the redemption date, plus (ii) accrued and unpaid interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).

Upon a Change of Control (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any.

The Senior Discount Notes are and will be senior unsecured indebtedness of the Company ranking pari passu with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are and will be effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries, including trade payables.

The Senior Discount Notes were issued pursuant to an Indenture dated as of May 8, 1998 between the Company and the Bank of New York, as trustee. The Indenture for the Senior Discount Notes contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. These limitations are, however, subject to a number of important qualifications and exceptions.

Recent Sales of Unregistered Equity Securities

The Company issued 540,066 shares of its common stock (the "Common Stock") in connection with the acquisition of the following companies: Bookpages on April 17, 1998; Telebook on April 24, 1998; and IMDB on April 24, 1998. The form of the transactions for Bookpages and IMDB was an exchange of the Company's Common Stock plus, in the case of IMDB, cash for the entire issued share capital of the acquired businesses. For Telebook, the form of the transaction was a merger, whereby Telebook was merged into a wholly-owned subsidiary of the Company in exchange for shares of the Company's Common Stock. No underwriters were used and the recipients of the Company's Common Stock were the shareholders of the acquired companies.

Twenty-one of the former shareholders of the acquired companies are non-U.S. residents who collectively received 351,324 shares of the Company's Common Stock. The shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the safe harbor contained in Regulation S thereunder. The shares issued to non-U.S. residents were sold in offshore transactions in accordance with the offering restrictions of Regulation S and no directed selling efforts were made in the United States.

Five of the former shareholders of the acquired companies are U.S. residents who collectively received 188,742 shares of the Company's Common Stock. The shares were not registered under the Securities Act pursuant to the exemption set forth in Section 4(2) thereof. All U.S. residents who received shares of the Company's Common Stock made certain representations to the Company as to investment intent, possessed a sufficient level of financial sophistication and received or had access to information about the Company. The shares issued in the transactions are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

Use of Proceeds

The Company's registration statement (No. 333-23795) under the Securities Act for its initial public offering (the "Registration Statement") became effective on May 14, 1997. Offering proceeds, net of aggregate expenses of approximately $4.9 million, were $49.1 million. The Company has used approximately $16.1 million of the net offering proceeds for working capital paid directly or indirectly to third parties, approximately $9.3 million for the purchase or installation of machinery and equipment and approximately $23.7 million for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


         3.1    Restated Bylaws of Amazon.com, Inc.

         4.1 Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as Trustee.

         4.2    Form of 10% Senior Discount Note Due 2008.

         4.3 Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co. Incorporated

        10.1    Lease Agreement, dated March 20, 1998, as amended on April 21,
                1998, by and between Amazon.com, Inc. and Pacific NW Title
                Building, Inc.

        10.2    Lease Agreement, dated April 17, 1998, by and between
                Amazon.com, Inc. and 1100 Second Avenue Limited Partnership.

        27.1    Financial Data Schedule for the quarter ended March 31, 1998.

        27.2 Financial Data Schedule, restated to show the effect of the stock split, for the years ended December 31, 1996 and 1997, and for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AMAZON.COM, INC.
                                                    (REGISTRANT)
DATED:   May 15, 1998




                                               By: /s/ Joy D. Covey
                                                  -----------------
                                                    Joy D. Covey
                                              Chief Financial Officer,
                                   Vice President  of Finance and Administration
                                                    and Secretary

                                  EXHIBIT INDEX



Exhibit Number                               Title
--------------     -------------------------------------------------------------
         3.1    Restated Bylaws of Amazon.com, Inc.

         4.1 Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as Trustee.

         4.2    Form of 10% Senior Discount Note Due 2008.

         4.3 Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co. Incorporated

        10.1    Lease Agreement, dated March 20, 1998, as amended on April 21,
                1998, by and between Amazon.com, Inc. and Pacific NW Title
                Building, Inc.

        10.2    Lease Agreement, dated April 17, 1998, by and between
                Amazon.com, Inc. and 1100 Second Avenue Limited Partnership.

        27.1    Financial Data Schedule for the quarter ended March 31, 1998.

        27.2 Financial Data Schedule, restated to show the effect of the stock split, for the years ended December 31, 1996 and 1997, and for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.