Form 10-Q
period 1998-06-30
AMAZON COM INC
filed 1998-08-14
CIK 1018724

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



     For the quarter ended JUNE 30, 1998     Commission File No. 000-22513



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]


      49,865,617 shares of $0.01 par value common stock outstanding as of
                                 July 31, 1998


                                  Page 1 of 22
                            Exhibit Index on Page 22

================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                       ----

     Item 1.    Financial Statements                                                                                      3

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                               17



PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                        17

     Item 2.    Changes in Securities and Use of Proceeds                                                                18

     Item 3.    Defaults Upon Senior Securities                                                                          19

     Item 4.    Submission of Matters to a Vote of Security Holders                                                      19

     Item 5.    Other Information                                                                                        20

     Item 6.    Exhibits and Reports on Form 8-K                                                                         20



Signatures                                                                                                               21

Exhibit Index                                                                                                            22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        DECEMBER 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
                                                                      (unaudited)
ASSETS
Current assets:
  Cash............................................................    $      2,523      $      1,567
  Marketable securities...........................................         337,396           123,499
  Inventories.....................................................          17,035             8,971
  Prepaid expenses and other......................................          12,487             3,298
                                                                      ------------      ------------
          Total current assets....................................         369,441           137,335
Fixed assets, net.................................................          14,014             9,265
Deposits and other................................................             284               166
Goodwill and other purchased intangibles, net.....................          52,398                --
Deferred charges..................................................           7,622             2,240
                                                                      ------------      ------------
          Total assets............................................    $    443,759      $    149,006
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................    $     47,556      $     32,697
  Accrued advertising.............................................           9,971             3,454
  Other liabilities and accrued expenses..........................          13,713             6,167
  Current portion of long-term debt...............................             684             1,500
                                                                      ------------      ------------
          Total current liabilities...............................          71,924            43,818

Long-term portion of debt.........................................         332,225            76,521
Long-term portion of capital lease obligation.....................             181               181

Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- none........................              --                --
  Common stock, $0.01 par value:
     Authorized shares -- 300,000,000
    Issued and outstanding shares -- 49,669,601 and 47,874,338
      shares, respectively........................................             497               479
  Additional paid-in capital......................................         104,368            63,552
  Deferred compensation...........................................          (1,301)           (1,930)
  Other gains (losses)............................................             (35)               --
  Accumulated deficit.............................................         (64,100)          (33,615)
                                                                      ------------      ------------
          Total stockholders' equity..............................          39,429            28,486
                                                                      ------------      ------------
          Total liabilities and stockholders' equity..............    $    443,759      $    149,006
                                                                      ============      ============


                             See accompanying notes.

                                AMAZON.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                               QUARTER ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30
                                                          1998              1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------

Net sales .........................................    $  115,977        $   27,855        $  203,352        $    3,860
Cost of sales .....................................        89,786            22,633           157,840            35,117
                                                       ----------        ----------        ----------        ----------
Gross profit ......................................        26,191             5,222            45,512             8,743

Operating expenses:
   Marketing and sales ............................        26,452             7,773            45,955            11,679
   Product development ............................         8,060             2,808            14,789             4,383
   General and administrative .....................         3,262             1,708             5,225             2,850
   Amortization of goodwill and other purchased
     intangibles ..................................         5,413                --             5,413                --
                                                       ----------        ----------        ----------        ----------

       Total operating expenses ...................        43,187            12,289            71,382            18,912

Loss from operations ..............................       (16,996)           (7,067)          (25,870)          (10,169)
Interest income ...................................         3,334               366             4,974               430
Interest expense ..................................        (7,564)               (4)           (9,589)               (4)
                                                       ----------        ----------        ----------        ----------
       Net interest income (expense) ..............        (4,230)              362            (4,615)              426
Net loss ..........................................    $  (21,226)       $   (6,705)       $  (30,485)       $   (9,743)
                                                       ==========        ==========        ==========        ==========

Basic and diluted loss per share ..................    $    (0.44)       $    (0.16)       $    (0.64)       $    (0.24)
                                                       ==========        ==========        ==========        ==========

Shares used in computation of basic and diluted
   loss per share .................................        47,977            42,634            47,299            40,719
                                                       ==========        ==========        ==========        ==========


                             See accompanying notes.

                                AMAZON.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ----------------------------
                                                                                1998              1997
                                                                             ----------        ----------

OPERATING ACTIVITIES:
    Net loss ........................................................        $  (30,485)       $   (9,743)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Depreciation and amortization ................................             8,773             1,022
       Amortization of unearned compensation related to stock options               629               625
       Noncash interest expense .....................................             7,085                --
       Changes in operating assets and liabilities:
          Inventories ...............................................            (8,047)           (1,081)
          Prepaid expenses and other ................................            (8,029)             (841)
          Deposits and other ........................................               (93)             (182)
          Accounts payable ..........................................            13,639             7,475
          Accrued advertising .......................................             6,517             2,574
          Other liabilities and accrued expenses ....................             5,591             2,757
                                                                             ----------        ----------
            Net cash provided by (used in) operating activities .....            (4,420)            2,606

INVESTING ACTIVITIES:
    Maturities of marketable securities .............................            55,136               969
    Purchases of marketable securities ..............................          (269,068)          (45,875)
    Purchases of fixed assets .......................................            (7,714)           (2,239)
    Acquisition of businesses .......................................           (14,993)               --
                                                                             ----------        ----------
            Net cash used in investing activities ...................          (236,639)          (47,145)

FINANCING ACTIVITIES:
    Proceeds from initial public offering ...........................                --            49,103
    Proceeds from exercise of stock options .........................             1,022               474
    Proceeds from sale of preferred stock ...........................                --               200
    Proceeds from debt ..............................................           325,987                --
    Repayment of debt ...............................................           (77,209)               --
    Financing costs related to debt issuance ........................            (7,750)               --
                                                                             ----------        ----------
            Net cash provided by financing activities ...............           242,050            49,777

Effect of exchange rate changes .....................................               (35)               --
                                                                             ----------        ----------

Net increase in cash ................................................               956             5,238

Cash at beginning of period .........................................             1,567               823
                                                                             ----------        ----------
Cash at end of period ...............................................        $    2,523        $    6,061
                                                                             ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued for fixed assets and accrued product development         $       --        $    1,500
Fixed assets acquired under capital lease ...........................        $       --        $      362
Common stock issued in connection with acquisitions .................        $   39,812        $       --


                             See accompanying notes.

                                AMAZON.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc. ("Amazon.com" or the "Company") was incorporated on July 5, 1994. The Company is the leading online retailer of books and music and offers a catalog of approximately three million titles, easy-to-use search and browse features, email services, personalized shopping services, secure Web-based credit card payment and direct shipping to customers.

Unaudited Interim Financial Information

The consolidated financial statements as of June 30, 1998 and 1997 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior period balances have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Marketable Securities

The Company's marketable securities consist primarily of high-quality short to intermediate term fixed income securities and money market mutual funds and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within other gains (losses). Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. Realized and unrealized gains and losses were immaterial for all periods presented. The specific identification method is used to determine the cost of securities sold. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less, and reflects the related cash flows as investing cash flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

Deferred Charges

On May 8, 1998, the Company issued approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"). At June 30, 1998, deferred charges consisted of fees associated with the issuance of the Senior Discount Notes. The fees are being amortized into interest expense over the life of the Senior Discount Notes.

Goodwill and Other Purchased Intangibles

Goodwill and other purchased intangibles is stated net of total accumulated amortization of $5.4 million at June 30, 1998. Goodwill is being amortized over a two-year period.

Foreign Currency

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other gains (losses). To date the Company has entered into no foreign currency exchange contracts or other such derivative instruments.

New Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of these Statements had no material impact on the Company's net loss or stockholders' equity.


NOTE 2 - BUSINESS ACQUISITIONS

In April 1998, the Company acquired three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom, and Telebook has operations primarily in Germany through its ABC Bucherdienst subsidiary. IMDB operates a comprehensive repository for movie information on the Internet. Each of the acquisitions was accounted for under the purchase method of accounting. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of cash and common stock. The Company issued an aggregate of approximately 1.1 million shares of common stock to effect the transactions. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets and is being amortized over two years. The results of operations of the acquired companies are included in the Company's consolidated financial results beginning on the date of acquisition.

The following table presents unaudited consolidated pro forma financial information for the six months ended June 30, 1998 and 1997, as though the acquisitions made in 1998 had occurred on January 1 of each year:

                                                              For the Six             For the Six
                                                             Months Ended             Months Ended
                                                             June 30, 1998           June 30, 1997
                                                            --------------           -------------
                    Net sales                                 $  206,800              $   47,016
                    Net loss                                     (40,726)                (24,261)
                    Basic and diluted loss per share               (0.85)                  (0.58)

Net loss in the above table includes amortization of goodwill and other purchased intangibles of $14.7 million and $14.3 million for the six months ended June 30, 1998 and 1997, respectively. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on the basis assumed above. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from the combined operations.


NOTE 3 - DEBT

On May 8, 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes due May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture for the Senior Discount Notes (the "Indenture"), plus accrued interest, if any, to the date of redemption. At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110 % of their Accreted Value (as defined in the Indenture) on the redemption date, plus accrued interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value (as defined in the Indenture) on the redemption date, plus (ii) accrued interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).

Upon a Change of Control (as defined in the Indenture), the Company would be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any. There can be no assurance that the Company would have sufficient funds available at the time of any Change of Control to make any required debt repayment (including repurchases of the Senior Discount Notes).

The Senior Discount Notes are senior unsecured indebtedness of the Company ranking pari passu with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries.

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

A portion of the net proceeds from the offering of the Senior Discount Notes has been used to retire approximately $75 million of existing indebtedness. The Company expects to use the remaining net proceeds for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, including the Company's sale of music products and international expansion, and capital expenditures. The Company expects, if the opportunity arises, to use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.


NOTE 4 - STOCKHOLDERS' EQUITY

On June 1, 1998, the Company effected a two-for-one stock split in the form of a stock dividend to stockholders of record on May 20, 1998. Accordingly, the accompanying consolidated financial statements have been restated to reflect the split.

On June 3, 1998, the Company increased the number of authorized shares of common stock, par value $0.01 per share, from 100 million shares to 300 million shares.


NOTE 5 - SUBSEQUENT EVENTS

On August 4, 1998, the Company announced that it had entered into definitive agreements to acquire 100% of the outstanding shares and assume all outstanding options of Junglee Corporation ("Junglee") and Sage Enterprises, Inc. ("PlanetAll") in exchange for equity having an aggregate value of approximately $280 million. The Junglee acquisition closed on August 12, 1998. Junglee develops Web-based virtual database technologies to help consumers find products on the Internet. PlanetAll provides contact management services via the Internet, including Web-based address, calendar and reminder features. The Company has issued approximately 1.6 million shares of common stock and assumed all (approximately 300,000) outstanding options in connection with the acquisition of Junglee and will account for this transaction under the purchase method of accounting. The Company will issue approximately 800,000 shares of common stock and assume all (approximately 100,000) outstanding options in connection with the acquisition of PlanetAll and anticipates accounting for this transaction as a pooling of interests. The PlanetAll transaction is expected to close during the quarter ending September 30, 1998, subject to customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the SEC. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book and music industries, the risks associated with management and integration of business combinations, and the risks associated with capacity constraints, systems development, management of growth, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.


OVERVIEW

Amazon.com is the leading online retailer of books and music. The Company also sells videotapes, audiotapes and other products. All of these products are sold through the Company's Web site. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product or geographic markets, effectively manage and integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred significant losses and as of June 30, 1998, had an accumulated deficit of $64.1 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology, and operating infrastructure development. The Company also offers attractive pricing programs, which have resulted in relatively low product gross margins. As a result, achieving profitability given planned investment levels depends on the Company's ability to generate and sustain substantially increased revenue levels. In addition, amounts associated with the Company's recent acquisitions, including amortization of goodwill and other purchased intangibles and ongoing operating expenses of those companies, as well as interest expense related to the Senior Discount Notes (as defined below) will further affect the Company's operating results. As a result of the foregoing factors, the Company believes that it will continue to incur substantial operating losses for the foreseeable future and that the rate at which such losses will be incurred will increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has recently announced acquisitions that will result in the Company's incurring significant charges, including amortization of goodwill and other purchased intangibles and ongoing operating expenses of the acquired companies.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, among others, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations, (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (v) price competition or higher wholesale prices in the industry,
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (vii) the Company's ability to upgrade and develop its systems and infrastructure, (viii) the Company's ability to attract new personnel in a timely and effective manner, (ix) the level of traffic on the Company's Web site, (x) the Company's ability to manage effectively its development of new business segments and markets, (xi) the Company's ability to successfully manage the integration of operations and technology of acquisitions and other business combinations, (xii) technical difficulties, system downtime or Internet brownouts, (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (xiv) the number of popular books, music selections and other products introduced during the period, (xv) the level of merchandise returns experienced by the Company, (xvi) governmental regulation and taxation policies, (xvii) disruptions in service by common carriers due to strikes or otherwise, and (xviii) general economic conditions and economic conditions specific to the Internet, online commerce and the book and music industries.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail book and music industries are generally significantly higher in the fourth calendar quarter of each year.

Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts or investors. In such event, the trading price of the common stock would likely be materially adversely affected.


RECENT EVENTS

In April 1998, the Company acquired three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom, and Telebook has operations primarily in Germany through its ABC Bucherdienst subsidiary. IMDB operates a comprehensive repository for movie information on the Internet. Each of the acquisitions was accounted for under the purchase method of accounting. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of cash and common stock. The Company issued an aggregate of approximately 1.1 million shares of common stock to effect the transactions. The Company will amortize the intangibles resulting from the acquisitions over two years.

On August 4, 1998, the Company announced that it had entered into definitive agreements to acquire 100% of the outstanding shares and assume all outstanding options of Junglee Corporation ("Junglee") and Sage Enterprises, Inc. ("PlanetAll") in exchange for equity having an aggregate value of approximately $280 million. The Junglee acquisition closed on August 12, 1998. Junglee develops Web-based virtual database technologies to help consumers find products on the Internet. PlanetAll provides contact management services via the Internet, including Web-based address, calendar and reminder features. The Company has issued approximately 1.6 million shares of common stock and assumed all (approximately 300,000) outstanding options in connection with the acquisition of Junglee and will account for this transaction under the purchase method of accounting. The Company will issue approximately 800,000 shares of common stock and assume all (approximately 100,000) outstanding options in connection with the acquisition of PlanetAll and anticipates accounting for this transaction as a pooling of interests. The PlanetAll transaction is expected to close during the quarter ending September 30, 1998, subject to customary closing conditions.

The Company anticipates that the application of purchase accounting guidelines to the Junglee purchase will result in substantial additional charges to its operating results. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Management anticipates allocating the purchase price to the fair values of the tangible assets, intangible assets and technology, some of which has not reached technological feasibility and therefore has no alternative future use. In addition, the Company anticipates recording costs related to the Junglee and PlanetAll acquisitions in the quarter ending September 30, 1998. In addition, both entities are currently incurring operating losses. The Company intends to continue investing in product development, marketing and sales, and general and administrative activities for the acquired companies, and expects that such expenses, combined with amortization of goodwill and other purchased intangibles, will significantly exceed revenues generated by the companies for the foreseeable future.

RESULTS OF OPERATIONS

Net Sales

                                               Quarter Ended                              Six Months Ended
                                  ----------------------------------------    -----------------------------------------

                                   June 30,       June 30,                      June 30,       June 30,
                                     1998           1997        % Change         1998           1997         % Change
                                  ----------     ----------    -----------    -----------     ----------    -----------
                                       (in thousands)                              (in thousands)
 Net sales.................        $115,977       $27,855          316%         $203,352        $43,860         364%

Net sales are composed of the selling price of books, music and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers and, to a smaller extent, increased sales of music following the opening of the Company's music store in June 1998 and the inclusion of sales from the companies acquired in April 1998. This increase was partially offset by a decrease in prices effected in June 1997. International sales represented 22% and 28% of net sales for the quarters ended June 30, 1998 and 1997, respectively, and 21% and 28% of net sales for the six months ended June 30, 1998 and 1997, respectively.


Gross Profit

                                               Quarter Ended                             Six Months Ended
                                  ----------------------------------------    ----------------------------------------
                                   June 30,       June 30,                     June 30,       June 30,
                                     1998           1997        % Change         1998           1997        % Change
                                  ----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                               (in thousands)

Gross profit.....................  $26,191        $ 5,222          401%        $45,512       $ 8,743           421%

Gross margin.....................     22.6%          18.7%                        22.4%         19.9%

Gross profit is sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in absolute dollars, reflecting the Company's increased sales volume. Gross margin increased as a result of improvements in product costs through improved supply chain management, as well as higher overall shipping margins, which together more than offset the impact of lower prices.

The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers everyday discounts of up to 30% on more than 400,000 titles, with featured book and music titles discounted at 40% and certain "special value" editions discounted up to 89%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, the Company has launched its new music store and music gross margin is lower than book gross margin. To the extent music becomes a larger portion of the Company's product mix, it is expected to have a proportionate impact on overall product gross margin.


Marketing and Sales

                                               Quarter Ended                              Six Months Ended
                                  -----------------------------------------    ----------------------------------------

                                    June 30,        June 30,                     June 30,       June 30,
                                     1998            1997        % Change         1998           1997        % Change
                                  -----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                               (in thousands)

Marketing and sales..............   $26,452         $ 7,773          240%        $45,955        $11,679          293%

Percentage of net sales..........      22.8%          27.9%                        22.6%          26.6%

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to increases in the Company's advertising and promotional expenditures, increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth. In addition, the Company intends to invest in marketing, promotion and fulfillment activities related to its product and international expansion, as well as in marketing and sales activities of Junglee and PlanetAll. As a result of the foregoing, the Company expects marketing and sales expenses to increase significantly in absolute dollars.


Product Development

                                               Quarter Ended                             Six Months Ended
                                  ----------------------------------------    ----------------------------------------
                                   June 30,       June 30,                     June 30,       June 30,
                                     1998           1997        % Change         1998           1997        % Change
                                  ----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                             (in thousands)

Product development..............   $8,060         $ 2,808         187%         $14,789       $ 4,383          237%

Percentage of net sales..........      6.9%           10.1%                         7.3%         10.0%

Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, as well as systems and telecommunications infrastructure, and costs of acquired content partially attributable to the recent entry into music sales. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure, including investments associated with entry into music sales and operating expenses associated with the acquisitions of Telebook, Bookpages and IMDB. Product development expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web store and infrastructure, the Company intends to increase investments in product and international expansion and to continue investments by Junglee and PlanetAll. As a result, the Company expects product development expenses to increase significantly in absolute dollars.


General and Administrative

                                               Quarter Ended                             Six Months Ended
                                  ----------------------------------------    ----------------------------------------
                                   June 30,       June 30,                     June 30,       June 30,
                                     1998           1997        % Change         1998           1997        % Change
                                  ----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                             (in thousands)

General and administrative.......  $ 3,262        $ 1,708         91%           $ 5,225       $ 2,850          83%

Percentage of net sales..........      2.8%           6.1%                          2.6%          6.5%

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel, expenses associated with newly acquired subsidiaries, and legal and other professional fees related to the Company's growth and expanded activities. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business, including investments associated with product and international expansion and the operations of Junglee and PlanetAll.

Amortization of Goodwill and Other Purchased Intangibles

                                               Quarter Ended                             Six Months Ended
                                  ----------------------------------------    ----------------------------------------
                                   June 30,       June 30,                     June 30,       June 30,
                                     1998           1997        % Change         1998           1997        % Change
                                  ----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                             (in thousands)

Amortization of goodwill and
other purchased intangibles......  $ 5,413            -            N/A         $ 5,413            -          N/A

Percentage of net sales..........     4.7%                                         2.7%           -


Amortization of goodwill and other purchased intangibles consists of amortization of goodwill and other purchased intangibles incurred in connection with the Company's April 1998 acquisitions of three Internet companies:
Bookpages, Telebook and IMDB. See " - Recent Events." Each of the acquisitions was accounted for under the purchase method of accounting. The Company anticipates that future amortization associated with these three acquisitions will increase net loss by approximately $7.1 million per quarter until related goodwill and other purchased intangibles are fully amortized. As a result of the recently completed acquisition of Junglee, the Company expects that operating expenses will increase to reflect the amortization of associated goodwill and other intangibles. Any additional acquisitions could result in additional amortization charges.


Interest Income and Expense

                                               Quarter Ended                             Six Months Ended
                                  ----------------------------------------    ----------------------------------------
                                   June 30,       June 30,                     June 30,       June 30,
                                     1998           1997        % Change         1998           1997        % Change
                                  ----------     ----------    -----------    ----------     ----------    -----------
                                       (in thousands)                             (in thousands)

Interest income..................  $ 3,334       $     366        811%         $ 4,974       $    430        1,057%

Interest expense.................   (7,564)            (4)        N/A           (9,589)            (4)        N/A


Interest income on cash and marketable securities increased due to higher balances resulting from the Company's financing activities. Interest expense for the quarter ended June 30, 1998 includes interest and amortization of deferred charges related to the Company's Senior Discount Notes (as defined below) and the write-off of $2.0 million of unamortized loan fees following prepayment of the Company's three-year senior secured term loan (the "Senior Loan"). Interest expense for the quarter and six months ended June 30, 1998 also includes interest on the Senior Loan and asset acquisitions financed through loans and capital leases. The Company expects interest expense to increase in the future as a result of the Senior Discount Notes (as defined below).

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash was $2.5 million, compared to $1.6 million at December 31, 1997. Marketable securities balances, which include highly liquid investments with maturities of three months or less, were $337.4 million and $123.5 million at June 30, 1998 and December 31, 1997, respectively.

Net cash used in operating activities of $4.4 million for the six months ended June 30, 1998 was primarily attributable to the net loss and increases in inventories and prepaid expenses and other, partially offset by noncash expenses and increases in accounts payable, accrued advertising and other liabilities and accrued expenses. For the six months ended June 30, 1997, cash provided by operating activities was $2.6 million and resulted from increases in accounts payable, other liabilities and accrued expenses and accrued advertising, as well as depreciation and amortization, partially offset by the net loss and increases in inventories.

Net cash used in investing activities was $236.6 million for the six months ended June 30, 1998 and consisted of purchases of marketable securities and acquisitions of businesses and fixed assets, partially offset by maturities of marketable securities. For the six months ended June 30, 1997, net cash used in investing activities was $47.1 million and consisted of purchases of marketable securities and fixed assets.

Net cash provided by financing activities of $242.1 million for the six months ended June 30, 1998 resulted from net proceeds of $318.2 million from the Senior Discount Notes (as defined below) offering partially offset by the repayment of the Senior Loan. Net cash provided by financing activities of $49.8 million for the six months ended June 30, 1997 resulted primarily from net proceeds from the Company's initial public offering.

As of June 30, 1998, the Company's principal sources of liquidity consisted of $2.5 million of cash and $337.4 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under its Senior Discount Notes (as defined below), obligations in connection with the acquisition of fixed assets, operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel including growth associated with product and geographic expansion and integration of business combinations. The Company recently entered into lease arrangements to increase its distribution center capacity in the United Kingdom and expanded its Seattle distribution center to 93,000 square feet. In addition, the Company is currently pursuing a long-term headquarters lease and may enter into such a lease as soon as the third quarter of 1998. The Company may establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. In addition, the Company has announced plans to continue to increase its merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

On May 8, 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes ("Senior Discount Notes") due May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at the rate of 10% per annum payable in cash on each May 1 and November 1.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture for the Senior Discount Notes (the "Indenture"), plus accrued interest, if any, to the date of redemption. At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110 % of their Accreted Value (as defined in the Indenture) on the redemption date, plus accrued interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value (as defined in the Indenture) on the redemption date, plus (ii) accrued interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).


Upon a Change of Control (as defined in the Indenture), the Company would be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any. There can be no assurance that the Company would have sufficient funds available at the time of any Change of Control to make any required debt repayment (including repurchases of the Senior Discount Notes).

The Senior Discount Notes are senior unsecured indebtedness of the Company ranking pari passu with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries.

The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

A portion of the net proceeds from the offering of the Senior Discount Notes has been used to retire approximately $75 million of existing indebtedness. The Company expects to use the remaining net proceeds for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, including the Company's sales of music products and international expansion, and capital expenditures. The Company expects, if the opportunity arises, to use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash which may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. For example, the Company recently announced the acquisitions of Junglee and PlanetAll, which together will result in the issuance of approximately 2.4 million shares of common stock and assumption of approximately 400,000 outstanding options.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's annual report on Form 10-K for the year ended December 31, 1997, as filed with the SEC, the following additional factors may affect the Company's future results.

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book and music industries are intensely competitive. The Company's current or potential competitors include
(i) various online booksellers and vendors of other products such as CDs and videotapes, including entrants into narrow specialty niches, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products, and (iii) publishers, distributors and retail vendors of books, music and other products, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

The Company expects that competition in the Internet and online commerce markets will intensify in the future. For example, as various Internet market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies will permit customers to quickly compare the Company's prices with those of its competitors. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Substantially all of the Company's computer and communications hardware is located at a single leased facility in Seattle, Washington. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company does not currently have redundant systems or a formal disaster recovery plan and in the event of a major interruption may not have sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. For example, the Company introduced its music store in June 1998. Expansion of the Company's operations in this manner will require significant additional expenses and development, operations and editorial resources and could strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it experienced in the online book market, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Amazon.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company expects to expand its presence in foreign markets and has recently acquired two international online booksellers to accelerate this expansion. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely effect the success of the Company's international operations. Furthermore, it is possible that governments in certain foreign jurisdictions may have or enact legislation with respect to the Internet or other online services in such areas as content, network security, encryption or distribution that may affect the Company's ability to conduct business abroad. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties, such as the Company's April acquisitions of three international Internet companies, the August acquisition of Junglee and the pending acquisition of PlanetAll. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the possible inability to retain key technical and managerial personnel, the potential inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of goodwill and purchased intangible assets, additional operating losses and expenses associated with the activities and expansion of acquired businesses, the maintenance of uniform standards, controls and policies and the possible impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company has significant indebtedness outstanding, principally the Senior Discount Notes (see " - Liquidity and Capital Resources"), capitalized lease obligations and other equipment financing. The Company may incur substantial additional indebtedness in the future. The level of the Company's indebtedness, among other things, could (i) make it difficult for the Company to make payments on the Senior Discount Notes, (ii) make it difficult for the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (iii) limit the Company's flexibility in planning for, or reacting to changes in, its business, and (iv) make it more vulnerable in the event of a downturn in its business. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Senior Discount Notes. In the event the Company's cash flow is inadequate to meet its obligations, the Company could face substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. Any such default could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The trading price of the Company's common stock is subject to wide fluctuations. For example, during the quarter ended June 30, 1998, the reported closing price of the common stock on the Nasdaq National Market was as high as $99.81 and as low as $40.50 per share. Trading prices of the common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of innovations, new products, strategic developments or business combinations by the Company or its competitors, changes in the Company's expected operating expense levels or losses, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, news reports relating to trends in the Internet, book or music industries and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of the Company's operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 5, 1998, The Intimate Bookshop and Wallace Kuralt (the "Named Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of New York against Amazon.com, Inc., Barnes & Noble, Inc., Borders Group, Inc. and others alleging antitrust, unfair competition and related claims under the Robinson-Patman Act, the Clayton Act, the Donnelly Act and other New York state statutes and common law (the "Lawsuit"). The Lawsuit seeks class action certification, for certain purposes, of a class comprised of independent retail booksellers (the "Class") and requests the following relief: damages on behalf of the Named Plaintiffs (approximately $11,250,000) and the Class, treble damages on behalf of the Named Plaintiffs and the Class, disgorgement of allegedly discriminatory discounts, rebates and deductions, injunctive relief, punitive damages, prejudgment and post-judgment interest, attorney's fees and costs.

The Company has not yet been served with the Complaint. The Company has not yet had an opportunity to evaluate the merits of the Lawsuit and is not in a position at this time to estimate possible outcomes. The Company intends to defend against the Lawsuit vigorously.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Senior Discount Notes

On May 8, 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes due May 1, 2008. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at the rate of 10% per annum payable in cash on each May 1 and November 1.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices (expressed in percentages of principal amount at maturity) set forth below, plus accrued interest, if any, to the date of redemption, if redeemed during the 12-month period commencing May 1 of the years set forth below:

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

At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110% of their Accreted Value on the redemption date, plus accrued interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value on the redemption date, plus (ii) accrued interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).

Upon a Change of Control (as defined in the Indenture), the Company would be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any.

The Senior Discount Notes are senior unsecured indebtedness of the Company ranking pari passu with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries.

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

Recent Sales of Unregistered Equity Securities

The Company issued 1.1 million shares of its common stock in connection with the acquisitions of the following companies: Bookpages on April 17, 1998; Telebook on April 24, 1998; and IMDB on April 24, 1998. The form of the transactions for Bookpages and IMDB was an exchange of the Company's common stock plus, in the case of IMDB, cash for the entire issued share capital of the acquired businesses. For Telebook, the form of the transaction was a merger, whereby Telebook was merged into a wholly-owned subsidiary of the Company in exchange for shares of the Company's common stock. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired companies.

Twenty-one of the former shareholders of the acquired companies are non-U.S. residents who collectively received 702,648 shares of the Company's common stock. The shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the safe harbor contained in Regulation S thereunder. The shares issued to non-U.S. residents were sold in offshore transactions in accordance with the offering restrictions of Regulation S and no directed selling efforts were made in the United States.

Five of the former shareholders of the acquired companies are U.S. residents who collectively received 377,484 shares of the Company's common stock. The shares were not registered under the Securities Act pursuant to the exemption set forth in Section 4(2) thereof. All U.S. residents who received shares of the Company's common stock made certain representations to the Company as to investment intent, possessed a sufficient level of financial sophistication and received or had access to information about the Company. The shares issued in the transactions are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

Use of Proceeds

The Company's registration statement (No. 333-23795) under the Securities Act for its initial public offering (the "Registration Statement") became effective on May 14, 1997. Offering proceeds, net of aggregate expenses of approximately $4.9 million, were $49.1 million. The Company has used approximately $15.3 million of the net offering proceeds for working capital paid directly or indirectly to third parties, approximately $15.0 million for the acquisition of businesses, approximately $14.9 million for the purchase or installation of machinery and equipment and approximately $3.9 million for the purchase of temporary investments consisting of cash and marketable securities. The Company has not used any of the net offering proceeds for construction of a plant, building or facilities, purchases of real estate, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 28, 1998.

The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

NOMINEE                                 FOR                                    WITHHELD
Jeffrey P. Bezos                        44,904,922                             13,400
Tom A. Alberg                           44,904,862                             13,460
Scott D. Cook                           44,904,722                             13,600
L. John Doerr                           44,904,862                             13,460
Patricia Q. Stonesifer                  44,902,496                             15,826

The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million shares to 300 million shares was approved by the vote set forth below:

FOR                           AGAINST                       ABSTAIN                      BROKER NONVOTES
43,565,608                    1,241,268                     111,446                      0

ITEM 5. OTHER INFORMATION

In accordance with the Company's Bylaws, a stockholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date specified in the Bylaws for such annual meeting (or, if less than 60 days' notice or prior public disclosure of the date of the annual meeting is given or made to the stockholders, not later than the tenth day following the day on which the notice of the meeting was mailed or such public disclosure was made). In addition, for the Company's 1999 annual meeting of stockholders, if the Company receives notice of a stockholder proposal after March 6, 1999 and the proposal is otherwise eligible to be considered at the meeting, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such stockholder proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        2.1 Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., AJ Acquisition, Inc. and Junglee Corporation, (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed August 7, 1998).

        2.2 Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., Pacific Acquisition, Inc. and Sage Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K filed August 7, 1998).

        10.1 Amendment to Lease Agreement, dated June 17, 1998, by and between Amazon.com, Inc. and Pacific Northwest Group A.

        10.2 Lease Agreement, dated July 21, 1998, by and between Bookpages Limited with Amazon.com, Inc. and Slough Trading Estate Limited.

        27      Financial Data Schedule.

        99.1 Form of Investor Rights Agreement by and between Amazon.com, Inc. and certain stockholders of Junglee Corporation named therein (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed August 7, 1998).

        99.2 Form of Investor Rights Agreement by and between Amazon.com, Inc. and the stockholders of Sage Enterprises, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed August 7, 1998).

(b)     Reports on Form 8-K

        On April 27, 1998, the Company filed a Form 8-K under Item 5 of Form 8-K in connection with the Senior Discount Notes.

        On April 28, 1998, the Company filed a Form 8-K under Item 5 of Form 8-K in connection with the Senior Discount Notes.

        On May 1, 1998, the Company filed a Form 8-K under Item 9 of Form 8-K in connection with the sale of unregistered securities pursuant to Regulation S in connection with the acquisition of Telebook, Bookpages and IMDB.

        On May 6, 1998, the Company filed a Form 8-K under Item 5 of Form 8-K in connection with the Senior Discount Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMAZON.COM, INC.
                                                    (REGISTRANT)
DATED:   August 14, 1998




                                                By: /S/ Joy D. Covey
                                                   Joy D. Covey
                                              Chief Financial Officer,
                                   Vice President  of Finance and Administration
                                                  and Secretary

                                  EXHIBIT INDEX


Exhibit Number                        Title
--------------                        -----


        2.1 Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., AJ Acquisition, Inc. and Junglee Corporation (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed August 7, 1998).

        2.2 Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., Pacific Acquisition, Inc. and Sage Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K filed August 7, 1998).

        10.1 Amendment to Lease Agreement, dated June 17, 1998, by and between Amazon.com, Inc. and Pacific Northwest Group A.

        10.2 Lease Agreement, dated July 21, 1998, by and between Bookpages Limited with Amazon.com, Inc. and Slough Trading Estate Limited.

        27      Financial Data Schedule.

        99.1 Form of Investor Rights Agreement by and between Amazon.com, Inc. and certain stockholders of Junglee Corporation named therein (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed August 7, 1998).

        99.2 Form of Investor Rights Agreement by and between Amazon.com, Inc. and the stockholders of Sage Enterprises, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed August 7, 1998).