Form 10-Q
period 1998-09-30
AMAZON COM INC
filed 1998-11-13
CIK 1018724

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



   For the quarter ended SEPTEMBER 30, 1998    Commission File No. 000-22513


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       52,763,055 shares of $0.01 par value common stock outstanding as of
                                October 31, 1998


================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                                                  3

             Condensed Consolidated Statements of Operations                                        4

             Condensed Consolidated Statements of Cash Flows                                        5

             Notes to Condensed Consolidated Financial Statements                                   6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            20



PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                     20

    Item 2.  Changes in Securities and Use of Proceeds                                             21

    Item 3.  Defaults Upon Senior Securities                                                       21

    Item 4.  Submission of Matters to a Vote of Security Holders                                   21

    Item 5.  Other Information                                                                     22

    Item 6.  Exhibits and Reports on Form 8-K                                                      22


Signatures                                                                                         23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


--------------------------------------------------------------------------------------------------------
                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1998                 1997
--------------------------------------------------------------------------------------------------------
                                                                        (unaudited)
ASSETS
Current assets:
  Cash ..........................................................      $      14,856       $       1,876
  Marketable securities .........................................            322,404             123,499
  Inventories ...................................................             19,772               8,971
  Prepaid expenses and other ....................................             17,625               3,363
                                                                       -------------       -------------
          Total current assets ..................................            374,657             137,709
Fixed assets, net ...............................................             23,821               9,726
Deposits and other ..............................................                582                 169
Goodwill and other purchased intangibles, net ...................            213,064                --
Deferred charges ................................................              7,590               2,240
                                                                       -------------       -------------
          Total assets ..........................................      $     619,714       $     149,844
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $      60,046       $      33,027
  Accrued advertising ...........................................             11,857               3,454
  Other liabilities and accrued expenses ........................             26,868               6,570
  Current portion of long-term debt .............................                684               1,500
                                                                       -------------       -------------
          Total current liabilities .............................             99,455              44,551

Long-term debt ..................................................            340,392              76,521
Long-term portion of capital lease obligation ...................                103                 181

Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- none ......................               --                  --
  Common stock, $0.01 par value:
     Authorized shares -- 300,000,000
   Issued and outstanding shares -- 52,725,622 and 48,302,958
     shares, respectively .......................................                527                 483
  Additional paid-in capital ....................................            298,322              67,552
  Note receivable from officer for common stock .................             (1,099)               --
  Deferred compensation .........................................             (2,943)             (1,930)
  Accumulated other comprehensive income ........................                590                --
  Accumulated deficit ...........................................           (115,633)            (37,514)
                                                                       -------------       -------------
          Total stockholders' equity ............................            179,764              28,591
                                                                       -------------       -------------
             Total liabilities and stockholders' equity .........      $     619,714       $     149,844
                                                                       =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                AMAZON.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED                          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                         -------------------------------------------------------------------------
                                                             1998                1997                1998                1997
----------------------------------------------------------------------------------------------------------------------------------

Net sales ..........................................     $     153,698       $      37,887       $     357,103       $      81,747
Cost of sales ......................................           118,823              30,717             276,679              65,842
                                                         -------------       -------------       -------------       -------------
Gross profit .......................................            34,875               7,170              80,424              15,905

Operating expenses:
   Marketing and sales .............................            37,517              11,516              84,522              23,596
   Product development .............................            13,374               3,998              29,526               8,650
   General and administrative ......................             4,978               1,972              10,342               4,930
   Merger and acquisition related costs ............            20,512                --                25,925                --
                                                         -------------       -------------       -------------       -------------
      Total operating expenses .....................            76,381              17,486             150,315              37,176

Loss from operations ...............................           (41,506)            (10,316)            (69,891)            (21,271)
Interest income ....................................             4,754                 688               9,789               1,118
Interest expense ...................................            (8,419)                (19)            (18,017)                (59)
                                                         -------------       -------------       -------------       -------------
      Net interest income (expense) ................            (3,665)                669              (8,228)              1,059
Net loss ...........................................     $     (45,171)      $      (9,647)      $     (78,119)      $     (20,212)
                                                         =============       =============       =============       =============

Basic and diluted loss per share ...................     $       (0.90)      $       (0.21)      $       (1.60)      $       (0.48)
                                                         =============       =============       =============       =============

Shares used in computation of basic and diluted
   loss per share ..................................            50,234              45,865              48,700              42,438
                                                         =============       =============       =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                AMAZON.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------
                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                          1998                1997
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net loss .....................................................     $     (78,119)      $     (20,212)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization .............................            30,264               2,076
      Amortization of deferred compensation related to stock
        options..................................................               570                 993
      Noncash interest expense ..................................            15,454                --
      Changes in operating assets and liabilities:
        Inventories .............................................           (10,784)             (2,161)
        Prepaid expenses and other ..............................           (12,322)             (1,486)
        Deposits and other ......................................              (206)               (202)
        Accounts payable ........................................            25,447              12,803
        Accrued advertising .....................................             8,403                (598)
        Other liabilities and accrued expenses ..................            13,630               3,258
                                                                      -------------       -------------
          Net cash used in operating activities .................            (7,663)             (5,529)

INVESTING ACTIVITIES:
   Maturities of marketable securities ..........................           117,669               4,311
   Purchases of marketable securities ...........................          (315,608)            (45,875)
   Purchases of fixed assets ....................................           (18,779)             (4,396)
   Acquisitions of businesses ...................................           (14,374)               --
                                                                      -------------       -------------
          Net cash used in investing activities .................          (231,092)            (45,960)

FINANCING ACTIVITIES:
   Proceeds from initial public offering ........................              --                49,103
   Proceeds from exercise of stock options ......................             2,964                 474
   Proceeds from issuance of capital stock ......................             8,361               2,758
   Proceeds from debt ...........................................           325,987                --
   Repayment of debt ............................................           (77,383)                 (7)
   Financing costs related to debt issuance .....................            (7,783)                (22)
                                                                      -------------       -------------
          Net cash provided by financing activities .............           252,146              52,306

Effect of exchange rate changes .................................              (411)               --
                                                                      -------------       -------------

Net increase in cash ............................................            12,980                 817

Cash at beginning of period .....................................             1,876                 865
                                                                      -------------       -------------
Cash at end of period ...........................................     $      14,856       $       1,682
                                                                      =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for fixed assets and accrued product
  development ...................................................     $        --         $       1,500
Fixed assets acquired under capital lease .......................     $        --         $         442
Common stock issued in connection with acquisitions .............     $     217,241       $        --


     See accompanying notes to condensed consolidated financial statements.

                                AMAZON.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc. ("Amazon.com" or the "Company") was incorporated on July 5, 1994. The Company is the leading online retailer of books and music and offers a catalog of over three million titles, easy-to-use search and locate features, personalized recommendations, secure credit card payment, streamlined ordering and direct shipping to customers.

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the period ended September 30, 1998 and 1997 have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by the Company's Current Report on Form 8-K dated August 27, 1998, filed September 11, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Marketable Securities

The Company's marketable securities consist primarily of high-quality short to intermediate term fixed income securities and money market mutual funds, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less, and reflects the related cash flows as investing cash flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

Deferred Charges

In May 1998, the Company issued approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"). At September 30, 1998, deferred charges consisted of fees associated with the issuance of the Senior Discount Notes. The fees are being amortized into interest expense over the life of the Senior Discount Notes.

Goodwill and Other Purchased Intangibles

Goodwill and other purchased intangibles is stated net of total accumulated amortization of $21.6 million at September 30, 1998. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from two to three years.

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the local currency. Assets, liabilities, revenues and expenses of the foreign subsidiaries are translated into U.S. dollars at period end exchange rates. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the condensed consolidated statements of operations. To date the Company has entered into no foreign currency exchange contracts or other such derivative instruments.

Recent Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of this Statement had no material impact on the Company's net loss or stockholders' equity.


NOTE 2 - BUSINESS COMBINATIONS

In April 1998, the Company acquired three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom and Telebook has operations primarily in Germany through a wholly-owned subsidiary. IMDB operates a comprehensive authoritative source of information on movies and entertainment programs on the Internet. Each of the acquisitions was accounted for under the purchase method of accounting. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of common stock and cash. The Company issued an aggregate of approximately 1.1 million shares of common stock to effect the transactions. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying condensed consolidated balance sheets and is being amortized over two years. The results of operations of the acquired companies are included in the Company's condensed consolidated financial results beginning on the date of acquisition.

The pro forma combined condensed consolidated financial information for the nine months ended September 30, 1998 and 1997, as though the Bookpages, Telebook and IMDB acquisitions had occurred on January 1 of each year, would have resulted in net sales of $360.6 million and $86.7 million, net loss of $86.7 million and $41.9 million, and basic and diluted loss per share of $1.78 and $0.96, respectively. The pro forma net loss includes amortization of goodwill and other purchased intangibles of $21.4 million for the nine months ended September 30, 1998 and 1997. This unaudited pro forma combined condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had Amazon.com and the acquired companies been a combined company during the specified periods.

In August 1998, the Company acquired 100 percent of the outstanding capital stock of Junglee Corp. ("Junglee"). Junglee is a leading provider of advanced Web-based virtual database technology that can help shoppers find and discover products on the Internet. The Company issued approximately 1.6 million shares of common stock and assumed all outstanding options and warrants in connection with the acquisition of Junglee. The Junglee acquisition was accounted for under the purchase method of accounting, with substantially all of the approximately $180 million purchase price allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets in the accompanying condensed consolidated balance sheets are being amortized on a straight-line basis over lives averaging approximately three years. The results of operations of the acquired company are included in the Company's condensed consolidated financial results beginning on the date of acquisition.

The pro forma combined condensed consolidated financial information for the nine months ended September 30, 1998 and 1997, as though the Junglee acquisition had occurred on January 1 of each year, would have resulted in net sales of $358.7 million and $82.7 million, net loss of $127.0 million and $66.6 million, and basic and diluted loss per share of $2.54 and $1.51, respectively. The pro forma net loss includes amortization of goodwill and other purchased intangibles of $43.8 million for the nine months ended September 30, 1998 and 1997. This unaudited pro forma combined condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations in future periods or the results that actually would have been realized had Amazon.com and Junglee been a combined company during the specified periods.

In August 1998, the Company acquired 100 percent of the outstanding capital stock of Sage Enterprises, Inc. ("PlanetAll"). PlanetAll, based in Boston, Massachusetts, provides a Web-based address book, calendar and reminder service. The

Company issued approximately 800,000 shares of common stock and assumed all outstanding options in connection with the acquisition of PlanetAll. The PlanetAll acquisition was accounted for as a pooling of interests and, as a result, the Company's condensed consolidated financial statements have been restated for all periods presented. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The historical results do not purport to be indicative of results which may occur in the future.

Net sales for PlanetAll were not significant and net loss was $4.1 million and $2.0 million for the nine months ended September 30, 1998 and 1997, respectively. There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.


NOTE 3 - DEBT

In May 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes due May 1, 2008. Pursuant to a registration statement on Form S-4, in September 1998 the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the "Exchange Notes") which are registered under the Securities Act of 1933, as amended, for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to condensed consolidated financial statements interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the "Indenture"). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption. At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110 % of their Accreted Value (as defined in the Indenture) on the redemption date, plus accrued interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value (as defined in the Indenture) on the redemption date, plus
(ii) accrued interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).


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

A portion of the net proceeds from the offering of the Senior Discount Notes has been used to retire approximately $75 million of indebtedness outstanding as of December 31, 1997.


NOTE 4 - STOCKHOLDERS' EQUITY

In June 1998, the Company effected a two-for-one stock split in the form of a stock dividend to stockholders of record on May 20, 1998. Accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the split.

In June 1998, the Company increased the number of authorized shares of common stock, par value $0.01 per share, from 100 million shares to 300 million shares.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. For the quarter and nine months ended September 30, 1998, comprehensive loss was $44.5 million and $77.5 million, respectively. The difference between net loss and comprehensive loss for each period presented is due to unrealized gains or losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The Company had no comprehensive income items in fiscal year 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, as amended by the Company's Current Report on Form 8-K dated August 27, 1998, filed September 11, 1998. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book and music industries and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").


OVERVIEW

Amazon.com is the leading online retailer of books and music. The Company also sells videotapes, audiotapes and other products. All of these products are sold through the Company's Web site. The Company was incorporated in July 1994 and commenced offering products for sale on its Web site in July 1995. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model, competition and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy and its expansion into new product or geographic markets, effectively manage and integrate acquisitions and other business combinations, continue to develop and upgrade its technology and transaction-processing systems, improve its Web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred significant losses and as of September 30, 1998, had an accumulated deficit of $115.6 million. The Company believes that its success will depend in large part on its ability to (i) extend its brand position, (ii) provide its customers with outstanding value and a superior shopping experience, and (iii) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to continue to invest heavily in marketing and promotion, product development and technology, and operating infrastructure development. The Company also offers attractive pricing programs, which have resulted in relatively low product gross margins. As a result, achieving profitability given planned investment levels depends on the Company's ability to generate and sustain substantially increased revenue levels. In addition, amounts associated with the Company's recent acquisitions, including amortization of goodwill and other purchased intangibles and ongoing operating expenses of those companies, as well as interest expense related to the Senior Discount Notes (as defined below) will further affect the Company's operating results. As a result of the foregoing factors, the Company believes that it will continue to incur substantial consolidated operating losses for the foreseeable future and that the rate at which such losses will be incurred may increase significantly from current levels. Although the Company has experienced significant revenue growth in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's gross profit and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, purchasing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has recently announced acquisitions that will result in the Company's incurring significant charges, including amortization of goodwill and other purchased intangibles and ongoing operating expenses of the acquired companies.

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

RECENT EVENTS

In April 1998, the Company acquired three Internet companies: Bookpages Limited ("Bookpages"), Telebook, Inc. ("Telebook") and Internet Movie Database Limited ("IMDB"). Bookpages and Telebook are online booksellers. Bookpages has operations in the United Kingdom and Telebook has operations primarily in Germany through a wholly-owned subsidiary. IMDB operates a comprehensive authoritative source of information on movies and entertainment programs on the Internet. Each of the acquisitions was accounted for under the purchase method of accounting. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of common stock and cash. The Company issued an aggregate of approximately 1.1 million shares of common stock to effect the transactions. The Company will amortize the goodwill resulting from the acquisitions over two years.

In August 1998, the Company acquired 100 percent of the outstanding capital stock of Junglee Corp. ("Junglee"). Junglee is a leading provider of advanced Web-based virtual database technology that can help shoppers find and discover products on the Internet. The Company issued approximately 1.6 million shares of common stock and assumed all outstanding options and warrants in connection with the acquisition of Junglee. The Junglee acquisition was accounted for under the purchase method of accounting, with substantially all of the approximately $180 million purchase price allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets is being amortized on a straight-line basis over lives averaging approximately three years.

In August 1998, the Company acquired 100 percent of the outstanding capital stock of Sage Enterprises, Inc. ("PlanetAll"). PlanetAll, based in Boston, Massachusetts, provides a Web-based address book, calendar and reminder service. The Company issued approximately 800,000 shares of common stock and assumed all outstanding options in connection with the acquisition of PlanetAll. The PlanetAll acquisition was accounted for as a pooling of interests and, as a result, the Company's condensed consolidated financial statements have been restated for all periods presented.

These entities are currently incurring operating losses. The Company intends to increase spending in product development, marketing and sales, and general and administrative activities for the acquired companies, and expects that such expenses, combined with amortization of goodwill and other purchased intangibles, will significantly exceed revenues generated by these entities for the foreseeable future.

In October 1998, the Company formally entered the European market with the launch of new stores in Germany and the United Kingdom. Amazon.de and Amazon.co.uk replaced sites once operated by Telebook in Germany and Bookpages in the United Kingdom.

PRO FORMA RESULTS OF OPERATIONS

Pro forma information regarding the Company's results excluding merger and acquisition related costs is as follows:


                                                                           Quarter          Nine Months
                                                                            Ended              Ended
                                                                        September 30,      September 30,
                                                                             1998               1998
                                                                        -------------      -------------

Pro forma loss from operations ...................................      $     (20,994)     $     (43,966)

Pro forma net loss ...............................................      $     (24,659)     $     (52,194)

Pro forma basic and diluted loss per share .......................      $       (0.49)     $       (1.07)

Shares used in computation of basic and diluted loss per share ...             50,234             48,700

RESULTS OF OPERATIONS

Net Sales

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                         (in thousands)                                     (in thousands)
Net sales ....................  $    153,698      $     37,877              306%    $    357,103      $     81,747             337%


Net sales are composed of the selling price of books, music and other merchandise sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers and, to a smaller extent, increased sales of music. Music sales totaled $14.4 million for the quarter ended September 30, 1998. This increase was partially offset by a decrease in prices effected in June 1997. International sales represented 20% and 26% of net sales for the quarters ended September 30, 1998 and 1997, respectively, and 21% and 27% of net sales for the nine months ended September 30, 1998 and 1997, respectively.


Gross Profit

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                         (in thousands)                                     (in thousands)

Gross profit...............     $     34,875      $      7,170         386%         $     80,424      $     15,905             406%

Gross margin...............             22.7%             18.9%                             22.5%             19.5%

Gross profit consists of sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in absolute dollars, reflecting the Company's increased sales volume. Gross margin increased as a result of improvements in product costs through improved supply chain management, including increased direct purchasing from publishers, as well as higher overall shipping margins, which together more than offset the impact of lower prices and lower music margins.

The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers everyday discounts of up to 40% on hundreds of thousands of titles and certain "special value" editions discounted up to 85%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, in June 1998 the Company launched its new music store and has announced plans to launch a video store. Music and video gross margins are lower than book gross margin. To the extent music or video becomes a larger portion of the Company's product mix, it is expected to have a proportionate impact on overall product gross margin.


Marketing and Sales

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                         (in thousands)                                     (in thousands)
Marketing and sales........     $     37,517      $     11,516          226%        $     84,522      $     23,596       258%

Percentage of net sales....             24.4%             30.4%                             23.7%             28.9%

Marketing and sales expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to increases in the Company's advertising and promotional expenditures, increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales, as well as increased marketing and sales activities associated with the entry into music sales, the launch of new stores in Germany and the United Kingdom and the acquired entities. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based primarily on anticipated sales growth. In addition, the Company intends to increase investments in marketing, promotion and fulfillment activities related to its product and international expansion, as well as in marketing and sales activities of Junglee and PlanetAll. As a result of the foregoing, the Company expects marketing and sales expenses to increase significantly in absolute dollars.


Product Development

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                        (in thousands)                                      (in thousands)
Product development........     $     13,374      $      3,998         235%         $     29,526      $      8,650             241%

Percentage of net sales....              8.7%             10.6%                              8.3%             10.6%

Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, as well as systems and telecommunications infrastructure, and costs of acquired content partially attributable to the recent entry into music sales. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such increases included investments associated with the entry into music sales, the launch of new stores in Germany and the United Kingdom and operating expenses associated with the acquired entities. Product development expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web store and infrastructure, the Company intends to increase investments in product and international expansion, as well as product development activities of Junglee and PlanetAll. As a result, the Company expects product development expenses to increase significantly in absolute dollars.


General and Administrative

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                        (in thousands)                                      (in thousands)
General and administrative..    $      4,978      $      1,972         152%         $     10,342      $      4,930         110%

Percentage of net sales.....             3.2%              5.2%                              2.9%              6.0%

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel, expenses associated with acquired entities, and legal and other professional fees related to the Company's growth, international expansion and expanded activities. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business, including investments associated with product and international expansion and the operations of Junglee and PlanetAll.

Merger and Acquisition Related Costs


                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
Merger and acquisition                  (in thousands)                                       (in thousands)
related costs..............     $     20,512            -               N/A         $     25,925            -              N/A

Percentage of net sales....             13.3%           -                                    7.3%           -


Merger and acquisition related costs primarily consist of amortization of goodwill and other purchased intangibles incurred in connection with the Company's April 1998 acquisitions of Bookpages, Telebook and IMDB and the August 1998 acquisition of Junglee. See " - Recent Events." Each of these acquisitions was accounted for under the purchase method of accounting. The Company anticipates that future amortization associated with these four acquisitions will increase net loss by approximately $22 million per quarter until March 2000 and approximately $15 million thereafter until the related goodwill and other purchased intangibles are fully amortized. Any subsequent acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.


Interest Income and Expense

                                           Quarter Ended September 30,                      Nine Months Ended September 30,
                                -----------------------------------------------     ----------------------------------------------
                                    1998               1997          % Change           1998              1997          % Change
                                ------------      ------------     ------------     ------------      ------------    ------------
                                        (in thousands)                                       (in thousands)
Interest income............     $      4,754      $        688         591%         $      9,789      $      1,118          776%

Interest expense...........           (8,419)              (19)        N/A               (18,017)              (59)         N/A


Interest income on cash and marketable securities increased due to higher balances resulting from the Company's financing activities. Interest expense for the period May 1998 to September 1998 includes interest and amortization of deferred charges related to the Company's Senior Discount Notes (as defined below). Interest expense for the nine months ended September 30, 1998 also includes the write-off of $2.0 million of unamortized loan fees following prepayment of the Company's three-year senior secured term loan (the "Senior Loan"), as well as interest on the Senior Loan and asset acquisitions financed through loans and capital leases. The Company expects interest expense to increase in the future as a result of the Senior Discount Notes (as defined below) and potentially increased financing of asset acquisitions through loans and capital leases.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash was $14.9 million, compared to $1.9 million at December 31, 1997. Marketable securities balances, which include highly liquid investments with maturities of three months or less, were $322.4 million and $123.5 million at September 30, 1998 and December 31, 1997, respectively.

Net cash used in operating activities of $7.7 million for the nine months ended September 30, 1998 was primarily attributable to the net loss and increases in inventories and prepaid expenses and other, largely offset by noncash expenses and increases in accounts payable, accrued advertising and other liabilities and accrued expenses. For the nine months ended September 30, 1997, cash used in operating activities was $5.5 million and resulted primarily from the net loss and increases in inventories and prepaid expenses and other, largely offset by increases in accounts payable and other liabilities and accrued expenses, as well as noncash expenses.

Net cash used in investing activities was $231.1 million for the nine months ended September 30, 1998 and consisted of purchases of marketable securities and acquisitions of businesses and fixed assets, partially offset by maturities of marketable securities. For the nine months ended September 30, 1997, net cash used in investing activities was $46.0 million and consisted of purchases of marketable securities and fixed assets, partially offset by maturities of marketable securities.

Net cash provided by financing activities of $252.1 million for the nine months ended September 30, 1998 resulted from net proceeds of $318.2 million from the Senior Discount Notes (as defined below) offering, PlanetAll's issuance of capital stock for net proceeds of approximately $8.4 million and proceeds from the exercise of stock options of $3.0 million, partially offset by the repayment of the Senior Loan. Net cash provided by financing activities of $52.3 million for the nine months ended September 30, 1997 resulted primarily from net proceeds from the Company's initial public offering and proceeds from PlanetAll's issuance of capital stock.

As of September 30, 1998, the Company's principal sources of liquidity consisted of $14.9 million of cash and $322.4 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under its Senior Discount Notes (as defined below), obligations in connection with the acquisition of fixed assets, operating leases and commitments for advertising and promotional arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel including growth associated with product and geographic expansion and integration of business combinations. In August 1998, the Company entered into a long-term headquarters lease which will result in increased lease obligations commencing in the second quarter of 1999 and significant leasehold improvement expenditures. The Company may establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. In addition, the Company has announced plans to continue to increase its merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

In May 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes due May 1, 2008 ("Senior Discount Notes"). Pursuant to a registration statement on Form S-4, in September 1998 the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the "Exchange Notes") which are registered under the Securities Act of 1933, as amended (the "Securities Act"), for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout this Quarterly Report interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the "Indenture"). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at the rate of 10% per annum payable in cash on each May 1 and November 1.

The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption. At any time prior to May 1, 2001, the Company also may redeem up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the proceeds of one or more sales of Capital Stock (as defined in the Indenture) (other than Disqualified Stock (as defined in the Indenture)), at 110 % of their Accreted Value (as defined in the Indenture) on the redemption date, plus accrued interest, if any, to the date of redemption; provided that after any such redemption at least 65% of the aggregate principal amount at maturity of Senior Discount Notes originally issued remains outstanding. In addition, at any time prior to May 1, 2003, the Company may redeem all, but not less than all, of the Senior Discount Notes at a redemption price equal to the sum of (i) the Accreted Value (as defined in the Indenture) on the redemption date, plus
(ii) accrued interest, if any, to the redemption date, plus (iii) the Applicable Premium (as defined in the Indenture).


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

A portion of the net proceeds from the offering of the Senior Discount Notes has been used to retire approximately $75 million of indebtedness outstanding as of December 31, 1997. The Company expects to use the remaining net proceeds for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, including the Company's sales of music, video and other products and international expansion, and capital expenditures. The Company expects, if the opportunity arises, to use an unspecified portion of the net proceeds to acquire or invest in complementary businesses, products and technologies.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by the Company's Current Report on Form 8-K dated August 27, 1998, filed September 11, 1998, the following additional factors may affect the Company's future results:

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book, music and video industries are intensely competitive. The Company's current or potential competitors include (i) various online booksellers and vendors of other products such as CDs and videotapes, including entrants into narrow specialty niches,
(ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products, and (iii) publishers, distributors and retail vendors of books, music and other products, including Barnes & Noble, Inc. ("Barnes & Noble"), Bertelsmann AG ("Bertelsmann") and other large specialty booksellers and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. The Company anticipates that as the online commerce market continues to grow other companies may enter into business combinations or alliances in order to strengthen their competitive positions. For example, (i) Bertelsmann recently announced that it purchased a fifty percent interest in Barnes & Noble's online venture, barnesandnoble.com inc. and intends to launch online stores in several countries, (ii) Barnes & Noble recently announced the pending acquisition of Ingram Book Group ("Ingram"), and (iii) online music retailers CDnow, Inc. and N2K Inc. recently announced that they agreed to merge. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

The Company expects that competition in the Internet and online commerce markets will intensify in the future. For example, as various Internet market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies permit customers to quickly compare the Company's prices with those of its competitors.

Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's revenues depend on the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company uses an internally developed system for its Web site and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on its Web site and increased sales volume through its transaction-processing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its transaction-processing systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. For example, the Company introduced its music store in June 1998 and has announced plans to launch a video store. Expansion of the Company's operations in this manner will require significant additional expenses and development, operations and editorial resources and could strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it experienced in the online book market, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Amazon.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company expects to expand its presence in foreign markets and in October 1998 formally entered the European market with the launch of new stores in Germany and the United Kingdom. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company expects that as the international online commerce market continues to grow other companies may enter into business combinations or alliances in order to strengthen their competitive positions and that competition in the international online commerce market will intensify. For example Bertelsmann recently announced that it intends to launch online stores in several countries. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations. Furthermore, it is possible that governments in certain foreign jurisdictions may have or enact legislation with respect to the Internet or other online services in such areas as content, privacy, network security, encryption or distribution that may affect the Company's ability to conduct business abroad. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties, such as the Company's April acquisitions of Bookpages, Telebook and IMDB and the August acquisitions of Junglee and PlanetAll. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the possible inability to retain key technical and managerial personnel, the potential inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of goodwill and other purchased intangible assets, additional operating losses and expenses associated with the activities and expansion of acquired businesses, the maintenance of uniform standards, controls and policies and the possible impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the Amazon.com online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a Web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Jeffrey P. Bezos, its President, Chief Executive Officer and Chairman of the Board. The Company does not have long-term employment agreements with any of its key personnel and maintains no "key person" life insurance policies. The loss of the services of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company purchases a majority of its products from two major vendors, Ingram and Baker & Taylor, Inc. Barnes & Noble recently announced an agreement to purchase Ingram. Ingram is the Company's single largest supplier and accounted for 58% and 59% of the Company's inventory purchases in 1997 and 1996, respectively. During 1998 the Company has continued to purchase a majority of its products from these suppliers with Ingram remaining the single largest supplier. In addition, during 1998 the Company increased direct purchasing from publishers (see "- Results of Operations") and intends to continue to do so in future periods. The Company does not have long-term contracts or arrangements with most of its vendors guaranteeing the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company has significant indebtedness outstanding, principally the Senior Discount Notes (see " - Liquidity and Capital Resources"), capitalized lease obligations and other asset financing. The Company may incur substantial additional indebtedness in the future. The level of the Company's indebtedness, among other things, could (i) make it difficult for the Company to make payments on the Senior Discount Notes, (ii) make it difficult for the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (iii) limit the Company's flexibility in planning for, or reacting to changes in, its business, and (iv) make it more vulnerable in the event of a downturn in its business. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Senior Discount Notes. In the event the Company's cash flow is inadequate to meet its obligations, the Company could face substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. Any such default could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company currently holds various Web domain names relating to its brand, including the "Amazon.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company has never paid cash dividends on its common stock. The Company's Board of Directors will determine future dividend policy based on the Company's results of operations, financial condition, capital requirements and other circumstances. The Indenture relating to the Senior Discount Notes, prohibits the Company from paying cash dividends on its capital stock, subject to certain exceptions. It is not anticipated that any cash dividends will be paid on the common stock in the foreseeable future.

The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun converting its critical data processing systems. Since the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company has initiated formal communications with certain of its significant suppliers and service providers to determine the extent to which the Company's interface systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues. The Company currently expects the project to be completed in the third quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. Additionally, there can be no guarantee that the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's online store will be Year 2000 compliant. As part of the Company's overall Year 2000 compliance plan, the Company intends to monitor systems performance and plans to develop a rapid response program in the event of any significant disruption as a result of the Year 2000 issues. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The trading price of the common stock is subject to wide fluctuations. For example, during the quarter ended September 30, 1998, the reported closing price of the common stock on Nasdaq was as high as $139.50 and as low as $73.00 per share (as adjusted for the Company's 2-for-1 stock split effected June 1, 1998). Trading prices of the common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of innovations, new products, strategic developments or business combinations by the Company or its competitors, changes in the Company's expected operating expense levels or losses, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, news reports relating to trends in the Internet, book, music or other product industries and other events or factors many of which are beyond the Company's control. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of the Company's operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 5, 1998, The Intimate Bookshop and Wallace Kuralt filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Borders Group, Inc. and others alleging antitrust, unfair competition and related claims under the Robinson-Patman Act, the Clayton Act, the Donnelly Act and other New York state statutes and common law. As originally filed the lawsuit sought class action certification, for certain purposes, of a class comprised of independent retail booksellers. The complaint was recently amended to drop the class action allegations and certain claims. A claim for unfair competition was added. The plaintiffs request the following relief: actual damages of approximately $11,250,000, treble damages, injunctive relief, punitive damages, prejudgment and post-judgment interest, attorney' fees and costs. The Company believes the lawsuit is without merit and intends to defend against the plaintiffs' claims vigorously.

On October 16, 1998, Wal-Mart Stores, Inc. ("Wal-Mart") filed a lawsuit against the Company, Kleiner Perkins Caufield & Byers, LLP, Richard Dalzell and Drugstore.com, Inc. in the Chancery Court of Benton County, Arkansas. The First Amended Complaint alleges that the defendants have or will inevitably misappropriate Wal-Mart's trade secrets and asserts claims for violation of the Arkansas Trade Secrets Act, the Arkansas Unfair Trade Practices Act, conspiracy, unjust enrichment, tortious interference with business relations and other common law claims. Wal-Mart's prayer for relief seeks entry of a temporary restraining order, permanent injunctive relief, an accounting, compensatory damages, pre-judgment and post-judgment interest, attorneys' fees and costs. The Company was only recently served with the First Amended Complaint and has not as of the date hereof prepared a formal answer. However, the Company believes the lawsuit is without merit and intends to defend against Wal-Mart's claims vigorously.

Wal-Mart has filed a petition for a temporary restraining order. A hearing on the petition was held on November 2, 1998 and thereafter postponed by order of the Court, until December 2, 1998.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


Changes in Securities

On May 8, 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes. Pursuant to a registration statement on Form S-4, on September 21, 1998 the Company completed an exchange offer of the Exchange Notes which are registered under the Securities Act, for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable. The Exchange Notes were issued under the Indenture.

Unregistered Issuances of Securities

The Company issued 2,377,463 shares of common stock of Amazon.com, as follows:
(i) on August 12, 1998 in connection with the acquisition of the outstanding capital stock of Junglee, and (ii) on August 27, 1998 in connection with the acquisition of the outstanding capital stock of PlanetAll. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired companies. The shares of common stock issued in the Junglee and PlanetAll acquisitions were issued in reliance upon an exemption from the registration requirements of the Securities Act provided, in each case, by Rule 506 of Regulation D thereof. The shareholders of the acquired companies made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement. Subsequent to the fiscal period, the Company registered such shares for resale on a registration statement on Form S-3 declared effective by the SEC on October 22, 1998.


Use of Proceeds

The Company's registration statement (No. 333-23795) under the Securities Act for its initial public offering (the "Registration Statement") was declared effective by the SEC on May 14, 1997. Offering proceeds, net of aggregate expenses of approximately $4.9 million, were $49.1 million. The Company used the net proceeds of $49.1 million as follows: approximately $15.3 million of the net offering proceeds for working capital paid directly or indirectly to third parties; approximately $15.0 million for the acquisitions of businesses; and, approximately $18.8 million for the purchase or installation of machinery and equipment. The Company did not use any of the net offering proceeds for construction of a plant, building or facilities, purchases of real estate, or repayment of indebtedness. In addition, none of the net offering proceeds were paid directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Lease Agreement, dated August 31, 1998, by and between Amazon.com, Inc. and WRC.COM TOWER LLC.

      27    Financial Data Schedule.


(b)   Reports on Form 8-K

      On August 7, 1998, the Company filed a Form 8-K under Item 5 announcing that the Company entered into definitive agreements to acquire Junglee and PlanetAll.

      On August 27, 1998, the Company filed a Form 8-K under Items 2 and 7 regarding the completion of the Junglee acquisition.

      On September 11, 1998, the Company filed a Form 8-K under Items 2 and 7 regarding the completion of the PlanetAll acquisition, which included a restatement of the Company's condensed consolidated financial statements to reflect the acquisition of PlanetAll which was accounted for as a pooling of interests.

      On October 26, 1998, the Company filed a Form 8-K/A under Item 7 amending certain financial statements, exhibits and other portions of its Current Report on Form 8-K filed August 27, 1998, relating to the completion of the Junglee acquisition.

      On October 28, 1998, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMAZON.COM, INC.
                                                   (REGISTRANT)
DATED:   November 13, 1998




                                              By://S//Joy D. Covey
                                                   Joy D. Covey
                                             Chief Financial Officer,
                                   Vice President of Finance and Administration
                                                   and Secretary

                                  EXHIBIT INDEX


Exhibit Number                               Title
--------------    --------------------------------------------------------------

     10.1         Lease Agreement, dated August 31, 1998, by and between
                  Amazon.com, Inc. and WRC.COM TOWER LLC.

      27          Financial Data Schedule.