Form 10-K
period 1998-12-31
AMAZON COM INC
filed 1999-03-05
CIK 1018724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

For the year ended December 31, 1998               Commission File No. 000-22513

                                AMAZON.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      91-1646860
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by
  non-affiliates of the registrant as of February 28,
  1999......................................................  $11,495,058,788
Number of shares of common stock outstanding as of February
  28, 1999..................................................      161,096,869

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 20, 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMAZON.COM, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   25
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   46

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   46
Signatures............................................................   49

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

GENERAL

     Amazon.com, Inc. ("Amazon.com" or the "Company"), the Internet's number one book, music and video retailer, opened its virtual doors on the Web in July 1995. Amazon.com, one of the most widely known, used and cited commerce sites on the Web, offers more than 4.7 million book, music CD, video, DVD, computer game and other titles. The Company offers its customers a superior shopping experience by providing value and a high level of customer service. Amazon.com is a proven technology leader; it has developed electronic commerce innovations such as 1-Click ordering, personalized shopping services and easy-to-use search and browse features. Shopping at Amazon.com is fast and safe, incorporating a simple ordering system, secure credit card transactions, e-mail communication with customers and direct shipping worldwide.

     The Internet is an increasingly significant global medium for online commerce. According to Forrester Research, the total value of goods and services purchased over the Web was $43 billion in 1998 and is expected to increase to $1.3 trillion in 2003. Amazon.com believes it is well positioned to capitalize on this growth. According to Media Metrix, approximately 16% of Web users visited Amazon.com's stores in December 1998.

     Amazon.com, Amazon.co.uk, Amazon.de, Internet Movie Database, Earth's Biggest Bookstore and 1-Click are either registered trademarks or trademarks of Amazon.com or its affiliates. All other names mentioned herein may be trademarks of their respective owners.

     Information contained on the Company's Web sites is not deemed to be a part of this Annual Report on Form 10-K. As used herein, "titles" offered by the Company means the items offered in the Company's catalogs and includes books, CDs, videotapes, audiotapes and other products.

     Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in Delaware. The Company's principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997 and its common stock is listed on the Nasdaq National Market under the symbol "AMZN."

BUSINESS STRATEGY

     The Company's objective is to become the best place to buy, find and discover any product or service available online. Amazon.com will continue to enhance and broaden its brand, customer base and electronic commerce expertise with the goal of creating customers' preferred online shopping destination, in the United States and around the world.

AMAZON.COM WEB SITES

     The Company believes that the sale of books, music and other products and services over the Web can offer attractive benefits to customers, including greater selection, convenience, ease-of-use, competitive pricing and personalization. Customers entering Amazon.com Web sites can, in addition to ordering books and other products, purchase gift certificates, conduct targeted searches, browse highlighted selections, view bestseller lists and other features, read and post reviews, register for personalized services, participate in promotions and check order status. The key components of Amazon.com's offerings include browsing, searching, reviews and content, recommendations and personalization, 1-Click technology, secure credit card payment and availability and fulfillment. The Company's Web sites promote brand loyalty and repeat purchases by providing an inviting experience that encourages customers to return frequently and to interact with other customers.

     Browsing. The Amazon.com sites offer visitors a variety of highlighted subject areas, styles and special features arranged in a simple, easy-to-use fashion intended to enhance product search and selection. In addition, the Web sites present a variety of products and services and topical information. To enhance the customers' shopping experience and increase sales, the Company features a variety of products and services on a rotating basis throughout the stores.

     Searching. A primary feature of Amazon.com Web sites is its interactive, searchable catalogs of more than 4.7 million books, music CD, video, DVD, computer game and other titles. The Company provides a selection of search tools to find books, music, video and other products based on keyword, title, subject, author, artist, musical instrument, label, actor, director, publication date or ISBN. Customers can also use more complex and precise search tools such as Boolean search queries. The Company licenses some of its catalog and other information from third parties.

     Reviews and Content. The Amazon.com stores offer numerous forms of content to enhance the customer's shopping experience and encourage purchases. Various types of content are available for particular titles, including cover art, synopses, annotations, reviews by editorial staff and other customers, and interviews by authors and artists.

     Recommendations and Personalization. Amazon.com personalizes its product and service offerings. These features include greeting customers by name, instant and personalized recommendations, bestseller and chart-topper listings, personal notification services, purchase pattern filtering and a number of other related features. The Company believes that personalization of a customer's shopping experience at the Company's Web sites is an important element of the value proposition it offers to customers and intends to continue to enhance its personalized services.

     1-Click Technology. Amazon.com provides customers with a streamlined ordering process using 1-Click technology. If a customer has previously activated 1-Click functionality, a customer can place an order by clicking one button without having to fill out an order form. The customer's shipping and billing information is automatically referenced on the Company's secure server.

     Secure Credit Card Payment. Amazon.com utilizes secure server software for secure commerce transactions. It encrypts all of the customer's personal information, including credit card number, name and address, so that it cannot be read as the information travels over the Internet.

     Availability and Fulfillment. Many of the Company's products are available for shipment within 24 hours, others are available within two to three days and the remainder are generally available within four to six weeks, although some products may not be available at all. Out-of-print books generally are available in one to three months, although some books may not be available at all. Customers can select from a variety of delivery options, including overnight and various international shipping options, as well as gift-wrapping services. The Company uses e-mail to notify customers of order status under various conditions and provides links to shipping carriers so that the customers can track their shipments. The Company seeks to provide rapid and reliable fulfillment of customer orders and to continue to improve its speed of availability and fulfillment.

     Return Policy. Within 30 days following the customer's receipt of their order, Amazon.com will provide a full refund for any book in its original condition, any Amazon.com recommended book in any condition, any unopened music CD, DVD, VHS tape or software, and any other merchandise item in new condition, with its original packaging and accessories.

PRODUCTS, SERVICES AND GEOGRAPHIC EXPANSION

     Products. The Company has offered books for sale since July 1995. The Company expanded its product offerings beyond books with the June 1998 launch of its music store. In the third quarter of 1998, its first full quarter of online music sales, Amazon.com became the number one online music seller. In November 1998, Amazon.com launched its video store and an enhanced holiday gift store, offering a variety of products, including selected personal electronics and toy products. In the fourth quarter of 1998, its first quarter of online video sales, Amazon.com became the number one online video seller. The Company plans to continue to expand its product offerings.

     Services. Amazon.com intends to broaden the scope of its business with the goal of becoming customers' preferred destination for online shopping. In August 1998, Amazon.com merged with Sage Enterprises, Inc. ("PlanetAll"), a Web-based address book, calendar and reminder service, and Junglee Corp. ("Junglee"), a leading provider of Web-based virtual database technology, which allows visitors to access a variety of products sold by other merchants. The Company plans to continue to expand its service offerings.

     Geographic Expansion. In April 1998, Amazon.com acquired three Internet companies in the United Kingdom and Germany. In October 1998, the Company re-launched two of these businesses under the Amazon brand. The Company incorporated Amazon.com's technology and look-and-feel into the European sites, www.amazon.co.uk and www.amazon.de. During the fourth quarter of 1998, combined sales on the European sites significantly increased over the third quarter, establishing Amazon.com as the number one online bookseller in these markets. For discussion of segment and geographic information, see Note 1 of Notes to Consolidated Financial Statements.

MARKETING AND PROMOTION

     Amazon.com's marketing strategy is designed to strengthen the Amazon brand name, increase customer traffic to the Amazon.com Web sites, build customer loyalty, encourage repeat purchases and develop incremental product and service revenue opportunities.

     Amazon.com creatively applies technology to deliver personalized programs and services, as well as flexible merchandising. The Company employs a variety of media, business development and promotional methods to achieve these goals. The Company also benefits from public relations activities as well as online and traditional advertising, including radio, television and print media.

     Associates Program. The Company extends its market presence through its Associates Program, which enables associated Web sites to make products available to their audiences with order fulfillment by Amazon.com. Approximately 200,000 Web sites have enrolled in the Associates Program. Amazon.com associates include Yahoo! Inc. ("Yahoo!"), American Online, Inc. ("AOL"), Excite, Inc., Netscape Communications Corporation, GeoCities, Microsoft Corporation and AltaVista Company.

     Advantage for Books and Music. The Advantage program is designed to increase the visibility and sales of titles from independent publishers, authors, artists and labels. This free program provides the tools and framework to ensure their books and music appear more often, more prominently, and with 24-hour availability throughout Amazon.com's catalogs of book, music and other titles.

CUSTOMER SERVICE

     The Company believes that its ability to establish and maintain long-term relationships with its customers and to encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company seeks to achieve frequent communication with and feedback from its customers to continually improve the Amazon.com stores and services. The Company offers a number of e-mail addresses to enable customers to request information and to encourage feedback and suggestions. Users can also contact customer service representatives via telephone 24 hours a day, 7 days a week. The Company has automated certain of the tools used by its customer support and service staff and has plans for further enhancements.

WAREHOUSING, FULFILLMENT AND DISTRIBUTION

     The Company sources products from a network of distributors, publishers, labels and manufacturers. Although the Company carries its own inventory (some of which is purchased directly from manufacturers), it also relies on rapid fulfillment from major distributors and wholesalers that carry a broad selection of titles. The Company purchases a majority of its products from Ingram Book Group ("Ingram"), Baker & Taylor, Inc. ("B&T") and Valley Media, Inc. ("Valley Media"). Ingram is the Company's single largest supplier and accounted for approximately 40% and approximately 60% of the Company's inventory purchases in 1998 and 1997, respectively.

     The Company utilizes automated interfaces for sorting and organizing its orders to enable it to achieve rapid and economic purchase and delivery terms. For orders that cannot be filled from the Company's inventory, the Company's proprietary software selects the orders that can be filled via electronic interfaces with vendors and forwards the remaining orders to its special orders group. Under the Company's arrangements with distributors, electronically ordered books often are shipped to the Company by the distributor within hours of a receipt of an order from Amazon.com. The Company has developed customized information systems and trained dedicated ordering personnel who specialize in sourcing out-of-print books and other hard-to-find products.

     The Company intends to continue developing its distribution infrastructure to increase efficiency and to support greater customer demand. For example, in December 1998, Amazon.com leased a highly mechanized distribution facility in Fernley, Nevada. The new facility, which is expected to begin operations in 1999, should reduce standard shipping times to key markets in the western United States. The facility will allow the Company to increase significantly the number of products maintained in inventory for rapid shipment to customers.

TECHNOLOGY

     The Company has implemented numerous site management, search, customer interaction, recommendation, transaction-processing and fulfillment services and systems using a combination of its own proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to its business and to license or acquire commercially developed technology for other applications where available and appropriate.

     The Company uses a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders and ensuring proper shipment of products to customers based on various ordering criteria. The Company's transaction-processing systems handle millions of items, a number of different availability statuses, gift-wrapping requests and multiple shipment methods and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. Amazon.com Web sites also incorporate a variety of search and database tools.

     Systems administrators and network managers monitor and operate the Company's Web sites, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's Web sites and transaction-processing systems is essential to its business and it is the job of the site operations staff to ensure their reliability. The Company uses the services of five Internet service providers to obtain connectivity to the Internet, both domestically and internationally, over multiple dedicated lines.

COMPETITION

     The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail book, music and video industries are intensely competitive. The Company's current or potential competitors include (1) online booksellers and vendors of other products such as CDs, videotapes and DVDs, (2) a number of indirect competitors, including Web portals and

Web search engines such as Yahoo! and AOL, that are involved in online commerce either directly or in collaboration with other retailers, (3) publishers, distributors and retail vendors of books, music, video and other products, including Barnes & Noble, Inc. ("Barnes & Noble"), Bertelsmann AG ("Bertelsmann") and other large specialty booksellers and media corporations, many of which possess significant brand awareness, sales volume and customer bases, and (4) traditional retailers who currently sell, or who may sell, products or services through the Internet. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment.

     As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. For example, in late 1998, (1) Bertelsmann announced that it purchased a 50% interest in Barnes & Noble's online venture, barnesandnoble.com inc., and intends to launch online stores in several countries, (2) Barnes & Noble announced its pending acquisition of Ingram, currently the Company's largest single supplier, and (3) online music retailers CDnow, Inc. and N2K Inc. announced a merger. The Company may not be able to compete successfully against these and future competitors.

INTELLECTUAL PROPERTY

     The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks, technology or copyrighted material, to third parties.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 2,100 employees. The Company also employs independent contractors. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     We have a limited operating history. We incorporated in July 1994 and began offering products for sale on our Web site in July 1995. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early stage online commerce companies. As an early-stage online commerce company, we have an evolving and unpredictable business model, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

     We have an accumulated deficit and anticipate further losses. We have incurred significant losses since we began doing business. As of December 31, 1998, we had an accumulated deficit of $162.1 million. To succeed we must invest heavily in marketing and promotion and in developing our product, technology and operating infrastructure. In addition, the expenses associated with our recent acquisitions and interest expense related to the February 1999 issuance of our 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes") and the May 1998 issuance of our 10% Senior Discount Notes due 2008 (the "Senior Discount Notes") will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low product gross margins, so we need to generate and sustain substantially higher revenues in order to become profitable. Although our revenues have grown, we cannot sustain our current rate of growth. Our percentage growth rate will decrease in the future. For these reasons we believe that we will continue to incur substantial operating losses for the foreseeable future, and these losses may be significantly higher than our current losses.

     Unpredictability of future revenues; potential fluctuations in quarterly operating results; seasonality. Due to our limited operating history and the unpredictability of our industry, we cannot accurately forecast our revenues. We base our current and future expense levels on our investment plans and estimates of future revenues. Our expenses are to a large extent fixed. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Further, we may make pricing, purchasing, service, marketing, acquisition or financing decisions that could adversely affect our business results.

     Our quarterly operating results will fluctuate for many reasons, including:

     - our ability to retain existing customers, attract new customers and satisfy our customers' demand,

     - our ability to acquire merchandise, manage our inventory and fulfill orders,

     - changes in gross margins of our current and future products, services and markets,

     - introduction of our new sites, services and products or those of competitors,

     - changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

     - timing of upgrades and developments in our systems and infrastructure,

     - the level of traffic on our Web sites,

     - the effects of acquisitions and other business combinations, and related integration,

     - technical difficulties, system downtime or Internet brownouts,

     - introductions of popular books, music selections and other products or services,

     - our level of merchandise returns, and

     - disruptions in service by common shipping carriers due to strikes or otherwise.

     Both seasonal fluctuations in Internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book and music industries usually increase significantly in the fourth calendar quarter of each year.

     For those reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

     Intense competition. The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music and video industries are intensely competitive. Our current or potential competitors include (1) online booksellers and vendors of other products such as CDs, videotapes and DVDs, (2) a number of indirect competitors, including Web portals and Web search engines, such as Yahoo! and AOL, that are involved in online commerce either directly or in collaboration with other retailers, (3) publishers, distributors and retail vendors of books, music, video and other products, including Barnes & Noble, Bertelsmann and other large specialty booksellers and media corporations, many of which possess significant brand awareness, sales volume and customer bases, and (4) traditional retailers who currently sell, or who may sell, products or services through the Internet. We believe that the principal competitive factors in our market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfillment.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing or inventory policies. They also can devote more resources to technology development and marketing than we can. We also expect to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability.

     As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. For example, in late 1998, (1) Bertelsmann announced that it purchased a 50% interest in Barnes & Noble's online venture, barnesandnoble.com inc., and intends to launch online stores in several countries, (2) Barnes & Noble announced its pending acquisition of Ingram, currently our largest single supplier, and (3) online music retailers CDnow, Inc. and N2K Inc. announced a merger. We may not be able to compete successfully against these and future competitors.

     Competition in the Internet and online commerce markets probably will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. For example, "shopping agent" technologies permit customers to quickly compare our prices with those of our competitors. This increased competition may reduce our operating margins, diminish our market share or impair the value of our brand.

     Risks of system interruption. Customers' access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our Web sites and increased sales volume. Without these upgrades, we face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain.

     We maintain substantially all of our computer and communications hardware at a single leased facility in Seattle, Washington. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have backup systems or a formal disaster recovery plan and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays, and loss of critical data and could prevent us from providing services and accepting and fulfilling customer orders.

     We may have difficulty managing our growth. We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. We will expand our product and service offerings and our international operations and will pursue other market opportunities. We need to significantly expand our distribution center network and improve our transaction-processing, operational and financial systems, procedures and controls. This expansion will continue to place a significant strain on our management, operational facilities and financial resources. Because it is difficult to predict sales increases, and lead times for developing distribution centers are long, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

     Risk of entering new business areas. We intend to expand our operations by promoting new or complementary products, services or sales formats and by expanding our product or service offerings. This will require significant additional expense and could strain our management, financial and operational resources. We cannot expect to benefit in these new markets from the first-to-market advantage that we experienced in the online book market. Our gross margins in these new business areas may be lower than our existing business activities. We may not be able to expand our operations in a cost-effective or timely manner. Any new business that our customers do not receive favorably could damage our reputation and the Amazon brand.

     Risk of international expansion. We plan to expand our presence in foreign markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, our business, prospects, financial condition and operating results will suffer.

     As the international online commerce market continues to grow, competition in this market will likely intensify. In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally.

     Risks of business combinations and strategic alliances. We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

     - difficulty assimilating the operations, technology and personnel of the combined companies,

     - disruption of our ongoing business,

     - problems retaining key technical and managerial personnel,

     - expenses associated with amortization of goodwill and other purchased intangible assets,

     - additional operating losses and expenses of acquired businesses, and

     - impairment of relationships with existing employees, customers and business partners.

     We may not succeed in addressing these risks. In addition, the businesses we acquired in 1998 are incurring operating losses.

     Rapid technological change. Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Web sites and proprietary technology obsolete. To succeed, we must enhance Web site responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to adapt quickly enough to changing customer requirements and industry standards.

     We depend on key personnel. We depend on the continued services and performance of our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, Chief Executive Officer and Chairman of the Board. We do not have long-term employment agreements with any of our key personnel, and we do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

     We rely on a small number of suppliers. We purchase a majority of our products from three major vendors, Ingram, B&T and Valley Media. In late 1998, Barnes & Noble, one of our largest competitors, announced an agreement to purchase Ingram. Ingram is our single largest supplier and supplied approximately 40% of our inventory purchases in 1998 and approximately 60% of our inventory purchases in 1997. Although we increased our direct purchasing from manufacturers during 1998, we continue to purchase a majority of our products from these three suppliers. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

     We are highly leveraged. We have significant indebtedness. As of December 31, 1998, we were indebted under our Senior Discount Notes, capitalized lease obligations and other asset financing. With the sale of the Convertible Notes in February 1999, we incurred $1.25 billion of additional indebtedness. We may incur substantial additional debt in the future. Our indebtedness could:

     - make it difficult to make principal and interest payments on the Senior Discount Notes and the Convertible Notes,

     - make it difficult to obtain necessary financing for working capital, capital expenditures, debt service requirements or other purposes,

     - limit our flexibility in planning for, or reacting to, changes in our business and competition, and

     - make it more difficult for us to react in the event of an economic downturn.

     We may not be able to meet our debt service obligations. If our cash flow is inadequate to meet our obligations, we may face substantial liquidity problems. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. This would permit our creditors to accelerate the maturity of our indebtedness.

     Risks associated with domain names. We hold rights to various Web domain names, including "Amazon.com," "Amazon.co.uk" and "Amazon.de." Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

     Governmental regulation and legal uncertainties. At this time, we face general business regulations and laws or regulations regarding taxation and access to online commerce. For example, expanding our distribution center network may result in additional sales and other tax obligations. Regulatory authorities may adopt specific laws and regulations governing the Internet or online commerce. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. These laws or regulations may impede the growth of the Internet or other online services. This could, in turn, diminish the demand for our products and services and increase our cost of doing business. Moreover, it is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

     Risks of uncertain protection of intellectual property. Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to be subject to legal proceedings and claims, regarding alleged infringement by us and our licensees of the trademarks and other intellectual property rights of third parties. Such claims, even if not meritorious, may result in the expenditure of significant financial and managerial resources.

     Risks of Year 2000 non-compliance. We have developed a plan to modify our information technology to recognize the year 2000 and have begun converting our critical data processing systems. We have initiated formal communications with our significant suppliers and service providers to determine the extent to which our systems may be vulnerable if they fail to address and correct their own Year 2000 issues. We cannot guarantee that the systems of suppliers or other companies on which we rely will be Year 2000 compliant. Their failure to convert their systems could disrupt our systems. In addition, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to our online stores may not be Year 2000 compliant. Finally, computers used by our customers to access our online stores may not be Year 2000 compliant, delaying our customers' purchases of our products. We are in the process of developing a formal contingency plan. We cannot guarantee that our systems will be Year 2000 compliant or that the Year 2000 problem will not adversely affect our business, which includes limiting or precluding customer purchases.

     Our stock price is highly volatile. The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended February 28, 1999 (as adjusted for our 2-for-1 split of our common stock effected June 1, 1998 and 3-for-1 split of our common stock effected January 4, 1999), the reported closing price of the common stock on the Nasdaq National Market was as high as $184 5/8 and as low as $9 1/2 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

     - quarterly variations in operating results,

     - announcements of innovations,

     - new products, services and strategic developments by us or our competitors,

     - business combinations and investments by us or our competitors,

     - changes in our operating expense levels or losses,

     - changes in financial estimates and recommendations by securities analysts,

     - performance by other online commerce companies, and

     - news reports relating to trends in the Internet, book, music, video or other product or service industries.

     Any of these events may cause our stock price to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our operating performance.

EXECUTIVE OFFICERS AND DIRECTORS

     The following tables set forth certain information regarding the executive officers and Directors of the Company as of February 28, 1999:

EXECUTIVE OFFICERS

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Jeffrey P. Bezos...........................  35    President, Chief Executive Officer and
                                                   Chairman of the Board
Joy D. Covey...............................  35    Chief Financial Officer and Vice President
                                                   of Finance and Administration
Richard L. Dalzell.........................  41    Vice President and Chief Information
                                                   Officer
Sheldon J. Kaphan..........................  46    Vice President and Chief Technology Officer
John D. Risher.............................  33    Senior Vice President of Product
                                                   Development
Kavitark R. Shriram........................  42    Vice President of Business Development
Jimmy M. Wright............................  45    Vice President and Chief Logistics Officer

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

     JOY D. COVEY. Ms. Covey joined the Company in December 1996 as Chief Financial Officer and Vice President of Finance and Administration, and served as Secretary from March 1997 to February 1999. Ms. Covey also served as Treasurer of the Company from March 1997 to February 1998. From June 1995 to February 1996, Ms. Covey served as Vice President, Operations of the Broadcast Division of Avid Technology, Inc. ("Avid"), a developer of digital media systems, and from January 1995 to June 1995, Ms. Covey served as Vice President of Business Development for Avid. From July 1991 to January 1995, Ms. Covey served as Chief Financial Officer of Digidesign, Inc., a developer of random access digital audio systems and software. Prior to that, she was an associate at Wasserstein Perella & Co., and a certified public accountant at Ernst & Young LLP. Ms. Covey received her B.S. in Business Administration, Summa Cum Laude, from California State University, Fresno, her M.B.A., With High Distinction, from Harvard Business School and her J.D., Magna Cum Laude, from Harvard Law School. She is a Certified Public Accountant and a member of the California State Bar.

     RICHARD L. DALZELL. Mr. Dalzell joined the Company in August 1997 as Vice President and Chief Information Officer. From February 1990 to August 1997, Mr. Dalzell held several management positions within the Information Systems Division at Wal-Mart Stores, Inc., including Vice President of Information Systems from January 1994 to August 1997. From 1987 to 1990, Mr. Dalzell acted as the Business Development Manager for E-Systems, Inc. Prior to joining E-Systems, Inc. he served seven years in the United States Army as a teleprocessing officer. Mr. Dalzell received a B.S. in Engineering from the United States Military Academy, West Point.

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

     KAVITARK R. SHRIRAM. Mr. Shriram joined the Company in August 1998 and was named Vice President of Business Development in October 1998. From May 1998 to August 1998, Mr. Shriram served as President and Chief Operating Officer of Junglee Corp. From November 1994 to July 1997, Mr. Shriram held several positions at Netscape Communications Corporation, most recently Vice President of OEM and WebSite Sales. From 1990 to 1994, Mr. Shriram served as director of global channel sales at Network Computing Devices, Inc. Mr. Shriram holds a B.S. from the University of Madras, India and an M.B.A. from the University of Michigan.

     JIMMY M. WRIGHT. Mr. Wright joined the Company in July 1998 as Vice President and Chief Logistics Officer. From 1985 to 1998, Mr. Wright held a variety of logistics management positions with Wal-Mart Stores, Inc., most recently as Vice President of Distribution. Additionally, during 1998, Mr. Wright served as managing partner of Diversified Retail Solutions, L.L.C., a retail consulting firm. From 1972 to 1985, Mr. Wright held a variety of positions at Fina Oil and Chemical Company, a branch of Petrofina S.A. based in Brussels, most recently as General Manager of Distribution. Mr. Wright received his B.B.A. in personnel management from the University of Texas.

BOARD OF DIRECTORS

                   NAME                      AGE
                   ----                      ---
Jeffrey P. Bezos...........................  35    Chairman of the Board, President and Chief
                                                   Executive Officer of the Company
Tom A. Alberg..............................  59    Principal in Madrona Investment Group,
                                                   L.L.C.
Scott D. Cook..............................  46    Founder and Chairman of the Executive
                                                   Committee of Intuit, Inc.
L. John Doerr..............................  47    General Partner, Kleiner Perkins Caufield &
                                                   Byers
Patricia Q. Stonesifer.....................  42    Chairman of the Gates Learning Foundation
                                                   and Former Senior Vice President of the
                                                   Interactive Media Division of Microsoft
                                                   Corporation

ITEM 2. PROPERTIES

     The Company's principal office facilities located in the United States currently total approximately 150,000 square feet and are located in Seattle, Washington under leases that expire in June 1999 through April 2003. The Company also recently leased an office building of approximately 184,000 square feet in Seattle, Washington under a lease that expires in 2009. The Company will occupy the office building in 1999. The Company's warehousing and fulfillment operations are housed in an approximately 93,000-square-foot facility in Seattle, Washington under a lease that expires in October 1999, and in an approximately 200,000-square-foot facility located in New Castle, Delaware under a lease that expires in October 2002. In December 1998, the Company leased an approximately 323,000-square-foot distribution facility in Fernley, Nevada under a lease that expires in 2009. The facility is expected to begin operations in 1999.

     The Company has additional properties in Europe. The German subsidiary's headquarters and distribution center, located in Regensburg, Germany, total approximately 32,000 square feet, under leases that expire in December 1999 and 2000. The editorial and marketing offices in Germany are approximately 9,000 square feet and are located in Munich under a lease that expires in 2001. The headquarter offices and distribution center of the U.K. subsidiary total approximately 41,000 square feet and are located in Slough, England under a lease that expires in 2008.

     The Company does not own any real estate as of December 31, 1998. Additionally, the Company anticipates that it will require additional office space within the next 12 months. There can be no assurance that suitable additional space will be available on commercially reasonable terms.

     The Company intends to establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets, hire and train employees and install leasehold improvements. In addition, the Company has announced plans to continue developing distribution infrastructure to increase efficiency and support greater customer demand, as well as to increase its inventory to provide better availability to customers and achieve purchasing efficiencies.

ITEM 3. LEGAL PROCEEDINGS

     Intimate Bookshop. In August 1998, The Intimate Bookshop and Wallace Kuralt filed a lawsuit in the United States District Court for the Southern District of New York against the Company, Barnes & Noble, Borders Group, Inc. and others alleging antitrust, unfair competition and related claims under the Robinson-Patman Act, the Clayton Act, the Donnelly Act and certain New York state statutes and common law. The complaint was thereafter amended to drop the class action allegations and certain claims. A claim for unfair competition was added. The plaintiffs requested the following relief: actual damages of approximately $11.25 million, treble damages, injunctive relief, punitive damages, pre- and postjudgment interest, attorneys' fees and costs. Amazon.com understands that the plaintiffs filed a voluntary dismissal of this action, with prejudice, on March 4, 1999.

     Wal-Mart Stores, Inc. In October 1998, Wal-Mart Stores, Inc. ("Wal-Mart") filed a lawsuit in Bentonville, Arkansas against the Company and other defendants alleging actual and threatened misappropriation of trade secrets and ancillary common-law claims. Wal-Mart subsequently requested a temporary restraining order preventing the defendants from misappropriating Wal-Mart's alleged trade secrets, from placing employees in positions in which they would "inevitably disclose" Wal-Mart's alleged trade secrets and from soliciting, inducing or recruiting Wal-Mart employees. In January 1999, Wal-Mart filed an identical action in Seattle, Washington, and the Arkansas court dismissed Wal-Mart's action on jurisdictional grounds before deciding the temporary restraining order. The dismissal is pending appeal. Wal-Mart has advised the Company that it will file a preliminary injunction motion. In addition to injunctive relief, Wal-Mart has requested compensatory damages, pre- and postjudgment interest and attorneys' fees and costs. The Company believes that Wal-Mart's claims are without merit and intends to vigorously defend against the plaintiffs' claims. Amazon.com has filed a counterclaim based in part on unfair competition and intentional interference. Litigation is inherently uncertain, and there can be no assurance that the Company will prevail in the lawsuit.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     The common stock is traded on the Nasdaq National Market under the symbol "AMZN." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                             HIGH       LOW
                                                            -------    ------
Year ended December 31, 1997
  Second Quarter (from May 15)............................  $  3.92    $ 2.79
  Third Quarter...........................................     9.25      3.03
  Fourth Quarter..........................................    10.78      7.25

Year ended December 31, 1998
  First Quarter...........................................    14.31      8.52
  Second Quarter..........................................    33.27     13.50
  Third Quarter...........................................    46.50     24.33
  Fourth Quarter..........................................   117.31     28.73

     The prices in this table have been adjusted to reflect the 2-for-1 stock split effected June 1, 1998 and the 3-for-1 stock split effected January 4, 1999.

  Holders

     As of February 28, 1999 there were 2,304 stockholders of record of the common stock, although there are a larger number of beneficial owners.

  Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is restricted from paying cash dividends under the Senior Discount Notes.

  Changes in Securities

     None.

  Recent Sales of Unregistered Securities

     None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                                              PERIOD FROM
                                                                                              JULY 5, 1994
                                                       YEARS ENDED DECEMBER 31,              (INCEPTION) TO
                                             --------------------------------------------     DECEMBER 31,
                                               1998         1997        1996       1995           1994
                                             ---------    --------    --------    -------    --------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Net sales..................................  $ 609,996    $147,787    $ 15,746    $   511       $    --
Cost of sales..............................    476,155     118,969      12,287        409            --
                                             ---------    --------    --------    -------       -------
Gross profit...............................    133,841      28,818       3,459        102            --
Operating expenses:
  Marketing and sales......................    133,023      40,486       6,090        200            --
  Product development......................     46,807      13,916       2,401        171            38
  General and administrative...............     15,799       7,011       1,411         35            14
  Merger and acquisition related costs,
    including amortization of goodwill and
    other purchased intangibles............     50,172          --          --         --            --
                                             ---------    --------    --------    -------       -------
         Total operating expenses..........    245,801      61,413       9,902        406            52
                                             ---------    --------    --------    -------       -------
Loss from operations.......................   (111,960)    (32,595)     (6,443)      (304)          (52)
Interest income............................     14,053       1,901         202          1            --
Interest expense...........................    (26,639)       (326)         (5)        --            --
                                             ---------    --------    --------    -------       -------
         Net interest income (expense).....    (12,586)      1,575         197          1            --
                                             ---------    --------    --------    -------       -------
Net loss...................................  $(124,546)   $(31,020)   $ (6,246)   $  (303)      $   (52)
                                             =========    ========    ========    =======       =======
Basic and diluted loss per share (2).......  $   (0.84)   $  (0.24)   $  (0.06)   $ (0.00)      $ (0.00)
                                             =========    ========    ========    =======       =======
Shares used in computation of basic and
  diluted loss per share (2)...............    148,172     130,341     111,271     86,364        79,146
                                             =========    ========    ========    =======       =======

                                                                      DECEMBER 31,
                                             --------------------------------------------------------------
                                               1998         1997        1996       1995           1994
                                             ---------    --------    --------    -------    --------------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA (1):
Cash.......................................  $  25,561    $  1,876    $    864    $   804       $    52
Marketable securities......................    347,884     123,499       5,425        192            --
Working capital (deficiency)...............    262,679      93,158       1,698        920           (16)
Total assets...............................    648,460     149,844       8,434      1,084            76
Long-term debt.............................    348,140      76,702          --         --            --
Stockholders' equity.......................    138,745      28,591       2,943        977             8

---------------
(1) Reflects restatement for pooling of interests. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2) For further discussion of loss per share see Notes 1 and 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion and the section entitled
"Business -- Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

RESULTS OF OPERATIONS

  Net Sales

                                  1998      % CHANGE      1997      % CHANGE     1996
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Net sales.....................  $609,996      313%      $147,787      839%      $15,746

     Net sales are composed of the selling price of books, music and other products and services sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales in 1998 and 1997 reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers. The Company had approximately 6.2 million and 1.5 million cumulative customer accounts as of December 31, 1998 and 1997, respectively. Repeat customer orders accounted for over 60% of orders placed on the Amazon.com Web site during the fiscal year ended December 31, 1998. Additionally, the increase in net sales in 1998 was partially due to the opening of the music store in June 1998, the United Kingdom and German stores in October 1998 and the video store in November 1998.

     International sales, including export sales from the United States, represented approximately 20%, 25% and 33% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Although there can be no assurances, the Company does not expect the introduction of the Euro resulting from the European Monetary Union to significantly impact our competitive position or operations.

  Gross Profit

                                    1998      % CHANGE     1997      % CHANGE     1996
                                  --------    --------    -------    --------    ------
                                                     (IN THOUSANDS)
Gross profit....................  $133,841      364%      $28,818      733%      $3,459
Gross margin....................      21.9%                  19.5%                 22.0%

     Gross profit consists of sales less the cost of sales, which consists of the cost of merchandise sold to customers, as well as outbound and inbound shipping costs. Gross profit increased in 1998 and 1997 in absolute dollars, reflecting the Company's increased sales volume. Gross margin increased in 1998 as a result of improvements in product costs through improved supply chain management, including increased direct purchasing from publishers, which together more than offset the impact of aggressive product pricing and lower music and video margins. Gross margin decreased in 1997 due to a combination of lower prices and lower overall shipping margins, partially offset by improvements in product cost.

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

     The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, in June 1998 the Company launched its new music store and in November 1998 launched a video store. Music and video gross margins are lower than book gross margins. To the extent music and video become a larger portion of the Company's product mix, it is expected to have a proportionate impact on overall product gross margin.

  Marketing and Sales

                                    1998      % CHANGE     1997      % CHANGE     1996
                                  --------    --------    -------    --------    ------
                                                     (IN THOUSANDS)
Marketing and sales.............  $133,023      229%      $40,486      565%      $6,090
Percentage of net sales.........      21.8%                  27.4%                 38.7%

     Marketing and sales expenses consist primarily of advertising, promotional and public relations expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. The Company expects its costs of fulfillment to increase based primarily on anticipated sales growth and its planned distribution network expansion. Marketing and sales expenses increased in 1998 and 1997 primarily due to increases in the Company's advertising and promotional expenditures, increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales. The increase in 1998 was also attributable to the entry into music and video sales and the launch of new stores in Germany and the United Kingdom. Marketing and sales expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its aggressive branding and marketing campaign, which includes radio, television and print advertising and significant expenditures for online promotion and advertising relationships. In addition, the Company intends to increase investments in marketing, promotion and fulfillment activities related to its product, service and international expansion. As a result of the foregoing, the Company expects marketing and sales expenses to increase significantly in absolute dollars.

  Product Development

                                    1998      % CHANGE     1997      % CHANGE     1996
                                   -------    --------    -------    --------    ------
                                                      (IN THOUSANDS)
Product development..............  $46,807      236%      $13,916      480%      $2,401
Percentage of net sales..........      7.7%                   9.4%                 15.2%

     Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. The increases in product development expenses in 1998 and 1997 were primarily attributable to increased staffing and costs related to continual feature, content and functionality enhancements to the Company's Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such increases in 1998 included investments associated with the entry into music and video sales, the launch of an enhanced holiday gift store, new stores in Germany and the United Kingdom and operating expenses associated with the acquired entities. Product development expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web stores and infrastructure, the Company intends to increase investments in products, services and international expansion. As a result, the Company expects product development expenses to increase significantly in absolute dollars.

  General and Administrative

                                     1998      % CHANGE     1997     % CHANGE     1996
                                    -------    --------    ------    --------    ------
                                                      (IN THOUSANDS)
General and administrative........  $15,799      125%      $7,011      397%      $1,411
Percentage of net sales...........      2.6%                  4.7%                  9.0%

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. The 1998 and 1997 increases in general and administrative expenses were primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and legal and other professional fees related to the Company's growth. In 1998, additional expenses were incurred associated with the acquired entities and the related international expansion and expanded activities. Beginning in 1997, general and administrative costs have included costs attributable to being a public company. General and administrative expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business, including investments associated with products, services and international expansion.

  Merger and Acquisition Related Costs, Including Amortization of Goodwill and Other Purchased Intangibles

     Merger and acquisition related costs, including amortization of goodwill and other purchased intangibles, were approximately $50.2 million or 8.2% of net sales in 1998. These costs were recorded in connection with the Company's April 1998 acquisitions of three Internet companies and its August 1998 acquisition of Junglee. These acquisitions were accounted for under the purchase method of accounting. Additionally, certain transaction costs were incurred in connection with the August 1998 merger with PlanetAll, which was accounted for under the pooling of interests method of accounting. Merger and acquisition related costs consist of amortization of goodwill and other purchased intangibles of approximately $42.6 million, as well as approximately $7.6 million, composed primarily of equity in loss of investee and other merger and acquisition related costs. The Company anticipates that future amortization of goodwill and other purchased intangibles associated with its 1998 acquisitions will continue to be amortized on a straight-line basis over lives of up to approximately three years, and will amount to approximately $22 million per quarter until March 2000 and approximately $15 million per quarter thereafter until the related goodwill and other purchased intangibles are fully amortized. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles, as well as equity in losses of equity investees, could result in additional merger and acquisition related costs.

  Interest Income and Expense

                                       1998      % CHANGE     1997     % CHANGE    1996
                                      -------    --------    ------    --------    ----
                                                       (IN THOUSANDS)
Interest income.....................  $14,053      639%      $1,901      841%      $202
Interest expense....................  (26,639)     N/M         (326)     N/M         (5)

     Interest income on cash and marketable securities increased in 1998 due to higher investment balances resulting from the proceeds from the Senior Discount Notes issued in May 1998, and in 1997 due to higher investment balances resulting from the proceeds of the Company's initial public offering in May 1997. Interest expense in 1998 includes interest and amortization of deferred charges related to the Senior Discount Notes.

     Interest expense in 1998 and 1997 consists of interest and amortization of deferred charges related to the Company's $75 million three-year senior secured term loan (the "Senior Loan") entered into in

December 1997, as well as asset acquisitions financed through loans and capital leases. In 1998, interest expense also includes the write-off of $2.0 million of unamortized loan fees following prepayment of the Senior Loan in May 1998.

     The Company expects interest expense to increase in the future as a result of the Senior Discount Notes, the Convertible Notes and potentially increased financing of asset acquisitions through loans and capital leases. The Company also expects interest income to increase because of higher cash balances resulting from the net proceeds of the Convertible Notes.

  Income Taxes

     The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

PRO FORMA INFORMATION

     In April 1998, the Company acquired all of the outstanding capital stock of three Internet companies. Each of the acquisitions was accounted for under the purchase method of accounting. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of common stock and cash. The Company issued an aggregate of approximately 3.2 million shares of common stock to affect the transactions. The Company is amortizing the goodwill resulting from the acquisitions on a straight-line basis over approximately two years.

     In August 1998, the Company acquired all of the outstanding capital stock of Junglee. The Company issued approximately 4.7 million shares of common stock and assumed all outstanding options and warrants in connection with the acquisition of Junglee. The Junglee acquisition was accounted for under the purchase method of accounting, with substantially all of the approximately $180 million purchase price allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years.

     In August 1998, the Company exchanged common stock and options for all of the outstanding capital stock of PlanetAll. The Company issued approximately 2.4 million shares of common stock and assumed all outstanding options in connection with the merger. The PlanetAll merger was accounted for as a pooling of interests and, as a result, the Company's consolidated financial statements have been restated for all periods presented.

     As of December 31, 1998, the Company has an investment of approximately 46% in drugstore.com, inc., an online drugstore, that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. The Company's basis in its equity investment is classified within other purchased intangibles in the accompanying consolidated balance sheet and the Company's share of the investee's loss is classified in merger and acquisition related costs, including amortization of goodwill and other purchased intangibles. To date, this investment has not materially impacted the Company's results of operations or its financial position.

     Pro forma information regarding the Company's results, excluding approximately $50.2 million of merger and acquisition related costs, which include amortization of goodwill and other purchased intangibles, for the business combinations discussed above, as well as the Company's share of losses from its investee, is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Pro forma loss from operations..............................     $(61,788)
Pro forma net loss..........................................     $(74,374)
Pro forma basic and diluted loss per share..................     $  (0.50)
Shares used in computation of basic and diluted loss per
  share.....................................................      148,172

     The pro forma results for the year ended December 31, 1998 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's cash was $25.6 million, compared to $1.9 million at December 31, 1997. Marketable securities balances, which include highly liquid investments with maturities of three months or less, were $347.9 million and $123.5 million at December 31, 1998 and 1997, respectively.

     Net cash provided by operating activities of $31.0 million and $687,000 for the years ended December 31, 1998 and 1997, respectively, was primarily attributable to increases in accounts payable, other liabilities and accrued expenses, accrued advertising and non-cash expenses, largely offset by the net loss and increases in inventories and prepaid expenses and other.

     Net cash used in investing activities was $261.8 million for the year ended December 31, 1998 and consisted of net purchases of marketable securities, purchases of fixed assets, and acquisitions, dispositions and investments in businesses. For the year ended December 31, 1997, net cash used in investing activities was $125.7 million and consisted of net purchases of marketable securities and purchases of fixed assets.

     Net cash provided by financing activities of $254.5 million for the year ended December 31, 1998 resulted from net proceeds of approximately $318.2 million from the Senior Discount Notes offering, net proceeds of approximately $8.4 million from PlanetAll's issuance of capital stock, and proceeds from the exercise of stock options of $6.0 million, partially offset by the repayment of the Senior Loan. Net cash provided by financing activities of $126.0 million for the year ended December 31, 1997 resulted primarily from net proceeds from the Senior Loan, the Company's initial public offering and PlanetAll's issuance of capital stock.

     As of December 31, 1998, the Company's principal sources of liquidity consisted of $373.4 million of cash and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under its Senior Discount Notes, obligations in connection with the acquisition of fixed assets, operating leases and commitments for advertising and promotional arrangements. The Company anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of business combinations. For example, in August 1998, the Company entered into a long-term office lease, which will result in increased lease obligations commencing in 1999, and, in December 1998, the Company leased a highly mechanized distribution facility in Fernley, Nevada, which is expected to begin operations in 1999. Bringing these facilities to operational readiness will require significant leasehold improvement and capital expenditures, and require the Company to stock inventories, purchase fixed assets and hire and train employees.

     The Company intends to establish one or more additional distribution centers within the next 12 months, which would require it to commit to lease obligations, stock inventories, purchase fixed assets, hire and train employees and install leasehold improvements. In addition, the Company has announced plans to continue developing distribution infrastructure to increase efficiency and support greater customer demand and to increase its inventory to provide better availability to customers and achieve purchasing efficiencies.

  Senior Discount Notes

     In May 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes. Pursuant to a registration statement on Form S-4, in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the "Exchange Notes"), which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout this Annual Report interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the "Senior Notes Indenture"). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at the rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Senior Notes Indenture, plus accrued interest, if any, to the date of redemption.

     Upon a Change of Control (as defined in the Senior Notes Indenture), the Company would be required to make an offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their Accreted Value on the date of purchase, plus accrued interest, if any. There can be no assurance that the Company would have sufficient funds available at the time of any Change of Control to make any required debt repayment (including repurchases of the Senior Discount Notes).

     The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Senior Notes Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all financial covenants at December 31, 1998.

  Convertible Subordinated Notes

     In February 1999, the Company completed an offering of approximately $1.25 billion of the Convertible Notes. Interest payments on the Convertible Notes of 4 3/4% per annum are due and payable semiannually in arrears in cash on February 1 and August 1 of each year, commencing August 1, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness as defined in the indenture governing the Convertible Notes (the "Convertible Notes Indenture"). The Convertible Notes are generally convertible into common stock of the Company, unless redeemed or repaid prior to maturity, at a conversion price of $156.055 per share. The Convertible Notes may be redeemed by the Company (the "Provisional Redemption"), in whole or in part, at any time prior to February 6, 2002, at a redemption price equal to $1,000 per Convertible Note to be redeemed plus accrued and unpaid interest, if any, to the date of redemption (the "Provisional Redemption Date") if (1) the closing price of the common stock shall have exceeded 150% of the conversion price then in effect for at least 20 trading days in any consecutive 30-trading day period and
(2) the shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the Provisional Redemption Date. Upon any Provisional Redemption, the Company will make an additional payment in cash with respect to the Convertible Notes called for redemption in an amount equal to $212.60 per $1,000 Convertible Note, less the amount of any interest actually paid on such Convertible Note prior to the call for redemption. The Company must make these payments on all of the Convertible Notes called for redemption, including Convertible Notes called after the date of the call for redemption. After February 6, 2002, the Convertible Notes will be redeemable on at least 30 days' notice at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the Convertible Notes Indenture.

     Upon occurrence of any Fundamental Change (as defined in the Convertible Notes Indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require the Company to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

     The Company will, for the benefit of the holders, file with the Securities and Exchange Commission as soon as practicable, but in any event within 90 days after the first date of original issuance of the Convertible Notes, a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

     The Company has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, capital expenditures, acquisitions or investments in complementary businesses, products and technologies and repurchases and retirement of debt.

     The Company believes that current cash and marketable securities balances, together with net proceeds from the Convertible Notes, will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR 2000 IMPLICATIONS

     Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. The Company is in the process of assessing the Year 2000 issue and expects to complete the program in the second quarter of 1999. The Company has not incurred material costs to date in the process, and does not believe that the cost of additional actions will have a material effect on its operating results or financial condition. However, the Company has established a budget totaling approximately $1 million for the acquisition of contract software services that will assist in the Year 2000 assessment and remediation activities to be completed no later than the third quarter of 1999. Amazon.com's current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems, such as security systems, building equipment and embedded micro-controllers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether its internally developed software, third-party systems and non-information technology systems are adequately addressing the Year 2000 issue. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

     Amazon.com is assessing whether third parties in its supply and distribution chain are adequately addressing their Year 2000 compliance issues. The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which its systems may be vulnerable if such suppliers and providers fail to address and correct their own Year 2000 issues. The Company cannot guarantee that the systems of suppliers or other companies on which the Company relies will be Year 2000 compliant. The Company is in the process of developing a contingency plan that will address situations that may result should Year 2000 compliance for critical operations not be fully achieved in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1998. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of December 31, 1998. The Company's Senior Discount Notes, Convertible Notes and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

     Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The table below provides information about the Company's marketable securities, including principal cash flows for 1999 through 2003 and the related weighted average interest rates.

     Principal (notional) amounts by expected maturity in U.S. dollars (in thousands):

                                                                                                                ESTIMATED FAIR
                                                                                                                   VALUE AT
                                                                                                                 DECEMBER 31,
                                       1999      2000      2001      2002      2003     THEREAFTER    TOTAL          1998
                                     --------   -------   -------   -------   -------   ----------   --------   --------------
Commercial paper and short-term
  obligations......................  $114,579   $    --   $    --   $    --   $    --    $    --     $114,579      $114,180
Weighted average interest rate.....      5.34%                                                           5.34%

Corporate notes and bonds..........     4,250    46,500        --        --        --         --       50,750        51,351
Weighted average interest rate.....      5.90%     5.20%                                                 5.26%

Asset-backed and agency
  securities.......................        --    21,500     8,746     7,087    10,086     35,497       82,916        83,569
Weighted average interest rate.....                5.57%     5.16%     5.29%     5.64%      5.82%        5.62%

Treasury notes and bonds...........     8,700    27,400    42,175     8,000        --         --       86,275        89,013
Weighted average interest rate.....      5.63%     4.89%     4.64%     4.71%                             4.82%
                                     --------   -------   -------   -------   -------    -------     --------      --------
    Total Portfolio, excluding
      equity securities............  $127,529   $95,400   $50,921   $15,087   $10,086    $35,497     $334,520      $338,113
                                     ========   =======   =======   =======   =======    =======     ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   27
Consolidated Balance Sheets.................................   28
Consolidated Statements of Operations.......................   29
Consolidated Statements of Stockholders' Equity.............   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amazon.com, Inc.

     We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Seattle, Washington
January 22, 1999, except for Note 11
  as to which the date is February 10, 1999

                                AMAZON.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash......................................................  $ 25,561    $  1,876
  Marketable securities.....................................   347,884     123,499
  Inventories...............................................    29,501       8,971
  Prepaid expenses and other................................    21,308       3,363
                                                              --------    --------
          Total current assets..............................   424,254     137,709
Fixed assets, net...........................................    29,791       9,726
Deposits and other..........................................       626         169
Goodwill and other purchased intangibles, net...............   186,377          --
Deferred charges............................................     7,412       2,240
                                                              --------    --------
          Total assets......................................  $648,460    $149,844
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $113,273    $ 33,027
  Accrued advertising.......................................    13,071       3,454
  Other liabilities and accrued expenses....................    34,547       6,570
  Current portion of long-term debt.........................       684       1,500
                                                              --------    --------
          Total current liabilities.........................   161,575      44,551
Long-term debt..............................................   348,077      76,521
Long-term portion of capital lease obligation...............        63         181
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value:
  Authorized shares -- 10,000
  Issued and outstanding shares -- none.....................        --          --
Common stock, $0.01 par value:
  Authorized shares -- 300,000
  Issued and outstanding shares -- 159,267 and 144,909
     shares in 1998 and 1997, respectively..................     1,593       1,449
Additional paid-in capital..................................   300,130      66,586
Note receivable from officer for common stock...............    (1,099)         --
Deferred compensation.......................................    (1,625)     (1,930)
Accumulated other comprehensive income......................     1,806          --
Accumulated deficit.........................................  (162,060)    (37,514)
                                                              --------    --------
          Total stockholders' equity........................   138,745      28,591
                                                              --------    --------
          Total liabilities and stockholders' equity........  $648,460    $149,844
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Net sales.................................................  $ 609,996    $147,787    $ 15,746
Cost of sales.............................................    476,155     118,969      12,287
                                                            ---------    --------    --------
     Gross profit.........................................    133,841      28,818       3,459
Operating expenses:
  Marketing and sales.....................................    133,023      40,486       6,090
  Product development.....................................     46,807      13,916       2,401
  General and administrative..............................     15,799       7,011       1,411
  Merger and acquisition related costs, including
     amortization of goodwill and other purchased
     intangibles..........................................     50,172          --          --
                                                            ---------    --------    --------
          Total operating expenses........................    245,801      61,413       9,902
                                                            ---------    --------    --------
Loss from operations......................................   (111,960)    (32,595)     (6,443)
Interest income...........................................     14,053       1,901         202
Interest expense..........................................    (26,639)       (326)         (5)
                                                            ---------    --------    --------
     Net interest income (expense)........................    (12,586)      1,575         197
                                                            ---------    --------    --------
Net loss..................................................  $(124,546)   $(31,020)   $ (6,246)
                                                            =========    ========    ========
Basic and diluted loss per share..........................  $   (0.84)   $  (0.24)   $  (0.06)
                                                            =========    ========    ========
Shares used in computation of basic and diluted loss per
  share...................................................    148,172     130,341     111,271
                                                            =========    ========    ========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                              PREFERRED                           ADVANCES                  NOTE RECEIVABLE
                                STOCK          COMMON STOCK     RECEIVED FOR   ADDITIONAL    FROM OFFICER
                           ---------------   ----------------      COMMON       PAID-IN           FOR           DEFERRED
                           SHARES   AMOUNT   SHARES    AMOUNT      STOCK        CAPITAL      COMMON STOCK     COMPENSATION
                           ------   ------   -------   ------   ------------   ----------   ---------------   ------------
Balance at January 1,
 1996....................     --      $--     87,331   $1,075       $150        $     --        $    --         $    --
 Net loss................     --      --          --       --         --              --             --              --
 Reincorporation in
   Delaware..............     --      --          --     (201)        --             201             --              --
 Sale of preferred stock,
   net of $30 issuance
   costs.................    569       6          --       --         --           7,964             --              --
 Sale of common stock....     --      --       5,043       50       (150)            136             --              --
 Issuance of capital
   stock.................     --      --          17       --         --              11             --              --
 Exercise of common stock
   options...............     --      --       3,027       30         --             165             --              --
 Deferred compensation
   related to stock
   options...............     --      --          --       --         --             612             --            (612)
                            ----      --     -------   ------       ----        --------        -------         -------
Balance at December 31,
 1996....................    569       6      95,418      954         --           9,089             --            (612)
 Net loss................     --      --          --       --         --              --             --              --
 Sale of preferred
   stock.................      5      --          --       --         --             200             --              --
 Public stock offering,
   net of $4,897 issuance
   costs.................     --      --      18,000      180         --          48,923             --              --
 Conversion of preferred
   stock into common
   stock.................   (574)     (6)     20,678      207         --            (201)            --              --
 Issuance of common stock
   for fixed assets and
   accrued product
   development...........     --      --       1,350       13         --           1,487             --              --
 Issuance of capital
   stock.................     --      --       1,270       13         --           3,989             --              --
 Exercise of common stock
   options...............     --      --       8,193       82         --             427             --              --
 Deferred compensation
   related to stock
   options...............     --      --          --       --         --           2,741             --          (2,741)
 Amortization of deferred
   compensation related
   to stock options......     --      --          --       --         --             (69)            --           1,423
                            ----      --     -------   ------       ----        --------        -------         -------
Balance at December 31,
 1997....................     --      --     144,909    1,449         --          66,586             --          (1,930)
 Net loss................     --      --          --       --         --              --             --              --
 Foreign currency
   translation losses....     --      --          --       --         --              --             --              --
 Unrealized gain on
   marketable
   securities............     --      --          --       --         --              --             --              --
Comprehensive loss.......
 Issuance of capital
   stock.................     --      --       9,025       90         --         225,534             --              --
 Exercise of common stock
   options...............     --      --       5,333       54         --           5,929             --              --
 Note receivable from
   officer for common
   stock.................     --      --          --       --         --              --         (1,099)             --
 Deferred compensation
   related to stock
   options...............     --      --          --       --         --           2,081             --          (2,081)
 Amortization of deferred
   compensation related
   to stock options......     --      --          --       --         --              --             --           2,386
                            ----      --     -------   ------       ----        --------        -------         -------
Balance at December 31,
 1998....................     --      $--    159,267   $1,593       $ --        $300,130        $(1,099)        $(1,625)
                            ====      ==     =======   ======       ====        ========        =======         =======

                            ACCUMULATED
                               OTHER                         TOTAL
                           COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                              INCOME         DEFICIT        EQUITY
                           -------------   -----------   -------------
Balance at January 1,
 1996....................     $   --        $    (248)     $     977
 Net loss................         --           (6,246)        (6,246)
 Reincorporation in
   Delaware..............         --               --             --
 Sale of preferred stock,
   net of $30 issuance
   costs.................         --               --          7,970
 Sale of common stock....         --               --             36
 Issuance of capital
   stock.................         --               --             11
 Exercise of common stock
   options...............         --               --            195
 Deferred compensation
   related to stock
   options...............         --               --             --
                              ------        ---------      ---------
Balance at December 31,
 1996....................         --           (6,494)         2,943
 Net loss................         --          (31,020)       (31,020)
 Sale of preferred
   stock.................         --               --            200
 Public stock offering,
   net of $4,897 issuance
   costs.................         --               --         49,103
 Conversion of preferred
   stock into common
   stock.................         --               --             --
 Issuance of common stock
   for fixed assets and
   accrued product
   development...........         --               --          1,500
 Issuance of capital
   stock.................         --               --          4,002
 Exercise of common stock
   options...............         --               --            509
 Deferred compensation
   related to stock
   options...............         --               --             --
 Amortization of deferred
   compensation related
   to stock options......         --               --          1,354
                              ------        ---------      ---------
Balance at December 31,
 1997....................         --          (37,514)        28,591
                                                           ---------
 Net loss................         --         (124,546)      (124,546)
 Foreign currency
   translation losses....        (35)              --            (35)
 Unrealized gain on
   marketable
   securities............      1,841               --          1,841
                                                           ---------
Comprehensive loss.......                                   (122,740)
                                                           ---------
 Issuance of capital
   stock.................         --               --        225,624
 Exercise of common stock
   options...............         --               --          5,983
 Note receivable from
   officer for common
   stock.................         --               --         (1,099)
 Deferred compensation
   related to stock
   options...............         --               --             --
 Amortization of deferred
   compensation related
   to stock options......         --               --          2,386
                              ------        ---------      ---------
Balance at December 31,
 1998....................     $1,806        $(162,060)     $ 138,745
                              ======        =========      =========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    ---------    -------
OPERATING ACTIVITIES
Net loss..................................................  $(124,546)   $ (31,020)   $(6,246)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization...........................      9,692        3,442        296
  Amortization of deferred compensation related to stock
     options..............................................      2,386        1,354         --
  Non-cash merger and acquisition related costs, including
     amortization of goodwill and other purchased
     intangibles..........................................     47,065           --         --
  Non-cash interest expense...............................     23,970           64         --
  Changes in operating assets and liabilities:
  Inventories.............................................    (20,513)      (8,400)      (554)
  Prepaid expenses and other..............................    (16,465)      (3,034)      (315)
  Deposits and other......................................       (293)         (21)      (148)
  Accounts payable........................................     78,674       30,172      2,756
  Accrued advertising.....................................      9,617        2,856        598
  Other liabilities and accrued expenses..................     21,448        5,274      1,603
                                                            ---------    ---------    -------
  Net cash provided by (used in) operating activities.....     31,035          687     (2,010)
INVESTING ACTIVITIES
Maturities of marketable securities.......................    332,084        4,311         --
Purchases of marketable securities........................   (546,509)    (122,385)    (5,233)
Purchases of fixed assets.................................    (28,333)      (7,603)    (1,335)
Acquisitions, dispositions, and investments in
  businesses..............................................    (19,019)          --         --
                                                            ---------    ---------    -------
          Net cash used in investing activities...........   (261,777)    (125,677)    (6,568)
FINANCING ACTIVITIES
Net proceeds from initial public offering.................         --       49,103         --
Proceeds from exercise of stock options...................      5,983          509        195
Proceeds from issuance of capital stock...................      8,383        3,746      8,443
Proceeds from long-term debt..............................    325,987       75,000         --
Repayment of long-term debt...............................    (78,108)         (47)        --
Financing costs...........................................     (7,783)      (2,309)        --
                                                            ---------    ---------    -------
          Net cash provided by financing activities.......    254,462      126,002      8,638
Effect of exchange rate changes...........................        (35)          --         --
                                                            ---------    ---------    -------
Net increase in cash......................................     23,685        1,012         60
Cash at beginning of period...............................      1,876          864        804
                                                            ---------    ---------    -------
Cash at end of period.....................................  $  25,561    $   1,876    $   864
                                                            =========    =========    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued in connection with acquisitions.......  $ 217,241    $      --    $    --
Common stock issued for fixed assets and accrued product
  development.............................................  $      --    $   1,500    $    --
Fixed assets acquired under capital lease.................  $      --    $     442    $    --
Fixed assets acquired under financing agreement...........  $      --    $   3,021    $    --

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Description of Business

     Amazon.com, Inc. ("Amazon.com" or the "Company"), an Internet retailer, was incorporated in July 1994 and opened its virtual doors on the Web in July 1995. Amazon.com offers book, music CD, video, DVD, computer game and other titles on its Web sites.

  Business Combinations and Investments

     For business combinations which have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets.

     Other business combinations are accounted for under the pooling of interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded values. The consolidated financial statements reflect the restatement of all periods presented to include the accounts of merged entities accounted for under the pooling of interests method of accounting. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The historical results do not purport to be indicative of future results.

     Investments in affiliated entities in which the Company has the ability to exercise significant influence of an investee, generally a 20% or greater ownership interest of the voting stock, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results.

     All other investments, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from other investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of December 31, 1998, such investments were recorded at the lower of cost or estimated net realizable value.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

  Marketable Securities

     The Company's marketable securities consist primarily of high-quality short- to intermediate-term fixed income securities and money market mutual funds, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of

                                AMAZON.COM, INC.

stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less, and reflects the related cash flows as investing cash flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

  Inventories

     Inventories are valued at the lower of cost or market. The Company purchases a majority of its products from three major vendors, Ingram Book Group ("Ingram"), Baker & Taylor, Inc. and Valley Media Inc. In late 1998, Barnes & Noble announced an agreement to purchase Ingram. Ingram is the Company's single largest supplier and accounted for approximately 40% and approximately 60% of the Company's inventory purchases in 1998 and 1997, respectively. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. The Company's current vendors may stop selling merchandise to the Company on acceptable terms. The Company may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

  Fixed Assets

     Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to ten years). Fixed assets purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

  Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of assets acquired. Total goodwill of approximately $215.7 million and other purchased intangibles of approximately $13.3 million are stated net of total accumulated amortization of $42.6 million at December 31, 1998 in the accompanying balance sheet. Goodwill and substantially all other purchased intangibles are being amortized on a straight-line basis over lives ranging from two to three years.

  Long-Lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  Fair Value of Financial Instruments

     The carrying amounts for the Company's cash, prepaid expenses and other, deposits and other, accounts payable, accrued advertising, and other liabilities and accrued expenses approximate fair value.

                                AMAZON.COM, INC.

The fair market value for long-term debt and marketable securities is based on quoted market prices where available.

  Deferred Charges

     In May 1998, the Company issued approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"). At December 31, 1998, deferred charges consisted of fees associated with the issuance of the Senior Discount Notes. The fees are being amortized into interest expense over the life of the Senior Discount Notes.

  Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

  Revenue Recognition

     The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. Revenue from gift certificates is recognized upon product shipment following redemption. The Company provides an allowance for sales returns, which has been insignificant, based on historical experience.

  Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, the Company incurred advertising expense of $60.2 million, $21.2 million and $3.4 million, respectively.

  Product Development

     Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. To date, all product development costs have been expensed as incurred.

  Merger and Acquisition Related Costs

     Merger and acquisition related costs consist primarily of amortization of goodwill and other purchased intangibles of approximately $42.6 million, as well as approximately $7.6 million, composed primarily of equity in loss of investee and other merger and acquisition related costs.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                                AMAZON.COM, INC.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations. To date, the Company has entered into no foreign currency exchange contracts or other such derivative instruments.

  Segment and Geographic Information

     The Company operates in one principal business segment across domestic and international markets. International sales, including export sales from the United States, represented approximately 20%, 25%, and 33% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during the years ended December 31, 1998 and 1997. Substantially all of the domestic operating results and identifiable assets are in the United States.

  Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. At December 31, 1998, the Company has no significant concentrations of credit risk.

  Earnings (Loss) Per Share

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

     As a result of the Company's initial public offering in May 1997, all preferred stock automatically converted into common stock. Accordingly, the 1997 and 1996 net loss per share is a pro forma loss per share based on the weighted average number of shares of common stock outstanding and preferred stock on an "as if" converted basis outstanding during each period. The Company believes that this is a more meaningful presentation of earnings per share for periods prior to its initial public offering.

  Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on marketable securities and foreign currency translation adjustments.

  New Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

                                AMAZON.COM, INC.

SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending December 31, 1999. Adoption is not expected to have a material effect on the Company's consolidated financial statements as the Company's policies are substantially in compliance with SOP 98-1.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS AND INVESTMENTS

     In April 1998, the Company acquired all of the outstanding capital stock of three international Internet companies. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of common stock and cash. The Company issued an aggregate of approximately 3.2 million shares of common stock to effect the transactions. The goodwill and other purchased intangibles are being amortized on a straight-line basis over two years.

     In August 1998, the Company acquired all the outstanding capital stock of Junglee Corp. ("Junglee"). Junglee is a leading provider of Web-based virtual database technology which allows visitors to access a variety of products sold by other merchants. The Company issued approximately 4.7 million shares of common stock and assumed all outstanding options and warrants in connection with the acquisition of Junglee. The Junglee acquisition was accounted for under the purchase method of accounting, with substantially all of the approximately $180 million purchase price allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years. In November 1998, the Company sold the employment business unit of Junglee in exchange for cash and approximately 1.7 million shares of the purchaser's common stock. There was no gain or loss recorded from this sale. The investment is recorded at cost and is classified within marketable securities in the accompanying consolidated balance sheet.

     The pro forma combined consolidated financial information for the aggregate of all the business combinations described above and accounted for under the purchase method of accounting, as though the acquisitions had occurred on January 1 of each year, would have resulted in net sales of $615.0 million and $155.8 million; net loss of $171.6 million and $118.7 million; and basic and diluted loss per share of $1.12 and $0.86 for the years ended December 31, 1998 and 1997, respectively. The pro forma net loss includes amortization of goodwill and purchased intangibles of $83.0 million for the years ended December 31,

                                AMAZON.COM, INC.

1998 and 1997. This unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had Amazon.com, the international subsidiaries and Junglee been a combined company during the specified periods.

     In August 1998, the Company exchanged common stock and options for all of the outstanding capital stock of Sage Enterprises, Inc. ("PlanetAll"). The Company issued approximately 2.4 million shares of common stock and assumed all outstanding options in connection with the merger. The PlanetAll merger was accounted for as a pooling of interests and, as a result, the Company's consolidated financial statements have been restated for all periods presented. PlanetAll issued approximately 167,000 shares of capital stock for proceeds of approximately $1.0 million and approximately 896,000 shares of capital stock for proceeds of approximately $7.4 million in January 1998 and April 1998, respectively.

     Net sales for PlanetAll were not significant and net loss was $4.1 million, $3.4 million and $469,000 for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively, which represent separate results of the combined entity through the periods preceding the merger. There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

     As of December 31, 1998, the Company has an investment of approximately 46% in drugstore.com, inc., an online drugstore, that is accounted for under the equity method of accounting. The Company's basis in its equity investment is classified within other purchased intangibles in the accompanying consolidated balance sheet and the Company's share of the investee's loss is classified in merger and acquisition related costs, including amortization of goodwill and other purchased intangibles. To date, this investment has not materially impacted the Company's results of operations or its financial position.

NOTE 3 -- MARKETABLE SECURITIES

     The following tables summarize by major security type the Company's marketable securities and their contractual maturities:

                                                           DECEMBER 31, 1998
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Commercial paper and short-term
  obligations...........................  $114,158       $   22        $  --        $114,180
Corporate notes and bonds...............    51,242          112           (3)         51,351
Asset-backed and agency securities......    83,611           98         (140)         83,569
Treasury notes and bonds................    88,952          230         (169)         89,013
Equity securities.......................     8,080        1,691           --           9,771
                                          --------       ------        -----        --------
                                          $346,043       $2,153        $(312)       $347,884
                                          ========       ======        =====        ========

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
                                                             (IN THOUSANDS)
Due within one year....................................  $121,411      $121,454
Due after one year through five years..................   132,941       133,090
Asset-backed and agency securities with various
  maturities...........................................    83,611        83,569
Equity securities......................................     8,080         9,771
                                                         --------      --------
                                                         $346,043      $347,884
                                                         ========      ========

                                AMAZON.COM, INC.

     The gross realized gains and losses on sales of available-for-sale securities were not significant for the year ended December 31, 1998. The net adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity totaled approximately $1.8 million.

     At December 31, 1997, marketable securities consist primarily of commercial paper and short-term obligations and corporate notes and bonds and were carried at cost, which approximates market. Unrealized holding gains and losses at December 31, 1997 were not significant.

NOTE 4 -- FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                      DECEMBER 31,
                                                    -----------------
                                                     1998       1997
                                                    -------    ------
                                                     (IN THOUSANDS)
Computers and equipment...........................  $33,061    $7,562
Purchased software................................    4,547     4,560
Leasehold improvements............................    5,535       926
Leased assets.....................................      442       442
                                                    -------    ------
                                                     43,585    13,490
Less accumulated depreciation and amortization....   13,794     3,764
                                                    -------    ------
     Fixed assets, net............................  $29,791    $9,726
                                                    =======    ======

NOTE 5 -- LONG-TERM DEBT

  Senior Discount Notes

     In May 1998, the Company completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes due May 1, 2008. Pursuant to a registration statement on Form S-4 in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the "Exchange Notes"), which were registered under the Securities Act of 1933, as amended, for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to consolidated financial statements interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the "Indenture"). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the $530 million aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption.

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

                                AMAZON.COM, INC.

     The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all financial covenants at December 31, 1998.

     A portion of the net proceeds from the offering of the Senior Discount Notes was used to retire approximately $75 million of indebtedness outstanding as of December 31, 1997. Future principal payments related to the Senior Discount Notes do not commence until 2008. The carrying amount of the Senior Discount Notes is approximately $347.2 million as of December 31, 1998, which approximates fair value.

  Financing Agreement for Purchase of Fixed Assets

     In November 1997, the Company purchased fixed assets through a financing agreement with a vendor having an imputed interest rate of approximately 7.7% and a term of three years. The debt is to be repaid in four equal payments. Future debt payments related to this financing agreement are $684,000 and $837,000 for the years ending December 31, 1999 and 2000, respectively, and none thereafter.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

  Leases and Marketing Agreements

     The Company currently leases office and distribution center facilities and fixed assets under noncancelable operating and capital leases. Rental expense under operating lease agreements for 1998, 1997 and 1996 was $8.5 million, $2.1 million and $270,000, respectively.

     The Company has also entered into certain marketing agreements, which include fixed fees through 2000. The costs associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received.

     Future minimum commitments are as follows:

                                                                      OPERATING
                                                                      LEASES AND
                                                           CAPITAL    MARKETING
                                                           LEASES     AGREEMENTS
                                                           -------    ----------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
       1999..............................................   $145       $ 47,626
       2000..............................................     62         37,718
       2001..............................................     --         11,615
       2002..............................................     --          6,077
       2003..............................................     --          4,712
       Thereafter........................................     --         27,081
                                                            ----       --------
  Total minimum lease payments...........................   $207       $134,829
                                                                       ========
  Less imputed interest..................................     20
                                                            ----
  Present value of net minimum lease payments............    187
       Less current portion..............................    124
                                                            ----
  Long-term capital lease obligation.....................   $ 63
                                                            ====

                                AMAZON.COM, INC.

  Legal Proceedings

     In October 1998, Wal-Mart Stores, Inc. ("Wal-Mart") filed a lawsuit in Bentonville, Arkansas against the Company and other defendants alleging actual and threatened misappropriation of trade secrets and ancillary common-law claims. Wal-Mart subsequently requested a temporary restraining order preventing the defendants from misappropriating Wal-Mart's alleged trade secrets, from placing employees in positions in which they would "inevitably disclose" Wal-Mart's alleged trade secrets and from soliciting, inducing or recruiting Wal-Mart employees. In January 1999, Wal-Mart filed an identical action in Seattle, Washington, and the Arkansas court dismissed Wal-Mart's action on jurisdictional grounds before deciding the temporary restraining order. The dismissal is pending appeal. Wal-Mart has advised the Company that it will file a preliminary injunction motion. In addition to injunctive relief, Wal-Mart has requested compensatory damages, pre- and postjudgment interest and attorneys' fees and costs. The Company believes that Wal-Mart's claims are without merit and intends to vigorously defend against the plaintiffs' claims. Amazon.com has filed a counterclaim based in part on unfair competition and intentional interference. Litigation is inherently uncertain, and there can be no assurance that the Company will prevail in the lawsuit.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

NOTE 7 -- STOCKHOLDERS' EQUITY

  Reincorporation and Authorized Capital

     In May 1996, the Company reincorporated in the state of Delaware with authorized capital of 5 million shares of $0.01 par value preferred stock and 25 million shares of $0.01 par value common stock. In April 1997, the Company increased its authorized common stock to 100 million shares and increased its authorized preferred stock to 10 million shares. In June 1998, the Company increased the number of authorized shares of common stock, from 100 million shares to 300 million shares. The accompanying consolidated financial statements have been restated to reflect these recapitalizations.

  Preferred Stock

     In June 1996, the Company issued 569,396 shares of Series A convertible preferred stock at a price of $14.05 per share. In January and February 1997, the Company sold an additional 5,000 shares of Series A preferred stock at $40 per share. The preferred stock was convertible into common stock at the option of the holder, at any time, at an effective rate of 36 shares of common stock for one share of preferred stock. As of the closing of the Company's initial public offering, all of the preferred stock outstanding was converted into an aggregate of 20,678,256 shares of common stock.

  Common Stock

     On November 23, 1996, the Company effected a 4-for-1 common stock split. On April 18, 1997, the Company effected a 3-for-2 common stock split. On May 15, 1997, the Company completed an initial public offering of 18 million shares of its common stock. Net proceeds to the Company aggregated $49.1 million. On June 1, 1998, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on May 20, 1998. On January 4, 1999, the Company effected a 3-for-1 stock split in the form of a stock dividend to the stockholders of record on December 18, 1998. Accordingly, the accompanying consolidated financial statements have been restated to reflect these stock splits.

                                AMAZON.COM, INC.

  Stock Option Plans

     The Company's stock option plans consist of the 1997 Stock Option Plan and the 1994 Stock Option Plan. Shares reserved under the plans consist of 36.0 million shares in the 1997 Stock Option Plan and 28.8 million shares in the 1994 Stock Option Plan. Any shares of common stock available for issuance under the 1994 Stock Option Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Option Plan. In connection with the acquisition of Junglee and the merger with PlanetAll in August 1998, the Company assumed outstanding options to purchase common stock originally issued under these companies' stock option plans. The Company's stock options plans as well as the assumed stock option plans are hereby collectively referred to as the "Plans."

     Generally, options are granted by the Company's Board of Directors at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Each outstanding option granted on or subsequent to December 20, 1996 has a term of ten years from the date of grant. Subject to Internal Revenue Service limitations, options granted under the Plans generally become exercisable immediately. Options generally vest at the rate of 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company upon termination of employment or services and such restrictions lapse over the original vesting schedule. At December 31, 1998, approximately
3.9 million shares of restricted common stock were subject to repurchase.

  Stock Option Activity

     The following table summarizes the Company's stock option activity:

                                                        NUMBER          WEIGHTED-
                                                          OF             AVERAGE
                                                        SHARES        EXERCISE PRICE
                                                    --------------    --------------
                                                    (IN THOUSANDS)
Balance January 1, 1996...........................      10,616           $ 0.024
  Options granted and assumed.....................      15,600             0.102
  Options canceled................................      (3,172)            0.046
  Options exercised...............................      (3,027)            0.065
                                                        ------
Balance December 31, 1996.........................      20,017             0.075
  Options granted and assumed.....................      18,060             2.295
  Options canceled................................      (2,552)            0.539
  Options exercised...............................      (8,193)            0.063
                                                        ------
Balance December 31, 1997.........................      27,332             1.502
  Options granted and assumed.....................      19,774            25.468
  Options canceled................................      (3,768)            8.098
  Options exercised...............................      (5,333)            1.108
                                                        ------
Balance December 31, 1998.........................      38,005           $13.375
                                                        ======

     At December 31, 1998, 12.8 million shares of common stock were available for future grant under the Plans.

                                AMAZON.COM, INC.

     The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                                   OPTIONS OUTSTANDING
                      ---------------------------------------------
                                        WEIGHTED-                           OPTIONS EXERCISABLE
                                         AVERAGE                      -------------------------------
                                        REMAINING      WEIGHTED-                         WEIGHTED-
     RANGE OF            OPTIONS       CONTRACTUAL      AVERAGE          OPTIONS          AVERAGE
  EXERCISE PRICES      OUTSTANDING        LIFE       EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
  ---------------     --------------   -----------   --------------   --------------   --------------
                      (IN THOUSANDS)                                  (IN THOUSANDS)
$  0.029 -- $  0.111       5,744        5.1 years       $  0.082           5,204          $  0.083
   0.167 --    0.778       6,397        8.0 years          0.432           5,499             0.426
   1.232 --    4.021       4,959        8.4 years          2.141           3,714             2.157
   4.094 --   12.271       5,502        9.0 years          8.128           3,850             7.902
  12.563 --   17.875       7,303        9.3 years         14.599           5,675            14.679
  19.604 --   25.771         781        9.6 years         23.874             443            23.729
  26.094 --   39.479       3,225        9.7 years         33.618           2,383            33.375
  39.667 --   65.729       3,235        9.7 years         43.625           2,112            43.804
  67.427 --   94.479         626        9.9 years         79.702             493            80.068
 103.625 --  114.479         233        9.9 years        107.483             189           107.413
                          ------                                          ------
$  0.029 -- $114.479      38,005        8.4 years       $ 13.375          29,562          $ 12.410
                          ======                                          ======

  Deferred Compensation

     The Company recorded aggregate deferred compensation of $2.1 million, $2.7 million and $612,000 in 1998, 1997 and 1996, respectively. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1998, 1997 and 1996. Options granted below fair market value and the associated weighted average exercise price per share were 536,000 and $4.095, 8.3 million and $0.473, and 9.3 million and $0.133 during the years ended December 31, 1998, 1997 and 1996, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically five years. Total amortization recognized in 1998 and 1997 was $2.4 million and $1.4 million, respectively. No amortization was recognized in 1996.

  Pro Forma Disclosure

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1998, 1997 and 1996, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1998           1997         1996
                                                     -----------    ----------    ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported............................   $(124,546)     $(31,020)     $(6,246)
Net loss -- pro forma..............................    (194,269)      (35,983)      (6,278)
Basic and diluted loss per share -- as reported....   $   (0.84)     $  (0.24)     $ (0.06)
Basic and diluted loss per share -- pro forma......       (1.31)        (0.28)       (0.06)

                                AMAZON.COM, INC.

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998         1997       1996
                                                     ---------    --------    -------
Average risk-free interest rates...................        4.7%        6.3%       6.4%
Average expected life (in years)...................        3.0         3.0        3.0
Volatility (1).....................................       81.6%       50.0%       0.0%

---------------
(1) Options granted prior to the Company's initial public offering and by PlanetAll prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable.

     The weighted-average fair value of options granted during the years 1998, 1997 and 1996 was $19.07, $2.07 and $0.01, respectively, for options granted at fair market value. The weighted-average fair value of options granted at less than fair market value during 1998, 1997 and 1996 was $4.61, $0.55 and $0.09, respectively. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years because SFAS No. 123 does not apply to stock option grants made prior to 1995.

  Common Stock Reserved for Future Issuance

     In June 1998, pursuant to a registration statement on Form S-4, the Company registered 15 million shares of its common stock, which may from time to time be offered in connection with the acquisition of entities. Such shares may be issued in exchange for the shares of capital stock (by merger or otherwise), partnership interests or other assets representing an interest in other companies or other entities, or in exchange for assets used in or related to the business of such entities.

     At December 31, 1998, common stock reserved for future issuance is as follows (in thousands):

Stock options...............................................  50,853
Shelf registration..........................................  15,000
                                                              ------
     Total..................................................  65,853
                                                              ======

NOTE 8 -- EARNINGS (LOSS) PER SHARE

     The following represents the calculations for net loss per share:

                                                    YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                                1998           1997         1996
                                             -----------    ----------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported....................   $(124,546)     $(31,020)     $(6,246)
                                              =========      ========      =======
Weighted average shares outstanding........     152,472       126,559       90,795
Pro forma adjustment for preferred stock...          --         9,478       20,498
Weighted average common shares issued
  subject to repurchase agreements.........      (4,300)       (5,696)         (22)
                                              ---------      --------      -------
Shares used in computation of basic and
  diluted loss per share...................     148,172       130,341      111,271
                                              =========      ========      =======
Basic and diluted loss per share...........   $   (0.84)     $  (0.24)     $ (0.06)
                                              =========      ========      =======

                                AMAZON.COM, INC.

     All of the Company's stock options (see Note 7) are excluded from diluted loss per share since their effect is antidilutive.

NOTE 9 -- INCOME TAXES

     The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $207 million related to U.S. federal, foreign and state jurisdictions. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Substantially all of these carryforwards will begin to expire at various times starting in 2011. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $103 million, the resulting benefits will be credited to stockholders' equity.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Net operating loss carryforwards.........................  $73,100    $10,800
Depreciation and amortization............................    7,400         --
Other....................................................    5,400      2,400
                                                           -------    -------
       Total deferred tax assets.........................   85,900     13,200
Valuation allowance for deferred tax assets..............  (85,900)   (13,200)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

NOTE 10 -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

NOTE 11 -- SUBSEQUENT EVENTS

  Convertible Subordinated Notes

     On February 3, 1999, the Company completed an offering of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The Convertible Notes are convertible into the Company's common stock at a conversion price of $156.055 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of the Company. The Convertible Notes may be redeemed at the option of the Company prior to February 6, 2002, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture. The Company is obligated to file by May 4, 1999, a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

                                AMAZON.COM, INC.

     Upon occurrence of any Fundamental Change (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require the Company to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

     The Company has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of the Company's core business, investments in new business segments and markets, capital expenditures, acquisitions or investments in complementary businesses, products and technologies and repurchases and retirement of debt.

  Authorized Shares

     On February 10, 1999, the Board of Directors approved an increase in authorized shares of common stock and preferred stock, par value $0.01 per share, from 300 million shares to 1.5 billion shares and from 10 million shares to 150 million shares, respectively. This increase in authorized shares is subject to approval by the stockholders at the Company's Annual Meeting on May 20, 1999.

  Stock Option Plan

     On February 10, 1999, the Board of Directors approved the 1999 Nonofficer Employee Stock Option Plan, which reserves 20.0 million shares of common stock available for future issuance.

NOTE 12 -- QUARTERLY RESULTS (UNAUDITED)

     The following tables contain selected unaudited Statement of Operations information for each quarter of 1998 and 1997. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          YEAR ENDED DECEMBER 31, 1998
                                                  --------------------------------------------
                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................  $252,893    $153,698    $116,010    $ 87,395
Gross profit....................................    53,417      34,875      26,216      19,333
Net loss........................................   (46,427)    (45,171)    (22,579)    (10,369)
Basic and diluted loss per share(1).............  $  (0.30)   $  (0.30)   $  (0.15)   $  (0.07)
Shares used in computation of basic and diluted
  loss per share................................   154,389     150,703     146,277     141,318

                                                          YEAR ENDED DECEMBER 31, 1997
                                                  --------------------------------------------
                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................  $ 66,040    $ 37,887    $ 27,855    $ 16,005
Gross profit....................................    12,913       7,170       5,214       3,521
Net loss........................................   (10,808)     (9,647)     (7,345)     (3,220)
Basic and diluted loss per share................  $  (0.08)   $  (0.07)   $  (0.06)   $  (0.03)
Shares used in computation of basic and diluted
  loss per share................................   139,413     137,595     127,920     116,430

---------------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers and Directors." Information required by Part III, Item 10, regarding the Company's directors is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 20, 1999, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 20, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 20, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain of the Company's relationships and related transactions is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 20, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT:

     (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

           Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Operations for each of the three years ended December 31, 1998

           Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1998

           Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998

           Notes to Consolidated Financial Statements

     (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

         Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3) INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., AJ Acquisition, Inc. and Junglee
         Corporation (incorporated by reference to the Company's
         Current Report on Form 8-K dated August 3, 1998).
 2.2     Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., Pacific Acquisition, Inc. and
         Sage Enterprises, Inc. (incorporated by reference to the
         Company's Current Report on Form 8-K dated August 3, 1998).
 3.1     Restated Certificate of Incorporation of the Company
         (incorporated by reference to the Company's Registration
         Statement on Form S-4 (Registration No. 333-55943) filed
         June 3, 1998).
 3.2     Restated Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         Quarterly Period Ended March 31, 1998).
 4.1     Indenture, dated as of May 8, 1998, between Amazon.com, Inc.
         and the Bank of New York, as trustee (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).
 4.2     Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company's Registration Statement on Form
         S-4 (Registration No. 333-56723) filed June 12, 1998).
 4.3     Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co.
         Incorporated (incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the Quarterly Period Ended
         March 31, 1998).
 4.4     Form of Investor Rights Agreement by and among Amazon.com,
         Inc. and the former stockholders of Junglee Corp.
         (incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998).
 4.5     Form of Investor Rights Agreement by and among Amazon.com,
         Inc. and the former stockholders of Sage Enterprises, Inc.
         (incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998).
 4.6     Registration Rights Agreement by and among Amazon.com, Inc.
         and the former stockholders of Telebook, Inc. (incorporated by reference to the Company's Registration Statement on Form
         S-3 (Registration No. 333-65091) filed September 30, 1998).
 4.7     Indenture, dated as of February 3, 1999, between Amazon.com,
         Inc. and The Bank of New York, as trustee, including the
         form of 4 3/4% Convertible Subordinated Note Due 2009
         attached as Exhibit A thereto (incorporated by reference to the Company's Current Report on Form 8-K dated February 3,
         1999).
 4.8     Registration Rights Agreement by and among Amazon.com, Inc.
         and the Initial Purchasers (incorporated by reference to the
         Company's Current Report on Form 8-K dated February 3,
         1999).
10.1+    Amended and Restated 1994 Stock Option Plan (version as of
         December 20, 1996 for Amended and Restated Grants and
         version as of December 20, 1996 for New Grants)
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.2+    1997 Stock Option Plan (incorporated by reference to the
         Company's Registration Statement on Form S-1 (Registration
         No. 333-23795) filed March 24, 1997).
10.3+    Form of Indemnification Agreement between the Company and
         each of its Directors and Executive Officers (incorporated by reference to the Company's Registration Statement on Form
         S-1 (Registration No. 333-23795) filed March 24, 1997).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.4+    Non-Qualified Stock Option Letter Agreement, effective
         December 6, 1995, from the Company to Tom A. Alberg
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.5+    Non-Qualified Stock Option Letter Agreement, effective
         December 6, 1995, from the Company to Tom A. Alberg
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.6+    Non-Qualified Stock Option Letter Agreement, effective
         December 20, 1996, from the Company to Joy D. Covey
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.7+    Incentive Stock Option Letter Agreement, effective December
         20, 1996, from the Company to Joy D. Covey (incorporated by reference to the Company's Registration Statement on Form
         S-1 (Registration No. 333-23795) filed March 24, 1997).
10.8     Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
         KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
         Bezos (incorporated by reference to the Company's
         Registration Statement on Form S-1 (Registration No.
         333-23795) filed March 24, 1997).
10.9     Lease Agreement, dated August 22, 1997, by and between the
         Company and McConnell Development, Inc. (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997).
10.10    Lease Agreement, dated April 17, 1998, by and between
         Bookpages Limited and Amazon.com, Inc. and Slough Trading
         Estate Limited (incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the Quarterly Period Ended
         June 30, 1998).
10.11    Lease Agreement, dated August 31, 1998, by and between
         Amazon.com, Inc. and WRC.COM Tower LLC (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998).
10.12+   Junglee Corp. 1998 Equity Incentive Plan (incorporated by
         reference to the Company's Registration Statement on Form
         S-8 filed October 1, 1998).
10.13    Lease Agreement, dated December 14, 1998, by and between
         Amazon.com, Inc. and Panattoni Carlsen Rieger.
21.1     List of Subsidiaries.
23.1     Consent of Ernst & Young LLP, Independent Auditors.
27.1     Financial Data Schedule.

---------------
+ Executive Compensation Plan or Agreement

  (B) REPORTS ON FORM 8-K:

     On October 26, 1998, the Company filed a Form 8-K/A under Item 5, which amended the Company's Current Report on Form 8-K dated August 12, 1998, regarding its acquisition of Junglee Corp.

     On October 28, 1998, the Company filed a Form 8-K under Item 5 announcing its financial results for the third quarter of 1998.

     On November 20, 1998, the Company filed a Form 8-K under Item 5 announcing the approval by the Board of Directors of a 3-for-1 stock split of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMAZON.COM, INC.
Date: March 5, 1999

                                          By:     /s/ JEFFREY P. BEZOS
                                            ------------------------------------
                                              Jeffrey P. Bezos
                                              President, Chief Executive Officer
                                              and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

            /s/ JEFFREY P. BEZOS                   Chairman of the Board, President and Chief
--------------------------------------------       Executive Officer (Principal Executive
              Jeffrey P. Bezos                     Officer)

              /s/ JOY D. COVEY                     Chief Financial Officer and Vice President
--------------------------------------------       of Finance and Administration (Principal
                Joy D. Covey                       Financial and Accounting Officer)

             /s/ TOM A. ALBERG                     Director
--------------------------------------------
               Tom A. Alberg

             /s/ SCOTT D. COOK                     Director
--------------------------------------------
               Scott D. Cook

             /s/ L. JOHN DOERR                     Director
--------------------------------------------
               L. John Doerr

         /s/ PATRICIA Q. STONESIFER                Director
--------------------------------------------
           Patricia Q. Stonesifer

                                AMAZON.COM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

INVENTORY VALUATION ALLOWANCE

                                                     CHARGED/
                                  BALANCE AT        (CREDITED)          INVENTORY      BALANCE AT
                                  BEGINNING          TO COSTS          DISPOSED OR       END OF
           YEAR ENDED             OF PERIOD        AND EXPENSES        WRITTEN OFF       PERIOD
           ----------             ----------    -------------------    ------------    ----------
                                                          (IN THOUSANDS)
December 31, 1998...............     $800             $4,420              $(620)         $4,600
                                     ====             ======              =====          ======
December 31, 1997...............     $ --             $  800              $  --          $  800
                                     ====             ======              =====          ======
December 31, 1996...............     $ --             $   --              $  --          $   --
                                     ====             ======              =====          ======

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., AJ Acquisition, Inc. and Junglee
         Corporation (incorporated by reference to the Company's
         Current Report on Form 8-K dated August 3, 1998).
 2.2     Agreement and Plan of Merger dated as of August 3, 1998, by and among Amazon.com, Inc., Pacific Acquisition, Inc. and
         Sage Enterprises, Inc. (incorporated by reference to the
         Company's Current Report on Form 8-K dated August 3, 1998).
 3.1     Restated Certificate of Incorporation of the Company
         (incorporated by reference to the Company's Registration
         Statement on Form S-4 (Registration No. 333-55943) filed
         June 3, 1998).
 3.2     Restated Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         Quarterly Period Ended March 31, 1998).
 4.1     Indenture, dated as of May 8, 1998, between Amazon.com, Inc.
         and the Bank of New York, as trustee (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).
 4.2     Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company's Registration Statement on Form
         S-4 (Registration No. 333-56723) filed June 12, 1998).
 4.3     Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co.
         Incorporated (incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the Quarterly Period Ended
         March 31, 1998).
 4.4     Form of Investor Rights Agreement by and among Amazon.com,
         Inc. and the former stockholders of Junglee Corp.
         (incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998).
 4.5     Form of Investor Rights Agreement by and among Amazon.com,
         Inc. and the former stockholders of Sage Enterprises, Inc.
         (incorporated by reference to the Company's Current Report on Form 8-K dated August 3, 1998).
 4.6     Registration Rights Agreement by and among Amazon.com, Inc.
         and the former stockholders of Telebook, Inc. (incorporated by reference to the Company's Registration Statement on Form
         S-3 (Registration No. 333-65091) filed September 30, 1998).
 4.7     Indenture, dated as of February 3, 1999, between Amazon.com,
         Inc. and The Bank of New York, as trustee, including the
         form of 4 3/4% Convertible Subordinated Note Due 2009
         attached as Exhibit A thereto (incorporated by reference to the Company's Current Report on Form 8-K dated February 3,
         1999).
 4.8     Registration Rights Agreement by and among Amazon.com, Inc.
         and the Initial Purchasers (incorporated by reference to the
         Company's Current Report on Form 8-K dated February 3,
         1999).
10.1+    Amended and Restated 1994 Stock Option Plan (version as of
         December 20, 1996 for Amended and Restated Grants and
         version as of December 20, 1996 for New Grants)
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.2+    1997 Stock Option Plan (incorporated by reference to the
         Company's Registration Statement on Form S-1 (Registration
         No. 333-23795) filed March 24, 1997).
10.3+    Form of Indemnification Agreement between the Company and
         each of its Directors and Executive Officers (incorporated by reference to the Company's Registration Statement on Form
         S-1 (Registration No. 333-23795) filed March 24, 1997).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.4+    Non-Qualified Stock Option Letter Agreement, effective
         December 6, 1995, from the Company to Tom A. Alberg
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.5+    Non-Qualified Stock Option Letter Agreement, effective
         December 6, 1995, from the Company to Tom A. Alberg
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.6+    Non-Qualified Stock Option Letter Agreement, effective
         December 20, 1996, from the Company to Joy D. Covey
         (incorporated by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 333-23795) filed
         March 24, 1997).
10.7+    Incentive Stock Option Letter Agreement, effective December
         20, 1996, from the Company to Joy D. Covey (incorporated by reference to the Company's Registration Statement on Form
         S-1 (Registration No. 333-23795) filed March 24, 1997).
10.8     Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
         KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
         Bezos (incorporated by reference to the Company's
         Registration Statement on Form S-1 (Registration No.
         333-23795) filed March 24, 1997).
10.9     Lease Agreement, dated August 22, 1997, by and between the
         Company and McConnell Development, Inc. (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997).
10.10    Lease Agreement, dated April 17, 1998, by and between
         Bookpages Limited and Amazon.com, Inc. and Slough Trading
         Estate Limited (incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the Quarterly Period Ended
         June 30, 1998).
10.11    Lease Agreement, dated August 31, 1998, by and between
         Amazon.com, Inc. and WRC.COM Tower LLC (incorporated by
         reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998).
10.12+   Junglee Corp. 1998 Equity Incentive Plan (incorporated by
         reference to the Company's Registration Statement on Form
         S-8 filed October 1, 1998).
10.13    Lease Agreement, dated December 14, 1998, by and between
         Amazon.com, Inc. and Panattoni Carlsen Rieger.
21.1     List of Subsidiaries.
23.1     Consent of Ernst & Young LLP, Independent Auditors.
27.1     Financial Data Schedule.

---------------
+ Executive Compensation Plan or Agreement