Form 10-Q
period 1999-03-31
AMAZON COM INC
filed 1999-05-17
CIK 1018724

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



    For the quarter ended MARCH 31, 1999       Commission File No. 000-22513


                                AMAZON.COM, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                             91-1646860
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


            1516 Second Avenue, 4th Floor, Seattle, Washington 98101
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (206) 622-2335


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

161,562,425 shares of $0.01 par value common stock outstanding as of April 30, 1999 (after adjusting for the three-for-one stock split payable on January 4,
1999)


                                  Page 1 of 26
                            Exhibit Index on Page 26


================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----

     Item 1.    Financial Statements                                                                             3

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      21



PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                               21

     Item 2.    Changes in Securities and Use of Proceeds                                                       22

     Item 3.    Defaults Upon Senior Securities                                                                 23

     Item 4.    Submission of Matters to a Vote of Security Holders                                             23

     Item 5.    Other Information                                                                               23

     Item 6.    Exhibits and Reports on Form 8-K                                                                24


Signatures                                                                                                      25

Exhibit Index                                                                                                   26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                AMAZON.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


---------------------------------------------------------------------------------------------------------------
                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1999                  1998
---------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
ASSETS
Current assets:
  Cash ...............................................................       $      5,248          $     25,561
  Marketable securities ..............................................          1,437,717               347,884
  Inventories ........................................................             45,236                29,501
  Prepaid expenses and other .........................................             37,077                21,308
                                                                             ------------          ------------
          Total current assets .......................................          1,525,278               424,254
Fixed assets, net ....................................................             60,600                29,791
Goodwill and other, net ..............................................            187,194               187,003
Deferred charges .....................................................             39,912                 7,412
                                                                             ------------          ------------
             Total assets ............................................       $  1,812,984          $    648,460
                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................       $    133,018          $    113,273
  Accrued advertising ................................................             16,187                13,071
  Other liabilities and accrued expenses .............................             45,194                34,423
  Current portion of long-term debt and capital lease obligation .....              7,186                   808
                                                                             ------------          ------------
          Total current liabilities ..................................            201,585               161,575

Long-term debt and capital lease obligation ..........................          1,533,862               348,140

Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 10,000
     Issued and outstanding shares -- none ...........................                 --                    --
  Common stock, $0.01 par value:
     Authorized shares -- 300,000
     Issued and outstanding shares --161,371 and 159,267
       shares at March 31, 1999 and December 31, 1998, respectively ..              1,614                 1,593
  Additional paid-in capital .........................................            306,414               300,130
  Note receivable from officer for common stock ......................             (1,099)               (1,099)
  Deferred compensation ..............................................             (1,275)               (1,625)

  Accumulated other comprehensive income (loss) ......................             (4,390)                1,806
  Accumulated deficit ................................................           (223,727)             (162,060)
                                                                             ------------          ------------
          Total stockholders' equity .................................             77,537               138,745
                                                                             ------------          ------------
             Total liabilities and stockholders' equity ..............       $  1,812,984          $    648,460
                                                                             ============          ============

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                       --------------------------------
                                                                                           1999                1998
-----------------------------------------------------------------------------------------------------------------------
Net sales ...................................................................          $    293,643        $     87,361
Cost of sales ...............................................................               228,852              68,063
                                                                                       ------------        ------------
Gross profit ................................................................                64,791              19,298

Operating expenses:
   Marketing and sales ......................................................                60,744              19,914
   Product development ......................................................                23,477               7,320
   General and administrative ...............................................                11,165               2,049
   Merger and acquisition related costs, including amortization of goodwill
     and other purchased intangibles ........................................                25,309                --
                                                                                       ------------        ------------
     Total operating expenses ...............................................               120,695              29,283

Loss from operations ........................................................               (55,904)             (9,985)

Interest income .............................................................                10,925               1,645
Interest expense ............................................................               (16,688)             (2,029)
                                                                                       ------------        ------------
     Net interest expense ...................................................                (5,763)               (384)
                                                                                       ------------        ------------
Net loss ....................................................................          $    (61,667)       $    (10,369)
                                                                                       ============        ============

Basic and diluted loss per share ............................................          $      (0.39)       $      (0.07)
                                                                                       ============        ============

Shares used in computation of basic and diluted
   loss per share ...........................................................               156,897             141,318
                                                                                       ============        ============

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       QUARTER ENDED
                                                                                                          MARCH 31,
                                                                                             ----------------------------------
                                                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss ........................................................................       $    (61,667)         $    (10,369)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization ...............................................              5,223                 1,841
         Amortization of deferred compensation related to stock options ..............                115                   185
         Non-cash merger and acquisition related costs, including amortization of
            goodwill and other purchased intangibles .................................             25,218                  --
         Loss on sale of marketable securities .......................................              4,190                  --
         Non-cash interest expense ...................................................              7,468                  --
         Changes in operating assets and liabilities:
            Inventories ..............................................................            (15,735)               (2,703)
            Prepaid expenses and other ...............................................            (14,423)               (1,122)
            Other non-current assets .................................................             (1,161)                 (127)
            Accounts payable .........................................................             19,745                 1,582
            Accrued advertising ......................................................              3,116                 1,895
            Other liabilities and accrued expenses ...................................             10,717                 1,547
                                                                                             ------------          ------------
               Net cash used in operating activities .................................            (17,194)               (7,271)

INVESTING ACTIVITIES:
     Sales and maturities of marketable securities ...................................          1,217,942                 4,500
     Purchases of marketable securities ..............................................         (2,342,230)               (7,499)
     Purchases of fixed assets .......................................................            (19,062)               (2,163)
                                                                                             ------------          ------------
               Net cash used in investing activities .................................         (1,143,350)               (5,162)

FINANCING ACTIVITIES:

     Proceeds from issuance of capital stock and exercise of stock options ...........              6,540                 1,415
     Proceeds from long-term debt ....................................................          1,250,000                  --
     Repayment of long-term debt .....................................................            (81,249)                 --
     Financing costs .................................................................            (34,900)                 --
                                                                                             ------------          ------------
               Net cash provided by financing activities .............................          1,140,391                 1,415
Effect of exchange rate changes ......................................................               (160)                 --
                                                                                             ------------          ------------
Net decrease in cash .................................................................            (20,313)              (11,018)

Cash at beginning of period ..........................................................             25,561               110,119
                                                                                             ------------          ------------

Cash at end of period ................................................................       $      5,248          $     99,101
                                                                                             ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital lease ............................................       $     14,594          $       --
Fixed assets acquired under financing agreement ......................................              4,421                  --

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES


Unaudited Interim Financial Information

The financial statements as of March 31, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Comprehensive Loss

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss was $67.9 million for the three-month period ended March 31, 1999, which consisted of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments; and $10.4 million for the three-month period ended March 31, 1998, which consisted of net loss.

NOTE 2 - LONG-TERM DEBT

Convertible Subordinated Notes

On February 3, 1999, Amazon.com completed the offering of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes ("Convertible Notes") due 2009. Interest is payable in arrears in cash semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. Holders of the Convertible Notes may convert any portion of a note, in multiples of $1,000, into common stock of Amazon.com at an initial conversion price of $156.055 per share. The Convertible Notes are unsecured general obligations of the Company and are subordinated to the prior payment in full of all of Amazon.com's senior debt and are also effectively subordinated to all indebtedness and other liabilities.

Senior Discount Notes

During the quarter, the Company repurchased $126.0 million (face amount) of its 10% Senior Discount Notes (the "Senior Discount Notes"), representing accreted value of $83.9 million. The Senior Discount Notes, which are due in May 2008, were issued in May 1998. As of March 31, 1999, the remaining face amount outstanding was $404 million.

NOTE 3 - DEFERRED CHARGES

Deferred charges associated with the issuance of the Senior Discount Notes (see Note 2) are amortized into interest expense over the life of the Senior Discount Notes.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In October 1998, Wal-Mart Stores, Inc. ("Wal-Mart") filed a lawsuit in Bentonville, Arkansas against the Company and other defendants alleging actual and threatened misappropriation of trade secrets and ancillary common-law claims. In January 1999, Wal-Mart filed an identical action in Seattle, Washington, and the Arkansas action was dismissed. The parties settled the pending action without payment by either party on April 2, 1999.

On April 7, 1999, Amazon Bookstore, Inc. ("AB") filed a lawsuit in Minneapolis, Minnesota against the Company alleging trademark infringement and unfair competition under state and federal law. AB does not have a federal registration and is attempting to obtain cancellation of the Company's registration of the marks Amazon.com, Amazon.com Books and Amazon Books, injunctive relief precluding the Company's use of these marks, damages, the Company's profits, treble damages, costs and attorneys' fees. The Company is assessing the claim.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

NOTE 5  - STOCKHOLDERS' EQUITY

On June 1, 1998, the Company effected a two-for-one stock split to stockholders of record on May 20, 1998, and on January 4, 1999, effected a three-for-one stock split to stockholders of record on December 18, 1998. Both stock splits were effected in the form of a stock dividend. The accompanying consolidated financial statements have been restated to reflect the splits.

The Convertible Notes may be converted into, in the aggregate, 8,009,996 shares of Amazon.com common stock.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following represents the calculations for net loss per share:

                                                        QUARTER ENDED MARCH 31,
                                                 --------------------------------------
                                                     1999                      1998
                                                 ------------              ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss - as reported ................          $    (61,667)             $    (10,369)
                                                 ============              ============

Weighted average shares outstanding ...               160,360                   145,889
Weighted average common shares issued
    subject to repurchase agreements ..                (3,463)                   (4,571)
                                                 ------------              ------------
Shares used in computation of basic and
    diluted loss per share ............               156,897                   141,318
                                                 ============              ============
Basic and diluted loss per share ......          $      (0.39)             $      (0.07)
                                                 ============              ============

All of the Company's stock options are excluded from diluted loss per share since their effect is antidilutive.

NOTE 7 - SUBSEQUENT EVENTS

On April 12, 1999, the Company announced that it agreed to acquire LiveBid.com, Inc., which provides the technology and ability to conduct live, event-based auctions on the Internet.

On April 26, 1999, the Company announced that it agreed to acquire three Internet companies: e-Niche Incorporated ("Exchange.com"), Accept.com and Alexa Internet. Exchange.com operates Bibliofind and MusicFile, on-line marketplaces for rare books and music and music memorabilia. Accept.com develops technology aimed at simplifying person-to-person and business-to-consumer e-commerce transactions. Alexa Internet offers a Web navigation service which enhances the usability of Internet browsers. Consideration for these acquisitions totaled approximately $645 million and was comprised mostly of common stock.

All four acquisitions will be accounted for under the purchase accounting method. All acquisitions are expected to close in the second quarter, subject to customary closing conditions, including clearance under the Hart-Scott Rodino Antitrust Improvements Act and approval by shareholders of the acquired companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

Amazon.com, Inc. ("Amazon.com" or the "Company") is the Internet's number one book, music and video retailer. Amazon.com, one of the most widely known, used and cited commerce sites on the Web, offers more than 4.7 million book, music CD, video, DVD, computer game and other titles, and a free electronic greeting card service. The Company also provides a community of on-line shoppers an easy and safe way to purchase and sell a large selection of products through

Amazon.com Auctions. Amazon.com is a proven technology leader; it has developed electronic commerce innovations such as 1-Click ordering, personalized shopping services and easy-to-use search and browse features.

The Company is expanding and enhancing the customer shopping experience by actively investing in emerging internet technologies and markets through internal development, acquisitions and investments.

RECENT EVENTS

During the quarter, the Company launched Amazon.com Auctions. New product offerings and other lines of business generally result in incremental increases in headcount and related costs, as well as technology and related infrastructure costs.

A new distribution center was leased and opened in Nevada during the quarter. Subsequent to March 31, 1999, the Company leased distribution centers and is entering into leases for additional facilities. Expansion of the Company's distribution center network has and will require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements.

The Company has been active in investing in or acquiring companies that have strategic and complementary technologies and product offerings. Subsequent to March, 31, 1999, the Company announced the planned acquisitions of e-Niche Incorporated ("Exchange.com"), Accept.com, and Alexa Internet. These and any additional acquisitions and investments will result in increased on-going headcount and operating costs.

RESULTS OF OPERATIONS

Net Sales
                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                              1999          1998            % Change
                                                                         ------------      -------          --------
                                                                               (in thousands)
Net sales..........................................................         $293,643       $87,361             236%

Net sales include the selling price of books, music, video and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base, repeat purchases from the Company's existing customers, and the introduction of music and video product offerings during the second half of 1998. The Company's approximately 2.3 million cumulative customer accounts, as of March 31, 1998, grew 265% to 8.4 million accounts as of March 31, 1999. Repeat customers represented 66% of the orders placed during the quarter ended March 31, 1999. The Company launched Amazon.co.uk in the United Kingdom, and amazon.de in Germany in the fourth quarter of 1998.

International sales, including export sales from the United States, represented 22% and 21% of net sales for the quarters ended March 31, 1999 and 1998, respectively.

The Company launched Amazon.com Auctions late in the quarter ended March 31, 1999. Revenue related to auction services was minimal.


Gross Profit
                                                                          Quarter Ended March 31,
                                                                         ------------------------
                                                                              1999         1998           % Change
                                                                         ----------      --------         --------
                                                                              (in thousands)

Gross profit........................................................        $64,791      $19,298             236%

Gross margin........................................................           22.1%        22.1%

Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in absolute dollars, reflecting the Company's increased sales volume. Improved book margins were offset by the addition of lower margin music and video titles, leaving gross margin unchanged from the quarter ended March 31, 1998.

The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, the Company offers 20% and 30% discounts on hundreds of thousands of titles, with featured titles discounted at 40% or more and certain "special value" editions discounted up to 89%. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities.

Marketing and Sales
                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                            1999           1998            % Change
                                                                         ----------     ----------         --------
                                                                               (in thousands)

Marketing and sales.................................................        $60,744        $19,914              205%

Percentage of net sales.............................................           20.7%          22.8%

Marketing and sales expenses consist primarily of fulfillment costs and advertising, public relations and promotional expenditures, and include payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution and customer service centers, are included in marketing and sales. Marketing and sales expenses increased, in absolute dollars, primarily due to increases in the Company's advertising and promotional expenditures, increased payroll and related costs associated with fulfilling customer demand, increased facilities costs associated with increased distribution capacity and increased credit card merchant fees resulting from higher sales. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue to pursue its branding and marketing campaign and to expand its distribution network through the addition of highly automated regional and international distribution centers in anticipation of sales growth. Increases in sales will drive increases in fulfillment costs. As a result, the Company expects marketing and sales expenses to increase significantly in absolute dollars.


Product Development
                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                            1999             1998         % Change
                                                                         ----------     ----------        --------
                                                                                (in thousands)

Product development.................................................        $23,477        $ 7,320             221%

Percentage of net sales.............................................            8.0%           8.4%

Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure, and costs of acquired content. The absolute dollar increase in product development expenses was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. To date, all product development costs have been expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web stores and infrastructure, the Company intends to increase investments in product, service and international expansion. As a result, the Company expects product development expenses to increase significantly in absolute dollars.

General and Administrative
                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                            1999          1998              % Change
                                                                         ----------     ----------          --------
                                                                              (in thousands)

General and administrative.........................................         $11,165         $2,049               445%

Percentage of net sales............................................             3.8%           2.3%


General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily due to increased staffing and associated costs, legal and professional fees, facilities and other related costs. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business, including investments associated with product, service and international expansion.


Merger and Acquisition Related Costs, Including Amortization
of Goodwill and Other Purchased Intangibles                               Quarter Ended March 31,
                                                                         -------------------------
                                                                            1999           1998             % Change
                                                                         ----------     ----------          --------
                                                                               (in thousands)

Merger and acquisition related costs, including amortization of
goodwill and other purchased intangibles........................            $25,309             --                --

Percentage of net sales.........................................                8.6%            --                --


Merger and acquisition related costs consist of amortization of goodwill and other purchased intangibles, equity in loss of investees, and certain non-recurring merger and acquisition related costs. The increase in these costs is largely the result of acquisition and investment related activity occurring in the latter half of 1998. It is likely that the Company will continue to expand its business through acquisitions and investments. Subsequent to March 31, 1999, the Company announced plans to acquire Exchange.com, Accept.com and Alexa Internet. If these transactions close as planned, merger and acquisition related costs will increase as a result of related goodwill amortization. Any additional acquisitions or impairment of goodwill and other purchased intangibles, as well as equity in losses of equity investees, could result in additional merger and acquisition related costs.

Interest Income and Expense
                                                                          Quarter Ended March 31,
                                                                         -------------------------
                                                                            1999           1998            % Change
                                                                         ----------     ----------         --------
                                                                                (in thousands)

Interest income.................................................            $10,925        $ 1,645              564%

Interest expense................................................            (16,688)        (2,029)             722%


Interest income on cash and marketable securities increased due to higher balances resulting from the Company's financing activities, principally the February 1999 issuance of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes ("Convertible Notes"). Interest expense for the quarter ended March 31, 1999 consists primarily of interest on the Convertible Notes and Senior Discount Notes, the amortization of deferred charges related to the Senior Discount Notes and interest on asset acquisitions financed through loans and capital leases. Interest income and expense are expected to increase because subsequent quarters will include a full three months of interest expense for the Convertible Notes and interest income on related proceeds.

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

PRO FORMA RESULTS OF OPERATIONS

Pro forma information regarding the Company's results, excluding merger and acquisition related costs (discussed above) are presented for informational purposes and are not in accordance with generally accepted accounting principles.


                                                                                                        Quarter Ended March 31,
                                                                                                    -----------------------------
                                                                                                       1999               1998
                                                                                                    -----------------------------
                                                                                                         (in thousands, except
                                                                                                            per share data)
Pro forma loss from operations, excluding merger and acquisition related costs                      $ (30,595)          $  (9,985)
                                                                                                    =============================

Pro forma net loss, excluding merger and acquisition related costs                                  $ (36,358)          $ (10,369)
                                                                                                    =============================

Pro forma basic and diluted loss per share, excluding merger and acquisition related costs          $   (0.23)              (0.07)
                                                                                                    =============================

Shares used in computation of basic and diluted loss per share                                        156,897             141,318
                                                                                                    =============================


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company's principal sources of liquidity consisted of $5.2 million of cash and $1.4 billion of marketable securities compared to $25.6 million of cash and $347.9 million of marketable securities at December 31, 1998.

Net cash used in operating activities was $17.2 million and $7.3 million for the quarters ended March 31, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in inventories and prepaid expenses and other, partially offset by non-cash charges for depreciation and amortization and merger and acquisition related costs, as well as increases in accounts payable, accrued advertising and other liabilities and accrued expenses.

Net cash used in investing activities was $1.1 billion and $5.2 million for the quarters ended March 31, 1999 and March 31, 1998, respectively, and consisted of purchases of marketable securities and fixed assets, partially offset by sales and maturities of marketable securities. Cash available for investment purposes increased substantially in 1999 as a result of the issuance of the Convertible Notes.

Net cash provided by financing activities of $1.1 billion for the quarter ended March 31, 1999 resulted from net proceeds from issuance of the Convertible Notes offset by the repurchase of $126 million, face amount, of the Senior Discount Notes. Net cash provided by financing activities of $1.4 million for the quarter ended March 31, 1998 resulted from net proceeds from the exercise of stock options and the issuance of capital stock.

As of March 31, 1999, the Company's principal commitments consisted of obligations outstanding under its Convertible Notes and Senior Discount Notes, obligations in connection with the acquisition of fixed assets and leases and commitments for advertising and promotional arrangements. The Company anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel, including growth associated with product and service offerings, geographic expansion and integration of business combinations.

During the first quarter, the Company leased and opened a distribution center in Nevada. In the second quarter, the Company entered into leases for distribution centers in Kansas and Germany and is entering into leases for additional facilities. The Company intends to continue to establish additional distribution centers within the next 12 months. Expansion of the Company's distribution center network has and will require it to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. In addition, the Company may continue to increase its merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

On February 3, 1999, Amazon.com completed the offering of $1.25 billion Convertible Notes. Interest on the Convertible Notes is payable semi-annually.

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


YEAR 2000 IMPLICATIONS

Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and can not distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. The Company is in the process of assessing and remediating the Year 2000 issue and expects its assessment to be completed in the second quarter of 1999 and remediation efforts to be completed no later than the third quarter. The Company has not incurred material costs to date in the process, and does not believe that the cost of additional actions will have a material effect on its operating results or financial condition. However, the Company has established a budget totaling approximately $1 million for the acquisition of contract software services that will assist in the Year 2000 assessment and remediation activities. Amazon.com's current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems, such as security systems, building equipment and systems with embedded micro-controllers that may not be Year 2000 compliant.

The Company has developed a plan to modify its information technology to recognize the Year 2000 and has begun converting critical data-processing systems. The Company is in the process of assessing whether its non-information technology systems are adequately addressing the Year 2000 issue. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

Amazon.com is assessing whether third parties in its supply and distribution chain are adequately addressing Year 2000 compliance issues. The Company has initiated formal communications with significant suppliers and service providers to determine the extent to which its systems may be vulnerable if they fail to address and correct their own Year 2000 issues. The Company cannot guarantee that the systems of suppliers or other companies on which it relies will be Year 2000 compliant. Failure by suppliers or other companies to convert their systems could disrupt the Company's systems. Additionally, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's online stores may not be Year 2000 compliant. Computers used by customers to access the Company's online stores may not be Year 2000 compliant, delaying customers' product purchases. The Company is in the process of developing a contingency plan that will address situations that may result should Year 2000 compliance for critical operations not be fully achieved in 1999. The Company cannot guarantee that its systems will be Year 2000 compliant or that the Year 2000 problem will not adversely affect its business, which includes limiting or precluding customer purchases.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 the following additional factors may affect the Company's future results:

We Have a Limited Operating History

We incorporated in July 1994 and began offering products for sale on our Web site in July 1995. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage online commerce companies. As an early-stage online commerce company, we have an evolving and unpredictable business model, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

We have an Accumulated Deficit and Anticipate Further Losses

We have incurred significant losses since we began doing business. As of March 31, 1999, we had an accumulated deficit of $223.7 million. To succeed we must invest heavily in marketing and promotion and in developing our product, technology and operating infrastructure. In addition, the expenses associated with our recent acquisitions, and interest expense related to our outstanding notes, will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low product gross margins, so we need to generate and sustain substantially higher revenues in order to become profitable. Although our revenues have grown, we cannot sustain our current rate of growth. Our percentage growth rate will decrease in the future. For these reasons we believe that we will continue to incur substantial operating losses for the foreseeable future, and these losses may be significantly higher than our current losses.

Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; Seasonality; Consumer Trends

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

The popularity of our auction services and certain items offered through our auction services may vary over time due to perceived scarcity, subjective value, "fads" and consumer trends in general. If the popularity of our auction services or the items that are listed for sale declines, our revenues from our auction services will fall.

Both seasonal fluctuations in Internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book and music industries usually increase significantly in the fourth calendar quarter of each year.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

Intense Competition

The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music and video industries are intensely competitive. Our current or potential competitors include:

      - online booksellers and vendors of other products such as CDs, videotape and DVDs,

      - a number of indirect competitors, including Web portals and Web search engines, such as Yahoo! Inc. and America Online, Inc., that are involved in online commerce, either directly or in collaboration with other retailers,

      - online auction services, including eBay, Inc. and Yahoo! Auctions run by Yahoo!,

      - publishers, distributors and retail vendors of books, music, video and other products, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and media corporations, many of which possess significant brand awareness, sales volume and customer bases, and

      - traditional retailers who currently sell, or who may sell, products or services through the Internet.

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

As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. For example, in late 1998, (1) Bertelsmann AG announced that it purchased a 50% interest in Barnes & Noble's online venture, barnesandnoble.com inc., and intends to launch online stores in several countries, (2) Barnes & Noble announced its pending acquisition of Ingram Book Group, currently our largest single supplier, and (3) online music retailers CDnow, Inc. and N2K Inc. announced a merger. We may not be able to compete successfully against these and future competitors.

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

Risks of System Interruption

Customer access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our Web sites and increased sales volume. Without these upgrades, we face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain.

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

We May Have Difficulty Managing Our Growth

We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. We will expand our product and service offerings and our international operations and will pursue other market opportunities. We need to expand significantly our distribution center network and improve our transaction-processing, operational and financial systems, procedures and controls. This expansion will continue to place a significant strain on our management, operational facilities and financial resources. Because it is difficult to predict sales increases and lead times for developing distribution centers are long, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

Risk of Entering New Business Areas

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

Risk of International Expansion

We plan to expand our presence in foreign markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, our business prospects, financial condition and operating results will suffer.

As the international online commerce market continues to grow, competition in this market will likely intensify. In addition, governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally.


Risk of Business Combinations and Strategic Alliances

We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

      - difficulty assimilating the operations, technology and personnel of the combined companies;

      -     disruption of our ongoing business;

      -     problems retaining key technical and managerial personnel;

      - expenses associated with amortization of goodwill and other purchased intangible assets;

      -     additional operating losses and expenses of acquired businesses; and

      - impairment of relationships with existing employees, customers and business partners.

We may not succeed in addressing these risks. In addition, the businesses we acquire may incur operating losses.

Rapid Technological Change

Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Web sites and proprietary technology obsolete. To succeed we must enhance our Web site responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to adapt quickly enough to changing customer requirements and industry standards.

We Depend on Key Personnel

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

We Rely on a Small Number of Suppliers

We purchase a majority of our products from three major vendors, Ingram, Baker & Taylor, Inc. and Valley Media, Inc. In late 1998, Barnes & Noble, one of our largest competitors, announced an agreement to purchase Ingram. Ingram is our single largest supplier and supplied approximately 40% of our inventory purchases in 1998 and approximately 60% of our inventory purchases in 1997. Although we increased our direct purchasing from manufacturers during 1998, we continue to purchase a majority of our products from these three suppliers. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We are Highly Leveraged

We have significant indebtedness. As of March 31, 1999, we were indebted under the Senior Discount Notes, the Convertible Notes, the capitalized lease obligations and other asset financing totaling approximately $1.5 billion.
We may incur substantial additional debt in the future. Our indebtedness could:

      - make it difficult to make principal and interest payments on the Convertible Notes and the Senior Discount Notes,

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

Risks Associated with Domain Names

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

Governmental Regulation and Legal Uncertainties

At this time, we face general business regulations and laws or regulations regarding taxation and access to online commerce. For example, expanding our distribution center network or other aspects of our business may result in additional sales and other tax obligations. Regulatory authorities may adopt specific laws and regulations governing the Internet or online commerce. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. In addition, many states currently regulate "auctions" and "auctioneers" in conducting auctions and may regulate online auction services. These laws or regulations may impede the growth of the Internet or other online services. This could, in turn, diminish the demand for our products and services and increase our cost of doing business. Moreover, it is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

Risks Related to Auction Services

We may be unable to prevent users of our auction services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful activities by our online auction users. Any costs we incur as a result of liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

In running our auction services, we rely on sellers of goods to make accurate representations and provide reliable delivery and on buyers to pay the agreed purchase price. We do not take responsibility for delivery of payment or goods to any users of our services. While we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our limited guarantee program.

Risk of Uncertain Protection of Intellectual Property

Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by us and our licensees of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources. Most recently, Amazon Bookstore, Inc. filed suit against us alleging trademark infringement and unfair competition under state and federal law. Amazon Bookstore is seeking injunctive relief against our use of the marks Amazon.com, Amazon.com Books and Amazon Books, the cancellation of our federal trademark registrations, damages, profits, treble damages, costs and attorneys' fees. We have only recently been served with the complaint and are assessing the claim.

Risks of Year 2000 Noncompliance

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

Our Stock Price is Highly Volatile

The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended May 14, 1999 (as adjusted for the 2-for-1 split of our common stock on June 1, 1998 and 3-for-1 split of our common stock on January 4, 1999), the reported closing price of our common stock on the Nasdaq National Market was as high as $210.125 and as low as $13.646 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      -     quarterly variations in operating results;

      -     announcements of innovations;

      - new products, services and strategic developments by us or our competitors, or business combinations and investments by us or our competitors;

      -     changes in our operating expense levels or losses;

      - changes in financial estimates and recommendations by securities analysts;

      -     performance by other online commerce companies; and

      - news reports relating to trends in the Internet, book, music, video or other product or service industries.

Any of these events may cause our stock price to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced significant volatility that often has been unrelated to such companies' operating performance. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any derivative financial instruments as of March 31, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of March 31, 1999. The Company's Senior Discount Notes, Convertible Notes and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The table below provides information about the Company's marketable securities, including principal cash flows for 1999 through 2003 and thereafter and the related weighted average interest rates.

Principal (notional) amounts by expected maturity in U.S. dollars (thousands):


                                                                                                                         ESTIMATED
                                                                                                                         FAIR VALUE
                                                                                                                        AT MARCH 31,
                                   1999        2000         2001       2002         2003     THEREAFTER*     TOTAL          1999
                                ----------  ----------   ---------  ----------  -----------  ----------   -----------   ------------
Commercial paper and
   short obligations..........      94,549          --          --          --           --          --        94,549       109,781
   Weighted average
          interest rate.......        4.88%

Corporate notes and bonds.....        3,500     97,208      134,455         --           --          --       235,163       235,167
   Weighted average
          interest rate.......        5.92%       5.89%        5.38%

Asset-backed and
   agency securities..........      194,409      93,792     127,760      51,946      52,545      117,060      637,512       494,995
   Weighted average
          interest rate.......        8.85%       6.54%        6.22%       6.02%       5.97%       6.07%

Treasury notes and bonds......     146,106      91,696       97,525      29,129     124,500          --       488,956       590,821
   Weighted average
          interest rate.......        5.00%       5.99%        5.05%       6.67%       5.12%

Equity Securities.............          --          --           --          --          --       8,080         8,080         6,953
                               ----------- -----------  -----------  ---------- ----------- ----------- ------------- -------------
Total Portfolio...............     438,564     282,696      359,740      81,075     177,045     125,140     1,464,260     1,437,717
                               =========== ===========  ===========  ========== =========== =========== ============= =============

* includes equity securities which do not have expected maturities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 - Commitments and Contingencies in Part I, Item 1. Financial
Statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Convertible Subordinated Notes

On February 3, 1999, Amazon.com completed the offering of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes ("Convertible Notes" or "notes") due 2009. Interest on the notes is payable in arrears in cash semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

Holders of the Convertible Notes may convert any portion of a note, in multiples of $1,000, into common stock of Amazon.com at an initial conversion price of $156.055 per share. In lieu of fractional shares, Amazon.com will pay a cash adjustment based on the closing price of the common stock on the last business day prior to the conversion. The initial conversion price of $156.055 shall be adjusted by Amazon.com if various events occur, including: (i) the issuance of common stock as a dividend or distribution on the common stock; (ii) subdivisions and combinations of the common stock; (iii) issuance to all holders of common stock of rights or warrants to purchase common stock; (iv) distribution to all holders of common stock of capital stock (other than our common stock), debt instruments or assets; (v) distributions of cash, other than certain quarterly cash dividends on the common stock; (vi) payment on a tender offer or exchange offer by Amazon.com or one of Amazon.com's subsidiaries for all or any portion of the common stock if the payment exceeds the current market price of the common stock on the trading day prior to the last date for tenders or exchanges; and (vii) payment on certain tender offers or exchange offers by a third party if, as of the closing date of the offer, Amazon.com's Board of Directors does not recommend rejection of the offer.

Amazon.com may redeem the notes, in whole or in part, at any time prior to February 6, 2002, at a price equal to $1,000 per note plus accrued and unpaid interest if: (i) the closing price of Amazon.com's common stock has exceeded 150% of the conversion price in effect for at least 20 trading days in any consecutive 30-trading day period, ending on the trading day prior to the mailing of the notice of redemption; and (ii) the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for the 30 days following the redemption date. If Amazon.com redeems any of the notes prior to February 6, 2002, Amazon.com is required to make an additional cash payment with respect to the notes called for redemption in an amount equal to $212.60 per $1,000 note, less the amount of any interest paid.

After February 6, 2002, Amazon.com may redeem the notes on at least 30 days' notice at the redemption prices set forth in the indenture for the Convertible Notes (the "Indenture"). If Amazon.com redeems less than all of the outstanding notes, the trustee will select the notes to be redeemed in multiples of $1,000 by lot, pro rata or any other method the trustee considers fair and appropriate.

Upon the occurrence of a "fundamental change" (as defined in the Indenture) prior to the maturity of the notes, each holder thereof shall have the right to require Amazon.com to redeem all or any part of such holder's Convertible Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest to, but excluding, the date of redemption.

Amazon.com has, for the benefit of the holders of the Convertible Notes, filed with the SEC a shelf registration statement covering resales of the notes and the common stock issuable upon conversion thereof (the "Registrable Securities"). Pursuant to a registration rights agreement, Amazon.com will use commercially reasonable efforts to cause the shelf registration statement to become effective as promptly as is practicable, but in any event within 180 days of such first date of original issuance, and to keep the shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all the Registrable Securities and (ii) the expiration of the holding period applicable to such securities held by non-affiliates of Amazon.com under Rule 144(k) of the Securities Act of 1933, as amended, or any successor provision, subject to certain permitted exceptions.

The Convertible Notes are unsecured general obligations of Amazon.com.
The notes are subordinated to the prior payment in full of all of Amazon.com's senior debt and are also effectively subordinated to all indebtedness and other liabilities, including trade payables and lease obligations, of any of Amazon.com's subsidiaries. As of March 31, 1999, Amazon.com had approximately $291 million of outstanding senior indebtedness. The Indenture does not prevent Amazon.com from incurring additional senior or subordinated debt.

The Indenture does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness, including senior indebtedness, or the issuance or repurchase of other outstanding securities of Amazon.com.

Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, who acted as placement agents for the Convertible Notes, received an aggregate fee of $35 million. The notes were issued pursuant to safe-harbor exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), solely to qualified institutional buyers and institutional "accredited investors" pursuant to Rule 144A and Regulation D of the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


EXHIBIT INDEX

EXHIBIT NUMBER    TITLE
--------------    -----
4.1*              Indenture, dated as of February 3, 1999, between the
                  registrant and The Bank of New York, as Trustee, including the form of 4 3/4% Convertible Subordinated Note due 2009
                  attached as Exhibit A thereto.
4.2*              Registration Rights Agreement, dated as of February 3, 1999, by and among the registrant and the Initial Purchasers
10.1**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.2**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.3**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.4**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.5**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.6**            Lease Agreement, dated April 12, 1999, by and between
                  Amazon.com.ksdc, Inc. and TGFWII, L.L.C.
27.1              Financial Data Schedule

----------
* Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on February 4, 1999.
** Contains omitted, confidential material, which material has been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2, promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

(b)   Reports on Form 8-K


      On January 5, 1999, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the fourth quarter of 1998.

      On January 27, 1999, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the fourth quarter of 1998, and the 1998 fiscal year.

      On January 28, 1999, the Company filed a Form 8-K under Item 5 announcing a $500 million offering of Subordinated Convertible Notes.

      On January 29, 1999, the Company filed a Form 8-K under Item 5 announcing that it priced its private offering of 4 3/4% Convertible Subordinated Notes, due 2009, and increased the size of the offering from $500 million to approximately $1.25 billion.

      On February 4, 1999, the Company filed a Form 8-K under Item 5 announcing that it completed the sale of its private offering of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes due 2009.

      On March 29, 1999, the Company filed a Form 8-K under Item 5 announcing its plans to launch a person-to-person auction service.

      On March 30, 1999, the Company filed a Form 8-K under Item 5 announcing that it launched its online auction site.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AMAZON.COM, INC.
                                                    (REGISTRANT)
DATED:   May 17, 1999




                                               By:     /s/ JOY D. COVEY
                                                   -----------------------------
                                                           Joy D. Covey
                                             Chief Financial Officer and
                                    Vice President of Finance and Administration

                                  EXHIBIT INDEX


EXHIBIT NUMBER    TITLE
--------------    -----
4.1*              Indenture, dated as of February 3, 1999, between the
                  registrant and The Bank of New York, as Trustee, including the form of 4 3/4% Convertible Subordinated Note due 2009
                  attached as Exhibit A thereto.
4.2*              Registration Rights Agreement, dated as of February 3, 1999, by and among the registrant and the Initial Purchasers
10.1**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.2**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.3**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.4**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.5**            Sales Agreement, dated March 11, 1999, by and between
                  Amazon.com, Inc. and The Buschman Company
10.6**            Lease Agreement, dated April 12, 1999, by and between
                  Amazon.com.ksdc, Inc. and TGFWII, L.L.C.
27.1              Financial Data Schedule

----------
* Incorporated by reference to the registrant's Current Report on Form 8-K filed with the SEC on February 4, 1999.
** Contains omitted, confidential material, which material has been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2, promulgated by the SEC under the Securities Exchange Act of 1934, as amended.