Form 10-Q
period 1999-06-30
AMAZON COM INC
filed 1999-08-16
CIK 1018724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999                COMMISSION FILE NO. 000-22513

                                AMAZON.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      91-1646860
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       1200 12TH AVENUE SOUTH, SUITE 1200, SEATTLE, WASHINGTON 98144-2734
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 266-1000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     168,602,175 shares of $0.01 par value common stock outstanding as of July 31, 1999 (after adjusting for the three-for-one stock split payable on January 4, 1999)

                                  Page 1 of 30
                            Exhibit Index on Page 30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMAZON.COM, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   25

PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................   27
  Item 2. Changes in Securities and Use of Proceeds.........   27
  Item 3. Defaults Upon Senior Securities...................   27
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   27
  Item 5. Other Information.................................   27
  Item 6. Exhibits and Reports on Form 8-K..................   27

Signatures..................................................   29
Exhibit Index...............................................   30

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash......................................................  $   42,539      $  25,561
  Marketable securities.....................................   1,101,698        347,884
  Inventories...............................................      59,387         29,501
  Prepaid expenses and other................................      53,334         21,308
                                                              ----------      ---------
          Total current assets..............................   1,256,958        424,254
Fixed assets, net...........................................     156,333         29,791
Other investments...........................................     106,020          7,740
Intangibles and other, net..................................     741,865        179,263
Deferred charges............................................      37,038          7,412
                                                              ----------      ---------
          Total assets......................................  $2,298,214      $ 648,460
                                                              ==========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  165,983      $ 113,273
  Accrued advertising.......................................      22,364         13,071
  Interest payable..........................................      23,960             10
  Other liabilities and accrued expenses....................      55,764         34,413
  Current portion of long-term debt and other...............       9,873            808
                                                              ----------      ---------
          Total current liabilities.........................     277,944        161,575
Long-term debt and other....................................   1,449,224        348,140
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 150,000
     Issued and outstanding shares -- none..................          --             --
  Common stock, $0.01 par value:
     Authorized shares -- 1,500,000
     Issued and outstanding shares  -- 168,153 and 159,267
      shares at June 30, 1999 and December 31, 1998,
      respectively..........................................       1,682          1,593
  Additional paid-in capital................................     979,424        300,130
  Note receivable from officer for common stock.............      (1,171)        (1,099)
  Stock-based compensation..................................     (37,743)        (1,625)
  Accumulated other comprehensive income (loss).............      (9,411)         1,806
  Accumulated deficit.......................................    (361,735)      (162,060)
                                                              ----------      ---------
          Total stockholders' equity........................     571,046        138,745
                                                              ----------      ---------
          Total liabilities and stockholders' equity........  $2,298,214      $ 648,460
                                                              ==========      =========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    QUARTER ENDED          SIX-MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Net sales.....................................  $ 314,377    $115,982    $ 608,019    $203,343
Cost of sales.................................    246,846      89,794      475,696     157,857
                                                ---------    --------    ---------    --------
Gross profit..................................     67,531      26,188      132,323      45,486
Operating expenses:
  Marketing and sales.........................     85,949      26,968      146,667      46,873
  Product development.........................     34,288       8,745       57,690      15,942
  General and administrative..................     14,546       3,273       25,790       5,268
  Merger, acquisition and investment related
     costs, including amortization of
     intangibles and equity in losses of
     affiliates...............................     50,553       5,410       75,773       5,411
  Stock-based compensation....................      4,669         192        4,782         377
                                                ---------    --------    ---------    --------
          Total operating expenses............    190,005      44,588      310,702      73,871
Loss from operations..........................   (122,474)    (18,400)    (178,379)    (28,385)

Interest income...............................     12,901       3,390       23,827       5,035
Interest expense..............................    (28,435)     (7,569)     (45,123)     (9,598)
                                                ---------    --------    ---------    --------
  Net interest expense........................    (15,534)     (4,179)     (21,296)     (4,563)
Net loss......................................  $(138,008)   $(22,579)   $(199,675)   $(32,948)
                                                =========    ========    =========    ========
Basic and diluted loss per share..............  $   (0.86)   $  (0.15)   $   (1.26)   $  (0.23)
                                                =========    ========    =========    ========
Shares used in computation of basic and
  diluted loss per share......................    161,170     146,277      159,053     143,802
                                                =========    ========    =========    ========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX-MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999          1998
                                                              -----------    --------
OPERATING ACTIVITIES:
  Net loss..................................................  $  (199,675)   $(32,948)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       13,325       3,492
     Amortization of deferred compensation related to stock
      options...............................................        4,782         377
     Non-cash merger, acquisition, and investment related
      costs, including amortization of intangibles and
      equity in losses of affiliates........................       75,773       5,411
     Loss on sale of marketable securities..................        7,440          --
     Non-cash interest expense..............................       20,526       7,085
                                                              -----------    --------
       Net cash used in operating activities before changes
        in operating assets and liabilities.................      (77,829)    (16,583)
  Changes in operating assets and liabilities:
     Inventories............................................      (29,886)     (8,047)
     Prepaid expenses and other.............................      (31,513)     (8,291)
     Accounts payable.......................................       51,539      13,571
     Accrued advertising....................................        8,854       6,517
     Interest payable.......................................       23,950        (177)
     Other liabilities and accrued expenses.................        8,077       5,919
                                                              -----------    --------
       Net cash provided by changes in operating assets and
        liabilities.........................................       31,021       9,492
          Net cash used in operating activities.............      (46,808)     (7,091)
INVESTING ACTIVITIES:
  Sales and maturities of marketable securities.............    2,849,132      55,136
  Purchases of marketable securities........................   (3,621,234)   (269,068)
  Purchases of fixed assets.................................     (111,097)     (8,956)
  Acquisitions, dispositions, and investments in
     businesses.............................................     (107,362)    (14,993)
                                                              -----------    --------
          Net cash used in investing activities.............     (990,561)   (237,881)
FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock and exercise of
     stock options..........................................       21,626       9,635
  Proceeds from long-term debt..............................    1,250,000     325,987
  Repayment of long-term debt...............................     (182,479)    (77,246)
  Financing costs...........................................      (34,937)     (7,783)
                                                              -----------    --------
          Net cash provided by financing activities.........    1,054,210     250,593
Effect of exchange rate changes.............................          137         (35)
                                                              -----------    --------
Net increase in cash........................................       16,978       5,586
Cash at beginning of period.................................       25,561       1,876
                                                              -----------    --------
Cash at end of period.......................................  $    42,539    $  7,462
                                                              ===========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases..................  $    22,637    $     --
Fixed assets acquired under financing agreements............        5,608          --
Stock issued in connection with business acquisitions.......      617,007      39,812

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

  Unaudited Interim Financial Information

     The interim consolidated financial statements as of June 30, 1999 have been prepared by Amazon.com, Inc. ("Amazon.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Comprehensive Loss

     Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $143.0 million and $22.6 million for the quarters ended June 30, 1999 and 1998, and $210.9 million and $32.9 million for the six-month periods ended June 30, 1999 and 1998, respectively.

NOTE 2 -- BUSINESS COMBINATIONS AND INVESTMENTS

     The Company completed three significant acquisitions during the second quarter of 1999: e-Niche Incorporated ("Exchange.com"), Accept.com Financial Services Corporation ("Accept.com"), and Alexa Internet ("Alexa"). Each acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued an aggregate of approximately 4.0 million shares of common stock to effect the transactions. The aggregate purchase price of the acquired companies, plus related charges, was approximately $579.7 million, and was comprised of common stock and cash. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward.

     In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other" on the accompanying consolidated balance sheets and are amortized over their average useful lives of 3 years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic

                                AMAZON.COM, INC.

                                  (UNAUDITED)

and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis.

     An immaterial portion of the purchase price of the Accept.com and Alexa transactions attributable to in-process research and development efforts has been expensed because, at the time of acquisition, technological feasibility had not been established and no alternative future uses existed. Purchased in-process research and development was identified and valued through discussions with the acquired companies' management and the analysis of data concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets, and associated risks.

     On May 14, 1999, the Company completed its acquisition of Exchange.com, which has developed Internet marketplaces and related online communities that bring together buyers and sellers of rare and hard-to-find items. In connection with the acquisition, the Company assumed all outstanding Exchange.com stock options and issued 946,972 shares of Amazon.com common stock to acquire all of the outstanding common shares of Exchange.com. Pursuant to the terms of the agreement, the purchase price may increase by up to $27.5 million based on the tenure of certain employees.

     On June 9, 1999, the Company completed its acquisition of Accept.com, which is an e-commerce company currently developing technology to simplify person-to-person and business-to-consumer transactions on the Internet. In connection with the acquisition, the Company assumed all outstanding Accept.com stock options and issued 877,657 shares of Amazon.com common stock to acquire all of the outstanding common shares of Accept.com.

     On June 10, 1999, the Company completed its acquisition of Alexa, which has developed a web navigation service that works with Internet browsers to provide useful information about the sites being viewed and suggests related sites. In connection with the acquisition, the Company assumed all outstanding Alexa stock options and issued 2,184,942 shares of Amazon.com common stock to acquire all of the outstanding common shares of Alexa.

     The Company made an additional immaterial acquisition and other investments during the quarter ended June 30, 1999 totaling $152.6 million. Equity investments are reflected in "Other investments" in the consolidated balance sheets and are accounted for under the equity method. The Company's share of affiliates' losses has been recognized in income from the closing date of the related transactions forward.

     In connection with certain acquisitions, the Company has conditioned a portion of the acquisition consideration on the continued tenure of key employees. Under generally accepted accounting principles, a portion of this amount is accounted for as compensation rather than as a component of purchase price. Consequently, a maximum of $47.8 million in additional consideration relating to the Company's second quarter acquisitions, may be recorded as stock-based compensation expense. Amounts will be "earned" based on tenure of certain employees and will be recognized as stock-based compensation expense over a period of 12-36 months.

The pro forma consolidated financial information for the six months ended June 30, 1999 and 1998, determined as if all acquisitions had occurred on January 1 of each year, would have resulted in net sales of $608.9 million and $203.6 million, net loss of $313.6 million and $155.7 million, and basic and diluted loss per share of $1.93 and $1.05, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had Amazon.com and the acquired companies been combined during the specified periods.

                                AMAZON.COM, INC.

                                  (UNAUDITED)

NOTE 3 -- MARKETABLE SECURITIES

     Marketable securities available for sale, at fair value, consist of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        1999           1998
                                                     ----------    ------------
                                                           (IN THOUSANDS)
Asset-backed and agency securities.................  $  428,011      $ 83,569
Commercial paper and short-term obligations........     230,168       114,180
Treasury notes and bonds...........................     222,099        89,013
Corporate notes and bonds..........................     214,655        51,351
Equity securities..................................       6,765         9,771
                                                     ----------      --------
          Total marketable securities..............  $1,101,698      $347,884
                                                     ==========      ========

     The Company's marketable securities consist primarily of high quality short- to intermediate-term fixed income securities and money market mutual funds. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less and reflects the related cash flows as investing cash flows in the Consolidated Statements of Cash Flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

     At June 30, 1999 and December 31, 1998 the cost of the Company's marketable securities approximated fair value.

NOTE 4 -- FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         1999          1998
                                                       --------    ------------
                                                            (IN THOUSANDS)
Computers and equipment..............................  $ 56,691      $33,061
Leasehold improvements...............................    23,544        5,535
Leased assets........................................    22,927          442
Purchased software...................................     4,468        2,787
Construction/installation in progress................    75,598        1,760
                                                       --------      -------
                                                        183,228       43,585
Less accumulated depreciation and amortization.......    26,895       13,794
                                                       --------      -------
  Fixed assets, net..................................  $156,333      $29,791
                                                       ========      =======

NOTE 5 -- INTANGIBLES AND OTHER

     Intangibles and other, arising primarily from business acquisitions, consists of $657.1 million in goodwill and $185.4 million in purchased intangibles and other assets, net of accumulated amortization of $100.6 million as of June 30, 1999. Total net intangibles and other assets were $179.3 million as of December 31, 1998 and were comprised primarily of goodwill.

NOTE 6 -- DEFERRED CHARGES

     Deferred charges relate to fees and charges resulting from the issuance of Company debt. The net increase in deferred charges relates to the February 1999 issuance of Convertible Notes, offset by amortization

                                AMAZON.COM, INC.

                                  (UNAUDITED)

charges and periodic repurchases of the Senior Discount Notes (see Note 7). Net deferred charges are amortized into interest expense over the life of the underlying debt.

NOTE 7 -- LONG-TERM DEBT

  Convertible Subordinated Notes

     On February 3, 1999, the Company completed an offering of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The Convertible Notes are convertible into the Company's common stock at the holders' option at an initial conversion price of $156.055 per share, subject to adjustment in certain events. Interest on the Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The Convertible Notes are unsecured and are subordinated to the prior payment in full of all of Amazon.com's senior debt and are also effectively subordinated to all indebtedness and other liabilities of the Company. Subject to certain conditions, the Convertible Notes may be redeemed at the option of the Company prior to February 6, 2002, in whole or in part, at the redemption price of $1,000 per note, plus accrued and unpaid interest, if the closing price for the Company's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the notice of redemption. Upon any redemption made prior to February 6, 2002, the Company will also make an additional cash payment with respect to the Convertible Notes called for redemption in an amount equal to $212.60 per $1,000 note redeemed, less the amount of any interest actually paid on such Convertible Note prior to the call for redemption. At any time on and after February 6, 2002, the Company may redeem the Notes, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture.

     Upon the occurrence of a "fundamental change" (as defined in the Convertible Notes indenture) prior to the maturity of the notes, each holder thereof shall have the right to require Amazon.com to redeem all or any part of such holder's Convertible Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest.

  Senior Discount Notes

     In May 1998, the Company completed the offering of approximately $530 million aggregate principal amount of 10% Senior Discount Notes due 2003 (the "Senior Discount Notes") for aggregate gross proceeds of approximately $326 million. The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest of a rate of 10% per annum payable in cash on each May 1 and November 1.

     During the six months ended June 30, 1999 the Company repurchased $266.0 million (face amount) of the Senior Discount Notes, representing accreted value of $178.4 million. As of June 30, 1999, the remaining face amount outstanding was $264.1 million.

NOTE 8 -- STOCKHOLDERS' EQUITY

     On June 1, 1998, the Company effected a two-for-one stock split to stockholders of record on May 20, 1998, and on January 4, 1999, effected a three-for-one stock split to stockholders of record on December 18, 1998. Both stock splits were effected in the form of a stock dividend. The accompanying consolidated financial statements have been restated to reflect the splits.

     The Convertible Notes (see Note 7) initially may be converted into an aggregate of 8,009,996 shares of Amazon.com common stock.

                                AMAZON.COM, INC.

                                  (UNAUDITED)

     On July 21, 1999, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock. Stockholders will receive one additional share for every share held on the record date of August 12, 1999. The split will take effect on September 1, 1999; accordingly, the stock split has not been reflected in the accompanying consolidated financial statements.

NOTE 9 -- EARNINGS (LOSS) PER SHARE

     The following represents the calculations for net loss per share:

                                                     QUARTER ENDED          SIX-MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported.........................  $138,008    $ 22,579    $199,675    $ 32,948
                                                  ========    ========    ========    ========
Weighted average shares outstanding.............   163,981     150,248     162,676     148,072
Less weighted average common shares issued
  subject to repurchase agreements..............    (2,811)     (3,971)     (3,623)     (4,270)
                                                  --------    --------    --------    --------
Shares used in computation of basic and diluted
  loss per share................................   161,170     146,277     159,053     143,802
                                                  ========    ========    ========    ========
Basic and diluted loss per share................  $  (0.86)   $  (0.15)   $  (1.26)   $  (0.23)
                                                  ========    ========    ========    ========

     All of the Company's stock options are excluded from diluted loss per share since their effect is antidilutive.

NOTE 10 -- STOCK-BASED COMPENSATION

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Stock-based compensation also includes stock-based charges such option related deferred compensation recorded at the Company's initial public offering.

     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Consolidated Statements of Operations:

                                                     QUARTER ENDED     SIX-MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     --------------    ----------------
                                                      1999     1998     1999      1998
                                                     ------    ----    -------    -----
Marketing and sales................................  $   81    $ 62    $  178     $ 71
Product development................................   4,386      88     4,462      210
General and administrative.........................     202      42       142       96
                                                     ------    ----    ------     ----
                                                     $4,669    $192    $4,782     $377
                                                     ======    ====    ======     ====

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

                                AMAZON.COM, INC.

                                  (UNAUDITED)

     On April 7, 1999, Amazon Bookstore Cooperative, Inc. ("ABC") filed a lawsuit in Minneapolis, Minnesota against the Company alleging trademark infringement and unfair competition under state and federal law. ABC does not have a federal or state registration for any mark and is attempting to obtain cancellation of the Company's registration of the marks Amazon.com, Amazon.com Books and Amazon Books, injunctive relief precluding the Company's use of these marks, damages, the Company's profits, treble damages, costs and attorneys' fees. ABC filed for preliminary injunctive relief and, on August 2, 1999, the court denied such relief. The Company is vigorously defending against the lawsuit.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Amazon.com, Inc. ("Amazon.com" or "the Company") is the Internet's number one book, music and video retailer. Amazon.com, one of the most widely known, used and cited commerce sites on the Web, offers more than 4.7 million book, music CD, video, DVD, computer game and other titles, toys and electronics and a free electronic greeting card service. Amazon.com also provides a community of online shoppers an easy and safe way to purchase and sell a large selection of products through Amazon.com Auctions. Amazon.com is a proven technology leader; the Company developed electronic commerce innovations such as 1-Click ordering, personalized shopping services and easy-to-use search and browse features.

     Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in the state of Delaware. The Company's principal corporate offices are located at 1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734. Our mailing address and telephone number are P.O. Box 81226, Seattle, Washington, 98108-1226, (206) 266-1000.

     Amazon.com, Amazon.com Auctions, Amazon.co.uk, Amazon.de, Internet Movie Database, PlanetAll, Earth's Biggest Selection, Bid-Click and 1-Click are either registered trademarks or trademarks of Amazon.com or its affiliates. All other names mentioned in this document may be trademarks of their respective owners.

RECENT EVENTS

     In March 1999, the Company launched Amazon.com Auctions, an on-line auctions service that is designed to help people find, discover, buy -- and now sell -- a large selection of products online. In April 1999, the Company launched Amazon.com Cards, a free electronic greeting card service, and in July 1999, the Company launched two new stores: Amazon.com Electronics and Amazon.com Toys & Games. New product offerings and other lines of business generally result in incremental increases in headcount and related costs, as well as technology and related infrastructure costs. Such costs are incurred in preparation for new product launches, as well as in connection with ongoing store operations.

     On May 19, 1999, the Company filed a universal shelf registration statement on Form S-3 with the SEC which will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $2 billion. The registration statement was declared effective by the SEC on June 11, 1999.

     The Company announced several strategic acquisitions and investments in the six-month period ended June 30, 1999, including Exchange.com, Alexa and Accept.com.

     In late June 1999 Amazon.com named Joseph Galli as its president and chief operating officer. Mr. Galli reports to Amazon.com's founder and CEO, Jeff Bezos, and has been elected to the Company's Board of Directors.

     During the six months ended June 30, 1999 the Company opened a new distribution center in Nevada and announced additional new distribution centers to be located in Kansas, Georgia, Kentucky, Germany and the UK. Expansion of the Company's network of highly automated distribution centers has and will continue to require the Company to enter into lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. Distribution center expenditures will continue to increase as the Company brings the new facilities into service.

RESULTS OF OPERATIONS

  Net Sales

                          QUARTER ENDED                       SIX-MONTHS ENDED
                             JUNE 30,                             JUNE 30,
                       --------------------                ----------------------
                         1999        1998      % CHANGE      1999          1998      % CHANGE
                       --------    --------    --------    --------      --------    --------
                          (IN THOUSANDS)                       (IN THOUSANDS)
Net sales............  $314,377    $115,982      171%      $608,019      $203,343      199%

     Net sales include the selling price of books, music, video and other products sold by the Company, net of returns, as well as outbound shipping and handling charges. Net sales also include auctions revenue, which is comprised of placement fees and sales commissions on closed auctions. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base, repeat purchases from existing customers, and the introduction of music and video product offerings during the second half of 1998. The Company launched Amazon.co.uk in the United Kingdom, and Amazon.de in Germany in the fourth quarter of 1998.

     At June 30, 1999 the Company's cumulative customer accounts (inclusive of Auctions) reached 10.7 million, compared with 8.4 million at March 31, 1999, and
6.2 million and 3.3 million at December 31, and June 30, 1998, respectively.

     Net foreign sales, including domestic export and foreign-domicile sales, represented 23.9% and 21.3% of net sales for the quarters ended June 30, 1999 and 1998, and 23.2% and 21.1% of net sales for the six-month periods ended June 30, 1999 and 1998, respectively.

  Gross Profit

                         QUARTER ENDED                     SIX-MONTHS ENDED
                            JUNE 30,                           JUNE 30,
                       ------------------                ---------------------
                        1999       1998      % CHANGE      1999         1998      % CHANGE
                       -------    -------    --------    --------      -------    --------
                         (IN THOUSANDS)                     (IN THOUSANDS)
Gross Profit.........  $67,531    $26,188      158%      $132,323      $45,486      191%
Gross Margin.........    21.5%      22.6%                   21.8%        22.4%

     Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs. For the quarter and six-month periods ended June 30, 1999, gross profit increased in absolute dollars over the same periods in 1998, primarily reflecting the Company's increased sales volume. Gross margin percentages declined slightly over the same periods due to the introduction of lower-margin products such as music and video and the Company's newly-introduced 50% discount on every book on the New York Times bestseller list, which more than offset the benefit of improved product sourcing.

     The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, in addition to the 50% discount on every book on the New York Times bestseller list, the Company continues to offer up to 40% off on hundreds of thousands of other titles. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies.

     The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, the Company anticipates that the introduction of toys and electronics will result in lower overall gross margins in upcoming quarters.

  Marketing and Sales

                         QUARTER ENDED                    SIX-MONTHS ENDED
                            JUNE 30,                          JUNE 30,
                       ------------------                -------------------
                        1999       1998      % CHANGE      1999       1998      % CHANGE
                       -------    -------    --------    --------    -------    --------
                         (IN THOUSANDS)                    (IN THOUSANDS)
Marketing and
  sales..............  $85,949    $26,968      219%      $146,667    $46,873      213%
Percentage of
  sales..............    27.3%      23.3%                   24.1%      23.1%

     Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all related payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing distribution and customer service centers. Marketing and sales expenses increased during the quarter and six-month periods ended June 30, 1999 due to several factors including increases in the Company's advertising and promotional expenditures, increases in payroll and related costs associated with fulfilling customer demand, costs associated with new product offerings, the opening of new distribution centers, and increases in credit card merchant fees resulting from higher sales. The Company intends to continue pursuing its branding and marketing campaign and will incur significant incremental costs as its announced distribution center expansion plan is effected. Increases in sales will drive increases in fulfillment costs. As a result, the Company continues to expect marketing and sales expenses to increase significantly in absolute dollars.

  Product Development

                           QUARTER ENDED                   SIX-MONTHS ENDED
                             JUNE 30,                          JUNE 30,
                         -----------------                ------------------
                          1999       1998     % CHANGE     1999       1998      % CHANGE
                         -------    ------    --------    -------    -------    --------
                          (IN THOUSANDS)                    (IN THOUSANDS)
Product development....  $34,288    $8,745      292%      $57,690    $15,942      262%
Percentage of sales....    10.9%      7.5%                   9.5%       7.8%

     Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure, and costs of acquired content. The increase in product development expenses was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure and new product offerings. All product development costs are expensed as incurred. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web stores and infrastructure, the Company intends to increase investments in product, service and international expansion. As a result, the Company expects product development expenses to increase significantly in absolute dollars.

  General and Administrative

                             QUARTER ENDED                   SIX-MONTHS ENDED
                                JUNE 30,                         JUNE 30,
                           ------------------              ---------------------
                            1999        1998    % CHANGE    1999           1998    % CHANGE
                           -------     ------   --------   -------        ------   --------
                             (IN THOUSANDS)                   (IN THOUSANDS)
General and
  administrative.........  $14,546     $3,273     344%     $25,790        $5,268     390%
Percentage of sales......     4.6%       2.8%                 4.2%          2.6%

     General and administrative ("G&A") expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. Increases in G&A costs are largely attributable to increased payroll-related and infrastructure costs associated with the Company's expansion efforts, legal and other professional fees, and recruiting costs. The company expects G&A costs to continue to increase commensurate with its expansion plans.

 Merger, Acquisition and Investment Related Costs, Including Amortization of Intangibles and Equity in Losses of Affiliates

                                             QUARTER ENDED         SIX-MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           ------------------    ---------------------
                                            1999        1998      1999           1998
                                           -------     ------    -------        ------
                                             (IN THOUSANDS)         (IN THOUSANDS)
Merger, acquisition and investment
  related costs including amortization of
  intangibles and equity in losses of
  affiliates.............................  $50,553     $5,410    $75,773        $5,411

     Merger, acquisition and investment related costs ("M&A Costs") consist of amortization of goodwill and other purchased intangibles, equity in the losses of affiliates, and certain merger, acquisition and investment related charges. The Company expects M&A Costs to increase in the third quarter of 1999, because the Company will record a full quarter of amortization expense and equity in losses of affiliates relating to the acquisitions and investments made during the second quarter. It is likely that the Company will continue to expand its business through acquisitions and investments which would cause M&A Costs to increase.

  Stock-Based Compensation

                                             QUARTER ENDED         SIX-MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           ------------------    --------------------
                                            1999         1998     1999           1998
                                           ------        ----    ------          ----
                                             (IN THOUSANDS)         (IN THOUSANDS)
Stock-based compensation.................  $4,669        $192    $4,782          $377

     Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense under generally accepted accounting principles. Stock-based compensation also includes stock-based charges such option related deferred compensation recorded at the Company's initial public offering. The increase in stock-based compensation results primarily from the 1999 acquisition activity. Stock-based compensation for the 3-month and 6-month periods ended June 30, 1998 relates primarily to option related deferred compensation recorded at time of the Company's initial public offering.

  Interest Income and Expense

                          QUARTER ENDED                    SIX-MONTHS ENDED
                            JUNE 30,                           JUNE 30,
                       -------------------                -------------------
                         1999       1998      % CHANGE      1999       1998      % CHANGE
                       --------    -------    --------    --------    -------    --------
                         (IN THOUSANDS)                     (IN THOUSANDS)
Interest income......  $ 12,901    $ 3,390      281%      $ 23,827    $ 5,035      373%
Interest expense.....   (28,435)    (7,569)     276%       (45,123)    (9,598)     370%

     Interest income on cash and marketable securities increased due to higher balances resulting from the Company's financing activities, principally the February 1999 issuance of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes due 2009 ("Convertible Notes"). Interest expense for the quarter and six-months ended June 30, 1999 consists primarily of interest on the Convertible Notes and the 10% Senior Discount Notes due 2003 ("Senior Discount Notes"), the amortization of deferred charges and interest on asset acquisitions financed through loans and capital leases.

  Income Taxes

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

  Pro Forma Results of Operations

     Pro forma information regarding the Company's results, excluding merger, acquisition, investment related costs, and stock-based compensation (discussed above) are presented for informational purposes and are not in accordance with generally accepted accounting principles.

                                                    QUARTER ENDED          SIX-MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    ---------------------
                                                   1999        1998        1999         1998
                                                 --------    --------    ---------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma loss from operations, excluding
  merger and acquisition, investment and
  stock-based compensation costs...............  $(67,252)   $(12,798)   $ (97,824)   $(22,597)
                                                 ========    ========    =========    ========
Pro forma net loss, excluding merger and
  acquisition, investment and stock-based
  compensation costs...........................  $(82,786)   $(16,977)   $(119,120)   $(27,160)
                                                 ========    ========    =========    ========
Pro forma basic and diluted loss per share,
  excluding merger and acquisition, investment
  and stock-based compensation costs...........  $  (0.51)   $  (0.12)   $   (0.75)   $  (0.19)
                                                 ========    ========    =========    ========
Shares used in computation of pro forma basic
  and diluted loss per share...................   161,170     146,277      159,053     143,802
                                                 ========    ========    =========    ========

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999 the Company's principal sources of liquidity consisted of $42.5 million of cash and $1.1 billion of marketable securities compared to $25.6 million of cash and $347.9 million of marketable securities at December 31, 1998.

     Net cash used in operating activities was $46.8 million and $7.1 million for the six-month periods ended June 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in inventories and prepaid expenses and other, partially offset by non-cash charges for depreciation and amortization and merger and acquisition related costs, as well as increases in accounts payable and interest payable.

     Net cash used in investing activities was $990.6 million and $237.9 million for the six-month periods ended June 30, 1999 and 1998, respectively, and consisted of net purchases of marketable securities, purchases of fixed assets, and cash paid for acquisitions and equity investments. Cash available for investment purposes increased substantially in 1999 as a result of the issuance of the Convertible Notes.

     Net cash provided by financing activities of $1.1 billion for the six-month period ended June 30, 1999 resulted from proceeds relating to the issuance of the Convertible Notes, net of financing costs, and proceeds from issuance of capital stock and exercise of stock options, offset by cash payments of $182.5 million for repurchases of the Senior Discount Notes.

     As of June 30, 1999, the Company's principal commitments consisted of obligations outstanding under its Convertible Notes (including interest payments) and Senior Discount Notes, obligations in connection with the acquisition of fixed assets and leases, and commitments for advertising and promotional arrangements. Expansion of the Company's distribution center network has and will require it to continue to commit to lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. As of June 30, 1999, a majority of the planned fixed asset and inventory expenditures relating to the completion of the newly identified distribution centers had yet to be incurred. Failure to achieve favorable financing for asset acquisitions could negatively impact the Company's cash flows. In addition, the Company plans to continue to increase its merchandise inventory in order to provide broader product offerings and better availability to customers and to support the recently introduced toys and electronic product lines. Geographic expansion and continued acquisitions and investments will also require future capital expenditures.

     The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. On May 19, 1999, the Company filed a universal shelf registration statement on Form S-3 with the SEC which will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $2 billion. The registration statement was declared effective by the SEC on June 11, 1999. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems, software programs, and embedded data chips are programmed using a 2-digit date field and are therefore unable to distinguish dates beyond the 20th century (collectively, the "Year 2000" issue). A failure to identify and correct any mission-critical internal or third party Year 2000 processing problem could have a material adverse operational or financial consequence to the Company.

  State of Readiness

     The Company has established a Year 2000 Project Team that, together with external consultants, has developed a process for addressing the Year 2000 issue including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all mission-critical third-parties as to their own Year 2000 preparedness. The Company assesses as "mission-critical" any information systems, equipment and machinery and third-parties that substantially affect the Company's ability to take, process and fulfill orders, impact the Company's ability to gather and process financial information, or otherwise significantly impact the customer experience.

     Many of the steps to addressing the Year 2000 issue are performed concurrently. A description of each phase of the process is as follows:

     Inventory -- this phase includes the identification of all internal information systems, machinery and equipment of the Company and third-party relationships. The inventory phase is greater than 75% complete and is expected to be substantially complete by the end of the third quarter of 1999.

     Assessment -- this phase includes the application of a structured code-release process/routine to evaluate the Year 2000 compliance status of all mission-critical internal information systems. This phase also includes formal communications with mission-critical third parties regarding their own Year 2000 preparedness and with manufacturers as to whether mission-critical equipment and machinery are Year 2000 compliant. The assessment phase, as it relates to internal information systems is greater than 60% complete with an estimated completion in the third quarter of 1999. The assessment of mission critical third parties, including manufacturers of mission-critical equipment and machinery, is underway and is expected to be completed in the fourth quarter of 1999.

     Remediation -- this phase includes all measures necessary to correct Year 2000 non-compliance in mission-critical internal information systems. Such measures primarily include the re-programming of internal code or replacement of non-compliant mission-critical information systems, equipment and machinery. Remediation of mission-critical internal information systems is underway and is expected to be substantially complete in the third quarter of 1999. Remediation of mission-critical equipment and machinery (to the extent necessary) is expected to be completed in the fourth quarter of 1999. Remediation of mission-critical third parties will be addressed through contingency planning.

     Testing -- this phase includes the application of a structured code-release process/routine to re-evaluate the Year 2000 compliance status of previously non-compliant mission-critical information systems, date-forward testing of mission-critical equipment and machinery and electronic data interchange testing with mission-critical third parties. A significant amount of testing has yet to occur and is expected to continue into the fourth quarter of 1999.

  Year 2000 Costs

     The Company has not incurred to date and does not expect to incur material costs in its efforts to address the Year 2000 issue. A Year 2000 budget of approximately $1 million has been established for external costs (costs of consultants and purchases of hardware and software) associated with the project. The Company has not tracked the costs of Company employees working on the Year 2000 issue. No significant information technology projects have been deferred due to the Year 2000 issue, and all costs related to the Year 2000 issue have been funded from operations. Budgeted amounts used to date have not been significant, however, the remaining budgeted amount is expected to be utilized during the remainder of 1999, primarily for costs relating to third-party consultants.

  Year 2000 Risks

     There can be no assurance that the Company will be completely successful in its efforts to address the Year 2000 issue or that problems arising from the Year 2000 issue will not cause a material adverse effect on the operating results or financial condition of the Company. The Company believes, however, that its most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, including temporary power outages at distribution centers, delayed transportation of products by third parties, temporary building management issues (e.g. false fire alarms, malfunction of elevators, etc.), and delayed customer purchases due to non-compliant personal computers. The Company is limited in its efforts to address the Year 2000 issue as it relates to third parties and is relying solely on the assurances of these third parties as to their Year 2000 preparedness.

  Contingency Planning

     The Company views contingency planning as broader than the Year 2000 issue and believes that a comprehensive contingency plan should address any known circumstance that may cause a disruption of operations or an adverse customer experience. The Company has engaged a third-party consulting firm to assist with its contingency planning and expects to complete its contingency planning in the fourth quarter of 1999. The Company cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on the operating results or financial condition of the Company.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the following additional factors may affect the Company's future results:

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

  We Have an Accumulated Deficit and Anticipate Further Losses

     We have incurred significant losses since we began doing business. As of June 30, 1999, we had an accumulated deficit of $361.7 million. To succeed we must invest heavily in marketing and promotion and in developing our product, technology and operating infrastructure. In addition, the expenses associated with our recent acquisitions, and interest expense related to our outstanding notes, will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low product gross margins, so we need to generate and sustain substantially higher revenues in order to become profitable. Although our revenues have grown, we cannot sustain our current rate of growth. Our percentage growth rate will decrease in the future. For these reasons we believe that we will continue to incur substantial operating losses for the foreseeable future, and these losses may be significantly higher than our current losses.

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

     Our quarterly operating results will fluctuate for many reasons, including:

     - our ability to retain existing customers, attract new customers and satisfy our customers' demands,

     - our ability to acquire merchandise, manage our inventory and fulfill orders,

     - changes in gross margins of our current and future products, services and markets,

     - purchases of large quantities of toys and electronics products, particularly in advance of the holidays for which demand may not materialize,

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

     - timing of upgrades and developments in our systems and infrastructure,

     - the level of traffic on our Web sites,

     - the effects of acquisitions and other business combinations, and related integration,

     - technical difficulties, system downtime or Internet brownouts,

     - introductions of popular books, music selections, videos, toys, electronic products and other products or services, and our ability to properly anticipate demand,

     - the mix of books, music, videos, toys, electronics products and other products sold by us,

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

     Both seasonal fluctuations in Internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, toy and electronics industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys and consumer electronics businesses.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

  Intense Competition

     The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music, video, toy and consumer electronics industries are intensely competitive. Our current or potential competitors include:

     - online vendors of books, CDs, videotapes, DVDs, toys and electronics,

     - a number of indirect competitors, including Web portals and Web search engines, such as Yahoo! Inc. and America Online, Inc., that are involved in online commerce, either directly or in collaboration with other retailers,

     - online auction services, including eBay, Inc. and Yahoo! Auctions run by Yahoo!,

     - publishers, distributors and retail vendors of books, music, video and other products, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and media corporations, many of which possess significant brand awareness, sales volume and customer bases,

     - major store-based retailers of toys, other children's products and electronics, and

     - traditional retailers and manufacturers who currently sell, or who may sell, products or services through the Internet, mail order or direct marketing.

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

     As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. For example, (1) Bertelsmann purchased a significant interest in Barnes & Noble's online venture, barnesandnoble.com inc., and has launched online stores in several countries, and (2) CDNow, Inc. agreed to merge with Columbia House, the jointly owned music retail arm of Sony and Time Warner. We may not be able to compete successfully against these and future competitors.

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

  Risks of System Interruption

     Customer access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our Web sites and increased sales volume. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain.

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

  We May Have Difficulty Managing Our Growth

     We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. We will expand our product and service offerings and our international operations and will pursue other market opportunities. We need to successfully execute our announced distribution center expansion plan and continue to improve our transaction-processing, operational and financial systems, procedures and controls. This expansion will continue to place a significant strain on our management, operational and financial resources. Because it is difficult to predict sales increases and lead times for developing distribution centers are long, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We will also need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and sometimes heavy products as part of the fulfillment of toy and electronics orders. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

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

  Risks of Business Combinations and Strategic Alliances

     We plan to continue to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

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

     We may not succeed in addressing these risks. In addition, the businesses we have acquired, and in the future may acquire, may incur operating losses.

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

  We Depend on Key Personnel

     We depend on the continued services and performance of our senior management and other key personnel, particularly Jeffrey P. Bezos, our chief executive officer and chairman of the board. We do not have long-term employment agreements with any of our key personnel, and we do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

  We Rely on a Small Number of Suppliers

     We purchase a majority of our book, music, and video titles from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc. Although we increased our direct purchasing from manufacturers during 1998, we continue to purchase a majority of our book, music, and video titles from these three suppliers. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

  We Face Inventory and Forecasting Risk with our Toy and Electronics Businesses

     The toy and electronics businesses are difficult to manage and have inherent complexities that differ from those encountered in the book, music, and video businesses. Because we are a new participant in these markets, we do not yet have a basis to forecast product demand. Further, the acquisition of many of the toy and electronics products that we offer involves a significant lead-time and up-front financial commitment.

     We will be exposed to significant inventory risks as a result of seasonality and rapid changes in product cycles, consumer tastes and "fads" in the market for such products. In order to achieve success in our toy and electronics sales categories, we must seek to predict these trends and attempt neither to overstock unpopular nor understock popular products. The demand for products can change between the time they are ordered and the date of eventual sale. We will be particularly exposed to this risk in the first year of operations in our toy and consumer electronics businesses, particularly in anticipation of the holiday selling season.

     Our ability to negotiate satisfactory terms with manufacturers or suppliers so that we might stock certain "preferred" products or brands in the toy and consumer electronics businesses may be affected by our time of entry in such lines of business and the competitive positions of other physical stores and catalog and online retailers.

     In order to provide customers with a high quality experience and minimize the risk of stocking-out, we will carry a broad selection and significant inventory levels of toy and electronics products. In the event that one or more of these products do not sell through in sufficient quantities to consumers at anticipated prices or during anticipated selling seasons, we may be required to markdown some of our prices or write down inventory, which will reduce our revenues and gross margins.

  We Are Highly Leveraged

     We have significant indebtedness. As of June 30, 1999, we had indebtedness under senior discount notes, convertible subordinated notes, capitalized lease obligations and other asset financing totaling approximately $1.5 billion. We may incur substantial additional debt in the future. Our indebtedness could:

     - make it difficult to make principal and interest payments on the convertible subordinated notes and the senior discount notes,

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

  Risk of Uncertain Protection of Intellectual Property

     Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by us and our licensees of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources. Most recently, Amazon Bookstore Cooperative, Inc. filed suit against us alleging trademark infringement and unfair competition under state and federal law. Amazon Bookstore Cooperative, Inc. is seeking injunctive relief against our use of the marks Amazon.com, Amazon.com Books and Amazon Books, the cancellation of our federal trademark registrations, damages, profits, treble damages, costs and attorneys' fees.

  Risks of Year 2000 Noncompliance

     We are in the process of assessing and remediating the year 2000 issues associated with the computer systems, software, other property and equipment we use. Our year 2000 readiness plan includes a multi-phased analysis of key information technology and non-information technology-related components of our business, operations and infrastructure. We expect that many aspects of this phased approach will not be complete until the fourth quarter of 1999. As part of the implementation of our year 2000 readiness plan, we will continue to inventory and identify all significant internal and external hardware, software and data chips to assess and evaluate the year 2000 preparedness of these systems, correct or convert our critical data-processing systems and information technology to recognize the year 2000, and test and evaluate the year 2000 compliance of previously non-compliant hardware, software and data chips. We cannot guarantee that we will be successful in our efforts to make our critical systems year 2000 compliant or that the year 2000 problem will not adversely affect our business.

     As part of our year 2000 readiness plan, we have engaged in formal communications with our significant suppliers and service providers to determine the extent to which our systems may be vulnerable if such third parties fail to address and correct their own year 2000 issues. We cannot guarantee that the systems of suppliers or other companies on which we rely will be year 2000 compliant. In addition, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to our online stores may not be year 2000 compliant. Another area of vulnerability that is beyond our control is the year 2000 integrity of the computers and software used by our customers to access our online stores. We are limited in our efforts to address the year 2000 problem as it relates to third parties and must rely solely on the assurances of these third parties as to their year 2000 preparedness.

     We have engaged a third-party consulting firm to assist in the development of a formal contingency plan. We believe that such contingency plan will be completed in the fourth quarter of 1999. We cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt our operations or that such planning will prevent circumstances that may cause a material adverse effect on our operating results or financial condition.

  Our Stock Price Is Highly Volatile

     The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended July 30, 1999 (as adjusted for the 2-for-1 split of our common stock on June 1, 1998 and the 3-for-1 split of our common stock on January 4, 1999), the reported closing price of our common stock on the Nasdaq National Market was as high as $210.125 and as low as $14.563 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

     - quarterly variations in operating results,

     - announcements of innovations,

     - new products, services and strategic developments by us or our competitors, or business combinations and investments by us or our competitors,

     - changes in our operating expense levels or losses,

     - changes in financial estimates and recommendations by securities analysts,

     - performance by other online commerce companies, and

     - news reports relating to trends in the Internet, book, music, video, auctions, toys, electronics or other product or service industries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk for the impact of interest rate changes and changes in the market values of its investments.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its long-term debt. The Company's entire investment portfolio is designated as available-for sale, and accordingly is presented at fair value on the consolidated balance sheets. The Company has not utilized derivative financial instruments in its investment portfolio. The Company's long-term debt includes the Senior Discount Notes and the Convertible Notes. Long-term debt is stated at amortized cost on the consolidated balance sheets.

     The Company employs established investment policies and procedures to manage the market risk of its marketable securities. The Company's Senior Discount Notes, Convertible Notes and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

     Principal (notional) amounts by contractural maturity, unless otherwise stated, in U.S. dollars (thousands):

                                                                                  AFTER                          FAIR VALUE AT
                             1999       2000       2001      2002       2003      2003     OTHER      TOTAL      JUNE 30, 1999
                           --------   --------   --------   -------   --------   -------   ------   ----------   -------------
Asset-backed and agency
  securities(1)..........  $ 43,518   $104,306   $161,932   $47,079   $ 25,059   $59,886       --   $  441,780    $  428,011
  Weighted average
    interest rate........     6.78%      6.19%      6.16%     6.82%      6.71%     7.35%       --        6.49%

Commercial paper and
  short-term
  obligations............   142,671     65,791     17,292     3,504        300       337       --      229,895       230,168
  Weighted average
    interest rate........     6.19%      6.64%      6.96%     7.24%      6.53%     6.38%       --        6.40%

Treasury notes and
  bonds..................        --     12,400     46,786    20,000    141,750        --       --      220,936       222,099
  Weighted average
    interest rate........        --      5.21%      6.78%     5.63%      5.83%        --       --        5.98%

Corporate notes and
  bonds..................     3,500     78,100    134,850        --         --        --       --      216,450       214,655
  Weighted average
    interest rate........     5.92%      5.69%      5.98%        --         --        --       --        5.87%

Equity securities........        --         --         --        --         --              6,765        6,765         6,765
                           --------   --------   --------   -------   --------   -------   ------   ----------    ----------
        Total
          portfolio......  $189,689   $260,597   $360,860   $70,583   $167,109   $60,223    6,765   $1,115,826    $1,101,698
                           ========   ========   ========   =======   ========   =======   ======   ==========    ==========

---------------
(1) Asset-backed and agency securities reflect current market prepayment assumptions.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 See Note 11 -- Commitments and Contingencies in Part I, Item 1. Financial Statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 20, 1999.

     The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

                     NOMINEE                           FOR            WITHHELD
                     -------                       -----------        --------
Jeffrey P. Bezos.................................  144,819,686         83,613
Tom A. Alberg....................................  144,818,093         85,206
Scott D. Cook....................................  144,807,020         96,276
L. John Doerr....................................  144,816,629         86,670
Patricia Q. Stonesifer...........................  144,805,592         97,707

     The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 1,500,000,000 shares and increase the number of authorized shares of the preferred stock from 10,000,000 shares to 150,000,000 shares was approved by the vote set forth below:

    FOR        AGAINST    ABSTAIN
    ---       ---------   -------
105,222,087   9,499,925   459,270

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
 NUMBER     TITLE
--------    -----
10.1+       Offer Letter of Employment to Joseph Galli, dated June 23,
            1999
27.1        Financial Data Schedule

---------------

+ Executive Compensation Plan or Agreement

     (b) Reports on Form 8-K

     On April 27, 1999, the Company filed a Form 8-K under Item 5 announcing the acquisitions of Exchange.com, Accept.com and Alexa.

     On April 29, 1999, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the first quarter of 1999.

     On May 12, 1999, the Company filed a Form 8-K under Item 5 providing historical and pro forma financial information relating to the acquisitions of Alexa and Exchange.com.

     On May 19, 1999, the Company filed a Form 8-K under Items 2 and 7 announcing the terms of the Exchange.com acquisition and incorporating by reference historical and pro forma financial information.

     On June 10, 1999, the Company filed a Form 8-K under Items 2 and 7 announcing the terms of the Accept.com acquisition and providing historical and pro forma financial information.

     On June 11, 1999, the Company filed a Form 8-K under Items 2 and 7 announcing the terms of the Alexa acquisition and incorporating by reference historical and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMAZON.COM, INC. (Registrant)

DATED: August 16, 1999

                                          By: /s/ KELYN J. BRANNON
                                            ------------------------------------
                                            Kelyn J. Brannon
                                            Vice President of Finance,
                                            and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               TITLE
-------                              -----
10.1+     Offer Letter of Employment to Joseph Galli, dated June 23,
          1999.
27.1      Financial Data Schedule

---------------
+ Executive Compensation Plan or Agreement