Form 10-Q
period 1999-09-30
AMAZON COM INC
filed 1999-11-15
CIK 1018724

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------



                                    FORM 10-Q

                                ----------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                         Commission File No. 000-22513

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

                                ----------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    340,787,400 shares of $0.01 par value common stock outstanding as of October 31, 1999 (after adjusting for the three-for-one stock split paid on January 4, 1999 and the two-for-one stock split paid on September 1, 1999)

                                  Page 1 of 28
                            Exhibit Index on Page 28

                                AMAZON.COM, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                           PAGE
                                                                                           ----

PART I -- FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements.........................................       3
  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................      10
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk................      24

PART II -- OTHER INFORMATION

  Item 1.   Legal Proceedings.........................................................      26
  Item 2.   Changes in Securities and Use of Proceeds.................................      26
  Item 3.   Defaults Upon Senior Securities...........................................      26
  Item 4.   Submission of Matters to a Vote of Security Holders.......................      26
  Item 5.   Other Information.........................................................      26
  Item 6.   Exhibits and Reports on Form 8-K..........................................      26

Signature.............................................................................      27
Exhibit Index.........................................................................      28

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS


                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1999                  1998
                                                                                  ------------          ------------
                                                                                   (UNAUDITED)

Current assets:
  Cash .................................................................          $     43,149          $     25,561
  Marketable securities ................................................               862,536               347,884
  Inventories ..........................................................               118,793                29,501
  Prepaid expenses and other ...........................................                55,590                21,308
                                                                                  ------------          ------------
          Total current assets .........................................             1,080,068               424,254
Fixed assets, net ......................................................               221,243                29,791
Other investments ......................................................               196,317                 7,740
Intangibles and other, net .............................................               705,932               179,263
Deferred charges .......................................................                36,239                 7,412
                                                                                  ------------          ------------
          Total assets .................................................          $  2,239,799          $    648,460
                                                                                  ============          ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................          $    236,711          $    113,273
  Accrued advertising ..................................................                24,567                13,071
  Interest payable .....................................................                10,045                    10
  Other liabilities and accrued expenses ...............................                73,572                34,413
  Current portion of long-term debt and other ..........................                12,776                   808
                                                                                  ------------          ------------
          Total current liabilities ....................................               357,671               161,575
Long-term debt and other ...............................................             1,462,203               348,140
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 150,000
     Issued and outstanding shares -- none ..............................                   --                    --
  Common stock, $0.01 par value:
     Authorized shares -- 1,500,000
     Issued and outstanding shares -- 339,235 and 318,534
        shares at September 30, 1999 and December 31, 1998,
           respectively ................................................                 3,393                 3,186
  Additional paid-in capital ...........................................             1,027,655               298,537
  Note receivable from officer for common stock ........................                (1,171)               (1,099)
  Stock-based compensation .............................................               (32,180)               (1,625)
  Accumulated other comprehensive (loss) income ........................               (18,957)                1,806
  Accumulated deficit ..................................................              (558,815)             (162,060)
                                                                                  ------------          ------------
          Total stockholders' equity ...................................               419,925               138,745
                                                                                  ------------          ------------
          Total liabilities and stockholders' equity ...................          $  2,239,799          $    648,460
                                                                                  ============          ============


          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              QUARTER ENDED                       NINE-MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                     ------------------------------          ------------------------------
                                                        1999                1998                1999                1998
                                                     ----------          ----------          ----------          ----------
Net sales ......................................     $  355,777          $  153,648          $  963,797          $  356,992
Cost of sales ..................................        285,300             118,823             760,998             276,680
                                                     ----------          ----------          ----------          ----------
Gross profit ...................................         70,477              34,825             202,799              80,312
Operating expenses:
  Marketing and sales ..........................         86,555              37,454             233,222              84,325
  Product development ..........................         44,608              13,227             102,298              29,168
  General and administrative ...................         18,512               4,951              44,301              10,220
  Merger, acquisition  and  investment
     related costs, including amortization
     of intangibles and equity in losses of
     affiliates.................................         99,481              19,486             175,255              24,901
  Stock-based compensation .....................         11,789               1,214              16,570               1,591
                                                     ----------          ----------          ----------          ----------
          Total operating expenses .............        260,945              76,332             571,646             150,205
Loss from operations ...........................       (190,468)            (41,507)           (368,847)            (69,893)
Interest income ................................         12,699               4,755              36,479               9,790
Interest expense ...............................        (21,470)             (8,419)            (66,424)            (18,017)
Other income, net ..............................          2,159                   -               2,037                   -
                                                     ----------          ----------          ----------          ----------
  Net interest expense and other ...............         (6,612)             (3,664)            (27,908)             (8,227)
                                                     ----------          ----------          ----------          ----------
Net loss .......................................     $ (197,080)         $  (45,171)         $ (396,755)         $  (78,120)
                                                     ==========          ==========          ==========          ==========
Basic and diluted loss per share ...............     $    (0.59)         $    (0.15)         $    (1.23)         $    (0.27)
                                                     ==========          ==========          ==========          ==========
Shares used in computation of basic and
  diluted loss per share .......................        332,488             301,405             323,064             292,206
                                                     ==========          ==========          ==========          ==========


          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             NINE-MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
OPERATING ACTIVITIES:
  Net loss ................................................          $   (396,755)         $    (78,120)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ........................                22,935                 6,182
     Amortization of deferred compensation related to
      stock options .......................................                16,570                   570
     Non-cash merger, acquisition, and investment related
      costs, including amortization of intangibles
      and equity in losses of affiliates...................               175,255                24,082
     Loss on sale of marketable securities ................                 6,086                    --
     Non-cash interest expense ............................                26,116                15,455
                                                                     ------------          ------------
       Net cash used in operating activities before changes              (149,793)              (31,831)
        in operating assets and liabilities
  Changes in operating assets and liabilities, net of
        effects of acquisitions:
     Inventories ..........................................               (89,292)              (10,784)
     Prepaid expenses and other ...........................               (32,685)              (12,528)
     Accounts payable .....................................               121,771                25,447
     Accrued advertising ..................................                11,057                 8,403
     Interest payable .....................................                10,035                   (61)
     Other liabilities and accrued expenses ...............                 6,526                13,691
                                                                     ------------          ------------
       Net cash provided by changes in operating assets and
        liabilities, net of effects from acquisitions .....                27,412                24,168
          Net cash used in operating activities ...........              (122,381)               (7,663)
INVESTING ACTIVITIES:
  Sales and maturities of marketable securities ...........             3,460,139               117,669
  Purchases of marketable securities ......................            (3,993,422)             (315,608)
  Purchases of fixed assets ...............................              (181,859)              (18,779)
  Acquisitions  and investments in businesses .............              (222,853)              (14,374)
                                                                     ------------          ------------
          Net cash used in investing activities ...........              (937,995)             (231,092)
FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock and exercise of
     stock options.........................................                36,930                11,325
  Proceeds from long-term debt ............................             1,260,639               325,987
  Repayment of long-term debt .............................              (184,710)              (77,383)
  Financing costs .........................................               (35,151)               (7,783)
                                                                     ------------          ------------
          Net cash provided by financing activities .......             1,077,708               252,146
Effect of exchange rate changes ...........................                   256                  (411)
                                                                     ------------          ------------
Net increase in cash ......................................                17,588                12,980
Cash at beginning of period ...............................                25,561                 1,876
                                                                     ------------          ------------
Cash at end of period .....................................          $     43,149          $     14,856
                                                                     ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases ................          $     25,850          $         --
Fixed assets acquired under financing agreements ..........                 5,608                    --
Stock issued in connection with business acquisitions .....               635,343               217,241


          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

Unaudited Interim Financial Information

    The interim consolidated financial statements as of September 30, 1999 have been prepared by Amazon.com, Inc. ("Amazon.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and nine-month periods ended September 30, 1999 may not be indicative of the results for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Comprehensive Loss

    Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $206.6 million and $44.6 million for the quarters ended September 30, 1999 and 1998, and $417.5 million and $77.5 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

NOTE 2 -- BUSINESS COMBINATIONS AND INVESTMENTS

    The Company completed three significant acquisitions during the nine-month period ended September 30, 1999: e-Niche Incorporated ("Exchange.com"), Accept.com Financial Services Corporation ("Accept.com"), and Alexa Internet ("Alexa"). Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. The Company issued an aggregate of approximately 8.0 million shares of common stock to effect the transactions. The aggregate purchase price of the acquired companies, plus related charges, was approximately $579.7 million, and was comprised of common stock and cash. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward.

    In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other, net" on the accompanying consolidated balance sheets and are amortized over their estimated useful lives which approximates 3 years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment and as of September 30, 1999 no write-downs have been recorded.

    An immaterial portion of the purchase price of the Accept.com and Alexa transactions attributable to in-process research and development efforts has been expensed because, at the time of acquisition, technological feasibility had not been established and no alternative future uses existed. Purchased in-process research and development was identified and valued through discussions with the acquired companies' management and the analysis of data concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks.

    On May 14, 1999, the Company completed its acquisition of Exchange.com, a developer of Internet marketplaces and related online communities that bring together buyers and sellers of rare and hard-to-find items. In connection with the acquisition, the Company assumed all outstanding Exchange.com stock options and issued 1,893,944 shares of Amazon.com common stock to acquire all of the outstanding common shares of Exchange.com. Pursuant to the terms of the agreement, the purchase price may increase by up to $27.5 million based on the tenure of certain employees.

    On June 9, 1999, the Company completed its acquisition of Accept.com, an e-commerce company developing technology to simplify person-to-person and business-to-consumer transactions on the Internet. In connection with the acquisition, the Company assumed all outstanding Accept.com stock options and issued 1,755,314 shares of Amazon.com common stock to acquire all of the outstanding common shares of Accept.com.

    On June 10, 1999, the Company completed its acquisition of Alexa, a developer of a web navigation service that works with Internet browsers to provide useful information about the sites being viewed and suggests related sites. In connection with the acquisition, the Company assumed all outstanding Alexa stock options and issued 4,369,884 shares of Amazon.com common stock to acquire all of the outstanding common shares of Alexa.

    The Company made additional immaterial acquisitions and other investments during the nine-month period ended September 30, 1999 totaling $298.9 million. Equity investments are reflected in "Other investments" in the consolidated balance sheets and are accounted for under the equity method. The Company's share of affiliates' losses has been included in results from operations from the closing date of the related transactions forward.

    In connection with certain acquisitions, the Company has conditioned a portion of the acquisition consideration on the continued tenure of key employees. Under generally accepted accounting principles, a portion of this amount is accounted for as compensation rather than as a component of purchase price. Consequently, a maximum of $52.7 million in additional consideration relating to the Company's acquisitions for the nine-month period ended September 30, 1999 may be recorded as compensation expense and classified between stock-based compensation and merger, acquisition and investment related costs in the results of operations. Amounts will be "earned" based on tenure of certain employees and will be recognized as expense over a period of 12-36 months.

    The pro forma consolidated financial information for the nine-month period ended September 30, 1999 and 1998, determined as if all acquisitions had occurred on January 1 of each period, would have resulted in net sales of $966.2 million and $358.1 million, net loss of $532.3 million and $296.6 million, and basic and diluted loss per share of $1.60 and $0.98, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had Amazon.com and the acquired companies been combined during the specified periods.

NOTE 3 -- MARKETABLE SECURITIES

    Marketable securities available-for-sale, at fair value, consist of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1999              1998
                                                 ------------      ------------
                                                         (IN THOUSANDS)
Asset-backed and agency securities ....          $    333,529      $     83,569
Commercial paper and short-term
    obligations........................               128,139           114,180
Treasury notes and bonds ..............               218,926            89,013
Corporate notes and bonds .............               181,942            51,351
Equity securities .....................                    --             9,771
                                                 ------------      ------------
       Total marketable securities.....          $    862,536      $    347,884
                                                 ============      ============

    The Company's marketable securities consist primarily of high quality short- to intermediate-term fixed income securities and money market mutual funds. The Company classifies all uninvested funds on deposit with investment managers as marketable securities, as well as highly liquid investments with maturities of three months or less. The Company reflects the related cash flows as investing cash flows in the Consolidated Statements of Cash Flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

    At September 30, 1999 and December 31, 1998 the cost of the Company's marketable securities approximated fair value.

NOTE 4 -- FIXED ASSETS

    Fixed assets, at cost, consist of the following:


                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            1999                1998
                                                        ------------        ------------
                                                                 (IN THOUSANDS)

Computers, equipment and software ............          $     68,031        $     35,848
Leasehold improvements .......................                29,316               5,535
Leased assets ................................                50,858                 442
Construction/installation in progress ........               108,669               1,760
                                                        ------------        ------------
                                                             256,874              43,585
Less accumulated depreciation and amortization               (35,631)            (13,794)
                                                        ------------        ------------

  Fixed assets, net ..........................          $    221,243        $     29,791
                                                        ============        ============

NOTE 5 -- INTANGIBLES AND OTHER

    Intangibles and other, arising primarily from business acquisitions, consists of $664.7 million in goodwill and $216.2 million in purchased intangibles and other assets, net of accumulated amortization of $175.0 million as of September 30, 1999. Total net intangibles and other assets were $179.3 million as of December 31, 1998 and were comprised primarily of goodwill. The Company periodically evaluates its intangible assets for impairment and as of September 30, 1999 no write-downs have been recorded.

NOTE 6 -- DEFERRED CHARGES

    Deferred charges relate to fees and charges resulting from the issuance of the Company's debt. The net increase in deferred charges relates to the February 1999 issuance of 4 3/4% Convertible Subordinated Notes due 2009, offset by amortization charges and periodic repurchases of the 10% Senior Discount Notes due 2003 (see Note 7). Net deferred charges are amortized into interest expense over the life of the underlying debt.

NOTE 7 -- LONG-TERM DEBT

Convertible Subordinated Notes

    On February 3, 1999, the Company completed an offering of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The Convertible Notes are convertible into the Company's common stock at the holders' option at a conversion price of $78.0275 per share, subject to adjustment in certain events. Interest on the Convertible Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The Convertible Notes are unsecured and are subordinated to the prior payment in full of all of Amazon.com's senior debt and are also effectively subordinated to all indebtedness and other liabilities of the Company. Subject to certain conditions, the Convertible Notes may be redeemed at the option of the Company prior to February 6, 2002, in whole or in part, at the redemption price of $1,000 per note, plus accrued and unpaid interest, if the closing price for the Company's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the notice of redemption. Upon any redemption made prior to February 6, 2002, the Company will also make an additional cash payment with respect to the Convertible Notes called for redemption in an amount equal to $212.60 per $1,000 note redeemed, less the amount of any interest actually paid on such Convertible Notes prior to the call for redemption. At any time on and after February 6, 2002, the Company may redeem the Notes, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture.

    Upon the occurrence of a "fundamental change" (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder thereof shall have the right to require Amazon.com to redeem all or any part of such holder's Convertible Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest.

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

    During the nine-month period ended September 30, 1999 the Company repurchased $266.0 million (face amount) of the Senior Discount Notes, representing accreted value of $178.4 million. As of September 30, 1999, the remaining face amount outstanding was $264.0 million.

NOTE 8 -- STOCKHOLDERS' EQUITY

    On January 4, 1999, the Company effected a three-for-one stock split to stockholders of record on December 18, 1998; and on September 1, 1999, the Company effected a two-for-one stock split to stockholders of record on August 12, 1999. Each stock split was effected in the form of a stock dividend. The accompanying consolidated financial statements have been restated to reflect the splits.

    The Convertible Notes (see Note 7) initially may be converted into an aggregate of 16,019,992 shares of Amazon.com common stock.

NOTE 9 -- LOSS PER SHARE

    The following represents the calculations for basic and diluted net loss per share:

                                                                 QUARTER ENDED                        NINE-MONTHS ENDED
                                                                 SEPTEMBER  30,                         SEPTEMBER  30,
                                                            1999                1998                1999                1998
                                                         ----------          ----------          ----------          ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss -- as reported .......................          $  197,080          $   45,171          $  396,755          $   78,120
                                                         ==========          ==========          ==========          ==========
Weighted average shares outstanding ...........             337,959             309,975             329,064             300,748
Less weighted average common shares issued
  subject to repurchase agreements ............              (5,471)             (8,570)             (6,000)             (8,542)
                                                         ----------          ----------          ----------          ----------
Shares used in computation of basic and diluted
  loss per share ..............................             332,488             301,405             323,064             292,206
                                                         ==========          ==========          ==========          ==========
Basic and diluted loss per share ..............          $    (0.59)         $    (0.15)         $    (1.23)         $    (0.27)
                                                         ==========          ==========          ==========          ==========

    All of the Company's stock options are excluded from diluted loss per share since their effect is antidilutive.

NOTE 10 -- STOCK-BASED COMPENSATION

    Stock-based compensation is comprised of the portion of acquisition-related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges such as option-related deferred compensation recorded at the Company's initial public offering, as well as certain other compensation and severance arrangements.

    The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Consolidated Statements of Operations:

                                            QUARTER ENDED                  NINE-MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                       1999             1998             1999             1998
                                    ----------       ----------       ----------       ----------
                                                           (IN THOUSANDS)
Marketing and sales ..........      $    2,595       $    1,062       $    2,772       $    1,132
Product development ..........           8,689               86           13,151              297
General and administrative ...             505               66              647              162
                                    ----------       ----------       ----------       ----------
                                    $   11,789       $    1,214       $   16,570       $    1,591
                                    ==========       ==========       ==========       ==========

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    On April 7, 1999, Amazon Bookstore Cooperative, Inc. filed a lawsuit in the United States District Court for the District of Minnesota, Third Division, against the Company alleging trademark infringement and unfair competition under state and federal law. The parties settled the lawsuit on November 4, 1999.

    From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

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

OVERVIEW

    Amazon.com, Inc. ("Amazon.com" or the "Company") is the Internet's number one music, video and book retailer. Amazon.com, one of the most widely known, used and cited commerce sites on the Web, offers more than 18 million unique items in categories including books, music, video, toys, electronics, home improvement products and software. Amazon.com offers a free electronic greeting card service and also provides a community of online shoppers an easy and safe way to purchase and sell a large selection of products through Amazon.com Auctions and zShops. Amazon.com is a proven technology leader; the Company developed electronic commerce innovations such as 1-Click ordering, All Products Search, Amazon.com Payments, Amazon.com Anywhere, personalized shopping services and easy-to-use search and browse features.

    Amazon.com, Amazon.com Auctions, Amazon.co.uk, Amazon.de, Amazon.com Cards, Amazon.com Anywhere, Internet Movie Database, PlanetAll, Earth's Biggest Selection, Bid-Click, zShops, All Products Search, and 1-Click are either registered trademarks or trademarks of Amazon.com or its affiliates. All other names that are mentioned in this document may be trademarks of their respective owners.

RECENT EVENTS

The Company's recent initiatives include:

    o In March 1999, the Company launched Amazon.com Auctions, an on-line auctions service that is designed to help people find, discover, buy and sell a large selection of products online.

    o In April 1999, the Company launched Amazon.com Cards, a free electronic greeting card service.

    o In July 1999, the Company launched two new broad product offerings: toys and electronics.

    o In late September 1999, the Company introduced three e-commerce innovations: zShops, which enables anyone to offer merchandise for sale on Amazon.com; Amazon.com Payments, which allows individuals and small businesses to accept payments through Amazon.com's 1-Click payment feature; and All Products Search, which helps shoppers find anything for sale on the Internet.

    o In October 1999, the Company launched Amazon.com Anywhere, a wireless e-commerce service which allows customers to securly shop and check the status of auction items at Amazon.com when they are away from their desktop computers, and expanded its music, auctions, and zShops offerings to Germany and the United Kingdom.

    o In November 1999, the Company launched its home improvement store, including a tool store, and expanded its toy and electronics offerings to include video games and software.

    The Company announced several strategic acquisitions in the nine-month period ended September 30, 1999, including Exchange.com, Alexa Internet and Accept.com.

    In late June 1999 Amazon.com named Joseph Galli, Jr. as its President and Chief Operating Officer, and in September 1999 named Warren C. Jenson as its Senior Vice President and Chief Financial Officer. Mr. Galli reports to Amazon.com's founder and CEO, Jeff Bezos, and has been elected to the Company's Board of Directors.

    During the nine-month period ended September 30, 1999 the Company opened new distribution centers in Nevada, Georgia, Kentucky, Kansas and North Dakota and announced additional new distribution centers to be located in Kentucky, Germany and the United Kingdom. Expansion of the Company's network of highly automated distribution centers has and will continue to require the Company to enter into lease obligations, stock inventories, purchase fixed assets and install leasehold improvements. Distribution center expenditures will continue to increase as the Company brings new facilities into service.

    On May 19, 1999, the Company filed a universal shelf registration statement on Form S-3 with the SEC which will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $2 billion. The registration statement was declared effective by the SEC on June 11, 1999.

RESULTS OF OPERATIONS

Net Sales

                          QUARTER ENDED                                          NINE-MONTHS ENDED
                          SEPTEMBER 30,                                             SEPTEMBER 30,
                   ---------------------------                               ---------------------------
                      1999              1998              % CHANGE              1999              1998              % CHANGE
                   ---------         ---------            --------           ---------         ---------            --------
                          (IN THOUSANDS)                                            (IN THOUSANDS)
Net sales.......   $ 355,777         $ 153,648               132%            $ 963,797         $ 356,992               170%

    Net sales include the selling price of books, music, video, toys, electronics and other products sold by the Company, net of returns and gift certificate discounts, and also includes outbound shipping and handling charges. Net sales also include commissions from auctions and zShops transactions, which includes placement fees, sales commissions and fees from payment service transactions. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base, repeat purchases from existing customers, and new product offerings including music and video product offerings in the second half of 1998 and toys and electronics in July 1999.

    At September 30, 1999 the Company's cumulative customer accounts (inclusive of accounts with Amazon.com Auctions) reached 13.1 million, compared with 10.7 million at June 30, 1999, and 6.2 million and 4.5 million at December 31, and September 30, 1998, respectively.

    Net foreign sales, including domestic export and foreign-domicile sales, represented 24.5% and 20.1% of net sales for the quarters ended September 30, 1999 and 1998, and 23.7% and 20.6% of net sales for the nine-month periods ended September 30, 1999 and 1998, respectively. The Company launched Amazon.co.uk in the United Kingdom and Amazon.de in Germany in the fourth quarter of 1998.

Gross Profit

                            QUARTER ENDED                    NINE-MONTHS ENDED
                            SEPTEMBER 30,                       SEPTEMBER 30,
                        --------------------               ---------------------
                          1999        1998      % CHANGE      1999        1998      % CHANGE
                        --------    --------    --------   ---------    --------    --------
                           (IN THOUSANDS)                       (IN THOUSANDS)

Gross Profit.......     $ 70,477    $ 34,825       102%    $ 202,799    $ 80,312       153%
Gross Margin.......         19.8%       22.7%                   21.0%       22.5%

    Gross profit is calculated as net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound and outbound shipping costs. For the quarter and nine-month periods ended September 30, 1999, gross profit increased in absolute dollars over the same periods in 1998, primarily reflecting the Company's increased sales volume. Gross margin percentages declined over the same periods due primarily to the introduction of newer product lines such as music, video, toys and electronics, as well as inventory reserves taken in the third quarter of 1999 due to large inventory purchases in advance of holiday sales. Gross profit was also impacted by the Company's 50% discount on every book on the New York Times bestseller list. Offsetting these declines in gross margin was the effect of improved product sourcing.

    The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Additionally, the Company may be unable to accurately forecast inventory needs in new and existing product lines resulting in additional inventory reserves that will negatively impact gross margin. In particular, the Company anticipates that the introduction of toys, electronics, home improvement products and software will result in continued lower overall gross margins in upcoming quarters.

    The Company anticipates a negative impact on shipping margins during the fourth quarter of 1999 resulting primarily from complimentary upgrades and increased split-shipments in order to ensure timely delivery for the holidays. Split shipments may also increase due to recent openings of distribution centers that may not be fully optimized thereby necessitating partial shipments from two or more locations.

    The Company believes that offering its customers attractive prices is an essential component of its business strategy. Accordingly, in addition to the 50% discount on every book on the New York Times bestseller list, the Company continues to offer up to 40% off on hundreds of thousands of other titles. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structure and policies. Additionally, although the Company can provide no assurances, the Company forecasts that its U.S. books business will be profitable in the fourth quarter of 1999 (see "Additional Factors that May Affect Future Results").

Marketing and Sales

                                   QUARTER ENDED                       NINE-MONTHS ENDED
                                   SEPTEMBER 30,                         SEPTEMBER 30,
                               --------------------                 ----------------------
                                 1999         1998      % CHANGE       1999         1998       % CHANGE
                               -------      -------     --------    ---------      -------     --------
                                  (IN THOUSANDS)                        (IN THOUSANDS)

Marketing and sales.......     $86,555      $37,454        131%     $ 233,222      $84,325        177%
Percentage of sales.......        24.3%        24.4%                     24.2%        23.6%

    Marketing and sales expenses consist primarily of fulfillment costs, advertising, public relations and promotional expenditures, and all payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs include the cost of operating and staffing distribution and customer service centers. Marketing and sales expenses increased during the quarter and nine-month periods ended September 30, 1999 due to several factors including the opening of new distribution and customer service centers, increases in the Company's advertising and promotional expenditures, increases in payroll and related costs associated with fulfilling customer demand, costs associated with new product offerings, and increases in credit card merchant fees resulting from higher sales.

    The Company intends to continue pursuing its branding and marketing campaign and plans to significantly increase marketing spending in the fourth quarter of 1999 in relation to third-quarter spending levels. Additionally, the Company will incur significant incremental fulfillment costs relating to the implementation of its announced distribution center expansion plan, as well as incremental fulfillment costs associated with any increases in sales volumes. As a result, the Company continues to expect marketing and sales expenses to increase significantly.

Product Development

                                 QUARTER ENDED                       NINE-MONTHS ENDED
                                 SEPTEMBER 30,                         SEPTEMBER 30,
                             --------------------                 ---------------------
                               1999         1998      % CHANGE      1999         1998      % CHANGE
                             --------     -------     --------    --------     --------    --------
                                (IN THOUSANDS)                       (IN THOUSANDS)

Product development....      $ 44,608     $13,227        237%     $102,298     $ 29,168       251%
Percentage of sales....          12.5%        8.6%                    10.6%         8.2%

    Product development expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure, and costs of acquired content. The increase in product development expenses was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure and new product offerings. Product development costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software that are capitalized and depreciated over estimated useful lives. The Company believes that continued investment in product development is critical to attaining its strategic objectives. In addition to ongoing investments in its Web stores and infrastructure, the Company intends to increase investments in product, service and international expansion. As a result, the Company expects product development expenses to increase significantly.

General and Administrative

                                     QUARTER ENDED                        NINE-MONTHS ENDED
                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                 --------------------                   ---------------------
                                   1999         1998      % CHANGE        1999          1998    % CHANGE
                                 --------      ------     --------      --------      -------   --------
                                     (IN THOUSANDS)                        (IN THOUSANDS)

General and administrative...    $ 18,512      $4,951        274%       $ 44,301      $10,220      333%
Percentage of sales.........          5.2%        3.2%                       4.6%         2.9%

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

Merger, Acquisition and Investment Related Costs, Including Amortization of Intangibles and Equity in Losses of Affiliates

                                                           QUARTER ENDED                  NINE-MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                   ---------------------------       ----------------------------
                                                      1999             1998             1999              1998
                                                   ----------       ----------       ----------        ----------
                                                          (IN THOUSANDS)                    (IN THOUSANDS)
Merger, acquisition and investment
  related costs including amortization of
  intangibles and equity in losses of
  affiliates ............................          $   99,481       $   19,486       $  175,255        $   24,901

    Merger, acquisition and investment related costs ("M&A Costs") consist of amortization of goodwill and other purchased intangibles, equity in the losses of affiliates, and certain merger, acquisition and investment related charges. Increases in M&A Costs are largely attributable to amortization charges resulting from the acquisitions of Exchange.com, Alexa Internet and Accept.com, increases in losses by unconsolidated subsidiaries, as well as several insignificant acquisitions and investments during 1999. It is likely that the Company will continue to expand its business through acquisitions and investments which would cause M&A Costs to increase.

Stock-Based Compensation

                                         QUARTER ENDED          NINE-MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                       -------------------     -------------------
                                         1999        1998        1999         1998
                                       -------      ------     -------      ------
                                         (IN THOUSANDS)          (IN THOUSANDS)
Stock-based compensation........       $11,789      $1,214     $16,570      $1,591

    Stock-based compensation is comprised of the portion of acquisition related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges such as option-related deferred compensation recorded at the Company's initial public offering, as well as certain other compensation and severance arrangements. The increase in stock-based compensation results primarily from 1999 acquisition activity. Stock-based compensation for the three-month and nine-month periods ended September 30, 1998 relates primarily to option related deferred compensation recorded at the time of the Company's initial public offering.

Interest Income and Expense

                              QUARTER ENDED                    NINE-MONTHS ENDED
                              SEPTEMBER 30,                      SEPTEMBER 30,
                          --------------------               --------------------
                            1999        1998     % CHANGE      1999        1998      % CHANGE
                          --------     -------   --------    --------     -------    --------
                             (IN THOUSANDS)                     (IN THOUSANDS)

Interest income.....      $ 12,699     $ 4,755      167%     $ 36,479     $ 9,790       273%
Interest expense....       (21,470)     (8,419)     155%      (66,424)    (18,017)      269%

    Interest income on cash and marketable securities increased due to higher balances resulting from the Company's financing activities, principally the February 1999 issuance of $1.25 billion aggregate principal amount of 4 3/4% Convertible Subordinated Notes due 2009 ("Convertible Notes"). Interest expense for the quarter and nine-month period ended September 30, 1999 consists primarily of interest on the Convertible Notes and the 10% Senior Discount Notes due 2003 ("Senior Discount Notes"), the amortization of deferred charges and interest on asset acquisitions financed through loans and capital leases.

Other Income, net

                              QUARTER ENDED                    NINE-MONTHS ENDED
                              SEPTEMBER 30,                      SEPTEMBER 30,
                          -------------------                -------------------
                            1999        1998                   1999        1998
                          --------     ------                --------     ------
                            (IN THOUSANDS)                     (IN THOUSANDS)

Other income, net...      $  2,159     $     -               $  2,037     $     -

    Other income is comprised of net gains and losses on sales of marketable securities, fixed assets and other miscellaneous items. For the three and nine-month periods ended September 30, 1999 other income, net was primarily related to the disposition of an investment security. No comparable activity was recorded in the respective periods of the prior year.

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

Pro Forma Results of Operations

    Pro forma information regarding the Company's results, excluding merger, acquisition, investment related costs, and stock-based compensation (discussed above) are presented for informational purposes and are not presented in accordance with generally accepted accounting principles.

                                                                QUARTER ENDED                      NINE-MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                        -----------------------------         ------------------------------
                                                           1999                1998              1999                1998
                                                        ----------         ----------         ----------          ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Pro forma loss from operations, excluding
  merger and acquisition, investment and
  stock-based compensation costs .............          $  (79,198)        $  (20,807)        $ (177,022)         $  (43,401)
                                                        ==========         ==========         ==========          ==========
Pro forma net loss, excluding merger and
  acquisition, investment and stock-based
  compensation costs .........................          $  (85,810)        $  (24,471)        $ (204,930)         $  (51,628)
                                                        ==========         ==========         ==========          ==========
Pro forma basic and diluted loss per share,
  excluding merger and acquisition, investment
  and stock-based compensation costs .........          $    (0.26)        $    (0.08)        $    (0.63)         $    (0.18)
                                                        ==========         ==========         ==========          ==========
Shares used in computation of pro forma basic
  and diluted loss per share .................             332,488            301,405            323,064             292,206
                                                        ==========         ==========         ==========          ==========

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999 the Company's principal sources of liquidity consisted of $43.1 million of cash and $862.5 million of marketable securities compared to $25.6 million of cash and $347.9 million of marketable securities at December 31, 1998.

    Net cash used in operating activities was $122.4 million and $7.7 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Net operating cash flows were primarily attributable to quarterly net losses and increases in inventories and prepaid expenses and other, partially offset by non-cash charges for depreciation and amortization and merger and acquisition related costs, as well as increases in accounts payable, accrued advertising and interest payable.

    Net cash used in investing activities was $938.0 million and $231.1 million for the nine-month periods ended September 30, 1999 and 1998, respectively, and consisted of net purchases of marketable securities, purchases of fixed assets primarily for distribution center expansion, and cash paid for acquisitions and equity investments. Cash available for investment purposes increased substantially in 1999 as a result of the issuance of the Convertible Notes.

    Net cash provided by financing activities of $1.1 billion for the nine-month period ended September 30, 1999 resulted from proceeds relating to the issuance of the Convertible Notes, net of financing costs, and proceeds from issuance of capital stock and exercises of stock options, offset by cash payments of $184.7 million on long-term debt including $182.5 million for repurchases of the Senior Discount Notes.

    As of September 30, 1999, the Company's principal commitments consisted of obligations outstanding under its Convertible Notes (including interest payments) and Senior Discount Notes, obligations in connection with the acquisition of fixed assets and leases, and commitments for advertising and promotional arrangements. Expansion of the Company's distribution center network has and will require it to continue to commit to lease obligations, stock inventories, and purchase fixed assets and install leasehold improvements. Failure to achieve favorable financing for asset acquisitions could negatively impact the Company's cash flows. In addition, the Company plans to continue to increase its merchandise inventory in order to provide broader product offerings and better availability to customers and to support the recently introduced toys, electronics, home improvement and software product lines. Geographic expansion and continued acquisitions and investments will also require future capital expenditures.

    The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The Company has on file with the SEC an effective universal shelf registration statement which will permit the Company, from time to time, to offer and sell various types of securities, up to a total value of $2 billion. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the company will periodically consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

State of Readiness

    The Company has established a Year 2000 Project Team that, together with external consultants, has developed a process for addressing the Year 2000 issue including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all mission-critical third parties as to their own Year 2000 preparedness. The Company assesses as "mission-critical" any information systems, equipment and machinery and third parties that substantially affect the Company's ability to take, process and fulfill orders, impact the Company's ability to gather and process financial information, or otherwise significantly impact the customer experience.

    Many of the steps taken to address the Year 2000 issue are performed concurrently. A description of each phase of the process is as follows:

    Inventory -- this phase includes the identification of all internal information systems, machinery and equipment of the Company and third party relationships. The inventory phase is greater than 95% complete and is expected to be completed by the end of the fourth quarter of 1999.

    Assessment -- this phase includes the application of a structured code-release process/routine to evaluate the Year 2000 compliance status of all mission-critical internal information systems. This phase also includes formal communications with mission-critical third parties regarding their own Year 2000 preparedness and with manufacturers as to whether mission-critical equipment and machinery are Year 2000 compliant. The assessment phase, as it relates to internal information systems is greater than 80% complete with an estimated completion in November 1999. The assessment of mission critical third parties, including manufacturers of mission-critical equipment and machinery, is greater than 90% complete and is expected to be completed in the fourth quarter of 1999.

    Remediation -- this phase includes all measures necessary to correct Year 2000 non-compliance in mission-critical internal information systems. Such measures primarily include the re-programming of internal code or replacement of non-compliant mission-critical information systems, equipment and machinery. Remediation of mission-critical internal information systems is greater than 90% complete and is expected to be complete in the fourth quarter of 1999. Remediation of mission-critical third parties will be addressed through contingency planning.

    Testing -- this phase includes the application of a structured code-release process/routine to re-evaluate the Year 2000 compliance status of previously non-compliant mission-critical information systems, date-forward testing of mission-critical equipment and machinery and electronic data interchange testing with mission-critical third parties. The testing phase is approximately 50% complete with the remaining testing expected to be completed in the fourth quarter of 1999.

Year 2000 Costs

    The Company has not incurred to date and does not expect to incur material costs in its efforts to address the Year 2000 issue. A Year 2000 budget of approximately $1 million has been established for external costs (costs of consultants and purchases of hardware and software) associated with the project. A majority of the budgeted amount has been spent, and remaining amounts will be directed toward third-party consulting efforts in the fourth quarter of 1999. The Company has not tracked the costs of Company employees working on the Year 2000 issue. No significant information technology projects have been deferred due to the Year 2000 issue, and all costs related to the Year 2000 issue have been funded from operations.

Year 2000 Risks

    There can be no assurance that the Company will be completely successful in its efforts to address the Year 2000 issue or that problems arising from the Year 2000 issue will not cause a material adverse effect on the operating results or financial condition of the Company. The Company believes, however, that its most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, including computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to our online stores, temporary power outages at distribution centers, delayed transportation of products by third parties, temporary building management issues (e.g. false fire alarms, malfunction of elevators, etc.), and delayed customer purchases due to non-compliant personal computers. The Company is limited in its efforts to address the Year 2000 issue as it relates to third parties and is relying solely on the assurances of these third parties as to their Year 2000 preparedness.

Contingency Planning

    The Company views contingency planning as broader than the Year 2000 issue and believes that a comprehensive contingency plan should address any known circumstance that may cause a disruption of operations or an adverse customer experience. To that end, the Company is developing business continuity plans to address each critical process and activity that it believes would cause a significant disruption to operations if not functional for 24 hours. The Company has identified 100% of known critical processes and activities and expects all business continuity plans to be complete by mid-December 1999. Additionally, the Company has formed an incident management team comprised of senior-level management personnel to evaluate and respond to business continuity issues. If a business continuity issue arises, the incident management team will dispatch emergency response teams who will be on call to remedy these issues from November 15, 1999 through January 15, 2000. Despite these efforts, the Company cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on the operating results or financial condition of the Company.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the following additional factors may affect the Company's future results:

We Have a Limited Operating History

    We incorporated in July 1994 and began offering products for sale on our Web site in July 1995. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by online commerce companies. As an online commerce company, we have an evolving and unpredictable business model, we face intense competition, we must effectively manage our growth and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

We Have an Accumulated Deficit and Anticipate Further Losses

    We have incurred significant losses since we began doing business. As of September 30, 1999, we had an accumulated deficit of $558.8 million. To succeed we must invest heavily in marketing and promotion and in developing our product, technology and operating infrastructure. In addition, the expenses associated with our recent acquisitions, and interest expense related to our outstanding notes, will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low product gross margins, so we need to generate and sustain substantially higher revenues in order to become profitable. Although our revenues have grown, we cannot sustain our current rate of growth. Our percentage growth rate will decrease in the future. For these reasons we believe that we will continue to incur substantial operating losses for the foreseeable future, and these losses may be significantly higher than our current losses.

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

    Our quarterly operating results will fluctuate for many reasons, including:

    o our ability to retain existing customers, attract new customers and satisfy our customers' demands,

    o our ability to acquire merchandise, manage our inventory and fulfill orders,

    o changes in gross margins of our current and future products, services and markets,

    o purchases of large quantities of toys, electronics products, home improvement products and software particularly in advance of the holidays for which demand may not materialize,

    o introduction of our new sites, services and products or those of competitors,

    o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

    o   timing of upgrades and developments in our systems and infrastructure,

    o   the level of traffic on our Web sites,

    o the effects of acquisitions and other business combinations, and related integration,

    o   technical difficulties, system downtime or Internet brownouts,

    o introductions of popular books, music selections, videos, toys, electronics products, home improvement products, software and other products or services, and our ability to properly anticipate demand,

    o the mix of books, music, videos, toys, electronics products, home improvement products, software and other products sold by us,

    o our ability to prevent fraud perpetrated by third parties through credit card transactions, Amazon.com payments transactions, and auction and zShops transactions,

    o   our level of merchandise returns, and

    o disruptions in service by common shipping carriers due to strikes or otherwise.

    The popularity of our auction and our zShops services, both of which permit anyone to offer merchandise for sale at Amazon.com, and of certain items offered through our auction and zShops services may vary over time due to perceived scarcity, subjective value, "fads" and consumer trends in general. If the popularity of our auction and zShops services or the items that are listed for sale declines, our revenues from these services will fall.

    Both seasonal fluctuations in Internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, toy, electronics and home improvement industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys and electronics businesses.

    For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

Intense Competition

    The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music, video, toy, electronics, home improvement and software industries are intensely competitive. Our current or potential competitors include:

    o online vendors of books, music, video, toys, electronics, home improvement products and software,

    o a number of indirect competitors, including Web portals and Web search engines, such as Yahoo! Inc. and America Online, Inc., that are involved in online commerce, either directly or in collaboration with other retailers,

    o online auction services, including eBay, Inc. and Yahoo! Auctions run by Yahoo!,

    o publishers, distributors and retail vendors of books, music, video and other products, including Barnes & Noble, Inc., Bertelsmann AG and other large specialty booksellers and media corporations, many of which possess significant brand awareness, sales volume and customer bases,

    o major store-based retailers of toys, other children's products and electronics,

    o   major store-based retailers of home improvement products,

    o   major store-based retailers of software and

    o traditional retailers and manufacturers who currently sell, or who may sell, products or services through the Internet, mail order or direct marketing.

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

    Competition in the Internet and online commerce markets probably will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. For example, "shopping agent" technologies, including our own "shopping agent" technology, All Products Search, permit customers to quickly compare our prices with those of our competitors. This increased competition may reduce our operating margins, diminish our market share or impair the value of our brand.

System Risks

    Customer access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our Web sites, increased sales volume and fully integrate our systems. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. In addition, our inventory management systems are not fully integrated with our financial reporting systems, and a significant amount of manual effort may be necessary to reconcile our inventory and other financial accounts.

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

We May Have Difficulty Managing Our Growth

    We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. We will expand our product and service offerings and our international operations and will pursue other market opportunities. We need to successfully execute our announced distribution center expansion plan and continue to improve our transaction-processing, operational and financial systems, procedures and controls. This expansion will continue to place a significant strain on our management, operational and financial resources. Our distribution center expansion plan may not be completed in time to meet the increase in demand expected for the holiday season in the fourth quarter. Because it is difficult to predict sales increases and lead times for developing distribution centers are long, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We will also need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and sometimes heavy products as part of the fulfillment of toy, electronics and home improvement orders. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

Risk of Entering New Business Areas

    We intend to expand our operations by promoting new or complementary products, services or sales formats and by expanding our product or service offerings. This will require significant additional expense and could strain our management, financial and operational resources. We cannot expect to benefit in these new markets from the first-to-market advantage that we experienced in the online book market. Our gross margins in these new business areas may be lower than our existing business activities. We may not be able to expand our operations in a cost-effective or timely manner. Any new business that our customers do not receive favorably could damage our reputation and the Amazon.com brand.

Risk of Distribution Center Expansion

    We are in the process of implementing our previously announced distribution center expansion plan. During the nine-month period ended September 30, 1999, we opened distribution centers in Nevada, Georgia, Kentucky, Kansas and North Dakota and announced plans to open new distribution centers in Kentucky, Germany and the United Kingdom. These distribution centers are or will be highly automated and we have no previous experience with automated distribution centers, as the two distribution centers in operation prior to 1999, in Washington and Delaware, were manually operated. The new distribution centers may fail to operate properly to ensure that customer demand is met, particularly during the fourth quarter of 1999.

    If we do not successfully expand our distribution operations to accommodate peak volumes or if distribution centers fail to operate properly, it could significantly limit our ability to meet customer demand. Our distribution center expansion may cause disruptions in our business. We are not experienced in coordinating and managing distribution operations in geographically distant locations.

Risks Related to the Fourth Quarter

    Because we expect a disproportionate amount of the our net sales to be realized during the holiday season in the fourth quarter of our fiscal year, we face significant risks in the fourth quarter. We may fail to accurately predict the optimal inventory levels at our distribution centers for the fourth quarter. If we do not sufficiently stock popular products during the fourth quarter and fail to meet customer demand, it could significantly impact our revenue. Because we have significantly increased inventory levels in anticipation of the fourth quarter, if we overstock products that are not popular with consumers we may be required to take significant inventory markdowns, most likely in the first quarter, which could reduce gross margins. A failure to optimize inventory at our distribution centers will negatively impact our shipping margins by requiring us to make partial shipments from two or more locations. In addition, we anticipate a negative impact on our shipping margins due to complimentary upgrades and split-shipments necessary to ensure timely delivery for the holiday season. Furthermore, if too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Finally, our new automated distribution centers may fail to operate properly to ensure customer demand is met in the fourth quarter.

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

Risks of Business Combinations and Strategic Alliances

    We plan to continue to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

    o difficulty assimilating the operations, technology and personnel of the combined companies,

    o   disruption of our ongoing business,

    o   problems retaining key technical and managerial personnel,

    o expenses associated with amortization of goodwill and other purchased intangible assets,

    o   additional operating losses and expenses of acquired businesses, and

    o impairment of relationships with existing employees, customers and business partners.

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

We Rely on a Small Number of Suppliers

    We purchase a majority of our book, music, and video titles from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc. Although we increased our direct purchasing from manufacturers during 1999, we continue to purchase a majority of our book, music, and video titles from these three suppliers. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We Face Inventory and Forecasting Risk with our Toy, Electronics, Home Improvement and Software Businesses

    The toy, electronics, home improvement and software businesses are difficult to manage and have inherent complexities that differ from those encountered in the book, music, and video businesses. Because we are a new participant in these markets, we do not yet have a basis to forecast product demand. Further, the acquisition of many of the toy, electronics, home improvement and software products that we offer involves a significant lead-time and up-front financial commitment.

    We will be exposed to significant inventory risks as a result of seasonality and rapid changes in product cycles, consumer tastes and "fads" in the market for such products. In order to achieve success in our toy, electronics, home improvement and software sales categories, we must seek to predict these trends and attempt neither to overstock unpopular nor understock popular products. The demand for products can change between the time they are ordered and the date of eventual sale. We will be particularly exposed to this risk in the first year of operations in our toy, electronics, home improvement and software businesses, particularly in anticipation of the holiday selling season.

    Our ability to negotiate satisfactory terms with manufacturers or suppliers so that we might stock certain "preferred" products or brands in the toy, electronics, home improvement and software businesses may be affected by our time of entry in such lines of business and the competitive positions of other physical stores and catalog and online retailers.

    In order to provide customers with a high quality experience and minimize the risk of stocking-out, we will carry a broad selection and significant inventory levels of toy, electronics, home improvement and software products. In the event that one or more of these products do not sell through in sufficient quantities to consumers at anticipated prices or during anticipated selling seasons, we may be required to markdown some of our prices or write down inventory, which will reduce our revenues and gross margins.

We Are Highly Leveraged

    We have significant indebtedness. As of September 30, 1999, we had indebtedness under senior discount notes, convertible subordinated notes, capitalized lease obligations and other asset financing totaling approximately $1.5 billion. We may incur substantial additional debt in the future. Our indebtedness could:

    o make it difficult to make principal and interest payments on the convertible subordinated notes and the senior discount notes,

    o make it difficult to obtain necessary financing for working capital, capital expenditures, debt service requirements or other purposes,

    o limit our flexibility in planning for, or reacting to, changes in our business and competition, and

    o make it more difficult for us to react in the event of an economic downturn.

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

Risks Associated With Domain Names

    We hold rights to various Web domain names, including "Amazon.com," "Amazon.co.uk," "Amazon.de" and "zShops.com." Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

Governmental Regulation and Legal Uncertainties

    At this time, we face general business regulations and laws or regulations regarding taxation and access to online commerce. For example, expanding our distribution center network or other aspects of our business may result in additional sales and other tax obligations. Regulatory authorities may adopt specific laws and regulations governing the Internet or online commerce. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on companies conducting business online. In addition, many states currently regulate "auctions" and "auctioneers" in conducting auctions and may regulate online auction services. These laws or regulations may impede the growth of the Internet or other online services. States may also regulate consumer to consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business. Moreover, it is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

Risks Related to Auction and zShops Services

    We may be unable to prevent users of our auction and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our auction and zShops users. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments, could harm our business.

    In running our auction and zShops services, we rely on sellers of goods to make accurate representations and provide reliable delivery and on buyers to pay the agreed purchase price. For our auction and zShops services, we do not take responsibility for delivery of payment or goods to any users of our services. While we can suspend or terminate the accounts of users of auctions or zShops who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

Risks Related to Fraud and Amazon.com Payments

    Although we have developed systems and processes to mitigate fraudulent credit card transactions, failure to prevent such fraud may impact our financial results. In addition, fraudulent activities by our auction and zShops users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us through our guarantee program. We guarantee payments made through Amazon.com Payments for both buyers and sellers and we may be unable to prevent users of Amazon.com Payments from fraudulently receiving goods when no payment will be made to a seller or fraudulently collecting payments when no goods will be shipped to a buyer. The law relating to the liability of providers of online payment services is currently unsettled. Our liability risk will increase as we encourage or require sellers to use Amazon.com Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon.com Payments could harm our business. In addition, the functionality of Amazon.com Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon.com Payments will not be viable (and our businesses that use Amazon.com Payments may not be viable).

Risk of Uncertain Protection of Intellectual Property

    Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by our licensees and us of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources.

Risks of Year 2000 Noncompliance

    We are in the process of assessing and remediating the year 2000 issues associated with the computer systems, software, other property and equipment we use. Our year 2000 readiness plan includes a multi-phased analysis of key information technology and non-information technology-related components of our business, operations and infrastructure. Many aspects of this phased approach are not yet complete. In particular, our testing phase is only 50% complete and failure to complete testing of mission-critical systems could harm our business. As part of the implementation of our year 2000 readiness plan, we will continue to inventory and identify all significant internal and external hardware, software and data chips to assess and evaluate the year 2000 preparedness of these systems, correct or convert our critical data-processing systems and information technology to recognize the year 2000, and test and evaluate the year 2000 compliance of previously non-compliant hardware, software and data chips. We cannot guarantee that we will be successful in our efforts to make our critical systems year 2000 compliant or that the year 2000 problem will not adversely affect our business.

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

Our Stock Price Is Highly Volatile

    The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended September 30, 1999 (as adjusted for the 3-for-1 split of our common stock on January 4, 1999 and the 2-for-1 split of our common stock on September 1, 1999), the reported closing price of our common stock on the NASDAQ National Market was as high as $105.0625 and as low as $42.75 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

    o   quarterly variations in operating results,

    o   announcements of innovations,

    o new products, services and strategic developments by us or our competitors, or business combinations and investments by us or our competitors,

    o   changes in our operating expense levels or losses,

    o changes in financial estimates and recommendations by securities analysts,

    o   performance by other online commerce companies, and

    o news reports relating to trends in the Internet, book, music, video, toys, electronics, home improvement products, software, auctions, consumer to consumer fixed price online markets, or other product or service industries.

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

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio and its long-term debt. The Company's entire investment portfolio is designated as available-for-sale, and accordingly is presented at fair value on the consolidated balance sheets. The Company has not utilized derivative financial instruments in its investment portfolio. The Company's long-term debt includes the Senior Discount Notes and the Convertible Notes. Long-term debt is stated at amortized cost on the consolidated balance sheets.

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

    The table below provides information about the Company's marketable securities, including principal cash flows for 1999 through 2003 and thereafter and the related weighted average interest yields.

    Market value amounts and other information as of September 30, 1999 are as follows (in thousands):

                                                                                                             AFTER
                                   1999           2000           2001           2002           2003           2003           TOTAL
                                 --------       --------       --------       --------       --------     -----------      --------
Asset-backed and agency
  securities(1) .............    $  1,249       $ 45,109       $103,995       $ 58,198       $ 28,988     $    95,990      $333,529
  Weighted average yield ....        5.61%          6.72%          6.75%          6.62%          6.79%           7.91%         7.05%
  Effective duration ........     0.0 yrs        0.7 yrs        1.2 yrs        1.1 yrs        1.8 yrs         3.2 yrs       1.7 yrs

Commercial paper and
  short-term obligations ....      45,713         11,641         23,601         28,746         11,911           6,527       128,139
  Weighted average yield ....        4.71%          6.44%          7.04%          7.39%          6.76%           6.83%         6.17%
  Effective duration ........     0.0 yrs        0.8 yrs        1.0 yrs        1.3 yrs        0.6 yrs         0.4 yrs       0.6 yrs

Treasury notes and bonds ....          --         12,360         23,709        182,857             --              --       218,926
  Weighted average yield ....          --           5.21%          5.21%          5.79%            --              --          5.70%
  Effective duration ........          --        0.8 yrs        1.5 yrs        1.4 yrs             --              --       1.3 yrs

Corporate notes and bonds ...       3,496         42,030        136,416             --             --              --       181,942
  Weighted average yield ....        5.92%          5.69%          5.98%            --             --              --          5.87%
  Effective duration ........     0.3 yrs        1.6 yrs        1.7 yrs             --             --              --       1.7 yrs

        Total portfolio .....    $ 50,458       $111,140       $287,721       $269,801       $ 40,899     $   102,517      $862,536
                                 ========       ========       ========       ========       ========     ===========      ========

----------

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

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      EXHIBIT
      NUMBER                                 TITLE
      -------                                -----
       10.1 +         Amazon.com, Inc. 1997 Stock Option Plan
                      (as restated on September 8, 1999)

       27.1           Financial Data Schedule


----------

+ Executive Compensation Plan or Agreement

    (b) Reports on Form 8-K

    On July 22, 1999, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the second quarter ended June 30, 1999 and two-for-one stock split.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMAZON.COM, INC. (Registrant)

DATED: November 15, 1999

                                   By: /s/ KELYN J. BRANNON
                                       ----------------------------------------
                                       Kelyn J. Brannon
                                       Vice President of Finance,
                                       and Chief Accounting Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                                 TITLE
      -------                                -----
       10.1 +         Amazon.com, Inc. 1997 Stock Option Plan
                      (as restated on September 8, 1999)

       27.1           Financial Data Schedule

----------

+ Executive Compensation Plan or Agreement