Form 10-K
period 1999-12-31
AMAZON COM INC
filed 2000-03-29
CIK 1018724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-22513

                                AMAZON.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      91-1646860
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                       1200 12TH AVENUE SOUTH, SUITE 1200
                         SEATTLE, WASHINGTON 98144-2734
                                 (206) 266-1000
 (ADDRESS, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

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

Aggregate market value of voting stock held by
  non-affiliates of the registrant as of February 29,
  2000......................................................  $12,806,989,091
Number of shares of common stock outstanding as of February
  29, 2000..................................................      349,517,423

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMAZON.COM, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   21
Item 6.   Selected Consolidated Financial Data........................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   23
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   30
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   57

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   57
Item 11.  Executive Compensation......................................   57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   57
Item 13.  Certain Relationships and Related Transactions..............   57

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   57
Signatures............................................................   60

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections. Actual results may differ materially from those expressed in forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

GENERAL

     Amazon.com, Inc. is the world's leading online retailer. We have served over 17 million customer accounts in over 150 countries. We directly offer for sale millions of distinct items in categories such as books, music, DVDs, videos, toys, electronics, software, video games and home improvement products. Through our marketplace services such as Amazon.com Auctions, zShops and sothebys.amazon.com, we have created Web-based marketplaces where buyers and sellers can enter into transactions with respect to a wide range of products. In addition to our US Web site, we currently have two internationally focused Web sites located at www.amazon.co.uk and www.amazon.de. We have also invested in and developed strategic commercial relationships with a number of selected e-commerce companies. We offer our customers a superior shopping experience by providing high value through selection, convenience, ease of use, low prices, product information and an intense focus on customer service. We are a proven technology leader, having developed electronic commerce innovations such as 1-Click technology, personalized shopping services, easy-to-use search and browse features, secure payment protections and wireless access to our stores. In 1999, we significantly expanded our distribution capabilities worldwide with the addition of eight new distribution centers comprising approximately four million square feet of warehouse and distribution space. These new facilities increase our control over the distribution process and facilitate our ability to deliver merchandise to customers on a reliable and timely basis.

     Amazon.com is principally organized into three operating segments. The US Books, Music and DVD/ video segment consists of the Company's US online stores for books, music and DVD/video. The Early-Stage Businesses and Other segment consists of the Company's US online stores for electronics, software, video games, toys and home improvement products, US marketplace services, and the Amazon.com Commerce Network. The International segment consists of all operations in Germany and the UK. See Note 14 of Notes to Consolidated Financial Statements incorporated by reference to Item 8 of Part II for additional information regarding our segments.

     Information contained on the Company's Web sites is not part of this Annual Report on Form 10-K.

     Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in Delaware. The Company's principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997, and its common stock is listed on the Nasdaq National Market under the symbol "AMZN."

     As used herein, "Amazon.com" includes Amazon.com, Inc. and its subsidiaries, unless the context requires otherwise.

BUSINESS STRATEGY

     Amazon.com seeks to be the world's most customer-centric company where customers can find and discover anything they may want to buy online. We intend to leverage our Internet platform to expand the range of products and services offered to our customers. This platform consists of strong brand recognition, a large and growing customer base, innovative technology, extensive and sophisticated distribution capabilities and significant e-commerce expertise. We believe that this platform allows us to launch new e-commerce businesses quickly, with a high quality of customer experience, economical incremental cost and good prospects for success. We also believe that this platform allows us to expand the range of products and services offered to our customers through relationships with strategic partners on terms that are attractive to our customers, our strategic partners and us.

PRODUCTS AND SERVICES

  General

     Since our inception in July 1995, we have rapidly expanded our product and service offerings and intend to continue to do so. Some of our product and service offerings and their related launch dates are set forth below:

    US PRODUCTS AND                         INTERNATIONAL PRODUCTS
  MARKETPLACE SERVICES     LAUNCH DATE     AND MARKETPLACE SERVICES     LAUNCH DATE
  --------------------     -----------     ------------------------     -----------
Books                     July 1995        UK and German Books         October 1998
Music                     June 1998        UK and German Music         October 1999
DVD/Video                 November 1998    UK and German Auctions      November 1999
Auctions                  March 1999       UK and German zShops        November 1999
Electronics               July 1999        UK and German DVD/Video     March 2000
Toys                      July 1999
zShops                    October 1999
Home Improvement          November 1999
Software                  November 1999
Video Games               November 1999
sothebys.amazon.com       November 1999

     In the past, we have offered our products and services primarily through our online retail stores. In March 1999, we introduced Amazon.com Auctions, the first of our marketplace services, which now also include sothebys.amazon.com and zShops. We have recently entered into agreements to expand the products and services we offer by allowing selected strategic partners to sell products and services under co-branded sections on the Amazon.com Web site. We refer to these new arrangements as the Amazon.com Commerce Network. Some of the products and services sold through the Amazon.com Commerce Network are described below under "Strategic Relationships."

     Our US online retail stores currently consist of books, music, DVD/video, toys, electronics, software, video games and home improvement. With the exception of books, which we launched in 1995, and music and DVD/video, which we launched in 1998, we launched all of our online stores in 1999. We anticipate new online store additions in 2000 and beyond.

     US Books, Music and DVD/Video Segment. We are the Internet's number one books, number one music and number one DVD/video retailer based upon our 1999 revenues. We currently offer an aggregate of over 13 million titles in books, music and DVD/video (as used herein, "titles" offered means the number of items offered in our catalogs). The US Books, Music and DVD/video segment had sales of $1.31 billion, $588.0 million and $147.8 million in 1999, 1998 and 1997, respectively.

     During 1999, we continued to enhance our Book Store by expanding selection and improving the customer experience. We created new specialty stores such as our professional and technical store, expanded our editorial content through partnerships with experts in certain fields and increased selection with the addition of millions of used and out-of-print titles.

     During 1999, our Music Store launched an improved classical musical store, enhanced its product recommendation services and added new features to promote independent artists via Amazon.com Advantage. Amazon.com became the first major online music retailer to dedicate an area of its store to free, full-length song downloads from established artists and major-label performers.

     Our DVD/video Store enjoyed strong revenue growth in 1999. In addition, our DVD/video Store continued its integration with our Internet Movie Database
(IMDb) Web site, a leading online information source for movie enthusiasts, created and hosted the official Web site for "American Beauty," winner of three Golden Globe(TM) awards, and began streaming exclusive outtake footage from motion pictures such as "The Blair Witch Project" and "Austin Powers: The Spy Who Shagged Me."

  Early-Stage Businesses and Other Segment

     Other US Retail. Amazon.com's other US online retail stores consist of electronics, software, video games, toys and home improvement.

     US Marketplace Services. Amazon.com's US marketplace services currently consist of Amazon.com Auctions, zShops and sothebys.amazon.com. Amazon.com Auctions allows buyers and sellers to conduct transactions with respect to a wide variety of products in an easy to use auction format. Amazon.com zShops allows individuals and businesses to offer popular as well as hard-to-find items to Amazon.com's customers. sothebys.amazon.com is an online auction site devoted to art, antiques and collectibles.

     During the fourth quarter of 1999, these marketplace services surpassed a combined 1 million registered users and 1.5 million listings. Since its launch in November 1999, sothebys.amazon.com has achieved average close rates, which are rates of actual purchases by customers bidding at the site, in excess of 50% and average auction closing prices of over $500.

     The participants in our marketplace services can use our Amazon.com Payments service, which allows individuals and small businesses to accept credit card payments through Amazon.com's 1-Click payment feature, thus eliminating the problems associated with checks and money orders.

     Amazon.com Commerce Network. We have recently entered into agreements to allow selected strategic partners to promote their products and services to our customers. These strategic partners are part of the Amazon.com Commerce Network and currently consist of Greenlight.com, an online source for auto purchasing in partnership with local dealerships; living.com, an online retailer of home products and services; drugstore.com, an online retail and information source for health, beauty, wellness, personal care and pharmacy; Audible, which delivers spoken audio over the Internet; Ashford.com, an online retailer of luxury and premium products; and NextCard, Inc., an online issuer of consumer credit cards. We believe that these arrangements will be attractive to Amazon.com customers as a result of the increase in product and service selection available on our site, to our strategic partners as a result of the potential growth of their customer base and brand awareness, and to us as a result of our ability to offer customers an expanded set of products and services and the financial benefits we receive.

     Revenue for the Early-Stage Businesses and Other segment in 1999 was $163.8 million. Amazon.com had no revenue from this segment in previous years.

     International Segment. We have two internationally focused Web sites located at www.amazon.co.uk and www.amazon.de. Each of amazon.co.uk and amazon.de was ranked the number one most visited e-commerce site and the number 10 most visited site overall in the UK and Germany, respectively, according to the Media Metrix ratings for Europe released in January 2000. Both of these sites were launched in October 1998 and currently have product and service offerings principally consisting of books, music, DVD/video, auctions and zShops. These international sites have the same look, feel and functionality as the US Web site, including 1-Click technology, personalized recommendations and product reviews, but offer content, products and services tailored to the local market. The amazon.de Web site is presented in the German language. We currently have distribution centers and customer service centers in the UK and Germany. We intend to expand the product and service offerings of these Web sites in the future. Revenue for the International segment was $167.7 million and $21.8 million in 1999 and 1998, respectively. Amazon.com had no revenue for this segment in 1997.

AMAZON.COM WEB SITES

     The key features of Amazon.com's Web sites include browsing, searching, useful product information, reviews, recommendations and personalization, broad selection, low prices, 1-Click technology, secure payment systems and availability and fulfillment. Our Web sites promote brand loyalty and repeat purchases by providing an inviting and satisfying experience that encourages customers to return frequently and to interact with other customers.

     Browsing. The Amazon.com sites offer visitors a variety of highlighted subject areas, styles and special features arranged in a simple, easy-to-use fashion intended to enhance product search and selection. In addition, the Web sites present a variety of products and services and topical information. To enhance the customers' shopping experience and increase sales, we feature a variety of products and services on a rotating basis throughout the stores.

     Searching. A primary feature of Amazon.com Web sites is their interactive, searchable catalogs of millions of books, music products, DVD/videos, toys, electronics, software, video games and home improvement products. We provide a variety of search tools to find desired products based on numerous search criteria. We license some of our catalog and other information from third parties.

     Reviews and Content. The Amazon.com online stores offer numerous forms of content to enhance the customer's shopping experience and encourage purchases. Various types of content are available for particular titles, including cover art, synopses, annotations, reviews by editorial staff and other customers, and interviews by authors and artists.

     Recommendations and Personalization. Personalization features include greeting customers by name, instant and personalized recommendations, personal notification services, and a number of other related features. Amazon.com's Wish List feature allows users to create an online wish list of desired products and services that others can reference for gift-giving purposes. We believe that personalization of a customer's shopping experience at our Web sites is an important element of the value proposition we offer to customers, and we intend to continue to enhance our personalized services.

     Other Web Site Services. The Amazon.com Web sites provide other services to make online shopping more enjoyable for our customers. In our Gift Ideas section, we feature a seasonally appropriate selection of gift ideas and services. In our Community section, we provide a gathering place where customers can share product information and recommendations. Through our e-Cards section, customers can send free animated electronic greeting cards to friends and family.

     1-Click Technology. Amazon.com provides customers with a streamlined ordering process using 1-Click technology. If a customer has previously activated 1-Click functionality, that customer can place an order by clicking one button without having to fill out an order form. The customer's shipping and billing information is automatically referenced on our secure server.

     Secure Credit Card Payment. Amazon.com seeks to keep its customers' information secure. Amazon.com secure server software encrypts customers' personal information, including credit card number, name and address, to protect against interception as the information travels over the Internet.

     Availability and Fulfillment. Many of our products are available for shipment within 24 hours, although some products take longer and some may not be available at all. Customers can select from a variety of delivery options, including overnight and various international shipping options, as well as gift-wrapping services. We use e-mail to notify customers of order status under various conditions and provide links to shipping carriers so that customers can track their shipments. We seek to provide rapid and reliable fulfillment of customer orders and to continue to improve our speed of availability and fulfillment.

     Remote Access. In October 1999, we launched Amazon.com Anywhere which allows Amazon.com customers to access the Amazon.com site from hand-held wireless devices, such as cellular phones and the Palm VII Connected Organizer, and to utilize features such as 1-Click purchasing and product-searching capabilities on their wireless devices.

     Return Policy. For the 30 days following receipt of a customer order, Amazon.com provides a full refund for any book in its original condition, any Amazon.com recommended book in any condition, any unopened music CD, DVD/video tape or software, and any other merchandise item in new condition, with its original packaging and accessories.

STRATEGIC RELATIONSHIPS

     We have entered into a number of strategic relationships with selected e-commerce companies. These relationships have generally consisted of our making, or having the future right to make, a minority investment in the companies and the entry into commercial agreements which vary in scope from customer advertising activities and links to recently announced deals involving the sale of products and services on co-branded sections of the Amazon.com Web site. In no case do we exercise control over the investee. Certain of our strategic relationships are listed below:

            COMPANY                                   NATURE OF BUSINESS
            -------                                   ------------------
Ashford.com....................  Online retailer of luxury and premium products
Audible........................  Internet-delivered spoken audio for PC-based listening or playback devices
Della.com......................  Online service for gift registry, gift advice and personalized gift suggestions
drugstore.com..................  Online retail and information source for health, beauty, wellness, personal care and pharmacy
Gear.com.......................  Online source for brand-name sporting goods at discount prices
Greenlight.com.................  Online auto purchasing in partnership with local dealerships
HomeGrocer.com.................  Online grocery-shopping and home-delivery service
Kozmo.com......................  Online one-hour delivery service for entertainment and convenience products
living.com.....................  Online retailer of home products and services
NextCard, Inc..................  Online issuer of consumer credit cards
Pets.com.......................  Online source for pet products, information and services
Sothebys.......................  Auction house in cooperation with which we maintain an online auction site devoted to art, antiques and
                                 collectibles

     We believe that these investments and commercial arrangements are attractive to us for a variety of reasons. First, our customers receive access to a wider range of products and services. Second, we are able to generate revenue from the strategic partners because we help them sell to the Amazon.com customer base. Third, we have the opportunity to participate in the future success of our strategic partners as a result of our ownership interest in such companies. We believe that our strategic partners are also well served as a result of the opportunity to grow their customer base quickly and build brand recognition.

MARKETING AND PROMOTION

     Amazon.com's marketing strategy is designed to strengthen the Amazon.com brand name, increase customer traffic to the Amazon.com Web sites, build customer loyalty, encourage repeat purchases and develop incremental product and service revenue opportunities.

     Amazon.com creatively applies technology to deliver personalized programs and services, as well as flexible merchandising. We employ a variety of media, business development and promotional methods to achieve these goals. We also benefit from public relations activities as well as online and traditional advertising, including radio, television and print media.

     We extend our market presence through our Associates Program, which enables associated Web sites to make products available to their audiences with order fulfillment by Amazon.com. As of February 29, 2000, approximately 430,000 Web sites have enrolled in the Associates Program.

CUSTOMER SERVICE

     We believe that our ability to establish and maintain long-term relationships with our customers and to encourage repeat visits and purchases depends, in part, on the strength of our customer service operations. We seek to achieve frequent communication with and feedback from our customers to continually improve the Amazon.com experience. Users can contact customer service representatives via telephone and e-mail

24 hours a day, 7 days a week. We have automated certain tools used by our customer service staff and have plans for further enhancements. As of December 31, 1999, we had customer service personnel working in five customer service centers located in Seattle and Tacoma, Washington; Slough, England; Regensburg, Germany; and Grand Forks, North Dakota. We plan to open additional customer service centers in Huntington, West Virginia and The Hague, Netherlands in 2000.

WAREHOUSING, INVENTORY, FULFILLMENT AND DISTRIBUTION

     We significantly expanded our US distribution infrastructure in 1999 with the addition of new distribution facilities in Fernley, Nevada; Coffeyville, Kansas; Campbellsville, Kentucky; Lexington, Kentucky; McDonough, Georgia; and Grand Forks, North Dakota. We also opened two new international distribution centers, one in the UK and one in Germany. On an aggregate basis, these eight new distribution centers comprised approximately four million square feet of warehouse space. The geographic coverage of these distribution centers and their capacity have dramatically improved our fulfillment capabilities and will allow us to continue to increase our volume. The new distribution centers also give us more control over the distribution process and facilitate our ability to deliver merchandise to customers on a reliable and timely basis. We now have a total of 10 distribution centers, including our facilities in Seattle, Washington, and New Castle, Delaware.

     We purchase products from a network of manufacturers, distributors, publishers and labels. For orders of books, music, DVD/video, software, video games and certain home improvement products that cannot be filled from our inventory, our proprietary software selects the orders that can be filled via electronic interfaces with vendors and, in some cases, forwards the remaining orders to our special orders group. This special orders group has developed customized information systems and consists of trained ordering personnel who specialize in hard-to-find products. Under our arrangements with certain distributors, electronically ordered products often are shipped to us by the distributor within hours of a receipt of an order from us. With the addition of new distribution centers and product lines, we are required to carry increased levels of inventory in order to be able to meet customer demand and ship products to customers on a timely basis.

SEASONALITY

     Both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, DVD/video, toy, electronics, software, video games and home improvement industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys and electronics businesses.

TECHNOLOGY

     We have implemented numerous Web site management, search, customer interaction, recommendation, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available, licensed technologies. Our current strategy is to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business and to license or acquire commercially developed technology for other applications where available and appropriate.

     We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders and ensuring proper shipment of products to customers based on various ordering criteria. Our transaction-processing systems handle millions of items, a number of different status inquiries, gift-wrapping requests and multiple shipment methods and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. Amazon.com Web sites also incorporate a variety of search and database tools.

     Systems administrators and network managers monitor and operate our Web sites, network operations and transaction-processing systems. The continued uninterrupted operation of our Web sites and transaction-processing systems is essential to our business, and our Web site operations staff works to make the sites as reliable as possible. We use the services of three Internet service providers to obtain connectivity to the Internet, both domestically and internationally, over multiple dedicated lines.

COMPETITION

     The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music, DVD/video, toy, electronics, software, video game and home improvement industries are intensely competitive. Our current or potential competitors include (1) online vendors of books, music, DVDs, videos, toys, electronics, software, video games, home improvement products and other products, (2) a number of indirect competitors, including Web portals and Web search engines, that are involved in online commerce, either directly or in collaboration with other retailers, (3) online auction services,
(4) Web-based retailers using alternative distribution capabilities and (5) publishers, distributors, manufacturers and physical-world retailers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing. We believe that the principal competitive factors in our market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability, speed of fulfillment, ease of use and our ability to adapt to changing conditions. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. We may not be able to compete successfully against these and future competitors.

INTELLECTUAL PROPERTY

     The Company regards its trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company has been issued a number of trademarks, service marks, patents and copyrights by US and foreign governmental authorities. The Company also has applied for the registration of other trademarks, service marks, copyrights and patents in the US and internationally. In addition, the Company has filed US and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks, patents, technology or copyrighted material, to third parties.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 7,600 full-time and part-time employees. The Company also employs independent contractors and temporary personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

  WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS

     We incorporated in July 1994 and began offering products for sale on our Web site in July 1995. Accordingly, we have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by online commerce companies. As an online commerce company, we have a rapidly evolving and unpredictable business model, we face intense competition, we must effectively manage our growth, and we must respond quickly to rapid changes in customer demands and industry standards. We may not succeed in addressing these challenges and risks.

  WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES

     We have incurred significant losses since we began doing business. As of December 31, 1999, we had an accumulated deficit of $882 million. We are incurring substantial operating losses and may continue to incur such losses for the foreseeable future. These losses may be significantly higher than our current losses. To succeed, we must invest heavily in marketing and promotion and in developing our product offerings and technology and operating infrastructure. In addition, the expenses associated with our recent and future acquisitions and investments and interest expense related to our outstanding notes will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low product gross margins, so we need to generate and sustain substantially higher revenues in order to become profitable. Our historical growth rates are not sustainable and our percentage growth rate will decrease in the future.

  OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD AFFECT OUR BUSINESS

     We have significant indebtedness. As of December 31, 1999, we had indebtedness under senior discount notes, convertible subordinated notes, capitalized lease obligations and other asset financing totaling approximately $1.48 billion. With the sale of our Premium Adjustable Convertible Securities(TM), also known as PEACS, in February 2000, we incurred additional debt of approximately $681 million. We may incur substantial additional debt in the future. Our indebtedness could:

     - make it difficult to make principal and interest payments on our debt,

     - make it difficult to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future,

     - limit our flexibility in planning for, or reacting to, changes in our business and competition, and

     - make it more difficult for us to react in the event of an economic downturn.

     We may not be able to meet our debt service obligations. If our cash flow is inadequate to meet our obligations, we may face substantial liquidity problems. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. This would permit our creditors to accelerate the maturity of our indebtedness. In addition, the PEACS are denominated in euros, not dollars, and the exchange ratio between the euro and the dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the euro/dollar exchange ratio may adversely affect us, including by potentially triggering certain reset provisions in the PEACS that would lower the conversion price.

  WE CANNOT ACCURATELY FORECAST REVENUES OF OUR BUSINESS. WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS. OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATION. FUTURE FLUCTUATIONS IN OPERATING RESULTS OR REVENUE SHORTFALLS COULD ADVERSELY AFFECT OUR SUCCESS

     Due to our limited operating history and the unpredictability of our industry, we cannot accurately forecast our revenues. We base our current and future expense levels on our investment plans and estimates of future revenues. Our expenses are to a large extent fixed. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Further, we may make pricing, purchasing, service, marketing, acquisition, investment or financing decisions that could adversely affect our business results.

     Our quarterly operating results will fluctuate for many reasons, including:

     - our ability to retain existing customers, attract new customers and satisfy our customers' demands,

     - our ability to acquire merchandise, manage our inventory and fulfill orders,

     - changes in gross margins of our current and future products, services and markets,

     - our ability to introduce, and the timing of introductions by us and our competitors of, popular books, music selections, DVDs, videos, toys, electronics products, software, video games, home improvement products and other products or services, and our ability to properly anticipate demand,

     - purchases of large quantities of toys, electronics products, software, video games, home improvement products and other products, particularly in advance of the holidays, for which demand may not materialize,

     - introduction of our new Web sites, services and products or those of competitors,

     - termination of Web sites, service offerings and/or product sales that we determine are not viable,

     - changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

     - timing of upgrades and developments in our systems and infrastructure,

     - the level of traffic on our Web sites,

     - the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

     - technical difficulties, system downtime or Internet brownouts,

     - the mix of books, music products, DVDs, videos, toys, electronics products, software, video games, home improvement products and other products we sell,

     - the mix of revenues derived from products as compared to services,

     - our inability to prevent fraud perpetrated by third parties through credit card transactions, Amazon.com Payments transactions, and auction and zShops transactions,

     - our level of merchandise and vendor returns, and

     - disruptions in service by common shipping carriers due to strikes or otherwise.

     Both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, DVD/video, toy, electronics and home improvement industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys, electronics and video games businesses.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

 WE COULD LOSE SUBSTANTIAL MARKET SHARE IF WE DO NOT KEEP UP WITH THE INTENSE COMPETITION IN THE ONLINE COMMERCE MARKET

     The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music, DVD/video, toy, electronics, software, video game and home improvement industries are intensely competitive. Our current or potential competitors include:

     - online vendors of books, music, DVDs, videos, toys, electronics, software, video games, home improvement products, and other products,

     - a number of indirect competitors, including Web portals and Web search engines, that are involved in online commerce, either directly or in collaboration with other retailers,

     - online auction services,

     - Web-based retailers using alternative distribution capabilities, and

     - publishers, distributors, manufacturers and physical-world retailers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing.

     We believe that the principal competitive factors in our market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability, speed of fulfillment, ease of use and our ability to adapt to changing conditions.

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

     As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet and online commerce markets will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace may facilitate competitive entry and comparison shopping and render it inherently more competitive than conventional retailing formats. For example, "shopping agent" technologies permit customers to quickly compare our prices with those of our competitors. This increased competition may reduce our operating margins, diminish our market share or impair the value of our brand.

 WE MAY EXPERIENCE SYSTEM INTERRUPTIONS, WHICH AFFECT THE VOLUME OF ORDERS WE FULFILL AND THEREFORE OUR REVENUES, AND MAY AFFECT OUR BRAND NAME, AND OUR SYSTEMS ARE NOT FULLY INTEGRATED AND ARE NOT REDUNDANT

     Customer access to our Web sites directly affects the volume of orders we fulfill and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume and to fully integrate our systems. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain. In addition, our inventory management systems are not fully integrated with our financial reporting systems, and a significant amount of manual effort may be necessary to reconcile our inventory and other financial accounts.

     We maintain substantially all of our computer and communications hardware at a single leased facility in Seattle, Washington. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have backup systems or a formal disaster recovery plan, and we may not have sufficient business interruption insurance to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services and accepting and fulfilling customer orders.

 OUR PLANNED GROWTH WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES

     We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. This expansion will continue to place a significant strain on our management, operational and financial resources. We need to successfully execute our expansion of our distribution centers and customer service centers and continue to improve our transaction-processing and operational and financial systems, procedures and controls. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

 WE FACE SIGNIFICANT INVENTORY RISK ARISING OUT OF CHANGES IN CONSUMER DEMAND AND PRODUCT CYCLES. WE FACE ADDITIONAL INVENTORY RISKS BECAUSE OUR INVENTORY MANAGEMENT SYSTEMS ARE NOT WELL INTEGRATED AND BECAUSE CERTAIN OF OUR OPERATIONAL PROCESSES ARE MANUAL

     We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. These issues are particularly pronounced with respect to our inventory of products that are based on current trends, like toys. A failure to optimize inventory will harm our shipping margins by requiring us to make partial shipments from one or more locations.

     We may also be exposed to inventory risk if we are unable to negotiate satisfactory terms and conditions with our manufacturers, distributors and other suppliers. The acquisition of certain types of inventory, or inventory from certain sources, may require a significant lead-time and pre-payment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of products, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

     We are also exposed to significant inventory risks because our inventory forecasting, purchasing, receiving, reconciliation, accounting and payment systems are not well developed and are not well integrated. The lack of systems integration makes it a difficult and manual process to receive inventory, reconcile inventory invoices to purchase orders, account for inventory efficiently, request refunds from suppliers and pay supplier invoices. In addition, certain manual operational processes further complicate our ability to manage inventory efficiently.

     Any one of the factors set forth above may require us to mark-down or write-off inventory. Substantial inventory mark-downs or write-offs will decrease gross margins. In the fourth quarter of 1999, we incurred inventory-related charges which significantly decreased our gross margins.

 ENTERING NEW BUSINESS AREAS WILL REQUIRE SIGNIFICANT EXPENSE AND COULD STRAIN MANAGEMENT, FINANCIAL AND OPERATIONAL RESOURCES

     We intend to expand our operations by promoting new or complementary products, services or sales formats and by expanding our product or service offerings. This will require significant additional expense and could strain our management, financial and operational resources. We cannot expect to benefit in these new markets from the first-to-market advantage that we experienced in the online book market. Our gross margins in these new business areas may be lower than our existing business activities. In addition, we may have limited or no experience in these new business areas. We may not be able to expand our operations in a cost-effective or timely manner. Any new business that our customers do not receive favorably could damage our reputation and brand name.

  IF WE DO NOT SUCCESSFULLY EXPAND AND OPERATE OUR DISTRIBUTION CENTERS, OUR BUSINESS COULD BE HARMED

     If we do not successfully expand our distribution operations to accommodate peak volumes, or if our distribution centers fail to operate properly, it could significantly limit our ability to meet customer demand. During the fiscal year ended December 31, 1999, we added distribution centers in Nevada, Georgia, Kentucky, Kansas, North Dakota, Germany and the UK. Most of these distribution centers are or will be highly automated, and we have had limited experience with automated distribution centers. The two distribution centers we operated prior to 1999, in Washington and Delaware, are manually operated. We are not experienced in coordinating and managing distribution operations in geographically distant locations. Because it is difficult to predict sales increases and lead times for developing distribution centers are long, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We also need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and heavy products as part of the fulfillment of toy, electronics, home improvement and other product orders.

 THE DISPROPORTIONATE AMOUNT OF OUR NET SALES THAT WE EXPECT TO REALIZE DURING THE FOURTH QUARTER OF OUR FISCAL YEAR PLACES SIGNIFICANT STRAIN ON OUR BUSINESS

     Because we expect a disproportionate amount of our net sales to be realized during the holiday season in the fourth quarter of our fiscal year, we face significant risks in the fourth quarter. We may fail to accurately predict the optimal inventory levels at our distribution centers for the fourth quarter. If we do not stock popular products in sufficient amounts during the fourth quarter and fail to meet customer demand, it could significantly impact our revenue and our future growth. If we overstock products, we may be required to take significant inventory mark-downs or write-offs, which could reduce gross margins. In the fourth quarter of 1999, we incurred inventory-related charges, which significantly decreased our gross margins. A failure to optimize inventory at our distribution centers will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades and split-shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services, and may also harm our brand. In addition, we may be unable to adequately staff our distribution and customer service centers during these peak periods. Finally, our new automated distribution centers may fail to operate properly, which will interfere with our ability to meet customer demand.

  WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO EXPAND INTO INTERNATIONAL MARKETS

     We plan to expand our presence in international markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. Our revenues from international activities may not offset the expense of establishing and maintaining foreign operations and therefore may never be profitable.

     Our international sales and operations are subject to a number of risks inherent in selling and operating abroad, including, but not limited to, risks with respect to:

     - currency exchange rate fluctuations,

     - local economic and political conditions,

     - disruptions of capital and trading markets,

     - restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and custom duties and tariffs),

     - changes in legal or regulatory requirements,

     - import or export licensing requirements,

     - limitations on the repatriation of funds,

     - difficulty in obtaining distribution and support,

     - nationalization,

     - laws and policies of the US affecting trade, foreign investment and loans, and

     - tax and other laws.

     As the international online commerce market continues to grow, competition in this market will likely intensify. We may have to compete with local companies who understand the local markets better than we do and who have better local brand name recognition than we do. In addition, governments in foreign jurisdictions may regulate the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect our ability to conduct business internationally. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth in international markets.

 OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN MAKING AND INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES

     We plan to continue to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

     - difficulty assimilating the operations, technology and personnel of combined companies,

     - disruption of our ongoing business, including loss of management focus on existing businesses and other market developments,

     - problems retaining key technical and managerial personnel,

     - expenses associated with amortization of goodwill and other purchased intangible assets,

     - additional operating losses and expenses of acquired businesses,

     - impairment of relationships with existing employees, customers and business partners, and

     - losses that may arise from our equity investments.

     We may not succeed in addressing these risks.

     As part of our business strategy, we intend to increase the number of our strategic investments and alliances with online commerce businesses and other companies pursuant to which they pay us licensing or other fees, such as fees to establish co-branded stores on our Web sites or to participate in our auction or zShops services. While we believe these arrangements will have a positive impact on our results of operations, particularly our gross margins, this strategy may not be successful and these transactions create additional risk. For example, for strategic alliances where we create a co-branded store on our Web site, we may experience difficulty integrating the other company's systems to create a seamless customer experience, the other company may be unable to pay amounts owed to us in the future and we may suffer harm to our brand if the other company fails to meet our standards for customer service, Web site performance and privacy, which would decrease customer satisfaction with our Web sites. In addition, because we often take a portion of our fees for establishing a co-branded store in shares of capital stock of the other company, we may never realize the full value of that portion of the fee.

     We may not be able to make business combinations and strategic investments that are acceptable to us. If not, our gross margins may not improve and may even deteriorate. In addition, the businesses we have acquired, and in the future may acquire, may incur operating losses.

  WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS

     Technology in the online commerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Web sites and proprietary technology obsolete. To succeed, we must enhance our Web site responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

  THE LOSS OF OUR SENIOR MANAGEMENT COULD NEGATIVELY AFFECT OUR BUSINESS.

     We depend on the continued services and performance of our senior management and other key personnel, particularly Jeffrey P. Bezos, our chief executive officer and chairman of the board. We do not have "key person" life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

 WE RELY ON A SMALL NUMBER OF SUPPLIERS; OUR BUSINESS WOULD BE HARMED IF OUR CURRENT SUPPLIERS STOP SELLING MERCHANDISE TO US ON ACCEPTABLE TERMS

     Although we increased our direct purchasing from manufacturers during 1999, approximately 30% of all of our purchases during 1999 were from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc., from which we purchase book, music, DVD and video titles. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

  WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN APPROPRIATE DOMAIN NAMES

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

  THE LONG-TERM VIABILITY OF THE INTERNET AS A MEDIUM FOR COMMERCE IS NOT
CERTAIN

     Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. The increased use of the Internet as a medium for commerce raises concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet does not continue to grow, or grows at a slower rate than we anticipate, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business would be harmed.

  WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL

     As we enter new lines of business, we may increasingly sell products, such as toys and home improvement products, that may increase our exposure to product liability claims relating to personal injury, death or property damage caused by such products, and that may require us to take actions such as product recalls. We maintain liability insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, if at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

  GOVERNMENT REGULATION OF INTERNET COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM OUR BUSINESS

     We are subject to general business regulations and laws or regulations regarding taxation and access to online commerce. These laws or regulations may impede the growth of the Internet or other online services. Regulatory authorities may adopt specific laws and regulations governing the Internet or online commerce. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on companies conducting business online, both in the US and internationally. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may harm our business.

     In addition, many states currently regulate "auctions" and "auctioneers" in conducting auctions and may regulate online auction services. States may also regulate consumer-to-consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

  WE COULD BE REQUIRED TO COLLECT TAXES ON THE PRODUCTS WE SELL

     In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. In addition, we collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk and www.amazon.de and shipped into European Union member countries. Our new distribution center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in electronic commerce as we do. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

     Recent federal legislation limits the imposition of US state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, US state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by US state and local governments would create administrative burdens for us and could reduce one competitive advantage that the purchase of goods over the Internet now possesses.

     The European Commission is currently evaluating its VAT position on electronic commerce transactions. It is possible that future VAT legislation in the European Union or changes to our business model may result in additional VAT collection obligations and administrative burdens.

  WE COULD BE LIABLE FOR UNLAWFUL OR FRAUDULENT ACTIVITIES BY USERS OF OUR AUCTION AND ZSHOPS SERVICES

     We may be unable to prevent users of our auction and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our auction and zShops users. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business.

     In running our auction and zShops services, we rely on sellers of goods to make accurate representations and provide reliable delivery and on buyers to pay the agreed purchase price. For our auction and zShops services, we do not take responsibility for delivery of payment or goods and while we can suspend or terminate the accounts of users of auctions or zShops who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under the guarantee program, fraudulent activities by our auction and zShops users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

 WE COULD BE LIABLE FOR BREACHES OF SECURITY ON OUR WEB SITE AND FRAUDULENT ACTIVITIES OF USERS OF OUR AMAZON.COM PAYMENTS PROGRAM

     A fundamental requirement for electronic commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may impact our financial results.

     The law relating to the liability of providers of online payment services is currently unsettled. We guarantee payments made through Amazon.com Payments up to certain limits for both buyers and sellers, and we may be unable to prevent users of Amazon.com Payments from fraudulently receiving goods when payment may not be made to a seller or fraudulently collecting payments when goods may not be shipped to a buyer. Our liability risk will increase as a larger fraction of our sellers use Amazon.com Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon.com Payments or otherwise could harm our business. In addition, the functionality of Amazon.com Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon.com Payments will not be viable (and our businesses that use Amazon.com Payments may not be viable).

  WE COULD BE SUBJECT TO RISKS ASSOCIATED WITH INFORMATION POSTED ON OUR WEB SITE BY THIRD PARTIES

     Our Web site features customer reviews of the products we sell and customer ratings of sellers on our auctions and zShops sites. Although these reviews and ratings are generated by customers and not by us, it is possible that a claim could be made against us for reviews and ratings posted on our Web site. If we become liable for information posted on our Web site by customers, we could be harmed and may be forced to discontinue certain services.

  WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR MAY BE ACCUSED OF INFRINGING INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

     We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have been issued a number of trademarks, service marks, patents and copyrights by US and foreign governmental authorities. We also have applied for the registration of some other trademarks, service marks, copyrights and patents in the US and internationally. In addition, we have filed US and international patent applications covering certain of our proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available online. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

     Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by our licensors and us of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain a license from third parties who allege that we have infringed their rights, but such license may not be available on terms acceptable to us, or at all.

  WE CANNOT BE SURE THAT THE YEAR 2000 PROBLEM WILL NOT AFFECT OUR BUSINESS

     Thus far, we have had no significant problems related to year 2000 issues associated with the computer systems, software, other property and equipment we use. However, we cannot guarantee that the year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Implications."

  OUR STOCK PRICE IS HIGHLY VOLATILE

     The trading price of our common stock fluctuates significantly. For example, during the fiscal year ended December 31, 1999 (as adjusted for the 3-for-1 split of our common stock on January 4, 1999 and the 2-for-1 split of our common stock on September 1, 1999), the reported sale price of our common stock on the NASDAQ National Market was as high as $113.00 and as low as $41.00 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

     - quarterly variations in operating results,

     - announcements of innovations,

     - new products, services and strategic developments by us or our competitors, or business combinations and investments by us or our competitors,

     - changes in our operating expense levels or losses,

     - changes in financial estimates and recommendations by securities analysts,

     - performance by other online commerce companies, and

     - news reports relating to trends in the Internet, book, music, DVD/video, toys, electronics, software, video game, home improvement products, auctions, consumer-to-consumer fixed price online markets, or other product or service industries.

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

EXECUTIVE OFFICERS AND DIRECTORS

     The following tables set forth certain information regarding the executive officers and Directors of the Company as of March 23, 2000:

EXECUTIVE OFFICERS

                    NAME                      AGE                     POSITION
                    ----                      ---                     --------
Jeffrey P. Bezos............................  36    Founder, Chief Executive Officer and Chairman
                                                    of the Board
Joseph Galli, Jr............................  41    President and Chief Operating Officer
Warren C. Jenson............................  42    Senior Vice President, Chief Financial
                                                    Officer and Chief Accounting Officer
John D. Risher..............................  34    Senior Vice President and General Manager, US
                                                    Retail Group
Diego Piacentini............................  39    Senior Vice President and General Manager,
                                                    International
Richard L. Dalzell..........................  42    Vice President and Chief Information Officer
Mark J. Britto..............................  35    Vice President, Strategic Alliances
Jeffrey A. Wilke............................  33    Vice President and General Manager,
                                                    Operations
Mark S. Peek................................  42    Vice President, Finance

     JEFFREY P. BEZOS. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President from founding until June 1999 and Treasurer and Secretary from May 1996 to March 1997. From December 1990 to June 1994, Mr. Bezos was employed by D.E. Shaw & Co., a Wall Street investment firm, becoming Senior Vice President in 1992. From April 1988 to December 1990, Mr. Bezos was employed by Bankers Trust Company, becoming Vice President in February 1990. Mr. Bezos is also a director of drugstore.com, inc. Mr. Bezos received his B.S. in Electrical Engineering and Computer Science from Princeton University.

     JOSEPH GALLI, JR. Mr. Galli joined Amazon.com in June 1999 as President and Chief Operating Officer. From 1980 until June 1999, Mr. Galli held a variety of positions with The Black and Decker Corporation, culminating as president of Black and Decker's Worldwide Power Tools and Accessories. As president, he supervised the marketing, sales, manufacturing, engineering, finance, MIS, purchasing and product service departments. Mr. Galli received a B.S. in Business Administration from the University of North Carolina and an M.B.A. from Loyola College.

     WARREN C. JENSON. Mr. Jenson joined Amazon.com in September 1999 as Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Before joining Amazon.com, Mr. Jenson was the Chief Financial Officer and Executive Vice President for Delta Air Lines from April 1998 to September 1999. From September 1992 to April 1998, Mr. Jenson served as Chief Financial Officer and Senior Vice President for the National Broadcasting Company (NBC), a subsidiary of General Electric, and participated in efforts to develop MSNBC, the cable-Internet joint news venture between NBC and Microsoft. Mr. Jenson earned his Masters of Accountancy -- Business Taxation, and B.S. in Accounting from Brigham Young University.

     JOHN D. RISHER. Mr. Risher has served Amazon.com as Senior Vice President and General Manager, US Retail Group since February 2000. Mr. Risher joined Amazon.com in February 1997 as Vice President of Product Development. Mr. Risher served as Senior Vice President of Product Development from November 1997 to February 2000 and as Vice President of Product Development from February 1997 to November 1997. From July 1991 to February 1997, Mr. Risher held a variety of marketing and project management positions at Microsoft Corporation, including Team Manager for Microsoft Access and Founder and Product Unit Manager for MS Investor, Microsoft's Web site for personal investment. Mr. Risher received his B.A. in Comparative Literature from Princeton University and his M.B.A. from Harvard Business School.

     DIEGO PIACENTINI. Mr. Piacentini joined Amazon.com as Senior Vice President and General Manager, International in February 2000. From April 1997 until joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe of Apple Computer, Inc., with responsibility for Apple Computer's operations in Europe, the Middle East and Africa. From April 1996 to April 1997, Mr. Piacentini was European Sales Director of Apple Computer, Inc. From May 1995 until April 1996, Mr. Piacentini was General Manager of Apple Computer's Italy operations, and before that, from September 1994 to May 1995, Mr. Piacentini was Apple Computer's Sales Director for Italy. Mr. Piacentini joined Apple Computer in 1987. Prior to that time he held a financial management position at Fiatimpresit in Italy. Mr. Piacentini received a degree in Economics from Bocconi University in Milan, Italy in 1985.

     RICHARD L. DALZELL. Mr. Dalzell joined Amazon.com in August 1997 as Vice President and Chief Information Officer. From February 1990 to August 1997, Mr. Dalzell held several management positions within the Information Systems Division at Wal-Mart Stores, Inc., including Vice President of Information Systems from January 1994 to August 1997. From 1987 to 1990, Mr. Dalzell acted as the Business Development Manager for E-Systems, Inc. Prior to joining E-Systems, Inc. he served seven years in the United States Army as a teleprocessing officer. Mr. Dalzell received a B.S. in Engineering from the United States Military Academy, West Point.

     MARK J. BRITTO. Mr. Britto has served as Vice President, Strategic Alliances since August 1999. From June 1999 to August 1999, Mr. Britto served as Director of Business Development. Mr. Britto joined Amazon.com in June 1999 as part of the acquisition of Accept.com, which he co-founded in October 1998 and served as a Vice President. From October 1994 through October 1998, Mr. Britto was Executive Vice President of Credit Policy at FirstUSA Bank, where he was responsible for their credit risk management practice. Prior to that, he served as Senior Vice President of Risk Management at NationsBank. Mr. Britto received an M.S. in Operations Research and a B.S. in Industrial Engineering and Operations Research from the University of California at Berkeley.

     JEFFREY A. WILKE. Mr. Wilke has served as Vice President and General Manager, Operations since September 1999. Previously, Mr. Wilke held a variety of positions at AlliedSignal from 1995 to 1999, including Vice President and General Manager of the Pharmaceutical Fine Chemicals unit from March 1999 to September 1999 and General Manager of the Carbon Materials and Technologies unit from August 1997 to February 1999. Prior to his employment at AlliedSignal, he was an information technology consultant with Andersen Consulting. He received a B.S.E. in chemical engineering from Princeton University and has an M.B.A. and Master of Science in chemical engineering from the Massachusetts Institute of Technology.

     MARK S. PEEK. Mr. Peek joined Amazon.com in March 2000 as Vice President, Finance, and has been selected to become Chief Accounting Officer beginning April 1, 2000. Prior to joining Amazon.com, Mr. Peek was, since 1990, a partner at the independent public accounting firm of Deloitte & Touche LLP where he served as lead partner for a number of that firm's multi-national technology clients. Mr. Peek joined Deloitte & Touche in 1980. Mr. Peek received a B.S. in Accounting, Economics and International Business in 1980 from Minnesota State University.

BOARD OF DIRECTORS

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Jeffrey P. Bezos........................  36    Founder, Chief Executive Officer and Chairman of
                                                the Board
Joseph Galli, Jr........................  41    President and Chief Operating Officer
Tom A. Alberg...........................  60    Managing Director of Madrona Venture Group, L.L.C.
Scott D. Cook...........................  47    Chairman of the Executive Committee of Intuit, Inc.
L. John Doerr...........................  48    General Partner, Kleiner Perkins Caufield & Byers
Patricia Q. Stonesifer..................  43    Co-Chair of the Bill and Melinda Gates Foundation

ITEM 2. PROPERTIES

     The Company does not own any real estate. Its principal office facilities in the US are located in several leased facilities in Seattle, Washington under leases that expire in August 2000 through September 2009. The Company's office facilities in the US comprise a total of approximately 730,000 square feet. The Company's warehousing and fulfillment operations for its US Books, Music and DVD/video segment and its Early-Stage Businesses and Other segment are housed in eight distribution centers located in Seattle, Washington; New Castle, Delaware; Fernley, Nevada; Lexington, Kentucky; Campbellsville, Kentucky; McDonough, Georgia; Coffeyville, Kansas and Grand Forks, North Dakota. These distribution centers comprise a total of approximately 3.8 million square feet. The Seattle and Delaware distribution center leases expire in October 2000 and October 2002, respectively, and the remaining distribution center leases expire from 2008 through 2015.

     The Company leases additional properties in Europe for its International segment, including approximately 121,000 square feet of office space in Germany and the UK and a distribution center in each country with a combined 690,000 square feet of available space. The UK subsidiary will begin leasing an additional 500,000 square feet of distribution center space in Marston Gate, England in April 2000. The lease for the German distribution center, located in Bad Hersfeld, Germany, expires in December 2009. The lease for the new Marston Gate distribution center expires in March 2025.

ITEM 3. LEGAL PROCEEDINGS

     In January and February 2000, three federal class action lawsuits were filed against the Company and its wholly owned subsidiary, Alexa Internet. The lawsuits, entitled Newby v. Alexa Internet and Amazon.com, Inc. (filed January 6, 2000, in the Northern District of California), Bieles v. Alexa Internet and Amazon.com (filed January 14, 2000, in the Northern District of California), and Supnick v. Amazon.com and Alexa

Internet (filed February 11, 2000, in the Western District of Washington), allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory, and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits. In addition, the Federal Trade Commission has requested information and documents regarding Alexa Internet's practices and has opened a formal investigative file in connection with its inquiry. The Company is cooperating voluntarily with the Federal Trade Commission's investigation.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

     The common stock is traded on the Nasdaq National Market under the symbol "AMZN." The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                             HIGH       LOW
                                                            -------    ------
Year ended December 31, 1998
  First Quarter...........................................  $  7.35    $ 4.15
  Second Quarter..........................................    17.46      6.43
  Third Quarter...........................................    24.50     10.83
  Fourth Quarter..........................................    60.31     13.33
Year ended December 31, 1999
  First Quarter...........................................  $ 99.56    $42.13
  Second Quarter..........................................   110.63     44.88
  Third Quarter...........................................    85.00     41.00
  Fourth Quarter..........................................   113.00     61.00

     The prices in this table have been adjusted to reflect the 2-for-1 stock split effected June 1, 1998, the 3-for-1 stock split effected January 4, 1999, and the 2-for-1 stock split effected September 1, 1999.

 Holders

     As of February 29, 2000, there were 3,981 stockholders of record of the common stock, although there is a much larger number of beneficial owners.

 Dividends

     We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are restricted from paying cash dividends under our senior discount notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

                                                                YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                  1999         1998         1997       1996        1995
                                               ----------    ---------    --------    -------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Net sales....................................  $1,639,839    $ 609,819    $147,787    $15,746    $    511
Cost of sales................................   1,349,194      476,155     118,969     12,287         409
                                               ----------    ---------    --------    -------    --------
Gross profit.................................     290,645      133,664      28,818      3,459         102
Operating expenses:
  Marketing and sales........................     413,150      132,654      40,077      6,081         200
  Technology and content.....................     159,722       46,424      13,384      2,377         171
  General and administrative.................      70,144       15,618       6,741      1,408          35
  Stock-based compensation...................      30,618        1,889       1,211         36          --
  Amortization of goodwill and other
    intangibles..............................     214,694       42,599          --         --          --
  Merger, acquisition and investment-related
    costs....................................       8,072        3,535          --         --          --
                                               ----------    ---------    --------    -------    --------
      Total operating expenses...............     896,400      242,719      61,413      9,902         406
                                               ----------    ---------    --------    -------    --------
Loss from operations.........................    (605,755)    (109,055)    (32,595)    (6,443)       (304)
Interest income..............................      45,451       14,053       1,901        202           1
Interest expense.............................     (84,566)     (26,639)       (326)        (5)         --
Other income, net............................       1,671           --          --         --          --
                                               ----------    ---------    --------    -------    --------
      Net interest income (expense) and
         other...............................     (37,444)     (12,586)      1,575        197           1
                                               ----------    ---------    --------    -------    --------
Loss before equity in losses of equity-method
  investees..................................    (643,199)    (121,641)    (31,020)    (6,246)       (303)
Equity in losses of equity-method
  investees..................................     (76,769)      (2,905)         --         --          --
                                               ----------    ---------    --------    -------    --------
Net loss.....................................  $ (719,968)   $(124,546)   $(31,020)   $(6,246)   $   (303)
                                               ==========    =========    ========    =======    ========
Basic and diluted loss per share(2)..........  $    (2.20)   $   (0.42)   $  (0.12)   $ (0.03)   $  (0.00)
                                               ==========    =========    ========    =======    ========
Shares used in computation of basic and
  diluted loss per share(2)..................     326,753      296,344     260,682    222,542     172,728
                                               ==========    =========    ========    =======    ========

                                                                        DECEMBER 31,
                                                    -----------------------------------------------------
                                                       1999        1998        1997       1996      1995
                                                    ----------    -------    --------    ------    ------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash..............................................  $  116,962    $25,561    $  1,876    $  864    $  804
Marketable securities.............................     589,226    347,884     123,499     5,425       192
Working capital...................................     273,243    262,679      93,158     1,698       920
Total assets......................................   2,471,551    648,460     149,844     8,434     1,084
Long-term debt....................................   1,466,338    348,140      76,702        --        --
Stockholders' equity..............................     266,278    138,745      28,591     2,943       977

---------------
(1) Reflects restatement for pooling of interests. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2) For further discussion of loss per share see Notes 1 and 10 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. This following discussion includes forward-looking statements regarding expectations of future profitability of the US books business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the rate of growth of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, risks of inventory management, and risks of distribution and fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company's actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business -- Additional Factors That May Affect Future Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

RESULTS OF OPERATIONS

  Net Sales

                                 1999       % CHANGE      1998      % CHANGE      1997
                              ----------    --------    --------    --------    --------
                                                    (IN THOUSANDS)
Net sales...................  $1,639,839      169%      $609,819      313%      $147,787

     Net sales include the selling price of products sold by us, net of returns and gift certificate discounts, and also include outbound shipping charges. Shipping revenue was $239 million, $94.1 million and $24.8 million in 1999, 1998 and 1997, respectively. Net sales also include commissions from auctions and zShops transactions, which include sales commissions, placement fees and fees from payment service transactions.

     Growth in net sales in 1999 and 1998 reflects a significant increase in units sold due to the growth of our customer base, repeat purchases from existing customers, increased international sales, and the introduction of new product offerings. These new product offerings include music and DVD/video in June and November of 1998, respectively, toys and electronics in July 1999 and home improvement, software and video games in November 1999. We increased our issuance of promotional gift certificates to customers in 1999 to promote new product lines, however, which partially offset such growth in net sales. The Company had approximately 16.9 million, 6.2 million and 1.5 million cumulative customer accounts as of December 31, 1999, 1998 and 1997, respectively. The percentage of orders by repeat customers increased from 64% in the fourth quarter of 1998 to 73% in the fourth quarter of 1999. The increase in net sales in 1998 was also partially due to the launch of the UK and German focused Web sites in October 1998.

     Sales to customers outside of the US represented approximately 22%, 20% and 25% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

  Gross Profit

                                  1999      % CHANGE      1998      % CHANGE     1997
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Gross profit..................  $290,645      117%      $133,664      364%      $28,818
Gross margin..................      17.7%                   21.9%                  19.5%

     Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers, as well as inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers. Gross profit increased in 1999 and 1998 in absolute dollars, reflecting the Company's increased sales volume. Gross margin decreased in 1999 due to the introduction of new product lines, particularly toys and electronics, and inventory-related charges of approximately $39 million incurred in the fourth quarter of 1999. We also increased our issuance of promotional gift certificates to customers in 1999 to promote these new product lines, which decreased net sales and, therefore, gross margin. Additionally, we realized lower shipping margins in 1999 due to an increase in partial shipments to satisfy holiday demand and because of split shipments from one or more locations, which was caused by our failure to optimize inventory at our distribution centers. Gross margin increased in 1998 as compared to 1997 as a result of improvements in product costs through improved supply chain management, including increased direct purchasing from publishers, as well as higher overall shipping margins. These two factors more than offset the impact of aggressive product pricing and lower music and video margins.

     As noted above, outbound shipping costs are included in cost of sales. Gross profit from shipping, which represents shipping revenues less outbound shipping costs, was $11.7 million, $18.2 million and $4.4 million in 1999, 1998 and 1997, respectively.

     We expect our overall gross margin to approach 20% for the first quarter of 2000 and for the year.

     We believe that offering our customers attractive prices is an essential component of our business strategy. For example, we offer everyday discounts of 50% on every book on the New York Times bestseller list, up to 40% on hundreds of thousands of titles and up to 85% on certain "special value" editions. We may in the future expand or increase the discounts we offer to our customers and may otherwise alter our pricing structure and policies in a manner that may adversely impact gross profit and gross margin.

     We intend to continue to expand our operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of our product and service offerings. Gross margins attributable to new business areas may be different from those associated with our existing business activities. To the extent such product lines become larger components of our sales, we would expect a corresponding impact on overall product gross margin.

     We believe that the Amazon.com Commerce Network will tend to increase gross margins in the future because the revenue associated with the activities conducted by Amazon.com Commerce Network generates substantially higher gross profit than the Company's sale of products. See "Business -- Additional Factors That May Affect Future Results -- Our business could suffer if we are unsuccessful in making and integrating business combinations and strategic alliances."

     Organizations responsible for promulgating accounting standards are currently reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of e-commerce companies, including Amazon.com. The review by these accounting organizations may lead to new accounting standards that could require that some or all of our fulfillment and order processing costs be classified as costs of sales. We currently include these costs in Marketing and Sales. These new standards could also require us to capitalize certain of our fulfillment and order processing costs in inventory. We currently expense these costs as incurred. We will adjust our accounting and classification of fulfillment and order processing costs if required by accounting organizations or by the SEC.

  Marketing and Sales

                                  1999      % CHANGE      1998      % CHANGE     1997
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Marketing and sales...........  $413,150      211%      $132,654      231%      $40,077
Percentage of net sales.......      25.2%                   21.8%                  27.1%

     Marketing and sales expenses consist of advertising, promotional and public relations expenditures, credit card fees and payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs included in marketing and sales expenses represent those costs incurred in operating and staffing distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers. Fulfillment costs amounted to $188.4 million, $50.3 million and $12.1 million in 1999, 1998 and 1997, respectively. Marketing and sales expenses increased in 1999 and 1998 primarily due to increased payroll and related costs associated with fulfilling customer demand, increases in our advertising and promotional expenditures in the US, Germany and the UK, and increased credit card fees resulting from higher sales. The increase in 1999 was further attributable to increased advertising during the holiday season and the promotion of the new toys, electronics, software, video games and home improvement stores. The increase in 1998 was also attributable to the entry into music and video sales and the launch of new Web sites targeting Germany and the UK. Marketing and sales expenses increased as a percentage of net sales in 1999 as compared to 1998 primarily due to increases in fulfillment expenses associated with our expansion of our distribution center network and customer service staff during 1999. Marketing and sales expenses decreased as a percentage of net sales in 1998 due to the significant increase in net sales. We intend to continue our advertising and marketing activities in the future and expect that such expenditures will continue to increase in absolute dollars, but, as a percentage of sales, will likely decline in the future. We also expect that fulfillment costs will decline as a percentage of sales in the future as additional capacity of our existing distribution center network is more fully utilized. However, due to risks related to market share, seasonality, distribution centers, inventory management and other factors, advertising and marketing expenditures and fulfillment costs may not decline as a percentage of sales.

     Organizations responsible for promulgating accounting standards are currently reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of e-commerce companies, including Amazon.com. The review by these accounting organizations may lead to new accounting standards that could require that some or all of our fulfillment and order processing costs be classified as costs of sales. These new standards could also require us to capitalize certain of our fulfillment and order processing costs in inventory. We currently expense these costs as incurred. We will adjust our accounting and classification of fulfillment and order processing costs if required by accounting organizations or by the SEC.

  Technology and Content

                                   1999      % CHANGE     1998      % CHANGE     1997
                                 --------    --------    -------    --------    -------
                                                     (IN THOUSANDS)
Technology and content.........  $159,722      244%      $46,424      247%      $13,384
Percentage of net sales........       9.7%                   7.6%                   9.1%

     Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. The increases in technology and content expenses in 1999 and 1998 were primarily attributable to increased staffing and associated costs related to continual enhancements to the features, content and functionality of our Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. These increases also were the result of the costs of developing, introducing and operating new product lines, operating expenses associated with acquired entities and, in 1998, the costs of developing, introducing and operating new Web sites targeting Germany and the UK. Technology and content expenses increased as a percentage of net sales in 1999 due to the significant number of new product lines and services launched by us during the year. Technology and content expenses decreased as a percentage of net sales in 1998 due to the significant increase in net sales. Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software that are capitalized and depreciated over estimated useful lives. We believe that continued investment in technology and content is critical to attaining our strategic objectives. In addition to ongoing investments in our Web stores and infrastructure, we intend to increase investments in products, services and international expansion. As a result, we expect technology and content expenses to continue to increase in absolute dollars.

  General and Administrative

                                    1999      % CHANGE     1998      % CHANGE     1997
                                   -------    --------    -------    --------    ------
                                                      (IN THOUSANDS)
General and administrative.......  $70,144      349%      $15,618      132%      $6,741
Percentage of net sales..........      4.3%                   2.6%                  4.6%

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. The 1999 and 1998 increases in general and administrative expenses were primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and legal and other professional fees related to our growth. In both 1999 and 1998, additional expenses were incurred associated with acquired entities and the related international expansion and expanded activities. We expect general and administrative expenses to increase in absolute dollars as we incur additional costs to support the growth of our business.

  Stock-based Compensation

                                     1999      % CHANGE     1998     % CHANGE     1997
                                    -------    --------    ------    --------    ------
                                                      (IN THOUSANDS)
Stock-based compensation..........  $30,618     1,521%     $1,889       56%      $1,211
Percentage of net sales...........      1.9%                  0.3%                  0.8%

     Stock-based compensation is comprised of the portion of acquisition-related consideration conditioned on the continued tenure of key employees of the acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges such as option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. The increase in stock-based compensation in 1999 resulted primarily from acquisitions closed in 1999. Stock-based compensation for 1998 and 1997 relates primarily to option-related deferred compensation recorded at the time of our initial public offering.

  Amortization of Goodwill and Other Purchased Intangibles

                                       1999      % CHANGE     1998      % CHANGE    1997
                                     --------    --------    -------    --------    ----
                                                       (IN THOUSANDS)
Amortization of goodwill and other
  purchased intangibles............  $214,694      404%      $42,599      N/M        $0

     Increases in amortization of goodwill and other purchased intangibles in 1999 primarily resulted from the amortization of goodwill and other intangibles recorded at the time of our acquisitions of Exchange.com, Alexa Internet, Accept.com, LiveBid.com, the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib of the North), Back to Basics Toys and other acquisitions. In 1998, amortization charges resulted from the amortization of goodwill and other intangibles recorded in the acquisitions of Junglee and three smaller Internet companies. We expect that amortization charges from the acquisitions consummated in 1999 will increase in 2000 based on a full year of amortization for all of the acquisitions. It is likely that we will continue to expand our business through acquisitions, which would cause amortization of goodwill and other intangibles to increase.

  Loss from Operations

                                  1999      % CHANGE      1998      % CHANGE     1997
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Loss from operations..........  $605,755      455%      $109,055      235%      $32,595
Percentage of net sales.......      36.9%                   17.9%                  22.1%

     Our loss from operations increased from 1997 to 1998, and from 1998 to 1999, due to continued expansion of our business. Our operating expenses have historically increased more quickly than our revenues as we have expanded our operations. We expect that our overall loss from operations incurred in 2000 will decrease significantly as a percentage of net sales, compared to that percentage in 1999.

  Interest Income and Expense

                                    1999      % CHANGE     1998      % CHANGE     1997
                                   -------    --------    -------    --------    ------
                                                      (IN THOUSANDS)
Interest income..................  $45,451      223%      $14,053       639%     $1,901
Interest expense.................   84,566      217%       26,639     8,071%        326

     Interest income on cash and marketable securities increased in 1999 due to higher investment balances resulting from the proceeds from the issuance of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Subordinated Notes") in February 1999 and increased in 1998 due to the issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due May 1, 2008 (the "Senior Discount Notes") in May 1998. Interest expense increased in 1999 and 1998 due to the interest expense associated with this debt, as well as amortization of deferred charges associated with issuance of the notes.

     On February 16, 2000, we completed an offering of E690,000,000 ($680,685,000 as of February 11, 2000) of 6.875% Convertible Subordinated Notes due 2010, also known as Premium Adjustable Convertible Securities, or "PEACS." Therefore, we expect interest expense to increase in the future for interest associated with these notes.

  Equity in Losses of Equity-Method Investees

                                        1999      % CHANGE     1998     % CHANGE    1997
                                       -------    --------    ------    --------    ----
                                                        (IN THOUSANDS)
Equity in losses of equity-method
  investees..........................  $76,769     2,543%     $2,905      N/M       $ 0

     Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%. We made several equity-method investments in 1999 and increased our investment in the equity-method investment we made in 1998. We expect to make additional equity-method investments in the future. Many of the companies in which we have invested to date are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments.

     In July 1999, one of our equity-method investees, drugstore.com, inc., completed the initial public offering of its common stock. drugstore.com operates an online retail store and information site for health, beauty, wellness, personal care and pharmacy products. In connection with this transaction, we recorded a contribution to additional paid-in capital of $13.8 million, representing the difference between the carrying value of our investment and the underlying net book value of drugstore.com after the IPO. Two of our other equity-method investees, Pets.com and Homegrocer.com, completed their IPOs in February 2000 and March 2000, respectively. We therefore will record a contribution to additional paid-in capital in connection with these transactions, and it is reasonably possible that other equity-method investees may complete IPOs in the future.

  Income Taxes

     We did not provide any current or deferred US federal, state or foreign income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Utilization of our net operating loss carryforwards, which begin to expire in 2010, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

PRO FORMA INFORMATION

     Pro forma information regarding our results, which excludes amortization of goodwill and other intangibles, stock-based compensation, equity in losses of equity-method investees and merger, acquisition and investment-related costs, is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1999
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNT)
Pro forma loss from operations.............................        $(352,371)
Pro forma net loss.........................................        $(389,815)
Pro forma basic and diluted loss per share.................        $   (1.19)
Shares used in computation of pro forma basic and diluted
  loss per share...........................................          326,753

     Using the methodology described above to derive pro forma loss from operations, our US books business was profitable in the fourth quarter of 1999 and we expect this business to be profitable in 2000. The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, our cash balance was $117 million, compared to $25.6 million at December 31, 1998. Our marketable securities balance, which includes highly liquid investments with maturities of three months or less, was $589.2 million and $347.9 million at December 31, 1999 and 1998, respectively.

     Net cash used by operating activities amounted to $90.9 million for 1999. This was primarily attributable to the net loss for the year of $720 million, partially offset by non-cash charges related to depreciation, stock-based compensation, amortization of goodwill and other purchased intangibles, and equity in losses of equity-method investees totaling $358.9 million, as well as $230.1 million of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a function of an increase in accounts payable and accrued liabilities, offset by an increase in inventories and prepaid expenses and other current assets. For 1998, net cash provided by operating activities was $31 million and was primarily attributable to non-cash expenses and increases in accounts payable and accrued expenses, largely offset by the net loss and increases in inventories and prepaid expenses and other.

     Net cash used in investing activities was $922.3 million in 1999 and consisted of net purchases of marketable securities of $265.6 million, purchases of fixed assets of $287.1 million and cash paid for acquisitions and investments in businesses of $369.6 million. Net cash used in investing activities during 1998 was $261.8 million and consisted of net purchases of marketable securities of $214.5 million, purchases of fixed assets of $28.3 million and cash paid for acquisitions and investments in businesses of $19 million.

     Net cash provided by financing activities of $1.104 billion for 1999 was primarily due to $1.25 billion of proceeds from the sale of our Convertible Subordinated Notes in February 1999, partially offset by repayment of long-term debt, including $178.4 million of cash paid to repurchase a portion of our outstanding Senior Discount Notes. Net cash provided by financing activities of $254.5 million for 1998 primarily resulted from net proceeds of approximately $318.2 million from the Senior Discount Notes offering offset by the repayment of $78.1 million of long-term debt.

     As of December 31, 1999, our principal sources of liquidity consisted of $706.2 million of cash and marketable securities. As of that date, our principal commitments consisted of obligations outstanding under our Convertible Subordinated Notes due 2009 and Senior Discount Notes, as well as obligations in connection with operating leases and commitments for advertising and promotional arrangements. During 1999, we undertook a substantial expansion of our distribution center network in the US, adding six distribution centers in the US. We also opened new distribution centers in the UK and Germany. We anticipate that our current distribution center capacity in the US will be adequate for our needs for at least the next 12 months, but we may require additional capacity in international markets.

     In May 1998, we completed the offering of approximately $326 million gross proceeds of the Senior Discount Notes, in February 1999, we completed the offering of approximately $1.25 billion Convertible Subordinated Notes, and in February 2000, we completed the offering of E690 million of 6.875% Convertible Subordinated Notes due 2010, also knows as PEACS. See Notes 7 and 15 to Consolidated Financial Statements incorporated by reference to Item 8 of Part II.

     We believe that current cash and marketable securities balances, together with net proceeds from the PEACS, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain credit facilities from lenders. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems, software programs and embedded data chips are programmed using a two-digit date field and are therefore unable to distinguish dates beyond the 20th century. A failure to identify and correct any mission-critical internal or third-party year 2000 processing problem could have a material adverse operational or financial consequence to us.

     We established a Year 2000 Project Team that, together with external consultants, developed a process for addressing the year 2000 issue, including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all mission-critical third parties as to their own year 2000 preparedness. As of the date of filing of this Annual Report on Form 10-K, all of our mission-critical systems have been successfully tested for year 2000 compliance, and we have not experienced any significant year 2000 problems with our own mission-critical systems or any mission-critical third parties. Although we have not experienced any significant year 2000 problems to date, we plan to continue to monitor the situation closely.

     We cannot be sure that we will be completely successful in our efforts to address the year 2000 issue or that problems arising from the year 2000 issue will not cause a material adverse effect on our operating results or financial condition. We believe, however, that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with our internal systems. We are limited in our efforts to address the year 2000 issue as it relates to third parties and rely solely on the assurances of these third parties as to their year 2000 preparedness.

     As part of our broader contingency planning, we also developed business continuity plans to address each critical process and activity that we believe would cause a significant disruption to operations if not functional for 24 hours. Despite these efforts, we cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on our operating results or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not have any derivative financial instruments in our marketable securities portfolio as of December 31, 1999. However, we are exposed to interest rate risk on debt instruments we hold. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities, which are classified as available-for-sale as of December 31, 1999 and 1998. Our Senior Discount Notes, Convertible Subordinated Notes, PEACS and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We believe that the market risk arising from holdings of our financial instruments is not material.

     Our exposure to currency exchange risk through December 31, 1999 has not been material. However, with the completion of the offering of PEACS notes on February 16, 2000, we will be exposed to currency exchange risk because the debt is denominated in euros while our functional currency is the US dollar. We plan to employ established policies and procedures to mitigate the risk of exchange rate fluctuations. Additionally, the conversion price for the PEACS is denominated in euros.

     Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The table below provides information about our marketable securities, including principal cash flows for 2000 through 2004 and the related weighted average interest rates.

     Principal (notional) amounts by expected maturity in US dollars as of December 31, 1999:

                                                                                                          ESTIMATED FAIR
                                                                                                             VALUE AT
                                                                                                           DECEMBER 31,
                                2000       2001      2002      2003     2004     THEREAFTER    TOTAL           1999
                               -------   --------   -------   ------   -------   ----------   --------    --------------
Commercial paper and
  short-term obligations.....  $37,476   $  6,250   $12,176   $1,047   $ 9,599    $  8,236    $ 74,784       $ 73,557
Weighted average interest
  rate.......................     5.80%      8.58%     8.96%    6.61%     6.98%       7.00%       6.84%
Corporate notes and bonds....    2,455    102,850        --       --        --          --     105,305        103,844
Weighted average interest
  rate.......................     5.80%      6.70%       --       --        --          --        6.68%
Asset-backed and agency
  securities.................   32,807     81,160    24,198       25    20,119     100,246     258,555        247,667
Weighted average interest
  rate.......................    20.20%      8.48%     7.49%    7.68%     7.00%       7.97%       9.56%
Treasury notes and bonds.....   12,400    127,795    20,000    3,950        --          --     164,145        164,158
Weighted average interest
  rate.......................     5.21%      6.60%     0.00%    6.07%       --          --        5.68%
                               -------   --------   -------   ------   -------    --------    --------       --------
    Total Portfolio..........  $85,138   $318,055   $56,374   $5,022   $29,718    $108,482    $602,789       $589,226
                               =======   ========   =======   ======   =======    ========    ========       ========

     Principal (notional) amounts by expected maturity in US dollars as of December 31, 1998:

                                                                                                           ESTIMATED FAIR
                                                                                                              VALUE AT
                                                                                                            DECEMBER 31,
                                  1999      2000      2001      2002      2003     THEREAFTER    TOTAL          1998
                                --------   -------   -------   -------   -------   ----------   --------   --------------
Commercial paper and
  short-term obligations......  $114,579   $    --   $    --   $    --   $    --    $    --     $114,579      $114,180
Weighted average interest
  rate........................      5.34%                                                           5.34%
Corporate notes and bonds.....     4,250    46,500        --        --        --         --       50,750        51,351
Weighted average interest
  rate........................      5.90%     5.20%                                                 5.26%
Asset-backed and agency
  securities..................        --    21,500     8,746     7,087    10,086     35,497       82,916        83,569
Weighted average interest
  rate........................                5.57%     5.16%     5.29%     5.64%      5.82%        5.62%
Treasury notes and bonds......     8,700    27,400    42,175     8,000        --         --       86,275        89,013
Weighted average interest
  rate........................      5.63%     4.89%     4.64%     4.71%                             4.82%
                                --------   -------   -------   -------   -------    -------     --------      --------
    Total Portfolio, excluding
      equity securities.......  $127,529   $95,400   $50,921   $15,087   $10,086    $35,497     $334,520      $338,113
                                ========   =======   =======   =======   =======    =======     ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   32
Consolidated Balance Sheets.................................   33
Consolidated Statements of Operations.......................   34
Consolidated Statements of Stockholders' Equity.............   35
Consolidated Statements of Cash Flows.......................   36
Notes to Consolidated Financial Statements..................   37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amazon.com, Inc.

     We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Seattle, Washington
February 2, 2000, except for Note 15
  as to which the date is February 16, 2000

                                AMAZON.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Current assets:
  Cash......................................................  $  116,962    $ 25,561
  Marketable securities.....................................     589,226     347,884
  Inventories...............................................     220,646      29,501
  Prepaid expenses and other current assets.................      85,344      21,308
                                                              ----------    --------
          Total current assets..............................   1,012,178     424,254
Fixed assets, net...........................................     317,613      29,791
Goodwill, net...............................................     534,699     174,052
Other purchased intangibles, net............................     195,445       4,586
Investments in equity-method investees......................     226,727       7,740
Other investments...........................................     144,735          --
Deferred charges and other..................................      40,154       8,037
                                                              ----------    --------
          Total assets......................................  $2,471,551    $648,460
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  463,026    $113,273
  Accrued expenses and other current liabilities............     126,017      34,413
  Accrued advertising.......................................      55,892      13,071
  Deferred revenue..........................................      54,790          --
  Interest payable..........................................      24,888          10
  Current portion of long-term debt and other...............      14,322         808
                                                              ----------    --------
          Total current liabilities.........................     738,935     161,575
Long-term debt and other....................................   1,466,338     348,140
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 150,000
     Issued and outstanding shares -- none..................          --          --
  Common stock, $0.01 par value:
     Authorized shares -- 1,500,000
     Issued and outstanding shares -- 345,155 and 318,534
      shares at December 31, 1999 and 1998, respectively....       3,452       3,186
  Additional paid-in capital................................   1,195,540     298,537
  Note receivable for common stock..........................      (1,171)     (1,099)
  Stock-based compensation..................................     (47,806)     (1,625)
  Accumulated other comprehensive income (loss).............      (1,709)      1,806
  Accumulated deficit.......................................    (882,028)   (162,060)
                                                              ----------    --------
          Total stockholders' equity........................     266,278     138,745
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $2,471,551    $648,460
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1999         1998         1997
                                                           ----------    ---------    --------
Net sales................................................  $1,639,839    $ 609,819    $147,787
Cost of sales............................................   1,349,194      476,155     118,969
                                                           ----------    ---------    --------
     Gross profit........................................     290,645      133,664      28,818
Operating expenses:
  Marketing and sales....................................     413,150      132,654      40,077
  Technology and content.................................     159,722       46,424      13,384
  General and administrative.............................      70,144       15,618       6,741
  Stock-based compensation...............................      30,618        1,889       1,211
  Amortization of goodwill and other intangibles.........     214,694       42,599          --
  Merger, acquisition and investment-related costs.......       8,072        3,535          --
                                                           ----------    ---------    --------
          Total operating expenses.......................     896,400      242,719      61,413
                                                           ----------    ---------    --------
Loss from operations.....................................    (605,755)    (109,055)    (32,595)
Interest income..........................................      45,451       14,053       1,901
Interest expense.........................................     (84,566)     (26,639)       (326)
Other income, net........................................       1,671           --          --
                                                           ----------    ---------    --------
     Net interest income (expense) and other.............     (37,444)     (12,586)      1,575
                                                           ----------    ---------    --------
Loss before equity in losses of equity-method
  investees..............................................    (643,199)    (121,641)    (31,020)
Equity in losses of equity-method investees..............     (76,769)      (2,905)         --
                                                           ----------    ---------    --------
Net loss.................................................  $ (719,968)   $(124,546)   $(31,020)
                                                           ==========    =========    ========
Basic and diluted loss per share.........................  $    (2.20)   $   (0.42)   $  (0.12)
                                                           ==========    =========    ========
Shares used in computation of basic and diluted loss per
  share..................................................     326,753      296,344     260,682
                                                           ==========    =========    ========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                    ACCUMULATED
                                PREFERRED STOCK     COMMON STOCK     ADDITIONAL   NOTE RECEIVABLE                      OTHER
                                ---------------   ----------------    PAID-IN           FOR           DEFERRED     COMPREHENSIVE
                                SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL      COMMON STOCK     COMPENSATION   INCOME (LOSS)
                                ------   ------   -------   ------   ----------   ---------------   ------------   -------------
Balance at January 1, 1997....    569     $ 6     190,836   $1,908   $    8,135       $    --         $   (612)       $    --
 Net loss.....................     --      --          --       --           --            --               --             --
 Sale of preferred stock......      5      --          --       --          200            --               --             --
 Public stock offering, net of
   $4,897 issuance costs......     --      --      36,000      360       48,743            --               --             --
 Conversion of preferred stock
   into common stock..........   (574)     (6)     41,356      414         (408)           --               --             --
 Issuance of common stock for
   fixed assets and accrued
   technology and content.....     --      --       2,700       26        1,474            --               --             --
 Issuance of capital stock....     --      --       2,540       26        3,976            --               --             --
 Exercise of common stock
   options....................     --      --      16,386      164          345            --               --             --
 Deferred stock-based
   compensation...............     --      --          --       --        2,741            --           (2,741)            --
 Amortization of deferred
   stock-based compensation...     --      --          --       --          (69)           --            1,423             --
                                 ----     ---     -------   ------   ----------       -------         --------        -------
Balance at December 31,
 1997.........................     --      --     289,818    2,898       65,137            --           (1,930)            --
 Net loss.....................     --      --          --       --           --            --               --             --
 Foreign currency translation
   losses.....................     --      --          --       --           --            --               --            (35)
 Change in unrealized gain on
   marketable securities......     --      --          --       --           --            --               --          1,841
Comprehensive loss............
 Issuance of capital stock....     --      --      18,050      180      225,444            --               --             --
 Exercise of common stock
   options....................     --      --      10,666      108        5,875            --               --             --
 Note receivable for common
   stock......................     --      --          --       --           --        (1,099)              --             --
 Deferred stock-based
   compensation...............     --      --          --       --        2,081            --           (2,081)            --
 Amortization of deferred
   stock-based compensation...     --      --          --       --           --            --            2,386             --
                                 ----     ---     -------   ------   ----------       -------         --------        -------
Balance at December 31,
 1998.........................     --      --     318,534    3,186      298,537        (1,099)          (1,625)         1,806
 Net loss.....................     --      --          --       --           --            --               --             --
 Foreign currency translation
   gains......................     --      --          --       --           --            --               --            490
 Change in unrealized gain
   (loss) on marketable
   securities, net of
   reclassification
   adjustment.................     --      --          --       --           --            --               --         (4,005)
Comprehensive loss............
 Issuance of capital stock....     --      --      10,496      105      743,169            --               --             --
 Exercise of common stock
   options....................     --      --      16,125      161       67,969            --               --             --
 Initial public offering of
   equity-method investee.....     --      --          --       --       13,787            --               --             --
 Note receivable for common
   stock......................     --      --          --       --           --           (72)              --             --
 Deferred stock-based
   compensation...............     --      --          --       --       72,078            --          (72,078)            --
 Amortization of deferred
   stock-based compensation...     --      --          --       --           --            --           25,897             --
                                 ----     ---     -------   ------   ----------       -------         --------        -------
Balance at December 31,
 1999.........................     --     $--     345,155   $3,452   $1,195,540       $(1,171)        $(47,806)       $(1,709)
                                 ====     ===     =======   ======   ==========       =======         ========        =======


                                                  TOTAL
                                ACCUMULATED   STOCKHOLDERS'
                                  DEFICIT        EQUITY
                                -----------   -------------
Balance at January 1, 1997....   $  (6,494)     $   2,943
 Net loss.....................     (31,020)       (31,020)
 Sale of preferred stock......          --            200
 Public stock offering, net of
   $4,897 issuance costs......          --         49,103
 Conversion of preferred stock
   into common stock..........          --             --
 Issuance of common stock for
   fixed assets and accrued
   technology and content.....          --          1,500
 Issuance of capital stock....          --          4,002
 Exercise of common stock
   options....................          --            509
 Deferred stock-based
   compensation...............          --             --
 Amortization of deferred
   stock-based compensation...          --          1,354
                                 ---------      ---------
Balance at December 31,
 1997.........................     (37,514)        28,591
                                                ---------
 Net loss.....................    (124,546)      (124,546)
 Foreign currency translation
   losses.....................          --            (35)
 Change in unrealized gain on
   marketable securities......          --          1,841
                                                ---------
Comprehensive loss............                   (122,740)
                                                ---------
 Issuance of capital stock....          --        225,624
 Exercise of common stock
   options....................          --          5,983
 Note receivable for common
   stock......................          --         (1,099)
 Deferred stock-based
   compensation...............          --             --
 Amortization of deferred
   stock-based compensation...          --          2,386
                                 ---------      ---------
Balance at December 31,
 1998.........................    (162,060)       138,745
                                                ---------
 Net loss.....................    (719,968)      (719,968)
 Foreign currency translation
   gains......................          --            490
 Change in unrealized gain
   (loss) on marketable
   securities, net of
   reclassification
   adjustment.................          --         (4,005)
                                                ---------
Comprehensive loss............                   (723,483)
                                                ---------
 Issuance of capital stock....          --        743,274
 Exercise of common stock
   options....................          --         68,130
 Initial public offering of
   equity-method investee.....          --         13,787
 Note receivable for common
   stock......................          --            (72)
 Deferred stock-based
   compensation...............          --             --
 Amortization of deferred
   stock-based compensation...          --         25,897
                                 ---------      ---------
Balance at December 31,
 1999.........................   $(882,028)     $ 266,278
                                 =========      =========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1999          1998         1997
                                                             -----------    ---------    ---------
OPERATING ACTIVITIES:
Net loss...................................................  $  (719,968)   $(124,546)   $ (31,020)
Adjustments to reconcile net loss to net cash provided
  (used) in operating activities:
  Depreciation and amortization of fixed assets............       36,806        9,421        3,442
  Amortization of deferred stock-based compensation........       30,618        2,386        1,354
  Equity in losses of equity-method investees..............       76,769        2,905           --
  Amortization of goodwill and other intangibles...........      214,694       42,599           --
  Non-cash merger, acquisition, and investment related
     costs.................................................        8,072        1,561           --
  Non-cash revenue for advertising and promotional
     services..............................................       (5,837)          --           --
  Loss on sale of marketable securities....................        8,688          271           --
  Non-cash interest expense................................       29,171       23,970           64
                                                             -----------    ---------    ---------
  Net cash used in operating activities before changes in
     operating assets and liabilities......................     (320,987)     (41,433)     (26,160)
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Inventories...........................................     (172,069)     (20,513)      (8,400)
     Prepaid expenses and other current assets.............      (60,628)     (16,758)      (3,055)
     Accounts payable......................................      330,166       78,674       30,172
     Accrued expenses and other current liabilities........       65,121       21,615        5,274
     Accrued advertising...................................       42,382        9,617        2,856
     Deferred revenue......................................          262           --           --
     Interest payable......................................       24,878         (167)          --
                                                             -----------    ---------    ---------
          Net cash provided by changes in operating assets
            and liabilities, net of effects from
            acquisitions...................................      230,112       72,468       26,847
                                                             -----------    ---------    ---------
          Net cash provided (used) in operating
            activities.....................................      (90,875)      31,035          687
INVESTING ACTIVITIES:
Sales and maturities of marketable securities..............    4,024,551      332,084        4,311
Purchases of marketable securities.........................   (4,290,173)    (546,509)    (122,385)
Purchases of fixed assets..................................     (287,055)     (28,333)      (7,603)
Acquisitions and investments in businesses, net of cash
  acquired.................................................     (369,607)     (19,019)          --
                                                             -----------    ---------    ---------
          Net cash used in investing activities............     (922,284)    (261,777)    (125,677)
FINANCING ACTIVITIES:
Proceeds from issuance of capital stock and exercise of
  stock options............................................       64,469       14,366       53,358
Proceeds from long-term debt...............................    1,263,639      325,987       75,000
Repayment of long-term debt................................     (188,886)     (78,108)         (47)
Financing costs............................................      (35,151)      (7,783)      (2,309)
                                                             -----------    ---------    ---------
          Net cash provided by financing activities........    1,104,071      254,462      126,002
Effect of exchange rate changes............................          489          (35)          --
                                                             -----------    ---------    ---------
Net increase in cash.......................................       91,401       23,685        1,012
Cash at beginning of period................................       25,561        1,876          864
                                                             -----------    ---------    ---------
Cash at end of period......................................  $   116,962    $  25,561    $   1,876
                                                             ===========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases.................  $    25,850    $      --    $   3,463
Fixed assets acquired under financing agreements...........        5,608           --        1,500
Stock issued in connection with business acquisitions......      774,409      217,241           --
Equity securities of other companies received for non-cash
  revenue for advertising and promotional services.........       54,402           --           --
Cash paid for interest, net of amounts capitalized.........       59,688       26,629          326

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Description of Business

     Amazon.com, Inc. (Amazon.com or the Company) was incorporated in July 1994 and opened its virtual doors on the Web in July 1995. Amazon.com is an Internet retailer offering more than 18 million unique items in categories including books, music, DVD/video, toys, electronics, software, video games and home improvement products. Amazon.com offers a free electronic greeting card service and also provides a community of online shoppers with an easy and safe way to purchase and sell a large selection of products through Amazon.com Auctions and zShops.

  Business Combinations and Investments

     For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

     One business combination in 1998 was accounted for under the pooling of interests method of accounting. In this case, the assets, liabilities and stockholders' equity of the acquired entity was combined with the Company's respective accounts at recorded values. The consolidated financial statements reflect the restatement of all periods presented to include the accounts of the acquired entity accounted for under the pooling of interests method of accounting. The historical results of the pooled entity reflect its actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The historical results do not purport to be indicative of future results.

     Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, of an investee, generally an ownership interest of the voting stock of between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheets as "Investments in equity-method investees" and its share of the investees' earnings or losses in "Equity in losses of equity-method investees." The portion of the Company's investment in an equity-method investee that exceeds its claim of the net assets of the investee, if any, is assigned to goodwill and amortized over a period of three years. The goodwill amount, which was $24.8 million as of December 31, 1999, is included in "Investments in equity-method investees" in the accompanying consolidated balance sheets, and the amortization of the goodwill is included in "Equity in losses of equity-method investees" in the accompanying consolidated statements of operations.

     All other investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from other investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of December 31, 1999 and 1998, such investments were recorded at the lower of cost or estimated net realizable value.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                                AMAZON.COM, INC.

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

  Marketable Securities

     The Company's marketable securities, which consist primarily of high-quality short- to intermediate-term fixed income securities and money market mutual funds, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less, and reflects the related cash flows as investing cash flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments.

  Inventories

     Inventories, consisting of products available for sale, are valued at the lower of cost (specific identification) or market.

  Fixed Assets

     Fixed assets are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years). Fixed assets purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

     Included in fixed assets is the cost of internal-use software, including software used in connection with the Company's Web sites. The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally two years).

  Goodwill, Net

     Goodwill, net, represents the excess of the purchase price over the fair value of assets acquired in business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over lives ranging from two to four years.

  Other Purchased Intangibles, Net

     Other purchased intangibles, net, include identifiable intangible assets purchased by the Company, primarily in connection with business acquisitions. Other purchased intangibles are presented net of related accumulated amortization and are being amortized over lives ranging from two to four years.

                                AMAZON.COM, INC.

  Long-Lived Assets

     The carrying values of intangible assets and other long-lived assets, including equity-method investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated.

  Fair Value of Financial Instruments

     The carrying amounts for the Company's cash, accounts payable and other liabilities approximate fair value. The fair market value for long-term debt and marketable securities is based on quoted market prices where available.

  Deferred Charges

     Deferred charges consist of fees associated with the issuance of the Company's debt. The fees are being amortized and included in interest expense over the life of the related debt.

  Deferred Revenue

     Deferred revenue consists of advertising fees to be earned in the future under agreements existing at the balance sheet date.

  Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

  Revenue Recognition

     The Company recognizes revenue from product sales, net of any promotional gift certificates, when the products are shipped to customers, which is also when title passes to customers. Outbound shipping charges are included in net sales and amounted to $239.0 million, $94.1 million and $24.8 million in 1999, 1998 and 1997, respectively. Revenue from gift certificates is recognized upon product shipment following redemption. The Company provides an allowance for sales returns based on historical experience. Revenues from services are recorded at the time the related service is performed.

     During 1999, the Company recorded approximately $5.8 million of revenue associated with noncash transactions whereby the Company received equity securities of other companies in exchange for advertising and promotional services to be provided for a fixed period of time. The Company recorded the fair value of the consideration on the date received, $54.4 million, and is recognizing revenue ratably over the term of the agreements as the advertising and promotional services are provided.

  Cost of Sales

     Cost of sales consists of the actual cost of products purchased for resale and related in-bound shipping charges, out-bound shipping charges, and the actual cost of tangible supplies used to package products for shipment to customers. Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $227.3 million, $75.9 million and $20.4 million in 1999, 1998 and 1997, respectively.

                                AMAZON.COM, INC.

  Fulfillment Costs

     Included in marketing and sales expense are fulfillment costs, which consist of the cost of operating and staffing distribution and customer service centers. Such costs include those attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers. Fulfillment costs amounted to $188.4 million, $50.3 million and $12.1 million in 1999, 1998 and 1997, respectively.

  Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising expense of $140.9 million, $60.2 million and $21.2 million, respectively.

  Technology and Content

     Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content.

     Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to the Company's Web sites, that are capitalized and depreciated over estimated useful lives.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations. To date, the Company has entered into no foreign currency exchange contracts.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the US government and its agencies, foreign governments and high-quality corporate issuers. At December 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

                                AMAZON.COM, INC.

  Earnings (Loss) Per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common shares outstanding, net of shares subject to repurchase, during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

     As a result of the Company's initial public offering in May 1997, all preferred stock automatically converted into common stock. Accordingly, the 1997 net loss per share is a pro forma loss per share based on the weighted average number of shares of common stock outstanding and preferred stock on an "as if" converted basis outstanding during each period. The Company believes that this is a more meaningful presentation of earnings per share for periods prior to its initial public offering.

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact of the adoption of SFAS No. 133 on its consolidated financial statements or business practices.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

     The Company completed the following acquisitions during 1999: e-Niche Incorporated (Exchange.com), Accept.com Financial Services Corporation (Accept.com), Alexa Internet (Alexa), LiveBid.com, Inc. (LiveBid) the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib) and Back to Basics Toys, Inc. (Back to Basics). Each acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward.

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

     Approximately $2.8 million of the purchase price of the Accept.com and Alexa transactions attributable to in-process research and development efforts has been expensed because, at the time of acquisition, technological feasibility had not been established and no alternative future uses existed. Purchased in-process

                                AMAZON.COM, INC.

research and development was identified and valued by independent valuation through discussions with the acquired companies' management and the analysis of data concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks.

     On May 14, 1999, the Company completed its acquisition of Exchange.com, a developer of Internet marketplaces and related online communities that bring together buyers and sellers of rare and hard-to-find items. In connection with the acquisition, the Company assumed all outstanding Exchange.com stock options and issued 1,893,944 shares of Amazon.com common stock to acquire all of the outstanding common shares of Exchange.com. Substantially all of the approximately $145 million purchase price was allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years. Pursuant to the terms of the agreement, the Company may be required to issue additional shares with a value of up to $27.5 million one year after the acquisition date dependent on certain performance goals, which would increase the purchase price by this amount.

     On May 14, 1999, the Company completed its acquisition of LiveBid, a technology provider for live, event-based auctions on the Internet. In connection with the acquisition, the Company assumed all outstanding LiveBid stock options and issued 553,770 shares to acquire all of the outstanding common shares of LiveBid. Substantially all of the approximately $40 million purchase price was allocated to goodwill and other purchased intangibles. The goodwill and other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years.

     On June 9, 1999, the Company completed its acquisition of Accept.com, an e-commerce company developing technology to simplify person-to-person and business-to-consumer transactions on the Internet. In connection with the acquisition, the Company assumed all outstanding Accept.com stock options and issued 1,755,356 shares of Amazon.com common stock to acquire all of the outstanding common shares of Accept.com. Substantially all of the approximately $189 million purchase price was allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years.

     On June 10, 1999, the Company completed its acquisition of Alexa, a developer of a Web navigation service that works with Internet browsers to provide useful information about the sites being viewed and suggests related sites. In connection with the acquisition, the Company assumed all outstanding Alexa stock options and issued 4,369,884 shares of Amazon.com common stock to acquire all of the outstanding common shares of Alexa. Substantially all of the approximately $250 million purchase price was allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years.

     On October 1, 1999 and November 8, 1999, respectively, the Company completed its acquisition of the catalog and online commerce assets of Tool Crib, a retailer of home improvement products, and its acquisition of Back to Basics, a catalog retailer of toys. In connection with these acquisitions, the Company issued a total of 1,514,612 shares of Amazon.com common stock. Of the approximately $112 million aggregate purchase price, approximately $105 million was allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately four years.

     The Company made additional immaterial acquisitions during 1999 totaling $44.1 million. The Company issued 200,370 shares of common stock to effect these acquisitions.

     In connection with certain acquisitions, the Company has conditioned a portion of the overall consideration on the continued tenure of key employees. Under generally accepted accounting principles, a portion of this amount is accounted for as compensation rather than as a component of purchase price. Consequently, a

                                AMAZON.COM, INC.

maximum of $85.4 million in additional consideration relating to the Company's acquisitions for 1999 may be recorded as compensation expense and classified between stock-based compensation and merger, acquisition and investment-related costs in the results of operations. Amounts will be "earned" based on tenure of certain employees and will be recognized as expense over a period of 12-36 months.

     In April 1998, the Company acquired all of the outstanding capital stock of three international Internet companies. The aggregate purchase price of the three acquisitions, plus related charges, was approximately $55 million. The consideration for the acquisitions was comprised of common stock and cash. The Company issued an aggregate of approximately 6.4 million shares of common stock to effect the transactions. The goodwill and other purchased intangibles are being amortized on a straight-line basis over two years.

     In August 1998, the Company acquired all the outstanding capital stock of Junglee Corp. (Junglee). Junglee was a leading provider of advanced Web-based virtual database technology to help shoppers find and discover products on the Internet. The Company issued approximately 9.4 million shares of common stock and assumed all outstanding options and warrants in connection with the acquisition of Junglee. The Junglee acquisition was accounted for under the purchase method of accounting, with substantially all of the approximately $180 million purchase price allocated to goodwill and other purchased intangibles. The goodwill and substantially all other purchased intangible assets are being amortized on a straight-line basis over lives averaging approximately three years.

     The pro forma consolidated financial information for years ended December 31, 1999 and 1998, determined as if all acquisitions had occurred on January 1 of each year, would have resulted in net sales of $1.7 billion and $685.0 million, net loss of $864.5 million and $416.6 million, and basic and diluted loss per share of $2.65 and $1.41, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had Amazon.com and the acquired companies been combined during the specified periods.

     In August 1998, the Company exchanged common stock and options for all of the outstanding capital stock of Sage Enterprises, Inc. (PlanetAll). The Company issued approximately 4.8 million shares of common stock and assumed all outstanding options in connection with the merger. The PlanetAll merger was accounted for as a pooling of interests and, as a result, the Company's consolidated financial statements have been restated for all periods presented. PlanetAll issued approximately 167,000 shares of capital stock for proceeds of approximately $1.0 million and approximately 896,000 shares of capital stock for proceeds of approximately $7.4 million in January 1998 and April 1998, respectively.

     Net sales for PlanetAll were not significant and net loss was $4.1 million and $3.4 million for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively, which represent separate results of the combined entity through the periods preceding the merger. There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

                                AMAZON.COM, INC.

NOTE 3 -- MARKETABLE SECURITIES

     The following tables summarize, by major security type, the Company's marketable securities:

                                                           DECEMBER 31, 1999
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Commercial paper and short-term
  obligations...........................  $ 74,203        $  8        $   (654)     $ 73,557
Corporate notes and bonds...............   105,282          --          (1,438)      103,844
Asset-backed and agency securities......   252,874         136          (5,343)      247,667
Treasury notes and bonds................   169,021          32          (4,895)      164,158
                                          --------        ----        --------      --------
                                          $601,380        $176        $(12,330)     $589,226
                                          ========        ====        ========      ========

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
                                          ========       ======        =====        ========

     At December 31, 1999, the Company also had investments in noncurrent available-for-sale equity securities included in "Other investments" (Note 6).

     The following table summarizes contractual maturities of the Company's marketable securities as of December 31, 1999:

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
                                                             (IN THOUSANDS)
Due within one year....................................  $ 52,331      $ 51,943
Due after one year through five years..................   296,175       289,616
Asset-backed and agency securities with various
  maturities...........................................   252,874       247,667
                                                         --------      --------
                                                         $601,380      $589,226
                                                         ========      ========

     The gross realized gains and losses on sales of available-for-sale securities were $6.7 million and $15.4 million, respectively, for the year ended December 31, 1999. Gross realized gains and losses on sales of available-for-sale securities were not significant for the years ended December 31, 1998 or 1997.

     Activity in unrealized gains (losses) on available-for-sale securities was as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1999          1998        1997
                                                         ----------     --------     ------
                                                                   (IN THOUSANDS)
Unrealized holding gains (losses) arising during
  period...............................................   $(12,698)      $1,841        $--
Less: reclassification adjustment for losses included
  in net loss..........................................      8,693           --         --
                                                          --------       ------        ---
Net unrealized gains (losses) on available-for-sale
  securities...........................................   $ (4,005)      $1,841        $--
                                                          ========       ======        ===

                                AMAZON.COM, INC.

NOTE 4 -- FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Computers, equipment and software......................  $187,345    $ 35,848
Leasehold improvements.................................    43,968       5,535
Leased assets..........................................    52,374         442
Construction in progress...............................    83,290       1,760
                                                         --------    --------
                                                          366,977      43,585
Less accumulated depreciation and amortization.........   (49,364)    (13,794)
                                                         --------    --------
     Fixed assets, net.................................  $317,613    $ 29,791
                                                         ========    ========

     The Company capitalized approximately $3.4 million of interest during the year ended December 31, 1999.

NOTE 5 -- GOODWILL AND OTHER PURCHASED INTANGIBLES

     Goodwill and other purchased intangibles are stated net of related accumulated amortization, as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
                                                           (IN THOUSANDS)
Goodwill..............................................  $ 747,720    $215,637
Less accumulated amortization.........................   (213,021)    (41,585)
                                                        ---------    --------
     Goodwill, net....................................    534,699     174,052
                                                        =========    ========
Other purchased intangibles...........................    239,717       5,600
Less accumulated amortization.........................    (44,272)     (1,014)
                                                        ---------    --------
     Other purchased intangibles, net.................  $ 195,445    $  4,586
                                                        =========    ========

NOTE 6 -- INVESTMENTS

     The Company has several equity-method investments included in "Investments in equity-method investees" in the accompanying consolidated balance sheets. At December 31, 1998, the Company's only equity-method investment was a 46% ownership interest in drugstore.com, inc. (drugstore.com). In no cases does the Company have the ability to control these investees. At December 31, 1999, the Company's equity-method investees and the Company's approximate ownership interest in each investee, based on outstanding shares, were as follows:

                                                            PERCENTAGE
                         COMPANY                            OWNERSHIP
                         -------                            ----------
Della.com.................................................     21.9%
drugstore.com.............................................     26.7%
Gear.com..................................................     49.0%
HomeGrocer.com............................................     28.0%
Kozmo.com.................................................     21.7%
Naxon Corporation.........................................     61.0%
Pets.com..................................................     48.4%

                                AMAZON.COM, INC.

     Summarized balance sheet information of the Company's equity-method investees is as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
                                                            (IN THOUSANDS)
Current assets..........................................  $353,182    $19,245
Noncurrent assets.......................................   316,720      3,272
Current liabilities.....................................    47,062      2,195
Noncurrent liabilities..................................    67,692        975

     Summarized statement of operations information of the Company's equity-method investees, calculated for each investee for the period during which the Company had investments in such investees, is as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1999         1998        1997
                                              ----------    --------    --------
                                                        (IN THOUSANDS)
Net sales...................................  $  27,996     $    --     $    --
Gross profit (loss).........................     (3,072)         --          --
Net loss....................................   (152,541)     (6,008)         --

     In July 1999, drugstore.com completed the initial public offering (IPO) of its common stock. drugstore.com operates an online retail store and information site for health, beauty, wellness, personal care and pharmacy products. Prior to the IPO, the Company owned 10,733,523 shares of drugstore.com common stock, which represented 29.2% of the outstanding shares. drugstore.com sold 5,000,000 shares of common stock in its IPO at a price of $18 per share, including 555,555 shares purchased by the Company. This reduced the Company's ownership percentage to 26.7% after the IPO. In connection with this transaction, the Company recorded a contribution to additional paid-in capital of $13.8 million, representing the difference between the carrying value of the Company's investment and the proportionate underlying net book value of drugstore.com after the IPO. As of December 31, 1999, drugstore.com was the only publicly held equity-method investee of the Company. The market value of the Company's drugstore.com common stock was $408.5 million as of December 31, 1999.

     At December 31, 1999, "Other investments" includes $87.7 million of investments accounted for under the cost method and $57.0 million of cost method investments in securities with ready markets recorded at fair value pursuant to SFAS No. 115. The cost of such noncurrent available-for-sale equity securities at December 31, 1999 was $47.0 million. Gross unrealized gains were $15.4 million and gross unrealized losses were $5.4 million at December 31, 1999.

NOTE 7 -- LONG-TERM DEBT

  Convertible Subordinated Notes

     On February 3, 1999, the Company completed an offering of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the Convertible Subordinated Notes). The Convertible Subordinated Notes are convertible into the Company's common stock at the holders' option at a conversion price of $78.0275 per share, subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness as defined in the indenture governing the Convertible Subordinated Notes (the Convertible Subordinated Notes Indenture). Subject to certain conditions, the Convertible Subordinated Notes may be redeemed at the option of the Company prior to February 6, 2002, in whole or in part, at the redemption price of $1,000 per note, plus accrued and unpaid interest, if the closing price for the Company's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive

                                AMAZON.COM, INC.

trading days ending on the trading day prior to the date of mailing of the notice of redemption. Upon any redemption made prior to February 6, 2002, the Company will also make an additional cash payment with respect to the Convertible Subordinated Notes called for redemption in an amount equal to $212.60 per $1,000 note redeemed, less the amount of any interest actually paid on such Convertible Subordinated Notes prior to the call for redemption. At any time on and after February 6, 2002, the Company may redeem the notes, in whole or in part, at the redemption prices set forth in the Convertible Subordinated Notes Indenture.

     Upon the occurrence of a "fundamental change" (as defined in the Convertible Subordinated Notes Indenture) prior to the maturity of the Convertible Subordinated Notes, each holder thereof shall have the right to require Amazon.com to redeem all or any part of such holder's Convertible Subordinated Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest.

     The fair value of the Convertible Subordinated Notes as of December 31, 1999 was $1,416,750,000.

  Senior Discount Notes

     In May 1998, the Company completed the offering of approximately $326 million gross proceeds of 10% Senior Discount Notes due May 1, 2008 (the Senior Discount Notes). Pursuant to a registration statement on Form S-4 in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the Exchange Notes), which are registered under the Securities Act of 1933, as amended, for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to consolidated financial statements interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the Indenture). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption.

     During 1999, the Company repurchased $266 million (principal amount) of the Senior Discount Notes, representing accreted value of $178.4 million. The Company recorded an immaterial loss on extinguishment of this debt. As of December 31, 1999, the remaining principal amount outstanding was $190.7 million.

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

     The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all financial covenants at December 31, 1999 and 1998.

     The fair value of the outstanding Senior Discount Notes as of December 31, 1999 was $174.2 million. As of December 31, 1998, the carrying amount of the Senior Discount Notes approximated fair value.

                                AMAZON.COM, INC.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

  Leases and Marketing Agreements

     The Company currently leases office and distribution center facilities and fixed assets under noncancelable operating and capital leases. Rental expense under operating lease agreements for 1999, 1998 and 1997 was $43.0 million, $8.5 million and $2.1 million, respectively.

     The Company has also entered into certain marketing agreements, which include fixed fees through 2000. The costs associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received.

     Future minimum commitments are as follows:

                                                                    OPERATING
                                                                    LEASES AND
                                                         CAPITAL    MARKETING
                                                         LEASES     AGREEMENTS
                                                         -------    ----------
                                                            (IN THOUSANDS)
YEAR ENDING DECEMBER 31,
       2000............................................  $12,807     $ 68,321
       2001............................................   12,734       39,640
       2002............................................    8,400       20,466
       2003............................................    5,011            6
       2004............................................        1           --
  Thereafter...........................................       --           --
                                                         -------     --------
  Total minimum lease payments.........................  $38,953     $128,433
                                                                     ========
  Less imputed interest................................    7,687
                                                         -------
  Present value of net minimum lease payments..........   31,266
       Less current portion............................    9,802
                                                         -------
  Long-term capital lease obligation...................  $21,464
                                                         =======

  Legal Proceedings

     Subsequent to December 31, 1999, certain federal class action lawsuits were filed against the Company and its wholly owned subsidiary, Alexa. The lawsuits allege that Alexa tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory, and punitive damages, as well as restitution, on behalf of all users of Alexa Web navigation service, as well as injunctive relief prohibiting Alexa from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits. In addition, the Federal Trade Commission has requested information and documents regarding Alexa practices and has opened a formal investigative file in connection with its inquiry. The Company is cooperating voluntarily with the Federal Trade Commission's investigation. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations or cash flows in a particular period.

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have,

                                AMAZON.COM, INC.

individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

  Letters of Credit

     The Company is contingently liable under unused letters of credit in the amount of $58.3 million as of December 31, 1999.

NOTE 9 -- STOCKHOLDERS' EQUITY

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

  Common Stock

     On April 18, 1997, the Company effected a 3-for-2 common stock split. On May 15, 1997, the Company completed an initial public offering of 18 million shares of its common stock. Net proceeds to the Company aggregated $49.1 million. On June 1, 1998, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on May 20, 1998. On January 4, 1999, the Company effected a 3-for-1 stock split in the form of a stock dividend to the stockholders of record on December 18, 1998. On September 1, 1999, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on August 12, 1999. Accordingly, the accompanying consolidated financial statements have been restated to reflect these stock splits.

  Stock Option Plans

     The Company's stock option plans consist of the 1999 Nonofficer Employee Stock Option Plan, the 1997 Stock Option Plan and the 1994 Stock Option Plan. Shares reserved under the Plans consist of 40.0 million shares in the 1999 Nonofficer Employee Stock Option Plan, 72.0 million shares in the 1997 Stock Option Plan and 57.6 million shares in the 1994 Stock Option Plan. Any shares of common stock available for issuance under the 1994 Stock Option Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Option Plan. In connection with certain acquisitions in 1998 and 1999, the Company assumed outstanding options to purchase common stock originally issued under the acquired companies' stock option plans. The Company's stock options plans as well as the assumed stock option plans are hereby collectively referred to as the "Plans."

     Generally, the Company's Board of Directors grants options at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Generally, outstanding options granted on or subsequent to December 20, 1996 have a term of 10 years from the date of grant; however, certain nonqualified stock options were granted in 1999 with terms of 15 and 20 years. Subject to Internal Revenue Service limitations, options granted under the Plans prior to April 1999 and granted under certain assumed plans generally become exercisable immediately. Options granted under the Plans since April 1999 generally vest and become exercisable in accordance with the following vesting schedule: 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company at the exercise price upon

                                AMAZON.COM, INC.

termination of employment or services and such restrictions lapse over the original vesting schedule. At December 31, 1999, approximately 3.8 million shares of restricted common stock were subject to repurchase.

  Stock Option Activity

     The following table summarizes the Company's stock option activity:

                                                        NUMBER           WEIGHTED
                                                          OF             AVERAGE
                                                        SHARES        EXERCISE PRICE
                                                    --------------    --------------
                                                    (IN THOUSANDS)
Balance January 1, 1997...........................      40,034           $ 0.038
  Options granted and assumed.....................      36,120             1.148
  Options canceled................................      (5,104)            0.270
  Options exercised...............................     (16,386)            0.032
                                                       -------
Balance December 31, 1997.........................      54,664             0.751
  Options granted and assumed.....................      39,548            12.734
  Options canceled................................      (7,537)            4.099
  Options exercised...............................     (10,666)            0.554
                                                       -------
Balance December 31, 1998.........................      76,009             6.688
  Options granted and assumed.....................      31,739            63.602
  Options canceled................................     (11,281)            3.860
  Options exercised...............................     (16,125)           19.703
                                                       -------
Balance December 31, 1999.........................      80,342           $27.755
                                                       =======

     At December 31, 1999, 44.8 million shares of common stock were available for future grant under the Plans.

     The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                          SHARES UNDERLYING OPTIONS OUTSTANDING              SHARES UNDERLYING
                      ---------------------------------------------         OPTIONS EXERCISABLE
                                        WEIGHTED                      -------------------------------
                          SHARES         AVERAGE                          SHARES
                        UNDERLYING      REMAINING       WEIGHTED        UNDERLYING        WEIGHTED
     RANGE OF            OPTIONS       CONTRACTUAL      AVERAGE          OPTIONS          AVERAGE
  EXERCISE PRICES      OUTSTANDING        LIFE       EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
  ---------------     --------------   -----------   --------------   --------------   --------------
                      (IN THOUSANDS)                                  (IN THOUSANDS)
$  0.014 - $   .083        9,965        5.0 years       $  0.049          3,743           $  0.039
   0.111 -    1.000       11,655        7.2 years          0.554          2,807              0.511
   1.167 -    5.372        9,440        7.9 years          3.823          1,355              3.083
   6.135 -   12.833        9,242        8.3 years          7.644            516              7.794
  12.865 -   21.297        8,207        8.7 years         18.426            821             18.998
  21.328 -   57.953       12,388       12.5 years         50.778            479             39.346
  58.094 -   64.875        9,294       12.4 years         62.425             51             60.926
  64.938 -   87.750        8,670        9.4 years         72.564             47             74.973
  87.781 -  104.063        1,338        9.5 years         91.654             20             94.328
 104.969 -  104.969          143        9.3 years        104.969              1            104.969
                          ------                                          -----
$  0.014 - $104.969       80,342        9.0 years       $ 27.755          9,840           $  5.358
                          ======                                          =====

                                AMAZON.COM, INC.

  Deferred Compensation

     The Company recorded aggregate deferred compensation of $72.1 million, $2.1 million, and $2.7 million in 1999, 1998 and 1997, respectively. In 1999, deferred compensation was recorded in connection with acquisitions made by the Company in which restricted Company stock was issued to employees of acquired companies. Such stock is considered compensation for services to be provided by employees, and the related expense will be recognized over the term of the services provided, which is generally four years. The amounts recorded in 1998 and 1997 represent the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1998 and 1997. Shares underlying options granted below fair market value and the associated weighted average exercise price were 1,072,000 and $2.048, and 16.6 million and $0.237 during the years ended December 31, 1998 and 1997, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically five years. Total amortization expense recognized in 1999, 1998 and 1997 related to deferred compensation was $25.9 million, $2.4 million and $1.4 million, respectively.

  Pro Forma Disclosure

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1999, 1998 and 1997, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      1999           1998         1997
                                                  ------------    ----------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported.........................  $  (719,968)    $(124,546)    $(31,020)
Net loss -- pro forma...........................   (1,031,925)     (194,269)     (35,983)
Basic and diluted loss per share -- as
  reported......................................  $     (2.20)    $   (0.84)    $  (0.24)
Basic and diluted loss per share -- pro forma...        (3.16)        (1.31)       (0.28)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                          1999          1998          1997
                                                         ------        ------        ------
Average risk-free interest rates...................        5.5%          4.7%          6.3%
Average expected life (in years)...................        3.5           3.0           3.0
Volatility(1)......................................       84.9%         81.6%         50.0%

---------------
(1) Options granted prior to the Company's initial public offering and by PlanetAll prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable.

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $43.36, $19.07 and $2.07, respectively, for options granted with exercise prices at the current fair value of the underlying stock. During 1998 and 1997, some options were granted with exercise prices that were below the current fair value of the underlying stock. The weighted average fair value of options granted with exercise prices below the current fair value of the underlying stock during 1998 and 1997 was $4.61 and $0.55, respectively. Compensation expense that is recognized in providing pro forma disclosures might not be representative of the effects on pro forma earnings for future years because SFAS No. 123 does not apply to stock option grants made prior to 1995.

                                AMAZON.COM, INC.

  Common Stock Reserved for Future Issuance

     At December 31, 1999, common stock reserved for future issuance is as follows (in thousands):

Stock options...............................................  125,186
Shares issuable upon conversion of Convertible Subordinated
  Notes.....................................................   16,018
Shares issuable associated with acquisitions................      657
                                                              -------
     Total..................................................  141,861
                                                              =======

NOTE 10 -- EARNINGS (LOSS) PER SHARE

     The following represents the calculations for net loss per share:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           ----------    ----------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported..................................  $(719,968)    $(124,546)    $(31,020)
                                                           =========     =========     ========
Weighted average shares outstanding......................    332,409       304,938      253,118
Pro forma adjustment for preferred stock.................         --            --       18,956
Weighted average common shares issued subject to
  repurchase agreements..................................     (5,656)       (8,594)     (11,392)
                                                           ---------     ---------     --------
Shares used in computation of basic and diluted loss per
  share..................................................    326,753       296,344      260,682
                                                           =========     =========     ========
Basic and diluted loss per share.........................  $   (2.20)    $   (0.42)    $  (0.12)
                                                           =========     =========     ========

     All of the Company's stock options (see Note 9) are excluded from diluted loss per share since their effect is antidilutive.

NOTE 11 -- STOCK-BASED COMPENSATION

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

     The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Consolidated Statements of Operations:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1999        1998        1997
                                                --------     -------     -------
                                                         (IN THOUSANDS)
Marketing and sales.........................    $ 3,975      $1,276      $  409
Technology and content......................     25,490         384         532
General and administrative..................      1,153         229         270
                                                -------      ------      ------
                                                $30,618      $1,889      $1,211
                                                =======      ======      ======

NOTE 12 -- INCOME TAXES

     The Company did not provide any current or deferred US federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The

                                AMAZON.COM, INC.

Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

     At December 31, 1999, the Company had net operating loss of approximately $1.18 billion related to US federal, foreign and state jurisdictions. Utilization of net operating loss, which begin to expire at various times starting in 2010, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $768 million, the resulting benefits will be credited to stockholders' equity.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
                                                           (IN THOUSANDS)
Net operating loss....................................  $ 423,200    $ 73,100
Depreciation and amortization.........................       (900)      7,400
Accrued expenses and valuation allowances.............     19,500          --
Other.................................................      9,000       5,400
                                                        ---------    --------
       Total deferred tax assets......................    450,800      85,900
Valuation allowance for deferred tax assets...........   (450,800)    (85,900)
                                                        ---------    --------
Net deferred tax assets...............................  $      --    $     --
                                                        =========    ========

NOTE 13 -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

NOTE 14 -- SEGMENT INFORMATION

     The Company identifies operating segments based on product line information, considering line maturity, within the United States and separately identifies its international operations as an operating segment. The financial results of the Company's operating segments are reported to the Company's Chief Operating Decision Maker in the following groupings: US Books; Music; DVD/video; International; and Early-Stage Businesses and Other. The results for US Books, Music and DVD/video have been aggregated into one reportable segment due to the similarity of their economic characteristics.

     The measure of profit or loss used for each reportable segment is income
(loss) from operations before other operating expenses, including stock-based compensation, amortization of goodwill and other intangibles, and merger, acquisition and investment-related costs. Assets are not allocated to operating segments for reporting to the Company's Chief Operating Decision Maker and there are no intersegment revenues on transactions between reportable segments.

                                AMAZON.COM, INC.

     Information on reportable segments and a reconciliation to consolidated net income is as follows:

                                             US BOOKS,                      EARLY-STAGE
                                             MUSIC AND                      BUSINESSES
                                             DVD/VIDEO     INTERNATIONAL     AND OTHER     CONSOLIDATED
                                             ----------    -------------    -----------    ------------
                                                                   (IN THOUSANDS)
1999:
  Revenues from external customers.........  $1,308,292      $167,743        $163,804       $1,639,839
  Gross profit (loss)......................     262,871        35,575          (7,801)         290,645
  Segment loss.............................     (31,000)      (79,223)       (242,148)        (352,371)
  Other operating expenses.................          --            --              --         (253,384)
  Net interest expense and other...........          --            --              --          (37,444)
  Equity in losses of equity-method
     investees.............................          --            --              --          (76,769)
                                                                                            ----------
  Net loss.................................          --            --              --         (719,968)
                                                                                            ==========
1998:
  Revenues from external customers.........     588,013        21,806              --          609,819
  Gross profit.............................     128,710         4,954              --          133,664
  Segment loss.............................     (35,534)      (25,498)             --          (61,032)
  Other operating expenses.................          --            --              --          (48,023)
  Interest expense, net....................          --            --              --          (12,586)
  Equity in losses of equity-method
     investees.............................          --            --              --           (2,905)
                                                                                            ----------
  Net loss.................................          --            --              --         (124,546)
                                                                                            ==========
1997:
  Revenues from external customers.........     147,787            --              --          147,787
  Gross profit.............................      28,818            --              --           28,818
  Segment loss.............................     (31,384)           --              --          (31,384)
  Other operating expenses.................      (1,211)           --              --           (1,211)
  Interest income, net.....................       1,575            --              --            1,575
  Equity in losses of equity-method
     investees.............................          --            --              --               --
                                             ----------                                     ----------
  Net loss.................................  $  (31,020)                                    $  (31,020)
                                             ==========                                     ==========

     Sales to customers outside of the US represented approximately 22%, 20% and 25% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. No individual foreign country or geographical area or customer accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during the years ended December 31, 1999, 1998 or 1997. Long-lived assets, which are comprised primarily of fixed assets, held in foreign countries totaled $9.4 million and $2.8 million as of December 31, 1999 and 1998, respectively.

     Depreciation expense for the US Books, Music and DVD/video segment was $15.0 million, $6.7 million and $3.4 million in 1999, 1998 and 1997, respectively. Depreciation expense for the International segment was $6.5 million and $2.9 million in 1999 and 1998, respectively. Depreciation expense for the Early-Stage Business and other segment was $13.1 million in 1999.

NOTE 15 -- SUBSEQUENT EVENTS

     On February 16, 2000, the Company completed an offering of E690,000,000 ($680,685,000 as of February 11, 2000) of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. The PEACS are convertible into the Company's common stock at an initial conversion price of E104.947 per share.

                                AMAZON.COM, INC.

Interest on the PEACS is payable annually in arrears on February 16 of each year, commencing on February 16, 2001. The PEACS are unsecured and are subordinated to all of the Company's existing and future senior indebtedness. The PEACS rank equally with the Convertible Subordinated Notes. The conversion price will be reset on February 16, 2001 and February 16, 2002 to the lesser of
(1) the then effective conversion price and (2) the euro equivalent average of the daily closing prices of the Company's common stock for the 20 consecutive trading days immediately preceding such date. However, in no event will the conversion price be reset lower than E84.883 per share. The exchange ratio between the dollar and the euro is not fixed by the indenture governing the PEACS, and, therefore, fluctuations in that ratio may impact whether the conversion price will be reset.

     Subject to certain conditions, the PEACS may be redeemed at the Company's option prior to February 20, 2003, in whole or in part, at the redemption price of E1,000 per note, plus accrued and unpaid interest, if the closing price for the Company's common stock has exceeded 160% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the notice of redemption. Upon any redemption made prior to February 20, 2003, the Company will make an additional cash payment with respect to the PEACS called for redemption in an amount equal to E206.25 per E1,000 note redeemed, less the amount of any interest actually paid on such PEACS prior to the call for redemption. At any time on and after February 20, 2003, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued but unpaid interest.

     Upon the occurrence of a "fundamental change" (as defined in the indenture governing the PEACS) prior to the maturity of the notes, each holder thereof shall have the right to require the Company to redeem all or any part of such holder's PEACS at a price of 100% of the principal amount of the notes being redeemed, together with accrued interest.

                                AMAZON.COM, INC.

NOTE 16 -- QUARTERLY RESULTS (UNAUDITED)

     The following tables contain selected unaudited Statement of Operations information for each quarter of 1999, 1998 and 1997. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------------------
                                                FOURTH        THIRD       SECOND       FIRST
                                                QUARTER      QUARTER      QUARTER     QUARTER
                                               ---------    ---------    ---------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................  $ 676,042    $ 355,777    $ 314,377    $293,643
Gross profit.................................     87,846       70,477       67,531      64,791
Net loss.....................................   (323,213)    (197,080)    (138,008)    (61,667)
Basic and diluted loss per share (1).........  $   (0.96)   $   (0.59)   $   (0.43)   $  (0.20)
Shares used in computation of basic and
  diluted loss per share.....................    338,389      332,488      322,340     313,794

                                                          YEAR ENDED DECEMBER 31, 1998
                                                  --------------------------------------------
                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................  $252,829    $153,648    $115,981    $ 87,361
Gross profit....................................    53,353      34,825      26,188      19,298
Net loss........................................   (46,427)    (45,171)    (22,579)    (10,369)
Basic and diluted loss per share................  $  (0.15)   $  (0.15)   $  (0.08)   $  (0.04)
Shares used in computation of basic and diluted
  loss per share................................   308,778     301,405     292,554     282,636

                                                          YEAR ENDED DECEMBER 31, 1997
                                                  --------------------------------------------
                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................  $ 66,040    $ 37,887    $ 27,855    $ 16,005
Gross profit....................................    12,913       7,170       5,214       3,521
Net loss........................................   (10,808)     (9,647)     (7,345)     (3,220)
Basic and diluted loss per share................  $  (0.04)   $  (0.04)   $  (0.03)   $  (0.01)
Shares used in computation of basic and diluted
  loss per share................................   278,826     275,190     255,840     232,860

---------------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

    ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers and Directors." Information required by Part III, Item 10, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 10, 2000, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 10, 2000, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 10, 2000, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 10, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:

  (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

          Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statements of Operations for each of the three years ended December 31, 1999

           Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1999

           Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999

           Notes to Consolidated Financial Statements

  (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

      Schedule II Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3) INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.3     Agreement and Plan of Merger dated as of April 24, 1999 by and among Amazon.com, Inc., AI Acquisition, Inc., Alexa
          Internet and Brewster Kahle (incorporated by reference to
          the Company's Current Report on Form 8-K dated June 10,
          1999)
  3.1     Restated Certificate of Incorporation of the Company
          (incorporated by reference to Amendment No. 1 to the
          Company's Registration Statement on Form S-3 (Registration
          No. 333-78797) filed June 8, 1999).
  3.2     Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K dated February 28,
          2000).
  4.1     Indenture, dated as of May 8, 1998, between Amazon.com, Inc.
          and the Bank of New York, as trustee (incorporated by
          reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).
  4.2     Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-56723) filed June 12, 1998).
  4.3     Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co.
          Incorporated (incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the Quarterly Period Ended
          March 31, 1998).
  4.4     Indenture, dated as of February 3, 1999, between Amazon.com,
          Inc. and The Bank of New York, as trustee, including the
          form of 4 3/4% Convertible Subordinated Note Due 2009
          attached as Exhibit A thereto (incorporated by reference to the Company's Current Report on Form 8-K dated February 3,
          1999).
  4.5     Registration Rights Agreement by and among Amazon.com, Inc.
          and the Initial Purchasers (incorporated by reference to the
          Company's Current Report on Form 8-K dated February 3,
          1999).
  4.6     Indenture, dated as of February 16, 2000, between
          Amazon.com, Inc. and the Bank of New York, as trustee
          (incorporated by Reference to the Company's Current Report on Form 8-K dated February 16, 2000).
  4.7     Form of 6 7/8% Convertible Subordinated Notes due 2010
          (incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 2000).
 10.1+    Amended and Restated 1994 Stock Option Plan (version as of
          December 20, 1996 for Amended and Restated Grants and
          version as of December 20, 1996 for New Grants)
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.2+    Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
          S-1 (Registration No. 333-23795) filed March 24, 1997).
 10.3+    1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
          S-8 (Registration No. 333-74419) filed March 15, 1999)
 10.4+    Accept.com Financial Services Corporation 1998 Stock Option
          Plan (incorporated by reference to the Company's
          Registration Statement on Form S-8 (Registration No.
          333-80495) filed June 11, 1999)
 10.5+    Form of Indemnification Agreement between the Company and
          each of its Directors (incorporated by reference to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-23795) filed March 24, 1997).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.6+    Non-Qualified Stock Option Letter Agreement, effective
          December 6, 1995, from the Company to Tom A. Alberg
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.7+    Non-Qualified Stock Option Letter Agreement, effective
          December 6, 1995, from the Company to Tom A. Alberg
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.8     Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
          KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
          Bezos (incorporated by reference to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-23795) filed March 24, 1997).
 10.9+    Offer Letter of Employment to Joseph Galli, Jr. dated June
          23, 1999, as amended and restated September 30, 1999.
 10.10+   Offer Letter of Employment to Warren C. Jenson dated
          September 4, 1999, as amended and restated September 30,
          1999.
 10.11+   Offer Letter of Employment to Jeff Wilke, dated September 2,
          1999.
 10.12+   Offer Letter of Employment to Richard Dalzell, dated August
          13, 1997.
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 21.1     List of Subsidiaries.
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 27.1     Financial Data Schedule.

---------------
+ Executive Compensation Plan or Agreement

  (B) REPORTS ON FORM 8-K:

     On October 28, 1999, the Company filed a Form 8-K under Item 5 announcing its financial results for the third quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 2000.

                                      AMAZON.COM, INC.

                                      By: /s/ JEFFREY P. BEZOS
                                         ---------------------------------------
                                         Jeffrey P. Bezos
                                         Chief Executive Officer and Chairman of
                                          the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2000.


            /s/ JEFFREY P. BEZOS                Chairman of the Board and Chief Executive
--------------------------------------------    Officer (Principal Executive Officer)
              Jeffrey P. Bezos

           /s/ JOSEPH GALLI, JR.                President, Chief Operating Officer and
--------------------------------------------    Director
             Joseph Galli, Jr.

            /s/ WARREN C. JENSON                Senior Vice President, Chief Financial
--------------------------------------------    Officer and Chief Accounting Officer
              Warren C. Jenson                  (Principal Financial and Accounting Officer)

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

             /s/ L. JOHN DOERR                  Director
--------------------------------------------
               L. John Doerr

         /s/ PATRICIA Q. STONESIFER             Director
--------------------------------------------
           Patricia Q. Stonesifer

                                AMAZON.COM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

INVENTORY VALUATION ALLOWANCE

                                                     CHARGED/
                                  BALANCE AT        (CREDITED)          INVENTORY      BALANCE AT
                                  BEGINNING          TO COSTS          DISPOSED OR       END OF
           YEAR ENDED             OF PERIOD        AND EXPENSES        WRITTEN OFF       PERIOD
           ----------             ----------    -------------------    ------------    ----------
                                                          (IN THOUSANDS)
December 31, 1999...............    $4,600            $38,152            $(13,169)      $29,583
                                    ======            =======            ========       =======
December 31, 1998...............    $  800            $ 4,420            $   (620)      $ 4,600
                                    ======            =======            ========       =======
December 31, 1997...............    $   --            $   800            $     --       $   800
                                    ======            =======            ========       =======