Form 10-Q
period 2000-03-31
AMAZON COM INC
filed 2000-05-15
CIK 1018724

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (206) 266-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    351,774,236 shares of $0.01 par value common stock outstanding as of April 30, 2000

================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements (Unaudited)
            Balance sheets--March 31, 2000 and December 31, 1999......................       4
            Statements of operations--Three months ended March 31, 2000 and 1999......       5
            Statements of cash flows--Three months ended March 31, 2000 and 1999......       6
            Notes to financial statements--March 31, 2000.............................       7
  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................      11
  Item 3.   Quantitative and Qualitative Disclosure Of Market Risk....................      24

PART II.  OTHER INFORMATION
  Item 1.   Legal Proceedings.........................................................      26
  Item 2.   Changes in Securities and Use of Proceeds.................................      26
  Item 3.   Defaults Upon Senior Securities...........................................      26
  Item 4.   Submission of Matters to a Vote of Security Holders.......................      26
  Item 5.   Other Information.........................................................      26
  Item 6.   Exhibits and Reports on Form 8-K..........................................      26

Signature.............................................................................      28
Exhibit Index.........................................................................      29

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                MARCH 31,        DECEMBER 31,
                                                                  2000               1999
                                                               -----------       -----------
                                     ASSETS
Current assets:                                                (unaudited)
  Cash ...................................................      $    84,087       $   116,962
  Marketable securities ..................................          924,794           589,226
  Inventories ............................................          172,257           220,646
  Prepaid expenses and other current assets ..............           89,811            85,344
                                                                -----------       -----------
          Total current assets ...........................        1,270,949         1,012,178
Fixed assets, net ........................................          334,396           317,613
Goodwill, net ............................................          471,748           534,699
Other intangibles, net ...................................          175,444           195,445
Investments in equity-method investees ...................          271,542           226,727
Other investments ........................................          150,782           144,735
Other assets .............................................           54,882            40,154
                                                                -----------       -----------
          Total assets ...................................      $ 2,729,743       $ 2,471,551
                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................      $   255,797       $   463,026
  Accrued expenses and other current liabilities .........          144,815           181,909
  Unearned revenue .......................................          134,758            54,790
  Interest payable .......................................           15,812            24,888
  Current portion of long-term debt and other ............           15,983            14,322
                                                                -----------       -----------
          Total current liabilities ......................          567,165           738,935
Long-term debt ...........................................        2,136,961         1,466,338
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 150,000
     Issued and outstanding shares -- none ...............               --                --
  Common stock, $0.01 par value:
     Authorized shares -- 1,500,000
     Issued and outstanding shares -- 349,959 and 345,155
      shares at March 31, 2000 and December 31, 1999,
      respectively .......................................            3,500             3,452
  Additional paid-in capital .............................        1,293,761         1,194,369
  Stock-based compensation ...............................          (34,889)          (47,806)
  Accumulated other comprehensive loss ...................          (46,302)           (1,709)
  Accumulated deficit ....................................       (1,190,453)         (882,028)
                                                                -----------       -----------
          Total stockholders' equity .....................           25,617           266,278
                                                                -----------       -----------
          Total liabilities and stockholders' equity .....      $ 2,729,743       $ 2,471,551
                                                                ===========       ===========

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
Net sales ........................................      $ 573,889       $ 293,643
Cost of sales ....................................        445,755         228,852
                                                        ---------       ---------
Gross profit .....................................        128,134          64,791
Operating expenses:
  Marketing, sales and fulfillment ...............        140,111          60,717
  Technology and content .........................         61,244          23,402
  General and administrative .....................         26,045          11,243
  Stock-based compensation .......................         13,652             111
  Amortization of goodwill and other intangibles .         82,955          20,900
  Merger, acquisition and investment-related costs          2,019             399
                                                        ---------       ---------
          Total operating expenses ...............        326,026         116,772
                                                        ---------       ---------
Loss from operations .............................       (197,892)        (51,981)

Interest income ..................................         10,126          10,920
Interest expense .................................        (27,621)        (16,634)
Other expense, net ...............................         (4,774)            (49)
                                                        ---------       ---------
     Net interest expense and other ..............        (22,269)         (5,763)
                                                        ---------       ---------
Loss before equity in losses of equity-method
  investees ......................................       (220,161)        (57,744)
Equity in losses of equity-method investees ......        (88,264)         (3,923)
                                                        ---------       ---------
Net loss .........................................      $(308,425)      $ (61,667)
                                                        =========       =========
Basic and diluted loss per share .................      $   (0.90)      $   (0.20)
                                                        =========       =========
Shares used in computation of basic and
  diluted loss per share .........................        343,884         313,794
                                                        =========       =========

                See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ------------------------------
                                                                    2000              1999
                                                                ------------      ------------
CASH AT BEGINNING OF PERIOD ..............................      $   116,962       $    25,561
OPERATING ACTIVITIES:
Net loss .................................................         (308,425)          (61,667)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of fixed assets ..........           18,180             5,223
  Amortization of deferred stock-based compensation ......           13,652               111
  Equity in losses of equity-method investees ............           88,264             3,923
  Amortization of goodwill and other intangibles .........           82,955            20,900
  Non-cash merger, acquisition, and
   investment-related costs...............................            2,019               399
  Amortization of previously unearned revenue ............          (18,485)               --
  (Gain) loss on sale of marketable securities ...........           (2,600)            4,190
  Non-cash interest expense and other ....................            5,745             7,468
  Changes in operating assets and liabilities:
     Inventories .........................................           48,389           (15,735)
     Prepaid expenses and other current assets ...........            2,634           (15,584)
     Accounts payable ....................................         (207,229)           19,745
     Accrued expenses and other current liabilities ......          (37,239)            4,736
     Unearned revenue ....................................              614                --
     Interest payable ....................................           (8,988)            9,097
                                                                -----------       -----------
          Net cash used in operating activities ..........         (320,514)          (17,194)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities ............        1,013,947         1,217,942
Purchases of marketable securities .......................       (1,333,393)       (2,342,230)
Purchases of fixed assets ................................          (26,601)          (19,062)
Investments in equity-method investees and other
  investments ............................................          (47,487)               --
                                                                -----------       -----------
          Net cash used in investing activities ..........         (393,534)       (1,143,350)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options ..................           21,359             6,540
Proceeds from long-term debt .............................          679,374         1,250,000
Repayment of long-term debt ..............................           (4,023)          (81,249)
Financing costs ..........................................          (15,895)          (34,900)
                                                                -----------       -----------
          Net cash provided by financing activities ......          680,815         1,140,391
Effect of exchange rate changes ..........................              358              (160)
                                                                -----------       -----------
Net decrease in cash .....................................          (32,875)          (20,313)
                                                                -----------       -----------
CASH AT END OF PERIOD ....................................      $    84,087       $     5,248
                                                                ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases ...............      $     3,502       $    14,594
Fixed assets acquired under financing agreements .........            4,551             4,421
Equity securities for unearned Amazon Commerce
Network services .........................................           97,839                --

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

Unaudited Interim Financial Information

    The accompanying financial statements have been prepared by Amazon.com, Inc. ("Amazon.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Comprehensive Loss

    Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and other available-for-sale investments, and foreign currency translation adjustments. Comprehensive loss was $353.0 million and $67.9 million for the three-month periods ended March 31, 2000 and 1999, respectively.

Loss per Share

    The number of shares used in calculating loss per share for the three-month periods ended March 31, 2000 and 1999 was reduced by 3.8 million and 6.9 million shares, respectively, representing the weighted average number of outstanding shares subject to repurchase. Stock options are antidilutive and accordingly excluded from diluted loss per share.

Recent Accounting Pronouncement

    In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.


NOTE 2 -- MARKETABLE SECURITIES

    Marketable securities available for sale, at fair value, consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       --------     ------------
                                                           (IN THOUSANDS)
          Asset-backed and agency securities ....      $114,935      $247,667
          Commercial paper and short-term
          obligations ...........................       690,340        73,557

          Treasury notes and bonds ..............        84,536       164,158
          Corporate notes and bonds .............            --       103,844
          Equity securities .....................        34,983            --
                                                       --------      --------
                    Total marketable securities .      $924,794      $589,226
                                                       ========      ========

    The Company's marketable securities consist primarily of high quality short- to intermediate-term fixed income securities and money market mutual funds. The Company classifies all investments of cash as marketable securities, including highly liquid investments with maturities of three months or less and reflects the related cash flows as investing activities in the Statements of Cash Flows. As a result of the classification of highly liquid investments within marketable securities, a significant portion of the Company's gross marketable securities purchases and maturities disclosed as investing cash flows is related to highly liquid investments with short maturities.

    At March 31, 2000 and December 31, 1999, the amortized cost of the Company's marketable securities was $902.8 million and $601.4 million, respectively. At March 31, 2000, $665.1 million of the Company's marketable securities were comprised of money market funds denominated in euros.

NOTE 3 --INVESTMENTS IN EQUITY-METHOD INVESTEES

    The Company holds certain investments accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees one month in arrears for private companies and one quarter in arrears for public companies.

NOTE 4 -- OTHER INVESTMENTS

    At March 31, 2000, Other Investments included $68.7 million of investments accounted for under the cost method and $82.1 million of investments in equity securities with ready markets that are recorded at fair value and classified as available-for-sale securities pursuant to Statement of Financial Accounting Standards (SFAS) No. 115. The cost of such noncurrent available-for-sale equity securities at March 31, 2000 was $151.3 million. Gross unrealized gains were $0.7 million and gross unrealized losses were $69.9 million at March 31, 2000.

NOTE 5 -- UNEARNED REVENUE AND RELATED PARTY TRANSACTIONS

    Unearned revenue is recorded for the fair value of services to be performed in future periods for Amazon Commerce Network (ACN) partners. ACN partners are companies with which the Company has entered into strategic relationships that have generally consisted of the Company making a minority investment in the companies and entering into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site. The fair value of services is measured by the consideration received from ACN partners, which includes cash and the equity securities of ACN partners. The Company holds equity securities of ACN partners, some of which are accounted for under the equity method. Fair value of securities is determined based upon the market value, subject to adjustments for any restrictions on marketability, at the date the agreement is consummated for ACN partners that are public companies and by an estimate of fair value including the use of independent third-party appraisals for ACN partners that are private companies.

    In March 2000, the EITF reached a consensus on EITF Issue 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." This consensus indicates that the grantee should measure the fair value of equity instruments received in conjunction with providing goods or services using the stock price and other measurement assumptions as of the earlier of either (a) the date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and commitment for performance by the grantee to earn the equity instruments is reached, or (b) the date at which the grantee's performance necessary to earn the equity instruments is complete. The consensus applies to new grants or modifications of existing grants that occur after March 16, 2000. The consensus does not affect the Company's accounting for any of the transactions in which the Company received an equity instrument in conjunction with providing services, but may affect future transactions.

    Unearned revenue is recognized over the period in which the service for which consideration has been received is performed (generally one to 2.5 years). During the three months ended March 31, 2000, the Company recorded $19.9 million of revenue from ACN partners.

NOTE 6 -- LONG-TERM DEBT

    On February 16, 2000, the Company completed an offering of E690,000,000 ($680,685,000 as of February 11, 2000) of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. The PEACS are convertible into the Company's common stock at an initial conversion price of E104.947 per share. Interest on the PEACS is payable annually in arrears in February of each year, commencing in February 2001. The PEACS are unsecured and are subordinated to all of the Company's existing and future senior indebtedness. The PEACS rank equally with the Company's outstanding 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The conversion price for the PEACS will be reset on February 16, 2001 and February 16, 2002, but in no event will the conversion price be reset lower that E84.883 per share. Subject to certain conditions, the PEACS may be redeemed at the Company's option prior to February 20, 2003, in whole or in part, at the redemption price of E1,000 per note, plus accrued and unpaid interest.

NOTE 7 -- STOCK-BASED COMPENSATION

    The following table shows the amounts of stock-based compensation, arising primarily from acquisitions accounted for under the purchase method, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Statements of
Operations:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                           ----------------------
                                             2000        1999
                                           -------       ----
                                               (IN THOUSANDS)
Marketing, sales and fulfillment ....      $   331      $    37
Technology and content ..............       12,829           74
General and administrative ..........          492           --
                                           -------      -------
                                           $13,652      $   111
                                           =======      =======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which are currently being consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits.

    In addition, the Federal Trade Commission has requested information and documents regarding Alexa Internet's practices and has opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether the Company has engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa. The Company is cooperating voluntarily with the Commission's investigation.

    Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations or cash flows in a particular period.

    From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

NOTE 9 -- SEGMENT INFORMATION

    Information on reportable segments and a reconciliation to net income is as follows:

                                               US BOOKS,                 EARLY-STAGE
                                               MUSIC AND                 BUSINESSES
                                               DVD/VIDEO  INTERNATIONAL   AND OTHER    CONSOLIDATED
                                               ---------  -------------   ---------    ------------
                                                                (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000:
  Revenues..............................        $401,415     $  75,132    $  97,342    $  573,889
  Gross profit..........................          82,855        16,036       29,243       128,134
  Segment loss..........................         (2,425)      (27,448)     (69,393)      (99,266)
  Other operating expenses..............              --            --           --      (98,626)
  Net interest expense and other........              --            --           --      (22,269)
  Equity in losses of equity-method
     investees..........................              --            --           --      (88,264)
                                                                                       ----------
  Net loss..............................              --            --           --     (308,425)
                                                                                       ==========
THREE MONTHS ENDED MARCH 31, 1999:
  Revenues..............................         267,522        25,719          402       293,643
  Gross profit..........................          59,266         5,157          368        64,791
  Segment loss..........................         (3,117)      (14,253)     (13,201)      (30,571)
  Other operating expenses..............              --            --           --      (21,410)
  Net interest expense and other........              --            --           --       (5,763)
  Equity in losses of equity-method
     investees..........................              --            --           --       (3,923)
                                                                                       ----------
  Net loss..............................              --            --           --    $ (61,667)
                                                                                       =========

    Revenue and gross profit generated on ACN services, which are included within the Early-Stage Businesses and Other segment, was $19.9 million and $19.5 million for the three months ended March 31, 2000. There was no revenue or gross profit on ACN services during the three months ended March 31, 1999.

The measure of profit or loss used for each reportable segment is income (loss) from operations before other operating expenses, including stock-based compensation, amortization of goodwill and other intangibles, and merger, acquisition and investment-related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as forward-looking statements regarding expectations of future profitability of the US Books, Music and DVD/video segment, positive cash flow from operations and improvement in operating loss and sales, all of which are inherently difficult to predict. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. We generally use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations for a variety of reasons, including the rate of growth of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, fluctuations in the value of securities held by the Company (some of which consist of securities issued to the Company as consideration for services to be performed by the Company for the issuers), risks of inventory management, and risks of distribution and fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company's actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business -- Additional Factors That May Affect Future Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

OVERVIEW

    Amazon.com, Inc. is the world's leading online retailer. We have served over 20 million customer accounts in over 150 countries. We directly offer for sale millions of distinct items in categories such as books, music, DVDs, videos, toys, electronics, software, video games, tools and hardware, lawn and patio products and kitchen products. Through our marketplace services such as Amazon Auctions, zShops and sothebys.amazon.com, we have created Web-based marketplaces where buyers and sellers can enter into transactions with respect to a wide range of products. In addition to our US Web site, we currently have two internationally focused Web sites located at www.amazon.co.uk and www.amazon.de. We offer our customers a superior shopping experience by providing high value through selection, convenience, ease of use, low prices, product information and an intense focus on customer service. We are a proven technology leader, having developed electronic commerce innovations such as 1-Click technology, personalized shopping services, easy-to-use search and browse features, secure payment protections and wireless access to our stores. We now operate ten distribution centers worldwide comprising approximately five million square feet of warehouse and distribution space, which allows us control over the distribution process and facilitates our ability to deliver merchandise to customers on a reliable and timely basis.

    Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in Delaware. The Company's principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997, and its common stock is listed on the Nasdaq National Market under the symbol "AMZN."

    As used herein, "Amazon.com," "Amazon," "we," "our," "us" and "the Company" includes Amazon.com, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

    During the three months ended March 31, 2000, through our Amazon Commerce Network (ACN), we entered into a number of strategic relationships with selected e-commerce companies. These relationships have generally consisted of our making a minority investment in the companies and the entry into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site. We received cash and equity securities in these companies with a fair value (as determined at the time these commercial agreements were entered into by quoted market prices of public companies, considering any restrictions on marketability, or by the use of independent, third-party valuations of private companies) of $97.8 million during the three months ended March 31, 2000 and recorded such amounts as unearned revenue. Revenue will be earned based on the original recorded value as we provide the related services in the future (generally over the next one to 2.5 years, depending on the terms of each arrangement). Our first co-branded section of the Amazon Web site, the Health and Beauty store created in conjunction with drugstore.com, was launched on April 17, 2000.

We believe that these investments and commercial arrangements are attractive to us for a variety of reasons. First, our customers receive access to a wider range of products and services. Second, we are able to generate revenue from the strategic partners because we help them sell to our customer base. Third, we have the opportunity to participate in the future success of our strategic partners as a result of our ownership interest in such companies. We believe that our strategic partners are also well served as a result of the opportunity to grow their customer base quickly and build brand recognition.

    On February 16, 2000, we completed an offering of E690,000,000 ($680,685,000 as of February 11, 2000) of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. The PEACS are convertible into our common stock at an initial conversion price of E104.947 per share. Interest on the PEACS is payable annually in arrears in February of each year, commencing in February 2001. The PEACS are unsecured and are subordinated to all of our existing and future senior indebtedness. The PEACS rank equally with our outstanding $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The conversion price for the PEACS will be reset on February 16, 2001 and February 16, 2002, but in no event will the conversion price be reset lower that E84.883 per share. Subject to certain conditions, the PEACS may be redeemed at our option prior to February 20, 2003, in whole or in part, at the redemption price of E1,000 per note, plus accrued and unpaid interest.

RESULTS OF OPERATIONS


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                            -----------------------
                                              2000           1999           % CHANGE
                                              ----           ----           --------
                                                (IN THOUSANDS)
Net sales ............................      $573,889       $293,643             95%

Gross profit .........................       128,134         64,791             98%

Gross margin .........................          22.3%          22.1%             1%

Marketing, sales and fulfillment .....       140,111         60,717            131%
Technology and content ...............        61,244         23,402            162%
General and administrative ...........        26,045         11,243            132%
Stock-based compensation .............        13,652            111         12,199%
Amortization of goodwill and
   other intangibles .................        82,955         20,900            297%

Loss from operations .................       197,892         51,981            281%

Interest income ......................        10,126         10,920             (7)%
Interest expense .....................        27,621         16,634             66%
Other expense, net ...................         4,774             49          9,643%

Equity in losses of equity-method
   investees .........................        88,264          3,923          2,150%


Net Sales

    Net sales includes the selling price of products sold by us, less returns and promotional gift certificates, and also includes outbound shipping charges charged to our customers. Shipping revenue was $74.6 million and $44.2 million for the three-month periods ended March 31, 2000 and 1999, respectively. Net sales also includes revenues earned from activities of ACN of $19.9 million for the three months ended March 31, 2000, as well as commissions from auctions and zShops transactions. Growth in net sales is primarily related to an increase in units sold due to the growth of the Company's customer base, repeat purchases from existing customers, and the introduction of new product lines. Subsequent to March 31, 1999, the Company has added several new product lines.

    At March 31, 2000, the number of customer accounts, which includes customer accounts for marketplace services but excludes customer accounts for ACN, reached 20 million, compared with 8.4 million at March 31, 1999.

    Sales to customers outside of the US, including export sales from the US and sales by our international subsidiaries, represented approximately 24% and 22% of net sales for the three months ended March 31, 2000 and 1999, respectively.

Gross Profit

Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers, as well as inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers. Gross profit increased in absolute dollars, reflecting our increased sales volume. Gross margin increased slightly, from 22.1% to 22.3%, primarily due to the generation of revenue from the higher-margin service activities of ACN. Gross profit from ACN activities was $19.5 million for the three months ended March 31, 2000. Excluding the effect of ACN, gross margin would have been 19.6% during the three months ended March 31, 2000, a decrease of 2.5% compared to the three months ended March 31, 1999, but an increase of 6.6% compared to the three months ended December 31, 1999. The decrease from the three months ended March 31, 1999 to March 31, 2000 is primarily due to the reduction in gross profit (loss) from shipping. Gross profit (loss) from shipping, which represents shipping revenues less outbound shipping costs, was $(3.4) million and $6.9 million for the three-month periods ended March 31, 2000 and 1999, respectively. The change in gross profit (loss) from shipping is primarily a function of the addition of the toys, electronics and tools and hardware product lines since March 31, 1999, which have had lower shipping margins than books, music and DVD/video products. It is also a result of our distribution center expansion during 1999, which has led to increased split-shipments.

    We intend to continue to expand our operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of our product and service offerings. Gross margins attributable to new business areas may be different from those associated with our existing business activities. To the extent such business areas become larger components of our sales, we would expect a corresponding impact on overall gross margin.

    Organizations responsible for promulgating accounting standards are currently reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of retailers, online and offline, including Amazon.com. This review may lead to new accounting standards that could require some or all fulfillment and order processing costs to be classified as costs of sales and/or require some or all of such costs to be capitalized in inventory. We currently include these costs in marketing, sales and fulfillment.

Marketing, Sales and Fulfillment

    Marketing, sales and fulfillment expenses consist of advertising, promotional and public relations expenditures, credit card fees and payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs included in marketing, sales and fulfillment expenses represent those costs incurred in operating and staffing distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; responding to inquiries from customers; and credit card fees. Fulfillment costs amounted to $99.5 million and $34.2 million for the three-month periods ended March 31, 2000 and 1999, respectively. Advertising, promotional and public relations costs totaled $40.6 million and $26.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. Marketing, sales and fulfillment expenses increased primarily due to increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales. Marketing, sales and fulfillment expenses increased as a percentage of net sales, from 20.7% for the three months ended March 31, 1999 to 24.4% for the three months ended March 31, 2000, primarily due to increases in fulfillment expenses associated with the expansion of our distribution center network and customer service staff, most of which occurred subsequent to March 31, 1999. We intend to continue our advertising and marketing activities in the future and expect that such expenditures will continue to increase in absolute dollars, but, as a percentage of sales, will likely decline in the future. We also expect that fulfillment costs will decline as a percentage of sales in the future as additional capacity of our existing distribution center network is more fully utilized. However, due to risks related to market share, seasonality, inventory management and other factors, advertising and marketing expenditures and fulfillment costs may not decline as a percentage of sales. See "Additional Factors That May Affect Future Results."

Technology and content

    Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. The increase in technology and content expenses was primarily attributable to increased staffing and associated costs related to continual enhancements to the features, content and functionality of our Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. Technology and content costs are generally expensed as incurred, except for costs incurred during the application development stage of internal-use software, including those related to the Company's Web sites, that are capitalized and depreciated over estimated useful lives (generally two years). We believe that continued investment in technology and content is critical to attaining our strategic objectives. In addition to ongoing investments in our Web stores and infrastructure, we intend to increase investments in products, services and international expansion. As a result, we expect technology and content expenses to continue to increase in absolute dollars.

General and Administrative

    General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and legal and other professional fees.

Stock-Based Compensation

    Stock-based compensation is comprised of the portion of acquisition-related consideration that is conditioned on the continued tenure of key employees of acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges for certain other compensation and severance arrangements. The increase in stock-based compensation resulted primarily from acquisitions consummated in 1999.

Amortization of Goodwill and Other Intangibles

    Increases in amortization of goodwill and other intangibles primarily resulted from our 1999 acquisitions of e-Niche Incorporated (Exchange.com), Alexa Internet, Accept.com Financial Services Corporation, LiveBid.com, Inc., the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib of the North), Back to Basics Toys, Inc. and other acquisitions. We may continue to expand our business through acquisitions, which would cause amortization of goodwill and other intangibles to increase.

Loss from Operations

    Our loss from operations increased due to increases as a percentage of sales in marketing, sales and fulfillment, technology and content, stock-based compensation and amortization of goodwill and other intangibles.

Interest Income and Expense

    Interest income on cash and marketable securities remained relatively constant due to a comparable average balance of marketable securities being invested for the three-month periods ended March 31, 2000 and 1999. During both periods, the Company completed significant debt offerings and invested the proceeds in interest-bearing marketable securities. Interest expense increased due to a full quarter of interest expense in 2000 for the February 1999 issuance of the Convertible Notes and interest on the February 2000 issuance of E690,000,000 ($680,685,000 as of February 11, 2000) of 6.875% Convertible
Subordinated Notes due 2010, also known as "PEACS".

Other expense, net

    Other expense primarily consists of net realized gains and losses on sales of marketable securities and net foreign exchange transaction gains and losses. The increase in other expense, net is primarily due to higher net foreign exchange transaction losses during the three months ended March 31, 2000. The increase in net foreign exchange transaction losses is commensurate with an increase in foreign exchange transactions, primarily related to the issuance of the PEACS.

Equity in Losses of Equity-Method Investees

    Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. We made several investments in 1999 that are accounted for under the equity method of accounting and increased our investment in certain equity-method investees during the three-month period ended March 31, 2000. We expect to make additional investments in the future that will be accounted for under the equity method of accounting. Most of the companies in which we have invested to date are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments.

    Two of our equity-method investees, HomeGrocer.com, Inc. and Pets.com, Inc., completed the initial public offerings of their common stock during the three months ended March 31, 2000. Additionally, another of our equity-method investees, drugstore.com, inc., completed a secondary offering of its common stock during the three months ended March 31, 2000. In connection with these sales of common stock by our investees, we recorded the related unrealized gains as contributions to additional paid-in capital of a total of $77.8 million during the three months ended March 31, 2000, representing the difference between the carrying value and the fair value of the portion of our investments that have been deemed to have been sold by the investees.

Pro Forma Results of Operations

    Pro forma information regarding our results, which excludes amortization of goodwill and other intangibles, stock-based compensation, equity in losses of equity-method investees and merger, acquisition and investment-related costs, is as follows:


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                    2000           1999
                                                    ----           ----
                                                  (IN THOUSANDS, EXCEPT
                                                     PER SHARE DATA)
Pro forma loss from operations ...........      $ (99,266)      $ (30,571)
Pro forma net loss .......................      $(121,535)      $ (36,334)
Pro forma basic and diluted loss per share      $   (0.35)      $   (0.12)
Shares used in computation of pro forma
basic and diluted loss per share .........        343,884         313,794


    Presentation of pro forma results from operations on the face of the financial statements is not in conformity with generally accepted accounting principles. However, we are providing pro forma results of operations for informational purposes. The pro forma results are derived from information recorded in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000 the Company's total cash and marketable securities balance was $1.01 billion compared to $706.2 million at December 31, 1999.

    Net cash used in operating activities was $320.5 million and $17.2 million for the three-month periods ended March 31, 2000 and 1999. Our net operating cash flow for the three months ended March 31, 2000 was primarily a result of our operating loss and the payment of accounts payable related to product sold during the fourth quarter of 1999. For further information regarding our operating cash flows, see the Statements of Cash Flows included in our unaudited interim financial statements.

    Net cash used in investing activities was $393.5 million and $1.1 billion for the three-month periods ended March 31, 2000 and 1999, and consisted of net purchases of marketable securities, purchases of fixed assets, and, in 2000, cash paid for equity investments. Cash available for investment purposes increased substantially in both 2000 and 1999 as a result of the issuance of the PEACS and Convertible Notes.

    Net cash provided by financing activities of $681 million and $1.1 billion for the three-month periods ended March 31, 2000 and 1999, was primarily a result of the issuance of the PEACS and Convertible Notes in 2000 and 1999. Proceeds from these sales of debt were offset in both periods by financing costs incurred in connection with the issuance of this debt.

    As of March 31, 2000, the Company's principal commitments consisted of obligations outstanding under the PEACS, Convertible Notes, 10% Senior Discount Notes due May 2008 (the "Senior Discount Notes") and leases of property and equipment. The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated cash needs for at least the next 12 months and that it will generate positive cash flow from operations over the final three quarters of fiscal 2000 combined. However, any projections of future cash flows are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results." If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect the Company's future results:

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES

    We have incurred significant losses since we began doing business. As of March 31, 2000, we had an accumulated deficit of $1.19 billion. We anticipate at June 30, 2000 that total shareholders' equity will be a deficit. While we expect to generate income on a pro forma operating basis in our US Books, Music and DVD/video segment for the full year in 2000, we are incurring substantial operating losses and will continue to incur such losses for the foreseeable future. These losses may be significantly higher than our current losses. To succeed, we must invest heavily in marketing and promotion and in developing our product offerings and technology and operating infrastructure. In today's tight labor market we could be forced to increase our cash compensation to employees which could hurt our operating results. In addition, the expenses associated with our recent and future acquisitions and investments and interest expense related to our outstanding debt securities will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low gross margins. Our historical revenue growth rates are not sustainable and our percentage growth rate will decrease in the future.

OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD AFFECT OUR BUSINESS

    We have significant indebtedness. As of March 31, 2000, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financing totaling approximately $2.15 billion. We may incur substantial additional debt in the future. Our indebtedness could:

       o make it difficult to make principal and interest payments on our debt,

       o make it difficult to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future,

       o limit our flexibility in planning for, or reacting to, changes in our business and competition, and

       o make it more difficult for us to react in the event of an economic downturn.

    We may not be able to meet our debt service obligations. If our cash flow is inadequate to meet our obligations, we may face substantial liquidity problems. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. This would permit our creditors to accelerate the maturity of our indebtedness. In addition, our PEACS are denominated in euros, not dollars, and the exchange ratio between the euro and the dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the euro/dollar exchange ratio may adversely affect us, including by potentially triggering certain reset provisions in the PEACS that would lower the conversion price.

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

    Our quarterly operating results will fluctuate for many reasons, including:

       o our ability to retain existing customers, attract new customers and satisfy our customers' demands,

       o our ability to acquire merchandise, manage our inventory and fulfill orders,

       o changes in gross margins of our current and future products, services and markets,

       o our ability to introduce, and the timing of introductions by us and our competitors of products or services, and our ability to properly anticipate demand,

       o purchases of large quantities of products, particularly in advance of the holidays, for which demand may not materialize,

       o introduction of our new Web sites, services and products or those of competitors,

       o termination of Web sites, service offerings and/or product sales that we determine are not viable,

       o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

       o timing of upgrades and developments in our systems and infrastructure,

       o      the level of traffic on our Web sites,

       o the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

       o      technical difficulties, system downtime or Internet brownouts,

       o      the mix of products we sell,

       o      the mix of revenues derived from products as compared to services,

       o our inability to prevent fraud perpetrated by third parties through credit card transactions, Amazon Payments transactions, and auction and zShops transactions,

       o      our level of merchandise and vendor returns, and

       o disruptions in service by common shipping carriers due to strikes or otherwise.

    Both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, DVD/video, toy, electronics and tools and hardware industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys, electronics and video games businesses.

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

WE COULD LOSE SUBSTANTIAL MARKET SHARE IF WE DO NOT KEEP UP WITH THE INTENSE COMPETITION IN THE ONLINE COMMERCE MARKET

    The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail book, music, DVD/video, toy, electronics, software, video game, tools and hardware, lawn and patio and kitchen industries are intensely competitive. Our current or potential competitors include:

       o online vendors of books, music, DVDs, videos, toys, electronics, software, video games, tools and hardware, lawn and patio products, kitchen products and other products,

       o a number of indirect competitors, including Web portals and Web search engines, that are involved in online commerce, either directly or in collaboration with other retailers,

       o      online auction services,

       o Web-based retailers using alternative distribution capabilities, and

       o publishers, distributors, manufacturers and physical-world retailers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing.

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

SYSTEM INTERRUPTIONS AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR SYSTEMS MAY AFFECT THE VOLUME OF ORDERS WE FULFILL AND THEREFORE OUR REVENUES, AND MAY HAVE AN ADVERSE IMPACT ON THE VALUE OF OUR BRAND

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

OUR PLANNED GROWTH WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES

    We have rapidly and significantly expanded our operations and will further expand our operations to address potential growth of our product and service offerings and customer base. This expansion will continue to place a significant strain on our management, operational and financial resources. We need to continue to successfully execute our expansion of our distribution centers and customer service centers and continue to improve our transaction-processing and operational and financial systems, procedures and controls. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

WE FACE SIGNIFICANT INVENTORY RISK ARISING OUT OF CHANGES IN CONSUMER DEMAND AND PRODUCT CYCLES. WE FACE ADDITIONAL INVENTORY RISKS BECAUSE OUR INVENTORY MANAGEMENT SYSTEMS ARE NOT WELL INTEGRATED DUE TO THE MANUAL NATURE OF SOME OF OUR OPERATIONAL PROCESSES

    We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. These issues are particularly pronounced with respect to our inventory of products that are based on current trends. A failure to optimize inventory will harm our shipping margins by requiring us to make partial shipments from one or more locations.

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

    Any one of the factors set forth above may require us to mark-down or write-off inventory. Substantial inventory mark-downs or write-offs will decrease gross margins. In the fourth quarter of 1999, for example, we incurred inventory-related charges that significantly decreased our gross margins.

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

IF WE DO NOT SUCCESSFULLY EXPAND AND OPERATE OUR DISTRIBUTION CENTERS, OUR BUSINESS COULD BE HARMED

    If we do not successfully expand and our distribution centers fail to operate properly, it could significantly limit our ability to meet customer demand. During the fiscal year ended December 31, 1999, we added distribution centers in Nevada, Georgia, Kentucky, Kansas, North Dakota, Germany and the UK. Most of these distribution centers are or will be highly automated, and we have had limited experience with automated distribution centers. The two distribution centers we operated prior to 1999, in Washington and Delaware, are manually operated. We are not experienced in coordinating and managing distribution operations in geographically distant locations. Because it is difficult to predict sales increases, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and heavy products as part of the fulfillment of toy, electronics, tools and hardware, lawn and patio and other product orders.

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

    Our international sales and operations are subject to a number of risks inherent in selling and operating abroad, including, but not limited to, risks with respect to:

       o      currency exchange rate fluctuations,

       o      local economic and political conditions,

       o      disruptions of capital and trading markets,

       o restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and custom duties and tariffs),

       o      changes in legal or regulatory requirements,

       o      import or export licensing requirements,

       o      limitations on the repatriation of funds,

       o      difficulty in obtaining distribution and support,

       o      nationalization,

       o laws and policies of the US affecting trade, foreign investment and loans, and

       o      tax and other laws.

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

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN MAKING AND INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES, INCLUDING THOSE ASSOCIATED WITH THE AMAZON COMMERCE NETWORK

    We plan to continue to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. During the three months ended March 31, 2000, we entered into several transactions whereby we received equity securities of other companies in exchange for agreeing to jointly establish co-branded sections of the Amazon Web site for the sale of products and services. Business combinations, investments, joint ventures and other strategic alliances with other companies create risks such as:

       o difficulty assimilating the operations, technology and personnel of combined companies,

       o disruption of our ongoing business, including loss of management focus on existing businesses and other market developments,

       o      problems retaining key technical and managerial personnel,

       o expenses associated with amortization of goodwill and other purchased intangible assets,

       o      additional operating losses and expenses of acquired businesses,

       o impairment of relationships with existing employees, customers and business partners, and

       o fluctuations in value and losses that may arise from our equity investments.

    We may not succeed in addressing these risks.

    As part of our business strategy, we intend to increase the number of our strategic investments and alliances with online commerce businesses and other companies pursuant to which they pay us licensing or other fees, such as fees to establish co-branded stores on our Web sites or to participate in our auction or zShops services. While we believe these arrangements will have a positive impact on our results of operations, particularly our gross margins, this strategy may not be successful and these transactions create additional risk. For example, for strategic alliances where we create a co-branded store on our Web site, we may experience difficulty integrating the other company's systems to create a seamless customer experience, the other company may be unable to pay amounts owed to us in the future and we may suffer harm to our brand if the other company fails to meet our standards for customer service, Web site performance and privacy, which would decrease customer satisfaction with our Web sites. In addition, because we often receive a portion of our fees for establishing a co-branded store in the form of equity securities of the other company, we may never realize the full value of that portion of our fee. In many cases, we account for these investments under the equity method and, to the extent these investees continue to recognize net losses, we will recognize our share of these net losses. The fair values of these investments are subject to significant volatility.

    We may not be able to make business combinations and strategic investments that are acceptable to us. If not, our gross margins may not improve. In addition, the businesses we have acquired, and in the future may acquire, may incur operating losses.

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

THE LOSS OF KEY SENIOR MANAGEMENT PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS

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

 WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL

    As we enter new lines of business, we may increasingly sell products, such as toys and tools and hardware products, that may increase our exposure to product liability claims relating to personal injury, death or property damage caused by such products, and that may require us to take actions such as product recalls. We maintain liability insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, if at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

WE RELY ON A SMALL NUMBER OF SUPPLIERS; OUR BUSINESS WOULD BE HARMED IF OUR CURRENT SUPPLIERS STOP SELLING MERCHANDISE TO US ON ACCEPTABLE TERMS

    Although we have recently continued to increase our direct purchasing from manufacturers, approximately 33% of all of our purchases during the three months ended March 31, 2000 were from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc., from which we purchase book, music, DVD and video titles. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

WE COULD BE LIABLE FOR UNLAWFUL OR FRAUDULENT ACTIVITIES BY USERS OF OUR AUCTION, ART AND COLLECTIBLES, AND zSHOPS SERVICES

    We may be unable to prevent users of our auction, art and collectibles, and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business.

    In running our auction, art and collectibles and zShops services, we rely on sellers of goods to make accurate representations and provide reliable delivery and on buyers to pay the agreed purchase price. For our auction, art and collectibles, and zShops services, we do not take responsibility for delivery of payment or goods and while we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under the guarantee program, fraudulent activities by our users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

WE COULD BE LIABLE FOR BREACHES OF SECURITY ON OUR WEB SITE AND FRAUDULENT ACTIVITIES OF USERS OF OUR AMAZON PAYMENTS PROGRAM

    A fundamental requirement for electronic commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may impact our financial results.

    The law relating to the liability of providers of online payment services is currently unsettled. We guarantee payments made through Amazon Payments up to certain limits for both buyers and sellers, and we may be unable to prevent users of Amazon Payments from fraudulently receiving goods when payment may not be made to a seller or fraudulently collecting payments when goods may not be shipped to a buyer. Our liability risk will increase as a larger fraction of our sellers use Amazon Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon Payments or otherwise could harm our business. In addition, the functionality of Amazon Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon Payments will not be viable (and our businesses that use Amazon Payments may not be viable).

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

OUR STOCK PRICE IS HIGHLY VOLATILE

    The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended March 31, 2000 (as adjusted for the 2-for-1 split of our common stock on September 1, 1999), the reported sale price of our common stock on the NASDAQ National Market was as high as $113.00 and as low as $41.00 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

       o      changes in interest rates or other general economic conditions,

       o      performance by other online commerce companies, and

       o news reports relating to trends in the Internet, book, music, DVD/video, toys, electronics, software, video game, tools and hardware, lawn and patio products, kitchen products, auctions, consumer-to-consumer fixed price online markets, or other product or service industries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    The Company is exposed to market risk for the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

    Interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its long-term debt. All of the Company's marketable securities are designated as available-for sale and accordingly are presented at fair value on the balance sheets. The Company has not utilized derivative financial instruments in its investment portfolio. The Company generally invests its excess cash in high quality short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    Foreign currency risk. Revenues from the Company's foreign subsidiaries accounted for 13% of total revenues for the three months ended March 31, 2000. Sales made by the Company's foreign subsidiaries are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended March 31, 2000 was not material. At March 31, 2000, the Company was also exposed to foreign currency risk related to the euro-denominated PEACS, which have an outstanding principal balance of E690 million and expose the Company to risks of fluctuations in the euro/US dollar exchange rate. At March 31, 2000, the Company held E691.9 million ($665 million) in a euro-denominated money market fund, which provides offsetting changes in exchange rate fluctuations. Additionally, because the conversion option in the PEACS is denominated in euros, changes in the euro/US dollar exchange rate may affect the future conversion of the debt, including by potentially triggering reset provisions in the PEACS that would lower the conversion price.

    Investment risk. The Company invests in both private and public companies, including its ACN partners, primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. Some of the Company's cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, the Company has not recorded any such impairment losses. As of March 31, 2000, the Company had equity-method investments of $271.5 million, investments in private companies recorded under the cost method of $68.7 million, and available-for-sale equity securities at fair value totaling $117.1 million ($35.0 million of which was included in marketable securities and $82.1 million of which was included in other investments). All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which are currently being consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits.

    In addition, the Federal Trade Commission has requested information and documents regarding Alexa Internet's practices and has opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether the Company has engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa. The Company is cooperating voluntarily with the Commission's investigation.

    From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    On May 10, 2000, the shareholders of Amazon.com, Inc. amended the Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      EXHIBIT
       NUMBER                                     TITLE
       ------                                     -----
        3.1           Restated Certificate of Incorporation of the Company
        4.1           Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee
                      (incorporated by Reference to the Company's Current Report on Form 8-K dated February 16, 2000)
        4.2           Forms of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company's Current
                      Report on Form 8-K dated February 28, 2000)
       12.1           Computation of Ratio of Earnings to Fixed Charges
       27.1           Financial Data Schedule

----------

    (b) Reports on Form 8-K

    On February 4, 2000, the Company filed a Form 8-K under Item 5 announcing the Company's entering into promotional agreements with, and investments in, drugstore.com, Inc., living.com, Inc., and Greenlight.com, Inc.

    On February 7, 2000, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the fourth quarter of 1999.

    On February 7, 2000, the Company filed a Form 8-K under Item 5 announcing that it had filed a Preliminary Prospectus Supplement to the Prospectus dated June 11, 1999 in connection with the issuance of E600,000,000 in principal amount of Euro Denominated Convertible Subordinated Notes due 2010.

    On February 14, 2000, the Company filed a Form 8-K under Item 5 announcing that it had filed a Final Prospectus Supplement to the Prospectus dated June 11, 1999, and that it had priced its offering of 6.875% of Convertible Subordinated Notes due 2010.

    On February 16, 2000, the Company filed a Form 8-K under Item 5 announcing the filing of its Underwriting Agreement and Indenture in connection with the offering of E690,000,000 principal amount of 6.875% of Convertible Subordinated Notes due 2010.

    On February 28, 2000, the Company filed a Form 8-K under Item 5 announcing that it had completed the sale of its offering of E690,000,000 aggregate principal amount of 6.875% Convertible Subordinated Notes due 2010. The Company also announced that its Board of Directors approved an amendment to Section 2.1 of its Bylaws which allows the Board of Directors to set its annual meeting on a date prior to as well as later than the second Thursday in May.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMAZON.COM, INC. (Registrant)

DATED: May 12, 2000

                                            By: /s/     MARK S. PEEK
                                               ---------------------------------
                                               Mark S. Peek
                                               Chief Accounting Officer,
                                               and Vice President, Finance

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                                  TITLE
       ------                                  -----
        3.1           Restated Certificate of Incorporation of the Company
        4.1           Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee
                      (incorporated by Reference to the Company's Current Report on Form 8-K dated February 16, 2000)
        4.2           Forms of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company's Current
                      Report on Form 8-K dated February 28, 2000)
       12.1           Computation of Ratio of Earnings to Fixed Charges
       27.1           Financial Data Schedule

----------