Form 10-Q
period 2000-06-30
AMAZON COM INC
filed 2000-08-02
CIK 1018724

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

     (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        355,864,012 shares of $0.01 par value common stock outstanding as of July 20, 2000

================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION
  Item 1.   Financial Statements (Unaudited)
            Balance sheets--June 30, 2000 and December 31, 1999.........................................     3
            Statements of operations--Three months and six months ended June 30, 2000 and 1999..........     4
            Statements of cash flows--Six months ended June 30, 2000 and 1999...........................     5
            Notes to financial statements--June 30, 2000................................................     6
  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................................    11
  Item 3.   Quantitative and Qualitative Disclosure of Market Risk......................................    26
PART II.  OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................................................    28
  Item 2.   Changes in Securities and Use of Proceeds...................................................    28
  Item 3.   Defaults Upon Senior Securities.............................................................    28
  Item 4.   Submission of Matters to a Vote of Security Holders.........................................    28
  Item 5.   Other Information...........................................................................    29
  Item 6.   Exhibits and Reports on Form 8-K............................................................    29
Signature...............................................................................................    30
Exhibit Index...........................................................................................    31

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2000              1999
                                                                    ------------    --------------
                                                                     (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents .....................................   $   720,377       $   133,309
  Marketable securities .........................................       187,244           572,879
  Inventories ...................................................       172,360           220,646
  Prepaid expenses and other current assets .....................        86,659            85,344
                                                                    -----------       -----------
          Total current assets ..................................     1,166,640         1,012,178
Fixed assets, net ...............................................       344,042           317,613
Goodwill, net ...................................................       441,240           534,699
Other intangibles, net ..........................................       155,538           195,445
Investments in equity-method investees ..........................       211,715           226,727
Other investments ...............................................        88,261           144,735
Other assets ....................................................        53,294            40,154
                                                                    -----------       -----------
          Total assets ..........................................   $ 2,460,730       $ 2,471,551
                                                                    ===========       ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................   $   286,239       $   463,026
  Accrued expenses and other current liabilities ................       146,874           181,909
  Unearned revenue ..............................................       115,566            54,790
  Interest payable ..............................................        41,213            24,888
  Current portion of long-term debt and other ...................        17,731            14,322
                                                                    -----------       -----------
          Total current liabilities .............................       607,623           738,935
Long-term debt ..................................................     2,131,531         1,466,338
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value:
     Authorized shares - 500,000
     Issued and outstanding shares -- none ......................            --                --
  Common stock, $0.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 355,400 and 345,155
      shares at June 30, 2000 and December 31, 1999,
      respectively ..............................................         3,554             3,452
  Additional paid-in capital ....................................     1,335,733         1,194,369
  Stock-based compensation ......................................       (25,410)          (47,806)
  Accumulated other comprehensive loss ..........................       (84,664)           (1,709)
  Accumulated deficit ...........................................    (1,507,637)         (882,028)
                                                                    -----------       -----------
          Total stockholders' equity (deficit) ..................      (278,424)          266,278
                                                                    -----------       -----------
          Total liabilities and stockholders' equity (deficit) ..   $ 2,460,730       $ 2,471,551
                                                                    ===========       ===========

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                 -----------------------------       -----------------------------
                                                     2000              1999             2000              1999
                                                 -----------       -----------       -----------       -----------
Net sales ...................................    $   577,876       $   314,377       $ 1,151,765       $   608,019
Cost of sales ...............................        441,812           246,846           887,567           475,696
                                                 -----------       -----------       -----------       -----------
Gross profit ................................        136,064            67,531           264,198           132,323
Operating expenses:
  Marketing, sales and fulfillment ..........        129,813            86,165           269,924           146,883
  Technology and content ....................         67,132            34,149           128,376            57,552
  General and administrative ................         28,468            14,469            54,513            25,712
  Stock-based compensation ..................          8,166             4,669            21,818             4,780
  Amortization of goodwill and other
    intangibles .............................         80,413            37,150           163,368            58,050
  Merger, acquisition and investment-
    related costs ...........................          2,449             3,809             4,468             4,208
                                                 -----------       -----------       -----------       -----------
          Total operating expenses ..........        316,441           180,411           642,467           297,185
                                                 -----------       -----------       -----------       -----------
Loss from operations ........................       (180,377)         (112,880)         (378,269)         (164,862)
Interest income .............................         10,314            12,860            20,440            23,780
Interest expense ............................        (33,397)          (28,320)          (61,018)          (44,954)
Other expense, net ..........................         (3,272)              (74)           (8,046)             (122)
                                                 -----------       -----------       -----------       -----------
     Net interest expense and other .........        (26,355)          (15,534)          (48,624)          (21,296)
                                                 -----------       -----------       -----------       -----------
Loss before equity in losses of equity-
  method investees ..........................       (206,732)         (128,414)         (426,893)         (186,158)
Equity in losses of equity-method investees .       (110,452)           (9,594)         (198,716)          (13,517)
                                                 -----------       -----------       -----------       -----------
Net loss ....................................    $  (317,184)      $  (138,008)      $  (625,609)      $  (199,675)
                                                 ===========       ===========       ===========       ===========
Basic and diluted loss per share ............    $     (0.91)      $     (0.43)      $     (1.80)      $     (0.63)
                                                 ===========       ===========       ===========       ===========
Shares used in computation of basic and
  diluted loss per share ....................        349,886           322,340           346,680           318,106
                                                 ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   -----------------------------
                                                                      2000               1999
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............    $   133,309       $    71,583
OPERATING ACTIVITIES:
Net loss ......................................................       (625,609)         (199,675)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of fixed assets ...............         38,862            13,325
  Amortization of deferred stock-based compensation ...........         21,818             4,780
  Equity in losses of equity-method investees .................        198,716            13,517
  Amortization of goodwill and other intangibles ..............        163,368            58,050
  Non-cash merger, acquisition, and
    investment-related costs ..................................          4,468             4,208
  Amortization of previously unearned revenue .................        (37,266)               --
  (Gain) loss on sale of marketable securities ................           (952)            7,440
  Non-cash interest expense and other .........................         (4,217)           20,526
  Changes in operating assets and liabilities:
     Inventories ..............................................         48,286           (29,886)
     Prepaid expenses and other current assets ................          6,738           (31,513)
     Accounts payable .........................................       (176,787)           51,539
     Accrued expenses and other current liabilities ...........        (37,995)           16,931
     Unearned revenue .........................................            203                --
     Interest payable .........................................          9,654            23,950
                                                                   -----------       -----------
          Net cash used in operating activities ...............       (390,713)          (46,808)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities .................        449,294         3,096,250
Purchases of marketable securities ............................        (50,786)       (3,803,494)
Purchases of fixed assets .....................................        (55,479)         (111,097)
Investments in equity-method investees and other
  investments .................................................        (56,082)         (107,362)
                                                                   -----------       -----------
          Net cash provided by (used in) investing activities .        286,947          (925,703)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options .......................         35,153            21,626
Proceeds from long-term debt ..................................        680,999         1,250,000
Repayment of long-term debt ...................................         (9,220)         (182,479)
Financing costs ...............................................        (16,122)          (34,937)
                                                                   -----------       -----------
          Net cash provided by financing activities ...........        690,810         1,054,210
Effect of exchange rate changes ...............................             24               137
                                                                   -----------       -----------
Net increase in cash and cash equivalents .....................        587,068            81,836
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $   720,377       $   153,419
                                                                   ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases ....................    $     4,346       $    22,637
Fixed assets acquired under financing agreements ..............          4,844             5,608
Stock issued in connection with business acquisitions .........         30,000           617,007
Equity securities for unearned Amazon Commerce
  Network services ............................................         97,839                --

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

Unaudited Interim Financial Information

        The accompanying financial statements have been prepared by Amazon.com, Inc. ("Amazon.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

        Effective April 1, 2000, the Company changed its policy for determining which investments are treated as cash equivalents. Effective April 1, 2000, the Company now classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Prior to April 1, 2000, such investments were included in marketable securities. The Company believes this change is preferable because it results in a presentation that is consistent with practice in the Company's industry and because it results in a better reflection of the Company's liquidity. The balance sheet as of December 31, 1999 and the statements of cash flows for the six-month periods ended June 30, 2000 and 1999 presented in this Form 10-Q have been restated to reflect this change.

Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and other available-for-sale investments, and foreign currency translation adjustments. Comprehensive loss was $355.5 million and $143.0 million for the three-month periods ended June 30, 2000 and 1999, respectively. Comprehensive loss was $708.6 million and $210.9 million for the six-month periods ended June 30, 2000 and 1999, respectively.

Loss per Share

        The number of shares used in calculating loss per share for the three-month periods ended June 30, 2000 and 1999 was reduced by 3.2 million and
5.6 million shares, and the number of shares used in calculating loss per share for the six-month periods ended June 30, 2000 and 1999 was reduced by 3.7 million and 7.2 million shares, respectively. Such reductions reflect the weighted average number of outstanding shares subject to repurchase. Stock options are antidilutive and accordingly excluded from diluted loss per share.

Recent Accounting Pronouncements

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

        In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial position or results of operations.

        In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This consensus must be adopted no later than October 1, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

        In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company does not currently impose separate handling charges on customers and classifies costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) and credit card fees as marketing, sales and fulfillment expenses.

NOTE 2 -- MARKETABLE SECURITIES

        Marketable securities available for sale, at fair value, consist of the following:


                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2000          1999
                                                                                  --------      --------
                                                                                      (IN THOUSANDS)
Asset-backed and agency securities .........................................      $ 94,462      $247,667
Commercial paper and short-term obligations ................................        16,813        57,210
Treasury notes and bonds ...................................................        60,510       164,158
Corporate notes and bonds ..................................................            --       103,844
Equity securities ..........................................................        15,459            --
                                                                                  --------      --------
          Total marketable securities ......................................      $187,244      $572,879
                                                                                  ========      ========

        The Company's marketable securities consist primarily of high quality short- to intermediate-term fixed income securities and equity securities.

        At June 30, 2000 and December 31, 1999, the cost (amortized cost in the case of debt securities) of the Company's marketable securities was $182.7 million and $601.4 million, respectively.

NOTE 3 -- BUSINESS COMBINATIONS

        In May 2000, the Company made a final payment for its May 1999 acquisition of e-Niche Incorporated (Exchange.com) in the form of common stock of the Company. This payment was made pursuant to the terms of the original agreement and resulted in an increase in goodwill of $30 million related to the Exchange.com acquisition. This additional goodwill was recorded during the three-month period ended June 30, 2000 and will be amortized over a 2-year period.

NOTE 4 -- INVESTMENTS IN EQUITY-METHOD INVESTEES

        The Company holds certain investments accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees generally one month in arrears for private companies and one quarter in arrears for public companies.

        In June 2000, one of the Company's equity-method investees, HomeGrocer.com, Inc. (HomeGrocer), agreed to an acquisition of all of its outstanding common stock by Webvan Group, Inc. Upon closing of this transaction, the Company will no longer account for its investment in HomeGrocer under the equity method as its investment will not give it the ability to exercise significant influence over the combined entity. As a result, the Company will record a gain or loss representing the difference between the fair value and the recorded book value of the investment upon closing of the transaction. As of June 30, 2000, the book value of the Company's investment in HomeGrocer averaged $1.89 per share and the Company owned 27,733,990 shares of HomeGrocer common stock. The Company expects to record additional equity-method losses in HomeGrocer prior to closing of the transaction. The Company has agreed to certain restrictions on sale of the Webvan Group, Inc. common stock it will receive upon closing of the transaction.

NOTE 5 -- OTHER INVESTMENTS

        At June 30, 2000, Other Investments included $26.6 million of investments accounted for under the cost method and $61.7 million of investments in equity securities with ready markets that are recorded at fair value and classified as available-for-sale securities pursuant to Statement of Financial Accounting Standards (SFAS) No. 115. The cost of such noncurrent available-for-sale equity securities at June 30, 2000 was $151.3 million.

NOTE 6 -- UNEARNED REVENUE AND RELATED PARTY TRANSACTIONS

        Unearned revenue is recorded for the fair value of services to be performed in future periods for Amazon Commerce Network (ACN) partners. ACN partners are companies with which the Company has entered into strategic relationships that have generally consisted of the Company making a minority investment in the companies and entering into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site. The fair value of services provided by the Company to these partners is measured by the consideration paid to the Company by these ACN partners, and has consisted of cash, equity securities of ACN partners or a combination of the two. The Company holds equity securities of most of its ACN partners, some of which are accounted for under the equity method. Fair value of securities is determined based upon the market value, subject to appropriate adjustments for significant restrictions on marketability, at the date the agreement is consummated for ACN partners that are public companies and by an estimate of fair value, based on the use of independent third-party appraisals, for ACN partners that are private companies.

        In March 2000, the EITF reached a consensus on EITF Issue 00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." This consensus indicates that the grantee should measure the fair value of equity instruments received in conjunction with providing goods or services using the stock price and other measurement assumptions as of the earlier of either (a) the date the parties come to a mutual understanding of the terms of the equity-based compensation arrangement and commitment for performance by the grantee to earn the equity instruments is reached, or (b) the date at which the grantee's performance necessary to earn the equity instruments is complete. The consensus applies to new grants or modifications of existing grants that occur after March 16, 2000. The consensus has not affected the Company's accounting through June 30, 2000 for any of the past transactions in which the Company received an equity instrument in conjunction with providing services. To the extent that previously received equity securities are subsequently modified, these or new equity securities received are subject to vesting or forfeiture provisions and/or no performance commitment exists upon signing of the agreements, as defined in EITF 00-8, the amount of revenue recorded by the Company for ACN transactions during each period will fluctuate based on the then-current fair value of any equity securities.

        Unearned revenue is recognized over the period in which the service for which consideration has been received is performed (generally one to three years). During the three months and six months ended June 30, 2000, the Company recorded $24.3 million and $44.2 million, respectively, of revenue from ACN partners. For the three months ended June 30, 2000, this revenue was comprised of $4.2 million of cash, $19.2 million of equity securities of public companies and $0.9 million of equity securities of private companies.

For the six months ended June 30, 2000, this revenue was comprised of $7.0 million of cash, $33.5 million of equity securities of public companies and $3.7 million of equity securities of private companies.

        The Company has recently entered into amendments and negotiations to restructure its agreements with certain ACN partners and has accepted or has been asked to accept lower future cash payments, revisions to the related term of the agreements, or both. The Company has adjusted the amortization of previously unearned revenue to reflect these modifications. As a result, during the three months ended June 30, 2000, revenue recognized from certain ACN agreements was reduced by a total of $2.9 million.

        The Company accounts for several of its investments in ACN partners using the equity method. During the three months and six months ended June 30, 2000, the Company recorded $109.9 million and $197.8 million of equity-method losses for investments in ACN partners.

NOTE 7 -- LONG-TERM DEBT

        On February 16, 2000, the Company completed an offering of E690,000,000 ($656,397,000 as of June 30, 2000) of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. The PEACS are convertible into the Company's common stock at an initial conversion price of E104.947 per share. Interest on the PEACS is payable annually in arrears in February of each year, commencing in February 2001. The PEACS are unsecured and are subordinated to all of the Company's existing and future senior indebtedness. The PEACS rank equally with the Company's outstanding 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The conversion price for the PEACS will be reset on February 16, 2001 and February 16, 2002, but in no event will the conversion price be reset lower than E84.883 per share. Subject to certain conditions, the PEACS may be redeemed at the Company's option on or after February 20, 2003, in whole or in part, at the redemption price of E1,000 per note, plus accrued and unpaid interest.

NOTE 8 -- STOCK-BASED COMPENSATION

        The following table shows the amounts of stock-based compensation, arising primarily from acquisitions accounted for under the purchase method, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the Statements of
Operations:

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      -----------------------      -----------------------
                                        2000           1999          2000           1999
                                      --------       --------      --------       --------
                                          (IN THOUSANDS)               (IN THOUSANDS)
Marketing, sales and fulfillment .    $ (1,591)      $     81      $ (1,260)      $    178
Technology and content ...........       9,331          4,386        22,160          4,462
General and administrative .......         426            202           918            140
                                      --------       --------      --------       --------
                                      $  8,166       $  4,669      $ 21,818       $  4,780
                                      ========       ========      ========       ========

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which have been consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits.

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

NOTE 10 -- SEGMENT INFORMATION

        Information on reportable segments and a reconciliation to net income is as follows:


                                                    US BOOKS,                           EARLY-STAGE
                                                    MUSIC AND                           BUSINESSES
                                                    DVD/VIDEO       INTERNATIONAL       AND OTHER        CONSOLIDATED
                                                   -----------       -----------       -----------       -----------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000:
  Net sales .................................      $   385,275       $    73,393       $   119,208       $   577,876
  Gross profit ..............................           86,862            16,286            32,916           136,064
  Segment profit (loss) .....................           10,056           (34,503)          (64,902)          (89,349)
  Other operating expenses ..................               --                --                --           (91,028)
  Net interest expense and other ............               --                --                --           (26,355)
  Equity in losses of equity-method
     Investees ..............................               --                --                --          (110,452)
                                                                                                         -----------
  Net loss ..................................               --                --                --       $  (317,184)
                                                                                                         ===========
THREE MONTHS ENDED JUNE 30, 1999:
  Net sales .................................          279,593            31,345             3,439       $   314,377
  Gross profit (loss) .......................           61,680             6,575              (724)           67,531
  Segment loss ..............................          (11,147)          (16,034)          (40,071)          (67,252)
  Other operating expenses ..................               --                --                --           (45,628)
  Net interest expense and other ............               --                --                --           (15,534)
  Equity in losses of equity-method
     Investees ..............................               --                --                --            (9,594)
                                                                                                         -----------
  Net loss ..................................               --                --                --       $  (138,008)
                                                                                                         ===========
SIX MONTHS ENDED JUNE 30, 2000:
  Net sales .................................          786,689           148,525           216,551       $ 1,151,765
  Gross profit ..............................          169,716            32,323            62,159           264,198
  Segment profit (loss) .....................            7,630           (61,949)         (134,296)         (188,615)
  Other operating expenses ..................               --                --                --          (189,654)
  Net interest expense and other ............               --                --                --           (48,624)
  Equity in losses of equity-method
     Investees ..............................               --                --                --          (198,716)
                                                                                                         -----------
  Net loss ..................................               --                --                --       $  (625,609)
                                                                                                         ===========
SIX MONTHS ENDED JUNE 30, 1999:
  Net sales .................................          547,114            57,064             3,841       $   608,019
  Gross profit (loss) .......................          120,946            11,732              (355)          132,323
  Segment loss ..............................          (14,264)          (30,287)          (53,273)          (97,824)
  Other operating expenses ..................               --                --                --           (67,038)
  Net interest expense and other ............               --                --                --           (21,296)
  Equity in losses of equity-method
     investees ..............................               --                --                --           (13,517)
                                                                                                         -----------
  Net loss ..................................               --                --                --       $  (199,675)
                                                                                                         ===========

        Revenue and gross profit of $24.3 million and $23.6 million, respectively, was generated on ACN services for the three months ended June 30, 2000. Revenue and gross profit of $44.2 million and $43.1 million, respectively, was generated on ACN services for the six months ended June 30, 2000. Such amounts are included within the results of the Early-Stage Businesses and Other segment. There was no revenue or gross profit on ACN services during the three months or six months ended June 30, 1999.

        The measure of profit or loss used for each reportable segment is income
(loss) from operations before other operating expenses, including stock-based compensation, amortization of goodwill and other intangibles, and merger, acquisition and investment-related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as forward-looking statements regarding expectations of future sales, pro forma operating loss and cash balances, the decrease in fulfillment costs as a percentage of sales, the sufficiency of the Company's cash and marketable securities balances to meet our cash needs over the next twelve months, future profitability of the US Books, Music and DVD/video segment, positive cash flow from operations and improvement in operating loss and sales, all of which are inherently difficult to predict. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. We generally use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations for a variety of reasons, including the rate of growth of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, the magnitude of losses arising from investments accounted for under the equity method, the degree to which the Company enters into ACN and other strategic transactions, fluctuations in the value of securities and non-cash payments Amazon.com receives in such transactions, risks of inventory management, and risks of distribution and fulfillment throughput and productivity. Other risks and uncertainties include Amazon.com's limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, risks associated with distribution center expansion, adverse consequences arising from system interruptions, risks associated with management of potential growth, risks related to auction and zShops services, risks related to fraud and Amazon.com Payments, and risks of new business areas, international expansion, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties that could cause the Company's actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business -- Additional Factors That May Affect Future Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

OVERVIEW

        Amazon.com, Inc. is the world's leading online merchandiser. We have served over 22.5 million customer accounts in over 150 countries. We directly offer for sale millions of distinct items in categories such as books, music, DVDs, videos, toys, electronics, software, video games, tools and hardware, lawn and patio products and kitchen products. Our customers can find and discover over 18 million new and used items and purchase them through a variety of methods, including directly from our retail store, through our zShops and Amazon Commerce Network merchants or by participating in auctions at Amazon Auctions or sothebys.amazon.com. In addition to our US Web site, we currently have two internationally focused Web sites located at www.amazon.co.uk and www.amazon.de. We offer our customers a superior shopping experience by providing high value through selection, convenience, ease of use, low prices, product information and an intense focus on customer service. We are a proven technology leader, having developed electronic commerce innovations such as 1-Click technology, personalized shopping services, easy-to-use search and browse features, secure payment protections and wireless access to our stores. We now operate ten distribution centers worldwide comprising approximately five million square feet of warehouse and distribution space, which allows us control over the distribution process and facilitates our ability to deliver merchandise to customers on a reliable and timely basis.

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

        Through our Amazon Commerce Network (ACN), we have recently entered into a number of strategic relationships with selected e-commerce companies. These relationships have generally consisted of our making a minority investment in the companies and the entry into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the

Amazon Web site. Under these commercial agreements, we received equity securities in our ACN partners with a fair value of $97.8 million, net of cash paid, during the six months ended June 30, 2000 in return for services to be provided by us in the future and recorded such amounts as unearned revenue. We determined fair value of the equity securities at the time these commercial agreements were entered into by the quoted market prices, appropriately considering significant restrictions on marketability, for the public companies, and by independent, third-party valuations for the private companies. Such unearned revenue and any additional proceeds to be received under the arrangements will be recognized in revenue as we provide the related services over the term of the arrangement (generally over the next one to three years). We have recently entered into amendments and negotiations to restructure our agreements with certain ACN partners. We have accepted or have been asked to accept lower future cash payments, revisions to the related term of the agreements, or both. To the extent lower future cash payments in future years resulted from these modifications, the amount recorded as unearned revenue is being recognized as revenue over a longer period of time than contemplated under the terms of the original agreements. See Note 6 of Notes to Financial Statements.

RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED                              SIX MONTHS ENDED
                                              JUNE 30,                                        JUNE 30,
                                    ---------------------------                     ---------------------------
                                        2000           1999          % CHANGE          2000            1999          % CHANGE
                                    -----------     -----------     -----------     -----------     -----------     -----------
                                    (IN THOUSANDS, EXCEPT GROSS                     (IN THOUSANDS, EXCEPT GROSS
                                               MARGIN)                                         MARGIN)
Net sales .......................   $   577,876     $   314,377              84%    $ 1,151,765     $   608,019              89%
Gross profit ....................       136,064          67,531             101%        264,198         132,323             100%
Gross margin ....................          23.5%           21.5%              9%           22.9%           21.8%              5%
Marketing, sales and
   fulfillment...................       129,813          86,165              51%        269,924         146,883              84%
Technology and content ..........        67,132          34,149              97%        128,376          57,552             123%
General and administrative ......        28,468          14,469              97%         54,513          25,712             112%
Stock-based compensation ........         8,166           4,669              75%         21,818           4,780             356%
Amortization of goodwill and
   other intangibles ............        80,413          37,150             116%        163,368          58,050             181%
Loss from operations ............      (180,377)       (112,880)             60%       (378,269)       (164,862)            129%
Interest income .................        10,314          12,860             (20)%        20,440          23,780             (14)%
Interest expense ................       (33,397)        (28,320)             18%        (61,018)        (44,954)             36%
Other expense, net ..............        (3,272)            (74)          4,322%         (8,046)           (122)          6,495%
Equity in losses of equity-method
   investees ....................      (110,452)         (9,594)          1,051%       (198,716)        (13,517)          1,370%

Net Sales

        Net sales includes the selling price of products sold by us, less returns and promotional gift certificates, and also includes outbound shipping charges charged to our customers. Shipping revenue was $73.5 million and $49.0 million for the three-month periods ended June 30, 2000 and 1999, and $148.1 million and $93.1 million for the six-month periods ended June 30, 2000 and 1999. Net sales also includes ACN revenues of $24.3 million and $44.2 million for the three months and six months ended June 30, 2000, as well as commissions from auctions and zShops transactions. For the three months ended June 30, 2000, ACN revenue was comprised of $4.2 million of cash, $19.2 million of equity securities of public companies and $0.9 million of equity securities of private companies. For the six months ended June 30, 2000, ACN revenue was comprised of $7.0 million of cash, $33.5 million of equity securities of public companies and $3.7 million of equity securities of private companies. Growth in net sales for the six-month period is primarily related to an increase in units sold due to the growth of the Company's customer base, repeat purchases from existing customers, the introduction of new product lines and ACN revenues. Subsequent to June 30, 1999, the Company added the new product lines of toys, electronics, software, video games, tools and hardware, lawn and patio, and kitchen products.

        At June 30, 2000, the number of customer accounts, which includes customer accounts for marketplace services but excludes customer accounts of our ACN partners, reached 22.5 million, compared with 10.7 million at June 30, 1999.

        Sales to customers outside of the US, including export sales from our US website and sales from our internationally focused Web sites located at www.amazon.co.uk and www.amazon.de, represented approximately 23% and 24% of net sales for the three months ended June 30, 2000 and 1999, and 23% for each of the six-month periods ended June 30, 2000 and 1999.

        Gross Profit

        Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers, as well as inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers. For the three-month and six-month periods ended June 30, 2000, gross profit increased in absolute dollars over the same periods in 1999, reflecting our increased sales volume. Gross margin increased for the three-month and six-month periods ended June 30, 2000 compared to the same periods in 1999 primarily due to the generation of revenue from the higher-margin service activities of ACN. Gross profit from ACN activities was $23.6 million and $43.1 million for the three months and six months ended June 30, 2000. Excluding the effect of ACN, gross margin would have been 20.3% during the three months ended June 30, 2000 and 20.0% during the six months ended June 30, 2000, decreases of 1.2% and 1.8% compared to the same periods in 1999. This 1.8% decrease in gross margin (excluding ACN) for the six months ended June 30, 2000, as compared to the same period in 1999, is a result of lower gross profit from shipping and the addition of new product lines that generated lower gross margins. Gross profit from shipping, which represents shipping revenues less outbound shipping costs, declined to $7.5 million (5.1% of shipping revenues) from $11.6 million (12.4% of shipping revenues) for the six-month periods ended June 30, 2000 and 1999, respectively. The change in gross profit from shipping for these periods is primarily a function of the addition of the toys, electronics, tools and hardware and lawn and patio product lines since June 30, 1999, which have had lower shipping margins than books, music and DVD/video products. It is also a result of our distribution center expansion during 1999, which led to increased split-shipments.

        For the three months ended June 30, 2000 as compared to the same period in 1999, gross profit from shipping remained constant at 9.6% of shipping revenues. The 1.2% decrease in gross margin (excluding ACN) for the three-month period ended June 30, 2000 as compared to the same period in 1999 is primarily a function of the addition of new product lines that generated lower gross margins.

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

Marketing, Sales and Fulfillment

        Marketing, sales and fulfillment expenses consist of advertising, promotional and public relations expenditures, credit card fees and payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs represent costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers), and credit card fees. Fulfillment costs amounted to $87.6 million and $42.4 million for the three-month periods ended June 30, 2000 and 1999, and $187.1 million and $76.5 million for the six-month periods ended June 30, 2000 and 1999. Advertising, promotional and public relations costs totaled $42.2 million and $43.8 million for the three-month periods ended June 30, 2000 and 1999, and $82.8 million and $70.4 million for the six-month periods ended June 30, 2000 and 1999. Marketing, sales and fulfillment expenses increased primarily due to increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales. Marketing, sales and fulfillment expenses decreased as a percentage of net sales for the three months ended June 30, 2000 as compared to the same period in 1999, from 27.4% of net sales in 1999 to 22.5% of net sales in 2000, due to decreased marketing expenses. Marketing, sales and fulfillment expenses also decreased as a percentage of net sales for the six-month period ended June 30, 2000 as compared to the same period in 1999, from 24.2% of net sales in 1999 to 23.4% of net sales in 2000, primarily due to decreased marketing expenses. The decrease in marketing expenses as a percentage of net sales outweighed an increase in fulfillment expenses as a percentage of net sales caused by the significant expansion of our distribution center network during 1999. We expect that fulfillment costs will decline as a percentage of net sales in the future as we improve efficiency in distribution and customer service and as additional capacity of our existing distribution center network is more fully utilized. However, due to risks related to seasonality, inventory management and other factors, fulfillment costs may not decline as a percentage of net sales. See "Additional Factors That May Affect Future Results."

        In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company does not currently impose separate handling charges on customers and classifies costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) and credit card fees as marketing, sales and fulfillment expenses. It is possible that organizations responsible for promulgating accounting standards may address the classification of costs related to shipping and handling incurred by a seller in the future.

Technology and Content

        Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses were 10.9% and 9.5% of net sales for the three-month and six-month periods ended June 30, 1999, increasing to 11.6% and 11.1% for the three-month and six-month periods ended June 30, 2000. The increase in technology and content expenses for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999, both in absolute dollars and as a percentage of sales, was primarily attributable to expenses associated with preparations for opening a second data center to house the Company's technology equipment, as well as expenses associated with developing content for the Company's Web sites for new product launches. Technology and content costs are generally expensed as incurred, except for costs incurred during the application and infrastructure development stage of internal-use software, including those related to the Company's Web sites, that are capitalized and depreciated over estimated useful lives (generally two years). We believe that continued investment in technology and content is critical to attaining our strategic objectives. In addition to ongoing investments in our Web stores and infrastructure, we intend to increase investments in products, services and international expansion. As a result, we expect technology and content expenses to continue to increase in absolute dollars.

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and legal and other professional fees. As a percentage of net sales, general and administrative expenses were 4.6% and 4.2% for the three-month and six-month periods ended June 30, 1999, increasing to 4.9% and 4.7% for the three-month and six-month periods ended June 30, 2000. These increases are primarily due to legal and other professional fees increasing as a percentage of net sales.

Stock-Based Compensation

        Stock-based compensation is comprised of the portion of acquisition-related consideration that is conditioned on the continued tenure of key employees of acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges for certain other compensation and severance arrangements. The increase in stock-based compensation for the three-month and six-month periods as compared to the same periods in 1999 resulted primarily from acquisitions consummated in 1999.

Amortization of Goodwill and Other Intangibles

        Increases in amortization of goodwill and other intangibles for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 primarily resulted from the 1999 acquisitions of e-Niche Incorporated (Exchange.com), Alexa Internet, Accept.com Financial Services Corporation, LiveBid.com, Inc., the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib of the North) and Back to Basics Toys, Inc. and other acquisitions. We may continue to expand our business through acquisitions, which would cause amortization of goodwill and other intangibles to increase.

Loss from Operations

        Our loss from operations increased for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 due to increases in marketing, sales and fulfillment, technology and content, general and administrative expenses, stock-based compensation and amortization of goodwill and other intangibles. The increases in these expense categories were partially offset by an increase in gross profit.

Interest Income and Expense

        Interest income decreased slightly for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 due to a lower average balance of cash equivalents and marketable securities in 2000. Interest expense increased due to the February 2000 issuance of E690,000,000 ($656,397,000 as of June 30, 2000) of PEACS.

Other Expense, Net

        Other expense, net primarily consists of net realized gains and losses on sales of marketable securities and net foreign exchange transaction gains and losses. The increase in other expense, net for the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 is primarily due to higher net foreign exchange transaction losses and higher net realized losses on sales of marketable securities during 2000. The increase in net foreign exchange transaction losses is commensurate with an increase in foreign exchange transactions, primarily in the first quarter related to the issuance of the PEACS, and the increase in net realized losses is a result of a decline in the value of debt instruments in an environment of rising interest rates.

Equity in Losses of Equity-Method Investees

        Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. The increase in the amounts recorded for equity in losses of equity-method investees for the three-month and six-month periods ended June 30, 2000, as compared to the comparable periods in 1999, is due to a substantial increase in the number of investments that are accounted for under the equity method, as well as increased net losses of the investees. As of June 30, 1999, the Company had four equity-method investments, three of which were made during the three-month period ended June 30, 1999. As of June 30, 2000, the Company had 11 equity-method investments. We expect to make additional investments in the future that will be accounted for under the equity method of accounting. Most of the companies in which we have invested to date are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments.

        Two of our equity-method investees, HomeGrocer.com, Inc. (HomeGrocer) and Pets.com, Inc., completed the initial public offerings of their common stock during the six months ended June 30, 2000. Additionally, another of our equity-method investees, drugstore.com, inc., completed a secondary offering of its common stock during the six months ended June 30, 2000. In connection with these sales of common stock by our investees, we recorded the related unrealized gains as contributions to additional paid-in capital of a total of $77.8 million during the six months ended June 30, 2000, representing the difference between the fair value and the carrying value of the portion of our investments that have been deemed to have been sold by the investees.

        In June 2000, HomeGrocer agreed to an acquisition of all of its outstanding common stock by Webvan Group, Inc. Upon closing of this transaction, the Company will no longer account for its investment in HomeGrocer under the equity method as its investment will not give it the ability to exercise significant influence over the combined entity. As a result, the Company will record a gain or loss representing the difference between the fair value and the recorded book value of the investment upon closing of the transaction. As of June 30, 2000, the book value of the Company's investment in HomeGrocer averaged $1.89 per share and the Company owned 27,733,990 shares of HomeGrocer common stock. The Company expects to record additional equity-method losses in HomeGrocer prior to closing of the transaction. The Company has agreed to certain restrictions on sale of the Webvan Group, Inc. common stock it will receive upon closing of the transaction.

Pro Forma Results of Operations

        Pro forma information regarding our results, which excludes amortization of goodwill and other intangibles, stock-based compensation, equity in losses of equity-method investees and merger, acquisition and investment-related costs, is as follows:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                -------------------------       -------------------------
                                                  2000            1999            2000            1999
                                                ---------       ---------       ---------       ---------
                                                  (IN THOUSANDS, EXCEPT           (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)                 PER SHARE DATA)
Pro forma loss from operations ...........      $ (89,349)      $ (67,252)      $(188,615)      $ (97,824)
Pro forma net loss .......................      $(115,704)      $ (82,786)      $(237,239)      $(119,120)
Pro forma basic and diluted loss per
 share....................................      $   (0.33)      $   (0.26)      $   (0.68)      $   (0.37)
Shares used in computation of pro forma
basic and diluted loss per share .........        349,886         322,340         346,680         318,106

        Presentation of pro forma results from operations on the face of the financial statements is not in conformity with generally accepted accounting principles. We are providing pro forma results of operations for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

        We expect that our pro forma loss from operations will continue to decline as a percentage of net sales, that our pro forma loss from operations will be less than 10% of net sales for the fourth quarter of 2000, and that our US Books, Music and DVD/video segment will generate income on a pro forma operating basis for the full year in 2000. However, any such projections are subject to substantial uncertanty. See "Additional Factors That May Affect Future Results."

FINANCIAL CONDITION

        At June 30, 2000 the Company's total balance of cash and cash equivalents and marketable securities was $907.6 million, compared to $706.2 million at December 31, 1999. Cash and cash equivalents increased from $133.3 million at December 31, 1999 to $720.4 million at June 30, 2000 as a result of the investment of the proceeds from the issuance of the PEACS into a money market fund that is a cash equivalent. Marketable securities decreased from $572.9 million at December 31, 1999 to $187.2 million at June 30, 2000 because marketable securities were liquidated during the period to fund the Company's operating cash outflow for the period.

        Net cash used in operating activities was $390.7 million and $46.8 million for the six-month periods ended June 30, 2000 and 1999. Our net operating cash flow for both periods was primarily a result of our operating loss, exclusive of certain non-cash expenses resulting from depreciation and amortization, equity in losses of equity-method investees and amortization of goodwill and other intangibles. For further information regarding our operating cash flows, see the Statements of Cash Flows included in our unaudited interim financial statements.

        Net cash provided by (used in) investing activities was $286.9 million and $(925.7) million for the six-month periods ended June 30, 2000 and 1999, and consisted of net purchases and sales of marketable securities, purchases of fixed assets and cash paid for equity investments. Cash available for investment purposes increased substantially in both 2000 and 1999 as a result of the issuances of the PEACS and Convertible Notes.

        Net cash provided by financing activities of $690.8 million and $1.1 billion for the six-month periods ended June 30, 2000 and 1999, was primarily a result of the issuances of the PEACS and Convertible Notes in 2000 and 1999.

        As of June 30, 2000, the Company's principal commitments consisted of obligations outstanding under the PEACS, Convertible Notes, 10% Senior Discount Notes due May 2008 (the "Senior Discount Notes") and leases of property and equipment. The Company believes that current cash and marketable securities balances will be sufficient to meet its anticipated cash needs for at least the next 12 months and that it will generate positive cash flow from operations over the final two quarters of fiscal 2000 combined. The Company also expects that it will have approximately $1 billion in cash and cash equivalents and marketable securities as of December 31, 2000. However, any projections of future cash flows are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results." If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders and additional interest expense. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        In addition to the factors discussed in the "Overview" and "Financial Condition" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect the Company's future results:

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS

        We have a relatively short operating history upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by online commerce companies. As an online commerce company, we have a rapidly evolving and unpredictable business model, we face intense competition, we must effectively manage our growth, and we must respond quickly to rapid changes in customer demands, industry standards and technology. We may not succeed in addressing these challenges and risks.

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES

        We have incurred significant losses since we began doing business. As of June 30, 2000, we had an accumulated deficit of $1.51 billion and our stockholders' equity was a deficit of $278.4 million. While we expect to generate income on a pro forma operating basis in our US Books, Music and DVD/video segment for the full year in 2000, we are incurring substantial operating losses and will continue to incur such losses for the foreseeable future. These losses may be significantly higher than our current losses. To succeed, we must invest heavily in marketing and promotion and in developing our product offerings and technology and operating infrastructure. Today's tight labor market and the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results and/or reduce the percentage ownership of our existing stockholders. In addition, the expenses associated with our past and future acquisitions and investments and interest expense related to our outstanding debt securities will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low gross margins. Our historical revenue growth rates are not sustainable and our percentage growth rate will decrease in the future.

OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD AFFECT OUR BUSINESS

        We have significant indebtedness. As of June 30, 2000, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.15 billion. We may incur substantial additional debt in the future. Our indebtedness could:

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

We may not be able to meet our debt service obligations. If our cash flow is inadequate to meet our obligations, we may face substantial liquidity problems. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. This would permit our creditors to accelerate the maturity of our indebtedness. In addition, our PEACS are denominated in euros, not dollars, and the exchange ratio between the euro and the dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the euro/dollar exchange ratio may adversely affect us, including by impacting the conversion.

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

        Our quarterly operating results will fluctuate for many reasons, including:

        - our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' demands,

        - our ability to acquire merchandise, manage our inventory and fulfill orders,

        - changes in gross margins of our current and future products and services,

        - the introduction by us or our competitors of Web sites, products or services, and our ability to properly anticipate demand,

        - purchases of large quantities of products, particularly in advance of the holidays, for which demand may not materialize,

        - termination of Web sites, service offerings or product sales that we determine are not viable,

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

        - timing of upgrades and developments in our systems and infrastructure,

        -    the level of traffic on our Web sites,

        - the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

        -    technical difficulties, system downtime or Internet brownouts,

        -    variations in the mix of products we sell,

        - changes in the mix of revenues derived from products as compared to services,

        - our inability to prevent fraud perpetrated by third parties through credit card transactions, Amazon Payments transactions, and auction and zShops transactions,

        -    variations in our level of merchandise and vendor returns, and

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

        We believe that the principal competitive factors in our market include brand recognition, selection, personalized services, price, convenience, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability, speed of fulfillment, ease of use and our ability to adapt to changing conditions.

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

        Customer access to our Web sites directly affects the volume of goods we sell and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume and to fully integrate our systems. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain. In addition, our inventory management systems are not fully integrated with our financial reporting systems, and a significant amount of manual effort may be necessary to reconcile our inventory and other financial accounts.

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

IF WE DO NOT SUCCESSFULLY EXPAND AND OPERATE OUR DISTRIBUTION CENTERS, OUR BUSINESS COULD BE HARMED

        If we do not successfully expand and our distribution centers fail to operate properly, it could significantly limit our ability to meet customer demand. During the fiscal year ended December 31, 1999, we added distribution centers in Nevada, Georgia, Kentucky, Kansas, North Dakota, Germany and the UK. Most of these distribution centers are or will be highly automated, and we have had limited experience with automated distribution centers. The two distribution centers we operated prior to 1999, in Washington and Delaware, are manually operated. We are not experienced in coordinating and managing distribution operations in geographically distant locations. Because it is difficult to predict sales increases, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and heavy products as part of the fulfillment of toy, electronics, tools and hardware, lawn and patio, kitchen and other product orders.

THE DISPROPORTIONATE AMOUNT OF OUR NET SALES THAT WE EXPECT TO REALIZE DURING THE FOURTH QUARTER OF OUR FISCAL YEAR PLACES SIGNIFICANT STRAIN ON OUR BUSINESS

        Because we expect a disproportionate amount of our net sales to be realized during the holiday season in the fourth quarter of our fiscal year, we face significant risks in the fourth quarter. We may fail to accurately predict the optimal inventory levels at our distribution centers for the fourth quarter. If we do not stock popular products in sufficient amounts during the fourth quarter and fail to meet customer demand, it could significantly impact our revenue and our future growth. If we overstock products, we may be required to take significant inventory mark-downs or write-offs, which could reduce gross margins. In the fourth quarter of 1999, we incurred inventory-related charges, which significantly decreased our gross margins. A failure to optimize inventory at our distribution centers will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades and split-shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services, and may also harm our brand. In addition, we may be unable to adequately staff our distribution and customer service centers during these peak periods. Finally, our new automated distribution centers may fail to operate properly, which would interfere with our ability to meet customer demand.

        We expect that our inventory balance will increase substantially in advance of the Christmas holiday. Payments for purchases of much of this inventory will not occur until the first quarter of the following fiscal year. Because we are paid for sales of product upon shipment, we anticipate an increase in available cash in the fourth quarter of our fiscal year, followed by a decrease in the first quarter as we make payments for inventory purchased in the previous fiscal year.

WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO EXPAND INTO INTERNATIONAL MARKETS

        We plan to expand rapidly our presence in international markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. Our revenues from international activities may not offset the expense of establishing and maintaining foreign operations and therefore these operations may never be profitable.

        Our international sales and operations are subject to a number of risks inherent in selling and operating abroad, including, but not limited to, risks with respect to:

        -    currency exchange rate fluctuations,

        -    local economic and political conditions,

        - restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs),

        -    changes in legal or regulatory requirements,

        -    import or export licensing requirements,

        -    limitations on the repatriation of funds,

        -    difficulty in obtaining distribution and support,

        -    nationalization,

        - different accounting practices and potentially longer payment cycles,

        -    seasonal reductions in business activity,

        -    higher costs of doing business,

        -    consumer protection laws and restrictions on pricing or discounts,

        - lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of or the failure to implement the appropriate infrastructure to support widespread Internet usage,

        -    lower level of credit card usage,

        - difficulty in developing staffing and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences,

        -    disruptions of capital and trading markets,

        - laws and policies of the US affecting trade, foreign investment and loans, and

        -    tax and other laws.

        As the international online commerce market continues to grow, competition in this market will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate the Internet or other online services in such areas as content, privacy, network security, copyright, encryption or distribution. This may affect our ability to conduct business internationally. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth in international markets.

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

        - fluctuations in value and losses that may arise from our equity investments.

        We may not succeed in addressing these risks.


        We may not be able to identify suitable candidates for business combinations and strategic investments or to make such business combinations and strategic investments on terms that are acceptable to us. In addition, the businesses we have acquired, and in the future may acquire, may incur operating losses.

OUR AMAZON COMMERCE NETWORK SUBJECTS US TO A NUMBER OF RISKS

        In the fall of 1999, we began our Amazon Commerce Network (ACN) program. As part of this program, we enter into agreements with companies in which we agree to jointly establish co-branded sections of the Amazon Web site for the sale of products and services by these companies. In exchange for the services we provide under these agreements, we receive cash, equity securities of these companies, or a combination of the two. Since beginning the ACN program, we have entered into agreements with 15 different companies. As part of this program, we may in the future enter into additional agreements with both existing ACN partners or new companies.

        We hold several investments in third parties that are accounted for using the equity method, including several investments in our ACN partners. Under the equity method, we are required to record our equity percentage of the income or losses of these companies as income or losses for us. We record these amounts generally one month in arrears for private companies and one quarter in arrears for public companies. At June 30, 2000, we accounted for our investments in nine ACN partners under the equity method, three of which are public companies and six of which are private companies. The public companies are drugstore.com, HomeGrocer.com and Pets.com. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the forseeable future and may not be successful. While the future losses we will record under the equity method are limited to our investment balance, we expect to record additional equity method losses in the future. Our investments in equity securities not accounted for under the equity method are included in "Marketable securities" and "Other investments" on our balance sheet. Certain of these investments are also in ACN partners.

        We regularly review all of our investments in public and private companies for permanent impairment. If we determine that an investment is permanently impaired, we would reduce the carrying value of the securities we hold in these companies, perhaps by the entire amount being carried on our balance sheet, and record a loss in the amount of that impairment. Through June 30, 2000, we had not recorded any permanent impairment for any investment, although we had unrealized losses of $89.6 million on available-for-sale securities included in accumulated other comprehensive loss as of June 30, 2000 and have recorded $198.7 million of equity-method losses for the six months ended June 30, 2000. In recent months, companies in the Internet and e-commerce industries have experienced difficulties, including difficulties in raising proceeds to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that some of these investments have been permanently impaired.

        We have recently entered into amendments and negotiations to restructure our agreements with certain ACN partners. We have accepted or have been asked to accept lower future cash payments, revisions to the related term of the agreements, or both. To the extent lower future cash payments in future years resulted from these modifications, the amount recorded as unearned revenue is being recognized as revenue over a longer period of time than contemplated under the terms of the original agreements. See Note 6 of Notes to Financial Statements.

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

THE LONG-TERM VIABILITY OF THE INTERNET AS A MEDIUM FOR COMMERCE IS NOT CERTAIN

        Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. The increased use of the Internet as a medium for commerce raises concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet as a medium for commerce does not continue to grow, or grows at a slower rate than we anticipate, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business would be harmed.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL

        As we enter new lines of business, we may increasingly sell products, such as toys, tools and hardware products and kitchen products, that may increase our exposure to product liability claims relating to personal injury, death or property damage caused by such products, and that may require us to take actions such as product recalls. We maintain liability insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, if at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

WE RELY ON A SMALL NUMBER OF SUPPLIERS; OUR BUSINESS WOULD BE HARMED IF OUR CURRENT SUPPLIERS STOP SELLING MERCHANDISE TO US ON ACCEPTABLE TERMS

        Although we have recently continued to increase our direct purchasing from manufacturers, approximately 25% of all of our purchases and 35% of our book, music, DVD and video titles, during the three months ended June 30, 2000 were from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc., from which we purchase book, music, DVD and video titles. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

        In addition, many jurisdictions currently regulate "auctions" and "auctioneers" in conducting auctions and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

IF WE ARE REQUIRED TO COLLECT TAXES IN ADDITIONAL JURISDICTIONS ON THE PRODUCTS WE SELL, WE MAY BE SUBJECT TO LIABILITY FOR PAST SALES AND OUR FUTURE SALES MAY DECREASE

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

        Recent federal legislation limits the imposition of US state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, US state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by US state and local governments would create administrative burdens for us and decrease our future sales.

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

        Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by our licensors and us of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us, or at all.

OUR STOCK PRICE IS HIGHLY VOLATILE

        The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended June 30, 2000 (as adjusted for the 2-for-1 split of our common stock on September 1, 1999), the reported sale price of our common stock on the NASDAQ National Market was as high as $113.00 and as low as $32.47 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

        -    quarterly variations in operating results,

        -    announcements of innovations,

        - new products, services and strategic developments by us or our competitors, or business combinations and investments by us or our competitors,

        - changes in financial estimates and recommendations by securities analysts,

        -    changes in interest rates or other general economic conditions,

        - conditions or trends in the Internet and the online commerce industry,

        -    developments in Internet regulation,

        -    sales of our common stock in the open market,

        -    additions or departures of key personnel,

        - changes in the valuation of or performance by other online commerce companies, and

        - news reports relating to trends in the Internet, products we currently sell or in the future may sell, or services we perform or in the future may perform.

        Any of these events may cause our stock price to fall, which may adversely affect our business and financing opportunities. The valuations of many Internet stocks are high based on conventional valuation standards such as price to earnings and price to sales ratios. In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced significant volatility that often has been unrelated or disproportionate to such companies' operating performance. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our operating performance. In the past, securities class action litigation has been more likely to be brought against various companies following a period of volatility in the market price of their securities. We may be the target of similar litigation in the future, which could result in substantial costs and divert management's attention and resources, which could seriously harm our financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        The Company is exposed to market risk for the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments. The Company has not utilized derivative financial instruments in its investment portfolio.

        Interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its long-term debt. All of the Company's marketable securities are designated as available for sale and accordingly are presented at fair value on our balance sheets. The Company generally invests its excess cash in high quality short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, and the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

        Foreign currency risk. Revenues from the Company's foreign subsidiaries accounted for 13% of total revenues for the three months and six months ended June 30, 2000. Sales made by the Company's foreign subsidiaries are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended June 30, 2000 was not material. At June 30, 2000, the Company was also exposed to foreign currency risk related to the euro-denominated PEACS, which have an outstanding principal balance of E690 million ($656.4 million as of June 30, 2000) and expose the Company to risks of fluctuations in the euro/US dollar exchange rate. At June 30, 2000, the Company held E698.4 million ($664.4 million) in a euro-denominated money market fund, which provides offsetting changes in exchange rate fluctuations. Additionally, because the conversion option in the PEACS is denominated in euros, changes in the euro/US dollar exchange rate may affect the future conversion of the debt.

        Investment risk. The Company invests in both private and public companies, including its ACN partners, primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. Some of the Company's cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, the Company has not recorded any such impairment losses. As of June 30, 2000, the Company had equity-method investments of $211.7 million, investments in private companies recorded under the cost method of $26.6 million, and available-for-sale equity securities at fair value totaling $77.2 million ($15.5 million of which was included in marketable securities and $61.7 million of which was included in other investments). All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which have been consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits.

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

        The Company's annual meeting of stockholders was held on May 10, 2000.

        The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

            NOMINEE                     FOR            WITHHELD
------------------------------      -----------      -----------
Jeffrey P. Bezos .............      314,795,113          895,025
Tom A. Alberg ................      315,210,320          479,818
Scott D. Cook ................      307,151,459        8,538,679
L. John Doerr ................      314,736,128          954,010
Joseph Galli, Jr. ............      314,427,144        1,262,994
Patricia Q. Stonesifer .......      315,126,708          563,430

        The proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1,500,000,000 shares to 5,000,000,000 shares and increase the number of authorized shares of preferred stock from 150,000,000 shares to 500,000,000 shares was approved by the vote set forth below:

          FOR                    AGAINST                ABSTAIN
      228,632,499              16,518,120               259,892

        The proposal to approve the amendment to the Company's 1997 Stock Option Plan was approved by the vote set forth below:

          FOR                    AGAINST                ABSTAIN
      295,884,941              19,303,196               502,001

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

    EXHIBIT
    NUMBER        TITLE
    ------        -----
     3.1          Restated Certificate of Incorporation of the Company
     3.2          Restated Bylaws of the Company
    10.1          Executive Compensation Letter to Jeff Wilke, dated May 16, 2000
    10.2          Executive Compensation Letter to Warren Jenson, dated May 16, 2000
    12.1          Computation of Ratio of Earnings to Fixed Charges
    18.1          Letter Regarding Change in Accounting Principles
    27.1          Financial Data Schedule

----------

     (b) Reports on Form 8-K

        On May 1, 2000, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the first quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMAZON.COM, INC. (Registrant)

DATED: August 2, 2000

                                       By:  /s/ MARK S. PEEK
                                          ------------------------------------
                                          Mark S. Peek
                                          Chief Accounting Officer
                                          and Vice President, Finance

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER       TITLE
  ------       -----
   3.1         Restated Certificate of Incorporation of the Company
               (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the Quarterly Period ended March 31, 2000)
   3.2         Restated Bylaws of the Company (incorporated by reference to the
               Company's Current Report on Form 8-K dated February 28, 2000)
   10.1        Executive Compensation Letter to Jeff Wilke, dated May 16, 2000
   10.2        Executive Compensation Letter to Warren Jenson, dated May 16, 2000
   12.1        Computation of Ratio of Earnings to Fixed Charges
   18.1        Letter Regarding Change in Accounting Principles
   27.1        Financial Data Schedule

----------