Form 10-K/A
period 1999-12-31
AMAZON COM INC
filed 2000-09-08
CIK 1018724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

                         COMMISSION FILE NO. 000-22513

                                AMAZON.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           91-1646860
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                   ORGANIZATION)

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


EXPLANATORY NOTE:



     THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 REFLECTS CERTAIN CHANGES PREVIOUSLY REPORTED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000. IN THAT FORM 10-Q, WE MODIFIED OUR ACCOUNTING POLICY RELATING TO THE CLASSIFICATION OF CASH EQUIVALENTS, AND ACCORDINGLY WE HAVE REVISED ITEMS 6, 7, 7A AND 8 AND THE FINANCIAL DATA SCHEDULE IN THIS REPORT. THE AGGREGATE TOTAL OF CASH EQUIVALENTS AND MARKETABLE SECURITIES HAS NOT CHANGED FROM AMOUNTS PREVIOUSLY REPORTED.



     THIS AMENDMENT ALSO CORRECTS TYPOGRAPHICAL ERRORS IN NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS. THIS FOOTNOTE WAS INCONSISTENT WITH THE CORRECT AMOUNT REPORTED IN THE CONSOLIDATED STATEMENT OF CASH FLOWS. IN NOTE 9 THE WEIGHTED AVERAGE EXERCISE PRICE OF THE OPTIONS CANCELLED AND THE WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS EXERCISED DURING THE YEAR ENDED DECEMBER 31, 1999 WERE INADVERTENTLY TRANSPOSED, AND THE WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS EXERCISED FOR THE YEAR ENDED DECEMBER 31, 1999 WAS INCORRECT.



     WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 1999 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGE IN ACCOUNTING POLICY.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMAZON.COM, INC.


                                  FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX


                                                                        PAGE
                                                                        ----
                                   PART I
Item 6.   Selected Consolidated Financial Data........................    1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    2
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    9
Item 8.   Financial Statements and Supplementary Data.................   10

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   36
Signatures............................................................   38

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

                                                                YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                  1999         1998         1997       1996        1995
                                               ----------    ---------    --------    -------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Net sales....................................  $1,639,839    $ 609,819    $147,787    $15,746    $    511
Cost of sales................................   1,349,194      476,155     118,969     12,287         409
                                               ----------    ---------    --------    -------    --------
Gross profit.................................     290,645      133,664      28,818      3,459         102
Operating expenses:
  Marketing and sales........................     413,150      132,654      40,077      6,081         200
  Technology and content.....................     159,722       46,424      13,384      2,377         171
  General and administrative.................      70,144       15,618       6,741      1,408          35
  Stock-based compensation...................      30,618        1,889       1,211         36          --
  Amortization of goodwill and other
    intangibles..............................     214,694       42,599          --         --          --
  Merger, acquisition and investment-related
    costs....................................       8,072        3,535          --         --          --
                                               ----------    ---------    --------    -------    --------
      Total operating expenses...............     896,400      242,719      61,413      9,902         406
                                               ----------    ---------    --------    -------    --------
Loss from operations.........................    (605,755)    (109,055)    (32,595)    (6,443)       (304)
Interest income..............................      45,451       14,053       1,901        202           1
Interest expense.............................     (84,566)     (26,639)       (326)        (5)         --
Other income, net............................       1,671           --          --         --          --
                                               ----------    ---------    --------    -------    --------
      Net interest income (expense) and
         other...............................     (37,444)     (12,586)      1,575        197           1
                                               ----------    ---------    --------    -------    --------
Loss before equity in losses of equity-method
  investees..................................    (643,199)    (121,641)    (31,020)    (6,246)       (303)
Equity in losses of equity-method
  investees..................................     (76,769)      (2,905)         --         --          --
                                               ----------    ---------    --------    -------    --------
Net loss.....................................  $ (719,968)   $(124,546)   $(31,020)   $(6,246)   $   (303)
                                               ==========    =========    ========    =======    ========
Basic and diluted loss per share(2)..........  $    (2.20)   $   (0.42)   $  (0.12)   $ (0.03)   $  (0.00)
                                               ==========    =========    ========    =======    ========
Shares used in computation of basic and
  diluted loss per share(2)..................     326,753      296,344     260,682    222,542     172,728
                                               ==========    =========    ========    =======    ========


                                                                        DECEMBER 31,
                                                   ------------------------------------------------------
                                                      1999         1998        1997       1996      1995
                                                   ----------    --------    --------    ------    ------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA(1):
Cash and cash equivalents........................  $  133,309    $ 71,583    $110,119    $6,289    $  996
Marketable securities............................     572,879     301,862      15,256        --        --
Working capital..................................     273,243     262,679      93,158     1,698       920
Total assets.....................................   2,471,551     648,460     149,844     8,434     1,084
Long-term debt...................................   1,466,338     348,140      76,702        --        --
Stockholders' equity.............................     266,278     138,745      28,591     2,943       977


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

LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1999, our cash and cash equivalents balance was $133.3 million, compared to $71.6 million at December 31, 1998. Our marketable securities balance was $572.9 million and $301.9 million at December 31, 1999 and 1998, respectively.


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


     Net cash used in investing activities was $952 million in 1999 and consisted of net purchases of marketable securities of $295.3 million, purchases of fixed assets of $287.1 million and cash paid for acquisitions and investments in businesses of $369.6 million. Net cash used in investing activities during 1998 was $324 million and consisted of net purchases of marketable securities of $276.7 million, purchases of fixed assets of $28.3 million and cash paid for acquisitions and investments in businesses of $19 million.


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


     As of December 31, 1999, our principal sources of liquidity consisted of $706.2 million of cash, cash equivalents and marketable securities. As of that date, our principal commitments consisted of obligations outstanding under our Convertible Subordinated Notes due 2009 and Senior Discount Notes, as well as obligations in connection with operating leases and commitments for advertising and promotional arrangements. During 1999, we undertook a substantial expansion of our distribution center network in the US, adding six distribution centers in the US. We also opened new distribution centers in the UK and Germany. We anticipate that our current distribution center capacity in the US will be adequate for our needs for at least the next 12 months, but we may require additional capacity in international markets.


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


     We believe that current cash, cash equivalents and marketable securities balances, together with net proceeds from the PEACS, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain credit facilities from lenders. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.


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

     Principal (notional) amounts by expected maturity in US dollars as of December 31, 1999:


                                                                                                          ESTIMATED FAIR
                                                                                                             VALUE AT
                                                                                                           DECEMBER 31,
                                2000       2001      2002      2003     2004     THEREAFTER    TOTAL           1999
                               -------   --------   -------   ------   -------   ----------   --------    --------------
Commercial paper and
  short-term obligations.....  $21,129   $  6,250   $12,176   $1,047   $ 9,599    $  8,236    $ 58,437       $ 57,210
Weighted average interest
  rate.......................     5.80%      8.58%     8.96%    6.61%     6.98%       7.00%       6.84%
Corporate notes and bonds....    2,455    102,850        --       --        --          --     105,305        103,844
Weighted average interest
  rate.......................     5.80%      6.70%       --       --        --          --        6.68%
Asset-backed and agency
  securities.................   32,807     81,160    24,198       25    20,119     100,246     258,555        247,667
Weighted average interest
  rate.......................    20.20%      8.48%     7.49%    7.68%     7.00%       7.97%       9.56%
Treasury notes and bonds.....   12,400    127,795    20,000    3,950        --          --     164,145        164,158
Weighted average interest
  rate.......................     5.21%      6.60%     0.00%    6.07%       --          --        5.68%
                               -------   --------   -------   ------   -------    --------    --------       --------
    Total Portfolio..........  $68,791   $318,055   $56,374   $5,022   $29,718    $108,482    $586,442       $572,879
                               =======   ========   =======   ======   =======    ========    ========       ========


     Principal (notional) amounts by expected maturity in US dollars as of December 31, 1998:


                                                                                                           ESTIMATED FAIR
                                                                                                              VALUE AT
                                                                                                            DECEMBER 31,
                                  1999      2000      2001      2002      2003     THEREAFTER    TOTAL          1998
                                 -------   -------   -------   -------   -------   ----------   --------   --------------
Commercial paper and short-term
  obligations..................  $68,557   $    --   $    --   $    --   $    --    $    --     $ 68,557      $ 68,158
Weighted average interest
  rate.........................     5.34%                                                           5.34%
Corporate notes and bonds......    4,250    46,500        --        --        --         --       50,750        51,351
Weighted average interest
  rate.........................     5.90%     5.20%                                                 5.26%
Asset-backed and agency
  securities...................       --    21,500     8,746     7,087    10,086     35,497       82,916        83,569
Weighted average interest
  rate.........................               5.57%     5.16%     5.29%     5.64%      5.82%        5.62%
Treasury notes and bonds.......    8,700    27,400    42,175     8,000        --         --       86,275        89,013
Weighted average interest
  rate.........................     5.63%     4.89%     4.64%     4.71%                             4.82%
                                 -------   -------   -------   -------   -------    -------     --------      --------
    Total Portfolio, excluding
      equity securities........  $81,507   $95,400   $50,921   $15,087   $10,086    $35,497     $288,498      $292,091
                                 =======   =======   =======   =======   =======    =======     ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   11
Consolidated Balance Sheets.................................   12
Consolidated Statements of Operations.......................   13
Consolidated Statements of Stockholders' Equity.............   14
Consolidated Statements of Cash Flows.......................   15
Notes to Consolidated Financial Statements..................   16

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


     As discussed in paragraph 8 of Note 1, the accompanying consolidated financial statements have been restated to reflect a change in Amazon.com's policy for determining cash equivalents.


                                                  /s/ ERNST & YOUNG LLP

Seattle, Washington
February 2, 2000, except for Note 15
  as to which the date is February 16, 2000

  and Paragraph 8 of Note 1, as to which the date is


  September 8, 2000

                                AMAZON.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
Current assets:
  Cash and cash equivalents.................................  $  133,309    $  71,583
  Marketable securities.....................................     572,879      301,862
  Inventories...............................................     220,646       29,501
  Prepaid expenses and other current assets.................      85,344       21,308
                                                              ----------    ---------
          Total current assets..............................   1,012,178      424,254
Fixed assets, net...........................................     317,613       29,791
Goodwill, net...............................................     534,699      174,052
Other purchased intangibles, net............................     195,445        4,586
Investments in equity-method investees......................     226,727        7,740
Other investments...........................................     144,735           --
Deferred charges and other..................................      40,154        8,037
                                                              ----------    ---------
          Total assets......................................  $2,471,551    $ 648,460
                                                              ==========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  463,026    $ 113,273
  Accrued expenses and other current liabilities............     126,017       34,413
  Accrued advertising.......................................      55,892       13,071
  Deferred revenue..........................................      54,790           --
  Interest payable..........................................      24,888           10
  Current portion of long-term debt and other...............      14,322          808
                                                              ----------    ---------
          Total current liabilities.........................     738,935      161,575
Long-term debt and other....................................   1,466,338      348,140
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 150,000
     Issued and outstanding shares -- none..................          --           --
  Common stock, $0.01 par value:
     Authorized shares -- 1,500,000
     Issued and outstanding shares -- 345,155 and 318,534
      shares at December 31, 1999 and 1998, respectively....       3,452        3,186
  Additional paid-in capital................................   1,195,540      298,537
  Note receivable for common stock..........................      (1,171)      (1,099)
  Stock-based compensation..................................     (47,806)      (1,625)
  Accumulated other comprehensive income (loss).............      (1,709)       1,806
  Accumulated deficit.......................................    (882,028)    (162,060)
                                                              ----------    ---------
          Total stockholders' equity........................     266,278      138,745
                                                              ----------    ---------
          Total liabilities and stockholders' equity........  $2,471,551    $ 648,460
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

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1999          1998         1997
                                                             -----------    ---------    ---------
OPERATING ACTIVITIES:
Net loss...................................................  $  (719,968)   $(124,546)   $ (31,020)
Adjustments to reconcile net loss to net cash provided
  (used) in operating activities:
  Depreciation and amortization of fixed assets............       36,806        9,421        3,442
  Amortization of deferred stock-based compensation........       30,618        2,386        1,354
  Equity in losses of equity-method investees..............       76,769        2,905           --
  Amortization of goodwill and other intangibles...........      214,694       42,599           --
  Non-cash merger, acquisition, and investment related
     costs.................................................        8,072        1,561           --
  Non-cash revenue for advertising and promotional
     services..............................................       (5,837)          --           --
  Loss on sale of marketable securities....................        8,688          271           --
  Non-cash interest expense................................       29,171       23,970           64
                                                             -----------    ---------    ---------
  Net cash used in operating activities before changes in
     operating assets and liabilities......................     (320,987)     (41,433)     (26,160)
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Inventories...........................................     (172,069)     (20,513)      (8,400)
     Prepaid expenses and other current assets.............      (60,628)     (16,758)      (3,055)
     Accounts payable......................................      330,166       78,674       30,172
     Accrued expenses and other current liabilities........       65,121       21,615        5,274
     Accrued advertising...................................       42,382        9,617        2,856
     Deferred revenue......................................          262           --           --
     Interest payable......................................       24,878         (167)          --
                                                             -----------    ---------    ---------
          Net cash provided by changes in operating assets
            and liabilities, net of effects from
            acquisitions...................................      230,112       72,468       26,847
                                                             -----------    ---------    ---------
          Net cash provided (used) in operating
            activities.....................................      (90,875)      31,035          687
INVESTING ACTIVITIES:
Sales and maturities of marketable securities..............    2,064,101      227,789        5,198
Purchases of marketable securities.........................   (2,359,398)    (504,435)     (20,454)
Purchases of fixed assets..................................     (287,055)     (28,333)      (7,603)
Acquisitions and investments in businesses, net of cash
  acquired.................................................     (369,607)     (19,019)          --
                                                             -----------    ---------    ---------
          Net cash used in investing activities............     (951,959)    (323,998)     (22,859)
FINANCING ACTIVITIES:
Proceeds from issuance of capital stock and exercise of
  stock options............................................       64,469       14,366       53,358
Proceeds from long-term debt...............................    1,263,639      325,987       75,000
Repayment of long-term debt................................     (188,886)     (78,108)         (47)
Financing costs............................................      (35,151)      (7,783)      (2,309)
                                                             -----------    ---------    ---------
          Net cash provided by financing activities........    1,104,071      254,462      126,002
Effect of exchange rate changes............................          489          (35)          --
                                                             -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.......       61,726      (38,536)     103,830
Cash and cash equivalents at beginning of period...........       71,583      110,119        6,289
                                                             -----------    ---------    ---------
Cash and cash equivalents at end of period.................  $   133,309    $  71,583    $ 110,119
                                                             ===========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases.................  $    25,850    $      --    $   3,463
Fixed assets acquired under financing agreements...........        5,608           --        1,500
Stock issued in connection with business acquisitions......      774,409      217,241           --
Equity securities of other companies received for non-cash
  revenue for advertising and promotional services.........       54,402           --           --
Cash paid for interest, net of amounts capitalized.........       59,688       26,629          326


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


  Cash and Cash Equivalents



     Effective April 1, 2000, the Company changed its policy for determining which investments are treated as cash equivalents. Effective April 1, 2000, the Company now classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Prior to April 1, 2000, such investments were included in marketable securities. The Company believes this change is preferable because it results in a presentation that is consistent with practice in the Company's industry and because it results in a better reflection of the Company's liquidity. The consolidated financial statements presented in this Form 10-K/A have been restated to reflect this change.


  Marketable Securities


     The Company's marketable securities, which consist primarily of high-quality short- to intermediate-term fixed income securities, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.


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

                                AMAZON.COM, INC.

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

                                AMAZON.COM, INC.

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

                                AMAZON.COM, INC.

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

                                AMAZON.COM, INC.

     Approximately $2.8 million of the purchase price of the Accept.com and Alexa transactions attributable to in-process research and development efforts has been expensed because, at the time of acquisition, technological feasibility had not been established and no alternative future uses existed. Purchased in-process research and development was identified and valued by independent valuation through discussions with the acquired companies' management and the analysis of data concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks.

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

                                AMAZON.COM, INC.

     In connection with certain acquisitions, the Company has conditioned a portion of the overall consideration on the continued tenure of key employees. Under generally accepted accounting principles, a portion of this amount is accounted for as compensation rather than as a component of purchase price. Consequently, a maximum of $85.4 million in additional consideration relating to the Company's acquisitions for 1999 may be recorded as compensation expense and classified between stock-based compensation and merger, acquisition and investment-related costs in the results of operations. Amounts will be "earned" based on tenure of certain employees and will be recognized as expense over a period of 12-36 months.

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

                                AMAZON.COM, INC.

NOTE 3 -- MARKETABLE SECURITIES

     The following tables summarize, by major security type, the Company's marketable securities:


                                                           DECEMBER 31, 1999
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Commercial paper and short-term
  obligations...........................  $ 57,856        $  8        $   (654)     $ 57,210
Corporate notes and bonds...............   105,282          --          (1,438)      103,844
Asset-backed and agency securities......   252,874         136          (5,343)      247,667
Treasury notes and bonds................   169,021          32          (4,895)      164,158
                                          --------        ----        --------      --------
                                          $585,033        $176        $(12,330)     $572,879
                                          ========        ====        ========      ========



                                                           DECEMBER 31, 1998
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
Commercial paper and short-term
  obligations...........................  $ 68,136       $   22        $  --        $ 68,158
Corporate notes and bonds...............    51,242          112           (3)         51,351
Asset-backed and agency securities......    83,611           98         (140)         83,569
Treasury notes and bonds................    88,952          230         (169)         89,013
Equity securities.......................     8,080        1,691           --           9,771
                                          --------       ------        -----        --------
                                          $300,021       $2,153        $(312)       $301,862
                                          ========       ======        =====        ========


     At December 31, 1999, the Company also had investments in noncurrent available-for-sale equity securities included in "Other investments" (Note 6).

     The following table summarizes contractual maturities of the Company's marketable securities as of December 31, 1999:


                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
                                                             (IN THOUSANDS)
Due within one year....................................  $ 35,984      $ 35,596
Due after one year through five years..................   296,175       289,616
Asset-backed and agency securities with various
  maturities...........................................   252,874       247,667
                                                         --------      --------
                                                         $585,033      $572,879
                                                         ========      ========


     The gross realized gains and losses on sales of available-for-sale securities were $6.7 million and $15.4 million, respectively, for the year ended December 31, 1999. Gross realized gains and losses on sales of available-for-sale securities were not significant for the years ended December 31, 1998 or 1997.

     Activity in unrealized gains (losses) on available-for-sale securities was as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1999          1998        1997
                                                         ----------     --------     ------
                                                                   (IN THOUSANDS)
Unrealized holding gains (losses) arising during
  period...............................................   $(12,698)      $1,841        $--
Less: reclassification adjustment for losses included
  in net loss..........................................      8,693           --        --
                                                          --------       ------        --
Net unrealized gains (losses) on available-for-sale
  securities...........................................   $ (4,005)      $1,841        $--
                                                          ========       ======        ==

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

  Stock Option Activity

     The following table summarizes the Company's stock option activity:


                                                        NUMBER           WEIGHTED
                                                          OF             AVERAGE
                                                        SHARES        EXERCISE PRICE
                                                    --------------    --------------
                                                    (IN THOUSANDS)
Balance January 1, 1997...........................      40,034           $ 0.038
  Options granted and assumed.....................      36,120             1.148
  Options canceled................................      (5,104)            0.270
  Options exercised...............................     (16,386)            0.032
                                                       -------
Balance December 31, 1997.........................      54,664             0.751
  Options granted and assumed.....................      39,548            12.734
  Options canceled................................      (7,537)            4.099
  Options exercised...............................     (10,666)            0.554
                                                       -------
Balance December 31, 1998.........................      76,009             6.688
  Options granted and assumed.....................      31,739            63.602
  Options canceled................................     (11,281)           19.703
  Options exercised...............................     (16,125)            3.998
                                                       -------
Balance December 31, 1999.........................      80,342           $27.755
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

     (3) INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.3     Agreement and Plan of Merger dated as of April 24, 1999 by and among Amazon.com, Inc., AI Acquisition, Inc., Alexa
          Internet and Brewster Kahle (incorporated by reference to
          the Company's Current Report on Form 8-K dated June 10,
          1999)
  3.1     Restated Certificate of Incorporation of the Company
          (incorporated by reference to Amendment No. 1 to the
          Company's Registration Statement on Form S-3 (Registration
          No. 333-78797) filed June 8, 1999).
  3.2     Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K dated February 28,
          2000).
  4.1     Indenture, dated as of May 8, 1998, between Amazon.com, Inc.
          and the Bank of New York, as trustee (incorporated by
          reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).
  4.2     Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-56723) filed June 12, 1998).
  4.3     Registration Rights Agreement entered into on May 8, 1998, between Amazon.com, Inc. and Morgan Stanley & Co.
          Incorporated (incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the Quarterly Period Ended
          March 31, 1998).
  4.4     Indenture, dated as of February 3, 1999, between Amazon.com,
          Inc. and The Bank of New York, as trustee, including the
          form of 4 3/4% Convertible Subordinated Note Due 2009
          attached as Exhibit A thereto (incorporated by reference to the Company's Current Report on Form 8-K dated February 3,
          1999).
  4.5     Registration Rights Agreement by and among Amazon.com, Inc.
          and the Initial Purchasers (incorporated by reference to the
          Company's Current Report on Form 8-K dated February 3,
          1999).
  4.6     Indenture, dated as of February 16, 2000, between
          Amazon.com, Inc. and the Bank of New York, as trustee
          (incorporated by Reference to the Company's Current Report on Form 8-K dated February 16, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.7     Form of 6 7/8% Convertible Subordinated Notes due 2010
          (incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 2000).
 10.1+    Amended and Restated 1994 Stock Option Plan (version as of
          December 20, 1996 for Amended and Restated Grants and
          version as of December 20, 1996 for New Grants)
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.2+    Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
          S-1 (Registration No. 333-23795) filed March 24, 1997).
 10.3+    1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form
          S-8 (Registration No. 333-74419) filed March 15, 1999)
 10.4+    Accept.com Financial Services Corporation 1998 Stock Option
          Plan (incorporated by reference to the Company's
          Registration Statement on Form S-8 (Registration No.
          333-80495) filed June 11, 1999)
 10.5+    Form of Indemnification Agreement between the Company and
          each of its Directors (incorporated by reference to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-23795) filed March 24, 1997).
 10.6+    Non-Qualified Stock Option Letter Agreement, effective
          December 6, 1995, from the Company to Tom A. Alberg
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.7+    Non-Qualified Stock Option Letter Agreement, effective
          December 6, 1995, from the Company to Tom A. Alberg
          (incorporated by reference to the Company's Registration
          Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).
 10.8     Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII,
          KPCB Information Sciences Zaibatsu Fund II and Jeffrey P.
          Bezos (incorporated by reference to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-23795) filed March 24, 1997).
 10.9+    Offer Letter of Employment to Joseph Galli, Jr. dated June
          23, 1999, as amended and restated September 30, 1999 filed with the Company's Annual Report on Form 10-K on March 29,
          2000).
 10.10+   Offer Letter of Employment to Warren C. Jenson dated
          September 4, 1999, as amended and restated September 30,
          1999 filed with the Company's Annual Report on Form 10-K on
          March 29, 2000).
 10.11+   Offer Letter of Employment to Jeff Wilke, dated September 2,
          1999 filed with the Company's Annual Report on Form 10-K on
          March 29, 2000).
 10.12+   Offer Letter of Employment to Richard Dalzell, dated August
          13, 1997 filed with the Company's Annual Report on Form 10-K on March 29, 2000).
 12.1     Computation of Ratio of Earnings to Fixed Charges filed with the Company's Annual Report on Form 10-K on March 29, 2000).
 21.1     List of Subsidiaries filed with the Company's Annual Report on Form 10-K on March 29, 2000).
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 27.1     Financial Data Schedule.


---------------
+ Executive Compensation Plan or Agreement

  (B) REPORTS ON FORM 8-K:

     On October 28, 1999, the Company filed a Form 8-K under Item 5 announcing its financial results for the third quarter of 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 8, 2000.


                                      AMAZON.COM, INC.


                                      By: /s/ WARREN C. JENSON

                                         ---------------------------------------

                                         Warren C. Jenson


                                         Senior Vice President and Chief
                                          Financial Officer

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