Form 10-Q
period 2000-09-30
AMAZON COM INC
filed 2000-10-30
CIK 1018724

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        356,173,613 shares of $0.01 par value common stock outstanding as of October 16, 2000

================================================================================

                                AMAZON.COM, INC.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Balance sheets--September 30, 2000 and December 31, 1999 .................................     3
          Statements of operations--Three months and nine months ended
            September 30, 2000 and 1999 ............................................................     4
          Statements of cash flows--Three months and nine months ended
            September 30, 2000 and 1999 ............................................................     5
          Notes to financial statements--September 30, 2000 ........................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..................................................................    12
Item 3.   Quantitative and Qualitative Disclosure of Market Risk ...................................    31

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings ........................................................................    32
Item 2.   Changes in Securities and Use of Proceeds ................................................    32
Item 3.   Defaults Upon Senior Securities ..........................................................    32
Item 4.   Submission of Matters to a Vote of Security Holders ......................................    32
Item 5.   Other Information ........................................................................    32
Item 6.   Exhibits and Reports on Form 8-K .........................................................    33
Signature ..........................................................................................    34
Exhibit Index ......................................................................................    35

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMAZON.COM, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     2000               1999
                                                                                -------------       -------------
                                                                                 (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $     647,048       $     133,309
  Marketable securities ..................................................            252,976             572,879
  Inventories ............................................................            163,880             220,646
  Prepaid expenses and other current assets ..............................             99,181              85,344
                                                                                -------------       -------------
          Total current assets ...........................................          1,163,085           1,012,178
Fixed assets, net ........................................................            352,290             317,613
Goodwill, net ............................................................            383,996             534,699
Other intangibles, net ...................................................            136,474             195,445
Investments in equity-method investees ...................................             91,131             226,727
Other investments ........................................................             73,345             144,735
Other assets .............................................................             54,306              40,154
                                                                                -------------       -------------
          Total assets ...................................................      $   2,254,627       $   2,471,551
                                                                                =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .......................................................      $     304,709       $     463,026
  Accrued expenses and other current liabilities .........................            160,073             181,909
  Unearned revenue .......................................................            142,046              54,790
  Interest payable .......................................................             35,056              24,888
  Current portion of long-term debt and other ............................             17,213              14,322
                                                                                -------------       -------------
          Total current liabilities ......................................            659,097             738,935
Long-term debt ...........................................................          2,082,697           1,466,338
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value:
     Authorized shares -- 500,000
     Issued and outstanding shares -- none ...............................                 --                  --
  Common stock, $0.01 par value:
     Authorized shares -- 5,000,000
     Issued and outstanding shares -- 356,102 and 345,155 shares at
      September 30, 2000 and December 31, 1999,
      respectively .......................................................              3,561               3,452
  Additional paid-in capital .............................................          1,342,574           1,194,369
  Stock-based compensation ...............................................            (19,504)            (47,806)
  Accumulated other comprehensive loss ...................................            (65,637)             (1,709)
  Accumulated deficit ....................................................         (1,748,161)           (882,028)
                                                                                -------------       -------------
          Total stockholders' equity (deficit) ...........................           (487,167)            266,278
                                                                                -------------       -------------
          Total liabilities and stockholders' equity (deficit) ...........      $   2,254,627       $   2,471,551
                                                                                =============       =============


                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -----------------------------       -----------------------------
                                                                  2000              1999              2000              1999
                                                              -----------       -----------       -----------       -----------
Net sales ..............................................      $   637,858       $   355,777       $ 1,789,623       $   963,797
Cost of sales ..........................................          470,579           285,300         1,358,146           760,998
                                                              -----------       -----------       -----------       -----------
Gross profit ...........................................          167,279            70,477           431,477           202,799
Operating expenses:
  Marketing, sales and fulfillment .....................          138,342            86,842           408,266           233,725
  Technology and content ...............................           71,159            44,451           199,535           102,002
  General and administrative ...........................           26,217            18,382            80,730            44,094
  Stock-based compensation .............................            4,091            11,789            25,909            16,569
  Amortization of goodwill and other
    intangibles ........................................           79,194            74,343           242,562           132,393
  Acquisition-related and other ........................           11,791             1,779            16,259             5,987
                                                              -----------       -----------       -----------       -----------
          Total operating expenses .....................          330,794           237,586           973,261           534,770
                                                              -----------       -----------       -----------       -----------
Loss from operations ...................................         (163,515)         (167,109)         (541,784)         (331,971)
Interest income ........................................            9,402            12,699            29,842            36,479
Interest expense .......................................          (33,809)          (21,470)          (94,827)          (66,424)
Other income (expense), net ............................            3,353             2,159            (4,693)            2,037
Non-cash investment gains and losses, net ..............           12,366                --            12,366                --
                                                              -----------       -----------       -----------       -----------
     Net interest expense and other ....................           (8,688)           (6,612)          (57,312)          (27,908)
                                                              -----------       -----------       -----------       -----------
Loss before equity in losses of equity-
  method investees .....................................         (172,203)         (173,721)         (599,096)         (359,879)
Equity in losses of equity-method investees, net .......          (68,321)          (23,359)         (267,037)          (36,876)
                                                              -----------       -----------       -----------       -----------
Net loss ...............................................      $  (240,524)      $  (197,080)      $  (866,133)      $  (396,755)
                                                              ===========       ===========       ===========       ===========
Basic and diluted loss per share .......................      $     (0.68)      $     (0.59)      $     (2.48)      $     (1.23)
                                                              ===========       ===========       ===========       ===========
Shares used in computation of basic and
  diluted loss per share ...............................          353,954           332,488           349,258           323,064
                                                              ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     -----------------------------    -----------------------------
                                                                         2000              1999            2000             1999
                                                                     -----------       -----------     -----------      -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................   $   720,377       $   105,757     $   133,309      $    71,583
OPERATING ACTIVITIES:
Net loss .........................................................      (240,524)         (197,080)       (866,133)        (396,755)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of fixed assets ..................        22,857             9,610          61,719           22,935
  Amortization of deferred stock-based compensation ..............         4,091            11,789          25,909           16,569
  Equity in losses of equity-method investees, net ...............        68,321            23,359         267,037           36,876
  Amortization of goodwill and other intangibles .................        79,194            74,343         242,562          132,393
  Non-cash acquisition-related and other costs ...................        11,791             1,779          16,259            5,987
  Unearned revenue ...............................................        57,466                --          59,091               --
  Amortization of previously unearned revenue ....................       (26,870)               --         (65,558)              --
  Non-cash investment gains and losses, net ......................       (12,366)               --         (12,366)              --
  (Gain) loss on sale of marketable securities ...................        (3,205)           (1,353)         (4,157)           6,086
  Non-cash interest expense and other ............................         6,227             5,590          18,316           26,116
  Changes in operating assets and liabilities:
     Inventories .................................................         8,480           (59,406)         56,766          (89,292)
     Prepaid expenses and other current assets ...................        (6,034)           (1,173)            704          (32,685)
     Accounts payable ............................................        18,470            70,232        (158,317)         121,771
     Accrued expenses and other current liabilities ..............        12,887               652         (25,108)          17,583
     Interest payable ............................................        (4,473)          (13,915)          5,181           10,035
                                                                     -----------       -----------     -----------      -----------
          Net cash used in operating activities ..................        (3,688)          (75,573)       (378,095)        (122,381)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities ....................        72,619           390,010         521,913        1,660,374
Purchases of marketable securities ...............................       (44,954)         (184,015)        (95,740)      (2,209,285)
Purchases of fixed assets ........................................       (41,948)          (70,762)        (97,427)        (181,859)
Investments in equity-method investees and other
  investments ....................................................        (5,760)         (115,491)        (61,842)        (222,853)
                                                                     -----------       -----------     -----------      -----------
          Net cash provided by (used in) investing activities ....       (20,043)           19,742         266,904         (953,623)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options ..........................         4,564            15,304          39,717           36,930
Proceeds from long-term debt .....................................           500            10,639         681,499        1,260,639
Repayment of long-term debt ......................................        (3,777)           (2,231)        (12,997)        (184,710)
Financing costs ..................................................            --              (214)        (16,122)         (35,151)
                                                                     -----------       -----------     -----------      -----------
          Net cash provided by financing activities ..............         1,287            23,498         692,097        1,077,708
Effect of exchange rate changes on cash and cash equivalents .....       (50,885)              119         (67,167)             256
                                                                     -----------       -----------     -----------      -----------
Net increase (decrease) in cash and cash equivalents .............       (73,329)          (32,214)        513,739            1,960
                                                                     -----------       -----------     -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $   647,048       $    73,543     $   647,048      $    73,543
                                                                     ===========       ===========     ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases .......................   $        --       $     3,213     $     4,346      $    25,850
Fixed assets acquired under financing agreements .................            --                --           4,844            5,608
Stock issued in connection with business acquisitions ............         2,130            18,336          32,130          635,343
Equity securities for unearned Amazon Commerce
  Network services ...............................................         9,009                --         106,848               --


                 See accompanying notes to financial statements.

                                AMAZON.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ACCOUNTING POLICIES

Unaudited Interim Financial Information

    The accompanying financial statements have been prepared by Amazon.com, Inc. ("Amazon.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

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


Cash and Cash Equivalents


    Effective April 1, 2000, the Company changed its policy for determining which investments are treated as cash equivalents. Effective April 1, 2000, the Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Prior to April 1, 2000, such instruments were included in marketable securities. The Company believes this change is preferable because it results in a presentation that is consistent with practice in the Company's industry and because it results in a better reflection of the Company's liquidity. The balance sheet as of December 31, 1999 and the statements of cash flows for the three months and nine months ended September 30, 2000 and 1999 presented in this Form 10-Q reflect this change.


Comprehensive Loss

    Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and other available-for-sale investments, and foreign currency translation adjustments. Comprehensive loss was $221.5 million and $206.6 million for the three months ended September 30, 2000 and 1999, respectively. Comprehensive loss was $930.1 million and $417.5 million for the nine months ended September 30, 2000 and 1999, respectively.

Loss per Share

    The number of shares used in calculating loss per share for the three months ended September 30, 2000 and 1999 was reduced by 2.1 million and 5.5 million shares, and the number of shares used in calculating loss per share for the nine months ended September 30, 2000 and 1999 was reduced by 3.7 million and 6.0 million shares, respectively. Such reductions reflect the weighted average number of outstanding shares subject to repurchase. The effect of stock options is antidilutive and accordingly excluded from diluted loss per share.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact of adoption of SFAS No. 133 on its financial condition, results of operations, or business practices.


    In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. During the three months ended September 30, 2000, the Company capitalized $1.6 million of Web site development costs. Such capitalized costs are included in "Fixed assets, net" and will be depreciated over a period of two years.

    In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has classified both inbound and outbound shipping charges and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company classifies fulfillment costs, which are those costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) and credit card fees, as marketing, sales and fulfillment expenses. Fulfillment costs, as defined above, totaled $283.5 million and $130.2 million for the nine months ended September 30, 2000 and 1999, and totaled $96.4 million and $53.7 million for the three months ended September 30, 2000 and 1999.

    In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Company's existing accounting policies.

NOTE 2 -- MARKETABLE SECURITIES

    Marketable securities available for sale, at fair value, consist of the following:



                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                 2000               1999
                                                                            -------------      -------------
                                                                                     (IN THOUSANDS)
                   Asset-backed and agency securities ................      $      59,317      $     247,667
                   Commercial paper and short-term obligations .......              9,213             57,210
                   Treasury notes and bonds ..........................             73,886            164,158
                   Corporate notes and bonds .........................             12,653            103,844
                   Equity securities .................................             97,907                 --
                                                                            -------------      -------------
                             Total marketable securities .............      $     252,976      $     572,879
                                                                            =============      =============


    The Company's marketable securities consist primarily of A-rated or higher short- to intermediate-term fixed income securities, as well as equity securities.

NOTE 3 -- BUSINESS COMBINATIONS

    In May 2000 and September 2000, the Company made final payments for two 1999 acquisitions in the form of common stock of the Company. These payments were made pursuant to the terms of the original agreements and resulted in an increase in goodwill of $32.1 million related to these acquisitions ($30 million in May 2000 and $2.1 million in September 2000). This additional goodwill will be amortized over a 2-year period from the issuance of the additional stock.

NOTE 4 -- INVESTMENTS IN EQUITY-METHOD INVESTEES

    The Company holds certain investments accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees generally one month in arrears for private companies and three months in arrears for public companies.

    In September 2000, Webvan Group, Inc. (Webvan) completed the acquisition of all of the outstanding common stock of one of the Company's equity-method investees, HomeGrocer.com, Inc. (HomeGrocer), in exchange for common stock of Webvan. The Company does not account for its resulting investment in Webvan under the equity method because it does not have the ability to exercise significant influence over Webvan. During the three months ended September 30, 2000, the Company recorded its Webvan common stock investment at its estimated fair value at the date of closing of the transaction of $84.0 million, which was determined by management after considering an independent estimate of value, and recorded a gain of $40.2 million on its common stock investment in HomeGrocer based on this estimated fair value. This gain is included in "Non-cash investment gains and losses, net" in the accompanying statements of operations. As of September 30, 2000, the Company still holds all of the Webvan common stock it received in the transaction. Substantially all of the Company's investment in Webvan is classified as an available-for-sale investment, is accounted for at its quoted market price and is included in "Marketable securities" at September 30, 2000.

NOTE 5 -- OTHER INVESTMENTS

    At September 30, 2000, "Other investments" included $41.2 million of investments accounted for at cost and $32.1 million of investments in equity securities with ready markets that are recorded at fair value and classified as available-for-sale securities pursuant to SFAS No. 115. The cost of such available-for-sale equity securities included in "Other investments" at September 30, 2000 was $68.4 million, resulting in unrealized losses included in "Accumulated other comprehensive loss" of $36.3 million.

    During the three months ended September 30, 2000, the Company determined that the declines in value from the Company's accounting basis for two of its investments were other than temporary. The Company recognized losses totaling $33.8 million to record its investments in Audible, Inc. and Nextcard, Inc. at their estimated current fair values as of September 30, 2000. This amount is included in "Non-cash investment gains and losses, net" in the accompanying statements of operations. Prior to September 30, 2000, unrealized losses from these investments had been recorded in "Accumulated other comprehensive loss."

NOTE 6 -- UNEARNED REVENUE AND RELATED PARTY TRANSACTIONS


    Unearned revenue is recorded for the fair value of services to be performed in future periods for Amazon Commerce Network (ACN) partners. ACN partners are companies with which the Company has entered into strategic relationships. These relationships have consisted of the Company entering into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site and other promotional services, such as advertising placements and customer referrals. The Company has also made minority investments in some of the companies with which it has entered into such agreements. The fair value of services provided by the Company to these partners is measured by the consideration paid to the Company by these ACN partners, and has consisted of cash, equity securities of ACN partners or a combination of the two. The Company holds equity securities of several of its ACN partners, some of which are accounted for under the equity method. Fair value of securities is generally determined at the date the agreement is consummated. For securities of ACN partners that are public companies, the Company generally determines fair value based on the quoted market price at the time the Company enters into the underlying agreement, and adjusts such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the investee, the Company determines the estimated fair value of the securities received. As required by EITF 00-8, to the extent that equity securities received or modified after March 16, 2000 are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value of the securities is determined as of the date the respective forfeiture or vesting provisions lapse.


    Revenue is recognized over the period in which the service for which consideration has been received is performed (generally one to three years). During the three months and nine months ended September 30, 2000, the Company recorded $49.6 million and $94.8 million, respectively, of revenue from ACN partners. For the three months ended September 30, 2000, ACN revenue recognized during the period consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $28.7 million of cash, $20.1 million of equity securities of public companies and $0.8 million of equity securities of private companies. For the nine months ended September 30, 2000, ACN revenue recognized during the period consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $36.6 million of cash, $53.7 million of equity securities of public companies and $4.5 million of equity securities of private companies.


    The Company accounts for several of its investments in ACN partners using the equity method. During the three months and nine months ended September 30, 2000, the Company recorded $69.1 million and $266.9 million of equity-method losses for investments in ACN partners.


    During the three months ended September 30, 2000, one of the Company's equity-method investees, living.com, Inc. (living.com) declared bankruptcy. In February 2000, the Company closed the purchase of shares of preferred stock of living.com for $10 million in cash in connection with a commercial agreement with living.com. The Company received additional living.com preferred stock with an estimated fair value of $21 million in consideration for services to be provided under the commercial agreement and recorded a total investment of $31 million and unearned revenue of $21 million. Through the date of living.com's bankruptcy, the Company had recorded $16.9 million of equity-method losses and had earned $0.9 million of revenue under the commercial agreement, resulting in an investment balance at the date of living.com's bankruptcy of $14.1 million (the difference between the $31 million initial total investment and the $16.9 million in equity-method losses) and an unearned revenue balance relating to the commercial agreement of $20.1 million (the difference between the initial $21 million unearned revenue balance and the $0.9 million of revenue recognized). As a result of the bankruptcy, the Company incurred a loss of $14.1 million, the amount of its remaining investment balance in living.com at the time of the bankruptcy. The Company also recorded a gain as a result of the termination of the commercial agreement in the amount of $20.1 million, the amount of the unearned revenue balance at the time of the bankruptcy. Both the gain and the loss are included in "Non-cash investment gains and losses" in the accompanying statement of operations.


NOTE 7 -- LONG-TERM DEBT

    On February 16, 2000, the Company completed an offering of E690,000,000 of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. The PEACS are convertible into the Company's common stock at an initial conversion price of E104.947 per share. Interest on the PEACS is payable annually in arrears in February of each year, commencing in February 2001. The PEACS are unsecured and are subordinated to all of the Company's existing and future senior indebtedness. The PEACS rank equally with the Company's outstanding 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The conversion price for the PEACS will be reset on February 16, 2001 and February 16, 2002, but in no event will the conversion price be reset lower than E84.883 per share. Subject to certain conditions, the PEACS may be redeemed at the Company's option on or after February 20, 2003, in whole or in part, at the redemption price of E1,000 per note, plus accrued and unpaid interest.

    In order to hedge a portion of the risk of exchange rate fluctuations between the US dollar and the Euro, in September 2000, the Company entered into a cross-currency swap agreement. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity E75 million in exchange for receiving at inception and paying at maturity $67.1 million. In addition, the Company agreed to receive in February of each year E26.8 million for interest payments on E390 million of the PEACS and, simultaneously, to pay $31.9 million. This agreement is cancelable, in whole or in part, at the Company's option at no cost on or after February 20, 2003 if the Company's underlying stock price (converted into Euros) is greater than or equal to the minimum conversion price of the PEACS. The Company accounts for these agreements as a hedge of the risk of exchange rate fluctuations. Currency gains and losses on the hedge agreements are recognized upon the recognition of the corresponding currency gains and losses on the hedged liabilities.

NOTE 8 -- STOCK-BASED COMPENSATION

    The following table shows the amounts of stock-based compensation, arising primarily from acquisitions accounted for under the purchase method, that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the statements of operations:


                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                            ---------------------------      ---------------------------
                                               2000             1999            2000              1999
                                            ----------       ----------      ----------       ----------
                                                  (IN THOUSANDS)                  (IN THOUSANDS)
Marketing, sales and fulfillment .....      $      193       $    2,595      $   (1,067)      $    2,772
Technology and content ...............           5,838            8,689          27,997           13,150
General and administrative ...........          (1,940)             505          (1,021)             647
                                            ----------       ----------      ----------       ----------
                                            $    4,091       $   11,789      $   25,909       $   16,569
                                            ==========       ==========      ==========       ==========


NOTE 9 -- ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss consists of the following:


                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                           2000                1999
                                                                                      -------------       -------------
                                                                                               (IN THOUSANDS)
                   Unrealized loss on Ashford.com, Inc. common stock ...........      $     (36,329)      $          --
                   Unrealized loss on Webvan common stock ......................            (14,989)                 --
                   Unrealized loss on Sotheby's Holdings, Inc. common stock ....            (10,563)             (5,437)
                   Unrealized gains (losses) on other marketable
                   securities, net .............................................             (3,984)              3,273
                   Foreign currency related gains, net .........................                228                 455
                                                                                      -------------       -------------
                                                                                      $     (65,637)      $      (1,709)
                                                                                      =============       =============


NOTE 10 -- ACQUISITION-RELATED AND OTHER EXPENSES

    Acquisition-related and other expenses include certain expenses incurred in connection with the acquisition of other companies, such as bonuses paid to employees of acquired companies and other miscellaneous acquisition-related expenses. Also included in this caption for the three months ended September 30, 2000 is $11.1 million related to the retirement of certain computer equipment and distribution center fixed assets to be disposed of. These retirements resulted from changes in certain fulfillment-related and customer service processes in preparation for the upcoming holiday season and from the Company's ongoing consolidation of office space in the Seattle, Washington area.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 12 -- SEGMENT INFORMATION

    Information on reportable segments and a reconciliation to net income is as follows:


                                                       US BOOKS,                             EARLY-STAGE
                                                       MUSIC AND                              BUSINESSES
                                                       DVD/VIDEO         INTERNATIONAL         AND OTHER         CONSOLIDATED
                                                       ----------        --------------       ----------        --------------
                                                                                    (IN THOUSANDS)
    THREE MONTHS ENDED SEPTEMBER 30, 2000:
      Net sales .................................      $   399,905       $       87,665       $   150,288       $      637,858
      Gross profit ..............................          108,746               18,882            39,651              167,279
      Segment profit (loss) .....................           24,688              (39,569)          (53,558)             (68,439)
      Other operating expenses ..................               --                   --                --              (95,076)
      Net interest expense and other ............               --                   --                --               (8,688)
      Equity in losses of equity-method
         investees, net .........................               --                   --                --              (68,321)
                                                                                                                --------------
      Net loss ..................................               --                   --                --       $     (240,524)
                                                                                                                ==============
    THREE MONTHS ENDED SEPTEMBER 30, 1999:
      Net sales .................................          301,307               39,682            14,788       $      355,777
      Gross profit (loss) .......................           64,100                8,995            (2,618)              70,477
      Segment loss ..............................             (109)             (18,138)          (60,951)             (79,198)
      Other operating expenses ..................               --                   --                --              (87,911)
      Net interest expense and other ............               --                   --                --               (6,612)
      Equity in losses of equity-method
         investees, net .........................               --                   --                --              (23,359)
                                                                                                                --------------
      Net loss ..................................               --                   --                --       $     (197,080)
                                                                                                                ==============
    NINE MONTHS ENDED SEPTEMBER 30, 2000:
      Net sales .................................        1,186,595              236,190           366,838       $    1,789,623
      Gross profit ..............................          278,463               51,205           101,809              431,477
      Segment profit (loss) .....................           32,319             (101,519)         (187,854)            (257,054)
      Other operating expenses ..................               --                   --                --             (284,730)
      Net interest expense and other ............               --                   --                --              (57,312)
      Equity in losses of equity-method
         investees, net .........................               --                   --                --             (267,037)
                                                                                                                --------------
      Net loss ..................................               --                   --                --       $     (866,133)
                                                                                                                ==============
    NINE MONTHS ENDED SEPTEMBER 30, 1999:
      Net sales .................................          848,422               96,746            18,629       $      963,797
      Gross profit (loss) .......................          185,046               20,728            (2,975)             202,799
      Segment loss ..............................          (14,373)             (48,425)         (114,224)            (177,022)
      Other operating expenses ..................               --                   --                --             (154,949)
      Net interest expense and other ............               --                   --                --              (27,908)
      Equity in losses of equity-method
         investees, net .........................               --                   --                --              (36,876)
                                                                                                                --------------
      Net loss ..................................               --                   --                --       $     (396,755)
                                                                                                                ==============

    Revenue and gross profit of $49.6 million and $28.0 million, respectively, were generated on ACN services for the three months ended September 30, 2000. Revenue and gross profit of $94.8 million and $72.1 million, respectively, were generated on ACN services for the nine months ended September 30, 2000. Such amounts are included within the results of the Early-Stage Businesses and Other segment. Although the ACN program formally commenced in the fourth quarter of 1999, the Company earned advertising-related revenues in the first three quarters of 1999. Revenue and gross profit generated from these advertising services for the three months ended September 30, 1999 were both $1.2 million. Revenue and gross profit generated from these services for the nine months ended September 30, 1999 were both $1.6 million.

    The measure of profit or loss used for each reportable segment is income
(loss) from operations before other operating expenses, including stock-based compensation, amortization of goodwill and other intangibles, acquisition-related and other costs, and non-cash investment gains and losses, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as forward-looking statements regarding expectations of future sales, pro forma operating profit and loss, cash balances, return on invested capital, the decrease in fulfillment costs as a percentage of sales, the sufficiency of our cash and marketable securities balances to meet our cash needs over the next twelve months, future profitability of the US Books, Music and DVD/video segment, positive cash flow from operations, gross margins and improvement in operating loss and sales, all of which are inherently difficult to predict. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. We generally use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations for a variety of reasons, including the rate of growth of the Internet and online commerce, the amount that we invest in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, the magnitude of losses arising from investments accounted for under the equity method, the degree to which we enter into ACN and other strategic transactions, fluctuations in the value of securities we receive in such transactions or from our investments in companies, risks of inventory management, and risks of distribution and fulfillment throughput and productivity. Other risks and uncertainties include our limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, risks associated with distribution center expansion, adverse consequences arising from system interruptions, risks associated with management of potential growth, risks related to auction and zShops services, risks related to fraud and Amazon Payments, and risks of new business areas, international expansion, business combinations, and strategic alliances. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business -- Additional Factors That May Affect Future Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.


OVERVIEW

    Amazon.com, Inc. is the world's leading online merchandiser. We have served over 25 million customer accounts in over 150 countries. We directly offer for sale millions of distinct items in categories such as books, music, DVDs, videos, toys and games, electronics, camera and photo, software, computer and video games, tools and hardware, lawn and patio products and kitchen products. Our customers can find and discover millions of new and used items and purchase them through a variety of methods, including directly from our retail store, through our zShops and Amazon Commerce Network merchants or by participating in auctions. In addition to our US Web site, we currently have three internationally focused Web sites located at www.amazon.co.uk, www.amazon.de and www.amazon.fr. We offer our customers a superior shopping experience by providing value through selection, convenience, ease of use, low prices, product information and an intense focus on customer service. We are a proven technology leader, having developed electronic commerce innovations such as 1-Click technology, personalized shopping services, easy-to-use search and browse features, secure payment protections and wireless access to our stores. We now operate ten distribution centers worldwide comprising approximately five million square feet of warehouse and distribution space, which allows us control over the distribution process and facilitates our ability to deliver merchandise to customers on a reliable and timely basis.

    Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in Delaware. Our principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997, and its common stock is listed on the Nasdaq National Market under the symbol "AMZN."

    As used herein, "Amazon.com," "Amazon," "we," "our," "us" and "the Company" includes Amazon.com, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

    Through our Amazon Commerce Network (ACN), we have entered into a number of strategic relationships with selected companies. These relationships have consisted of our entry into commercial agreements that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site and other promotional services, such as advertising placements and customer referrals. In exchange for the services we provide under these agreements, we receive cash, equity securities of these companies, or a combination of the two. In some cases, we have also made separate investments in an ACN partner by making a cash payment in exchange for equity securities of that partner. During the nine months ended September 30, 2000, we received cash from our ACN partners of $59.1 million and equity securities in our ACN partners with an estimated fair value of $106.8 million, net of cash paid by us, in return for services to be provided by us in the future, and recorded such amounts as unearned revenue. For equity securities of public companies, we generally determine fair value based on the quoted market price at the time we enter into the underlying commercial agreement, and adjust such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, we obtain and consider independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to us, such as our knowledge of the industry and knowledge of specific information about the investee, we determine the estimated fair value of the securities received.



    The fair value of these securities, less the net amount of cash paid by us, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with our ACN partners. To the extent that equity securities either increase or decrease in value subsequent to their initial measurement (and such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture were not modified after March 16, 2000, pursuant to Emerging Issues Task Force Issue No. 00-8), unearned revenue is not adjusted. During the three months ended September 30, 2000, we entered into amendments to restructure our agreements with some of our ACN partners. We have accepted lower future cash consideration, revisions to the related term of the underlying agreements, or both. Modifications to these agreements whereby we agreed to receive lower amounts of future consideration do not affect the recorded balance of unearned revenue. However, the amortization of unearned revenue will be affected. If a modification resulted in lower future payments to be received in future years, even if the term of the agreement is unchanged, any amount received as a prepayment under the agreement that we recorded as unearned revenue will represent compensation under the amended agreement for a longer period of time than under the original agreement. As such, the unearned revenue for consideration previously received will be amortized into revenue over a longer period of time.



    During the three months ended September 30, 2000, we entered into an agreement with Toysrus.com under which each company has agreed to assume responsibility for specific aspects of a co-branded toy and video games and baby products store. Toysrus.com will be responsible for merchandising and content for the co-branded store and will identify, buy, manage and bear the financial risk of inventory. We will handle site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in our U.S. distribution centers. We are compensated for services performed under the arrangement through a combination of a one-time upfront cash payment, quarterly fixed cash payments, per unit cash payments and a percentage of revenue generated from the co-branded store payable in cash. We will not record sales of Toysrus.com inventory for which we provide the services discussed above as our sales. Rather, revenues earned by us under the agreement will constitute revenues from ACN activities because such revenues are generated by our performance of services for Toysrus.com. In addition, we sold $19.6 million of certain related inventory to Toysrus.com at our cost, which did not exceed market, in connection with this arrangement. The revenue from that sale is included in revenue from ACN activities. Shipping revenue earned from customers by us associated with the shipment of products ordered from the co-branded store is not included in ACN revenue and is included with shipping revenue associated with the associated product lines. In connection with the agreement, we also received a warrant to purchase 5% of Toysrus.com, which expires December 31, 2004, and the right to nominate a member to the board of directors of Toysrus.com. The cash payments received from Toysrus.com, excluding those received for the sale of inventory, and an immaterial amount representing the estimated fair value of the warrant, have been recorded as unearned revenue. During the three months ended September 30, 2000, we received advance cash payments from Toysrus.com, in the amount of $19.5 million, which will be recognized as revenue over the term of the agreement and in the amount of $14.5 million, most of which will be recognized as revenue during the fourth quarter of 2000.


    Our ACN relationships, particularly those in which we receive securities in payment for our services, require reporting and disclosure that involve estimates to determine fair value, the recognition of revenue over time, and the ongoing accounting for our investments in our partners. Estimates of fair value are based on the use of independent third party appraisals when appropriate. We have received informal inquiries from the SEC staff with respect to accounting treatment and disclosures for some of our initial ACN transactions and have responded to those questions. We reviewed the accounting for the transactions with our auditors and the SEC staff, and we believe that the accounting treatment, and disclosures, were appropriate. We will continue to cooperate with the SEC staff if they have further questions.


    The ACN relationships discussed above have resulted in significant changes to several of our balance sheet items at September 30, 2000, as compared to December 31, 1999. During the nine months ended September 30, 2000, we recorded $267.0 million of equity-method losses, which have reduced our equity-method investment balance. Offsetting this reduction are new investments we have made since December 31, 1999. These investments involved cash payments by us of $45.9 million to purchase securities of ACN partners, and non-cash consideration we received from ACN partners consisting of their equity securities with an estimated fair value of $80.0 million, as well as increases arising from offerings of common stock by some of our investees (see the "Equity in Losses of Equity-Method Investees" section of "Results of Operations" below).

    Our "Other investments" balance has decreased from December 31, 1999 to September 30, 2000 primarily as a result of declines in the fair value of our investments in Ashford.com, Inc. and Nextcard, Inc. (Nextcard), two of our ACN partners. Additionally, investments with a fair value of $30.8 million as of September 30, 2000 were included in "Marketable securities" at September 30, 2000 that were previously included in "Other investments" as of December 31, 1999. "Other investments" includes investments in private companies and investments in public companies that we intend to hold for over one year from the balance sheet date. We reclassified some of our investments from "Other investments" to "Marketable securities" during the nine months ended September 30, 2000 because we no longer have the positive intent to hold such investments for one year from the balance sheet date.


    Our "Unearned revenue" has increased from $54.8 million at December 31, 1999 to $142.0 million at September 30, 2000 due to the receipt of consideration in the form of cash payments and equity securities from ACN partners in advance of services we have agreed to provide to them in the future. Offsetting these increases in unearned revenue, we have recognized $65.6 million of revenue during the nine months ended September 30, 2000 that was previously unearned, and have also recognized previously unearned revenue of $20.1 million associated with the termination of our commercial agreement with living.com (see "Non-Cash Investment Gains and Losses, net" section of "Results of Operations" below).

RESULTS OF OPERATIONS


                                        THREE MONTHS ENDED                              NINE MONTHS ENDED
                                           SEPTEMBER 30,                                    SEPTEMBER 30,
                                     ---------------------------                     ---------------------------
                                        2000            1999          % CHANGE           2000            1999         % CHANGE
                                     -----------     -----------     -----------     -----------     -----------     -----------
                                        (IN THOUSANDS, EXCEPT                           (IN THOUSANDS, EXCEPT
                                            GROSS MARGIN)                                    GROSS MARGIN)
Net sales ........................   $   637,858     $   355,777              79%    $ 1,789,623     $   963,797              86%
Gross profit .....................       167,279          70,477             137%        431,477         202,799             113%
Gross margin .....................          26.2%           19.8%             32%           24.1%           21.0%             15%
Marketing, sales and
   fulfillment ...................       138,342          86,842              59%        408,266         233,725              75%
Technology and content ...........        71,159          44,451              60%        199,535         102,002              96%
General and administrative .......        26,217          18,382              43%         80,730          44,094              83%
Stock-based compensation .........         4,091          11,789             (65)%        25,909          16,569              56%
Amortization of goodwill and
   other intangibles .............        79,194          74,343               7%        242,562         132,393              83%
Acquisition-related and other ....        11,791           1,779             563%         16,259           5,987             172%
Loss from operations .............      (163,515)       (167,109)             (2)%      (541,784)       (331,971)             63%
Interest income ..................         9,402          12,699             (26)%        29,842          36,479             (18)%
Interest expense .................       (33,809)        (21,470)             57%        (94,827)        (66,424)             43%
Other income (expense), net ......         3,353           2,159              55%         (4,693)          2,037              --
Non-cash investment gains and
  losses, net ....................        12,366              --              --          12,366              --              --
Equity in losses of
  equity-method Investees ........       (68,321)        (23,359)            192%       (267,037)        (36,876)            624%


Net Sales


    Net sales includes the selling price of products sold by us, less returns and promotional gift certificates, and also includes outbound shipping charges charged to our customers. Net product sales were $510.2 million and $301.3 million for the three months ended September 30, 2000 and 1999, and $1,468.5 million and $815.8 million for the nine months ended September 30, 2000 and 1999. Shipping revenue was $78.1 million and $53.3 million for the three months ended September 30, 2000 and 1999, and $226.3 million and $146.4 million for the nine months ended September 30, 2000 and 1999. Net sales also includes ACN revenues of $49.6 million and $94.8 million for the three months and nine months ended September 30, 2000. Although the ACN program formally commenced in the fourth quarter of 1999, we earned advertising revenues prior to the ACN program's existence during the first three quarters of 1999. These advertising revenues totaled $1.2 million and $1.6 million for the three months and nine months ended September 30, 1999. For the three months ended September 30, 2000, ACN revenue recognized during the period consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $28.7 million of cash, $20.1 million of equity securities of public companies and $0.8 million of equity securities of private companies. For the nine months ended September 30, 2000, ACN revenue recognized during the period consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $36.6 million of cash, $53.7 million of equity securities of public companies and $4.5 million of equity securities of private companies. A majority of the cash revenues recognized from the ACN program for the three months and nine months ended September 30, 2000, represents revenue associated with the sale of $19.6 million of inventory to Toysrus.com at our cost, which did not exceed market. Future ACN revenue will be affected by such factors as the health of our ACN partners, the ability to successfully renew agreements with ACN partners and the terms of such renewals, and the ability to successfully attract new ACN partners and the terms of any such agreements. Growth in net sales for the three months and nine months ended September 30, 2000, as compared to the comparable periods in 1999, is primarily related to an increase in units sold due to the growth of our customer base, repeat purchases from existing customers, the introduction of new product lines, a favorable mix of customer discounts in our various product lines and increased ACN and advertising-related revenues. Subsequent to September 30, 1999, we added the new product lines of software, computer and video games, tools and hardware, lawn and patio, and kitchen products. We expect that our net sales for the fourth quarter of 2000 will be between $950 million and $1.05 billion and that net sales for 2001 will be approximately $4 billion. Over the longer term, we expect to average a double-digit percentage share of the online retail market segment. However, any such projections are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results."


    At September 30, 2000, the number of customer accounts, which includes customer accounts for marketplace services but excludes customer accounts of our ACN partners, exceeded 25 million, compared with over 13 million at September 30, 1999.

    Sales to customers outside of the US, including export sales from our US website and sales from our internationally focused Web sites located at www.amazon.co.uk, www.amazon.de and www.amazon.fr, represented approximately 23% and 25% of net sales for the three months ended September 30, 2000 and 1999, and 23% and 24% for the nine months ended September 30, 2000 and 1999.

    Gross Profit


    Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers, as well as inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers. Cost of sales for ACN activities includes costs directly associated with the generation of ACN revenue. Such costs have generally consisted of employee costs associated with the creation of content for co-branded Web sites with our ACN partners. During the three months and nine months ended September 30, 2000, cost of sales for ACN activities also included the cost of product sold to Toysrus.com, and in the future will include costs to provide services under our agreement with Toysrus.com, such as costs to ship product sold through the co-branded store and other associated costs. For the three months and nine months ended September 30, 2000, gross profit increased in absolute dollars over the same periods in 1999, reflecting our increased sales volume. Gross margin increased for the three months and nine months ended September 30, 2000 compared to the same periods in 1999 due to several factors. First, we have improved our management of vendors and the terms we have with many of our vendors. This has been accomplished primarily through an increase in the amount of product purchased directly from publishers, labels and studios in our US Books, Music and DVD/video segment, as opposed to purchasing product from distributors, which often costs more than direct purchasing. Second, we have improved our inventory management practices, including improvements in inventory tracking, processing of returns of product to vendors, and geographical location of inventory within our distribution center network to minimize shipping costs. Third, we have seen a favorable mix of customer discounts in our various product lines. Finally, gross margin from ACN activities has generally been higher than gross margin associated with product sales and as ACN revenues increase, gross profit tends to increase at a faster pace. Gross margin from ACN activities was 56.1% (gross profit of $28.0 million) and 76.1% (gross profit of $72.1 million) for the three months and nine months ended September 30, 2000, compared to an overall gross margin for the same periods of 26.2% and 24.1%. Although the ACN program formally commenced in the fourth quarter of 1999, we recognized gross profit of $1.2 million and $1.6 million from advertising activities prior to the ACN program's existence, during the three months and nine months ended September 30, 1999. Although the decrease in ACN gross margin for the three months ended September 30, 2000, as compared to the nine months ended September 30, 2000, was due to the sale of inventory to Toysrus.com, we expect future ACN gross margins to be comparable to the gross margin for the three months ended September 30, 2000. As noted in the "Net Sales" section above, we sold the inventory to Toysrus.com at our cost, resulting in no gross profit. Excluding the effect of our ACN activities, gross margin would have been 23.7% during the three months ended September 30, 2000 and 21.2% during the nine months ended September 30, 2000, increases of 4.2% and 0.3% compared to the same periods in 1999.


    Gross profit from shipping, which represents shipping revenues less outbound shipping costs, was $15.6 million (6.9% of shipping revenues) for the nine months ended September 30, 2000, as compared to $16.5 million (11.3% of shipping revenues) for the nine months ended September 30, 1999. Gross profit from shipping for the three months ended September 30, 2000 was $8.2 million (10.5% of shipping revenues), as compared to $4.9 million (9.2% of shipping revenues) for the three months ended September 30, 1999. The increase in gross profit from shipping for the three months ended September 30, 2000, as compared to the comparable period in 1999, is primarily due to a decrease in split shipments and other improvements in logistics. The decrease in gross profit from shipping for the nine-month period ended September 30, 2000, as compared to the comparable period in 1999, is due to a gross loss from shipping in the first quarter of 2000 caused by increased split shipments.

    We intend to continue to expand our operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of our product and service offerings. Gross margins attributable to new business areas may be different from those associated with our existing business activities. To the extent such business areas become larger components of our sales, we would expect a corresponding impact on overall gross margin. We expect that gross margins for the fourth quarter of 2000 will be lower than for the three months ended September 30, 2000, due to seasonal factors such as increased split shipments, long-zone shipments and complimentary delivery upgrades to ensure delivery for the holiday season, and increased promotional activity. However, we expect that gross margins for the fourth quarter of 2000 will be higher than for the fourth quarter of 1999. Any such projections are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results."


Marketing, Sales and Fulfillment


    Marketing, sales and fulfillment expenses consist of advertising, promotional and public relations expenditures, credit card fees and payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. Fulfillment costs represent costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers), and credit card fees. Fulfillment costs amounted to $96.4 million and $53.7 million for the three months ended September 30, 2000 and 1999, and $283.5 million and $130.2 million for the nine months ended September 30, 2000 and 1999. Advertising, promotional and public relations costs totaled $41.9 million and $33.1 million for the three months ended September 30, 2000 and 1999, and $124.8 million and $103.5 million for the nine months ended September 30, 2000 and 1999. Marketing, sales and fulfillment expenses increased primarily due to increased payroll and related costs associated with fulfilling customer demand and increased credit card fees resulting from higher sales. Marketing, sales and fulfillment expenses decreased as a percentage of net sales for the three months ended September 30, 2000, as compared to the same period in 1999, from 24.4% of net sales in 1999 to 21.7% of net sales in 2000, primarily due to a decrease in marketing expenses as a percentage of net sales. Marketing, sales and fulfillment expenses also decreased as a percentage of net sales for the nine-month period ended September 30, 2000 as compared to the same period in 1999, from 24.3% of net sales in 1999 to 22.8% of net sales in 2000, primarily due to a decrease in marketing expenses as a percentage of net sales. Due to the expansion of the distribution center network, which was completed in 1999, we have incurred higher fulfillment expenses as a percentage of net sales for the nine months ended September 30, 2000 compared to the comparable period of 1999. However, the decrease in marketing expenses as a percentage of net sales outweighed this fulfillment expense increase, resulting in a decrease in marketing, sales and fulfillment expenses as a percentage of net sales overall. We expect that fulfillment costs will be in the low teens as a percentage of net sales in the fourth quarter of 2000. However, due to risks related to seasonality, inventory management and other factors, fulfillment costs may not decline as a percentage of net sales. See "Additional Factors That May Affect Future Results."


    In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We already classify shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. We classify inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. We classify costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) and credit card fees as marketing, sales and fulfillment expenses.

Technology and Content

    Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses increased in absolute dollars from 1999 to 2000 due to continued development of content for new product launches on the US and internationally focused Web sites, the launch of the www.amazon.fr Web site, and increases in infrastructure expenses, including expenses associated with opening a second data center to house our technology equipment in 2000. Technology and content expenses were 11.2% of net sales for the three months ended September 30, 2000, as compared to 12.5% of net sales for the comparable period in 1999. This decrease in technology and content expenses as a percentage of net sales is primarily due to less activity related to new product launches during the three months ended September 30, 2000 than in the comparable period of 1999. For the nine months ended September 30, technology and content expenses as a percentage of net sales increased from 10.6% in 1999 to 11.1% in 2000. This increase is primarily due to expenses associated with the development of content for the www.amazon.fr Web site and preparations associated with, and the opening of, a second data center for our technology equipment. Technology and content costs are generally expensed as incurred, except for costs incurred during the application and infrastructure development stage of internal-use software, including those related to our Web sites, that are capitalized and depreciated over estimated useful lives (generally two years). We believe that continued investment in technology and content is critical to attaining our strategic objectives. In addition to ongoing investments in our Web stores and infrastructure, we intend to increase investments in products, services and international expansion. As a result, we expect technology and content expenses to continue to increase in absolute dollars.

General and Administrative

    General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and legal and other professional fees. As a percentage of net sales, general and administrative expenses were 5.2% and 4.6% for the three months and nine months ended September 30, 1999, decreasing to 4.1% and 4.5% for the three months and nine months ended September 30, 2000. These decreases are primarily due to the fixed nature of many of these costs being applied to a larger base of net sales for the periods in 2000 as compared to the comparable periods of 1999.

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

Amortization of Goodwill and Other Intangibles

    Increases in amortization of goodwill and other intangibles for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 primarily resulted from the 1999 acquisitions of e-Niche Incorporated (Exchange.com), Alexa Internet, Accept.com Financial Services Corporation, LiveBid.com, Inc., the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib of the North) and Back to Basics Toys, Inc. and other acquisitions. We may continue to expand our business through acquisitions, which would cause amortization of goodwill and other intangibles to increase.

Acquisition-Related and Other

    Acquisition-related and other expenses include certain expenses incurred in connection with the acquisition of other companies, such as bonuses paid to employees of acquired companies and other miscellaneous acquisition-related expenses. Also included in this caption for the three months ended September 30, 2000 is $11.1 million related to the retirement of certain computer equipment and distribution center fixed assets to be disposed of. These retirements resulted from changes in certain fulfillment-related and customer service processes in preparation for the upcoming holiday season and from our ongoing consolidation of office space in the Seattle, Washington area.

Loss from Operations

    Our loss from operations decreased by 2% for the three months ended September 30, 2000, as compared to the same period in 1999, due to increased gross profit, which was partially offset by increases in marketing, sales and fulfillment, technology and content, general and administrative expenses and amortization of goodwill and other intangibles. For the nine-month period ended September 30, 2000, the loss from operations increased by 63% compared to the same period in 1999. For this period, the increases in the expense categories listed above exceeded the increase in gross profit.

Interest Income and Expense

    Interest income decreased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 due to a lower average balance of cash equivalents and marketable securities in 2000. Interest expense increased due to the February 2000 issuance of E690,000,000 of PEACS.

Other Income (Expense), Net

    Other income (expense), net primarily consists of net realized gains and losses on sales of marketable securities and net foreign exchange transaction gains and losses. Other income, net increased for the three months ended September 30, 2000, as compared to the same period in 1999, due to higher net realized gains on sales of marketable securities. For the nine months ended September 30, 2000, we incurred higher foreign exchange transaction losses, as compared to 1999, commensurate with an increase in foreign exchange transactions, resulting in other expense, net of $4.7 million in 2000 as compared to other income, net of $2.0 million in 1999.

Non-Cash Investment Gains and Losses, Net

    Non-cash investment gains and losses, net for the three months and nine months ended September 30, 2000 includes net realized gains and losses on investments described below during the three months ended September 30, 2000. We had no comparable gains or losses on non-cash investments during the same periods in 1999. We recorded a gain of $40.2 million upon the September 2000 acquisition of one of our equity-method investees, HomeGrocer, by Webvan Group, Inc. (Webvan), representing the difference between our book value in the common stock in HomeGrocer we held prior to the acquisition and the fair value of the Webvan common stock we received upon closing of the transaction. Substantially all of our investment in Webvan is now included in marketable securities. We have recorded a net unrealized loss of $15.0 million as of September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 115, representing the decline in the market value of the Webvan stock following the close of the transaction. This unrealized loss is included in accumulated other comprehensive loss.


    In February 2000, we closed the purchase of shares of preferred stock in living.com for $10 million in cash in connection with a commercial agreement with living.com. We received additional living.com preferred stock in consideration for services to be provided under the commercial agreement, as well as the right to nominate a member of the Board of Directors of living.com, a right we never exercised. The balance sheet included with our press release for the three months ended March 31, 2000 recorded the value of our equity securities from living.com at approximately $93 million, and unearned revenue of approximately $83 million based on an initial independent third party valuation. After issuing our earnings release but prior to publishing our financial statements in our Quarterly Report on Form 10-Q filing for the three months ended March 31, 2000, and after learning of the pricing in a subsequent private equity offering by living.com, we requested additional valuation work by the independent third party which considered that pricing as well as revised and updated forecasts from living.com management and other relevant information. Our financial statements for the three months ended March 31, 2000, published in our Quarterly Report on Form 10-Q, reflected our estimate of fair value of our investment in living.com at $31 million and unearned revenue at $21 million. No revenue was recognized from our commercial arrangement with living.com until after the launch of the "Home living tab" on our Web site in May 2000. Through the date of living.com's bankruptcy, we had recorded $16.9 million of equity-method losses and had earned $0.9 million of revenue under the commercial agreement, resulting in an investment balance at the date of living.com's bankruptcy of $14.1 million (the difference between the $31 million initial total investment and the $16.9 million in equity-method losses) and an unearned revenue balance relating to the commercial agreement of $20.1 million (the difference between the initial $21 million unearned revenue balance and the $0.9 million of revenue recognized). As a result of the bankruptcy, we incurred a loss of $14.1 million, the amount of our remaining investment balance in living.com at the time of the bankruptcy. We also recorded a gain as a result of the termination of the commercial agreement in the amount of $20.1 million, the amount of the unearned revenue balance at the time of the bankruptcy.


    During the three months ended September 30, 2000, we determined that the declines in value from our accounting basis for two of our other investments were other than temporary. We recognized non-cash losses totaling $33.8 million to record our investments in Audible, Inc. and Nextcard at their current fair values as of September 30, 2000. This amount is included in "Non-cash investment gains and losses, net" in our statements of operations. In addition, at September 30, 2000, "accumulated other comprehensive loss" on our balance sheet includes approximately $66 million in unrealized losses on investments in public companies. See Note 9 to the financial statements. We periodically evaluate whether the declines in fair value of these investments are other than temporary. This evaluation consists of a review by members of senior management in finance, treasury, corporate development and our ACN group. For investments with publicly quoted market prices, we compare the market price to our accounting basis and, if the quoted market price is less than our accounting basis for an extended period of time, we then consider additional factors to determine whether the decline in fair value is other than temporary, such as the financial condition, results of operations and operating trends for the company. We also review publicly available information regarding the investee companies, including reports from investment analysts. We also evaluate whether: 1) we have both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions, such as conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We require our private investees to deliver annual, quarterly and monthly financial statements to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below our accounting basis.

Equity in Losses of Equity-Method Investees, Net

    Equity in losses of equity-method investees, net represents our net share of income and losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. The increase in the amounts recorded for equity in losses of equity-method investees, net for the three months and nine months ended September 30, 2000, as compared to the comparable periods in 1999, is due to a substantial increase in the number of investments that are accounted for under the equity method, as well as increased net losses of the investees. As of September 30, 1999, we had four equity-method investments, compared to nine equity-method investments as of September 30, 2000. We may make additional investments in the future that will be accounted for under the equity method of accounting. Most of the companies in which we have invested to date are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record significant losses on our equity-method investments for the foreseeable future.

    Two of our equity-method investees, HomeGrocer and Pets.com, Inc., completed the initial public offerings of their common stock during the nine months ended September 30, 2000. Additionally, another of our equity-method investees, drugstore.com, inc., completed secondary offerings of its common stock during the nine months ended September 30, 2000. In connection with these sales of common stock by our investees, we recorded the related unrealized gains as contributions to additional paid-in capital in a total amount of $77.8 million during the nine months ended September 30, 2000, representing the difference between the fair value and the carrying value of the portion of our investments that have been deemed to have been sold by the investees.

    In September 2000, Webvan completed its acquisition of all of the outstanding common stock of HomeGrocer. We accounted for our investment in HomeGrocer under the equity method but do not account for our investment in Webvan under the equity method as we do not have the ability to exercise significant influence over Webvan.

Pro Forma Results of Operations

    Pro forma information regarding our results, which excludes amortization of goodwill and other intangibles; stock-based compensation; equity in losses of equity-method investees, net; acquisition-related and other costs; and non-cash investment gains and losses, net, is as follows:



                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                -------------------------       -------------------------
                                                  2000            1999            2000            1999
                                                ---------       ---------       ---------       ---------
                                                  (IN THOUSANDS, EXCEPT           (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)                 PER SHARE DATA)

Pro forma loss from operations ...........      $ (68,439)      $ (79,198)      $(257,054)      $(177,022)
Pro forma net loss .......................      $ (89,493)      $ (85,810)      $(326,732)      $(204,930)
Pro forma basic and diluted loss per
 share ...................................      $   (0.25)      $   (0.26)      $   (0.94)      $   (0.63)
Shares used in computation of pro forma
basic and diluted loss per share .........        353,954         332,488         349,258         323,064

    Presentation of pro forma results from operations on the face of the financial statements is not in conformity with generally accepted accounting principles. We are providing pro forma results of operations for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

    We expect that our pro forma loss from operations will continue to decline as a percentage of net sales, to between 5% and 8% of net sales for the fourth quarter of 2000 and to less than 5% for the full year in 2001. We also expect that our US Books, Music and DVD/video segment will generate income on a pro forma operating basis for the full year in 2000. Over the longer term, we expect pro forma operating profit to average in the low double-digits as a percentage of net sales and expect our return on invested capital to average in the low triple-digits. However, any such projections are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results."


FINANCIAL CONDITION


    At September 30, 2000, our balance of cash and cash equivalents and marketable securities was $900 million, compared to $706.2 million at December 31, 1999. Cash and cash equivalents increased from $133.3 million at December 31, 1999 to $647.0 million at September 30, 2000 primarily as a result of the proceeds from the issuance of E690,000,000 of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS. Marketable securities decreased from $572.9 million at December 31, 1999 to $253.0 million at September 30, 2000 as marketable securities were liquidated during the period to fund our operating cash outflow for the period. Marketable securities as of September 30, 2000 includes $97.9 million (substantially consisting of our investment in Webvan common stock and Sotheby's Holdings, Inc. common stock). Our investment in HomeGrocer, which was exchanged for our investment in Webvan, was previously included in "Investments in equity-method investees." The investment in Sotheby's Holdings, Inc. was previously included in "Other investments."


    Net cash used in operating activities was $378.1 million and $122.4 million for the nine months ended September 30, 2000 and 1999. Our net operating cash use for both periods was primarily a result of our operating loss, exclusive of certain non-cash expenses resulting from depreciation and amortization, equity in losses of equity-method investees, net and amortization of goodwill and other intangibles. For further information regarding our operating cash flows, see the Statements of Cash Flows included in our unaudited interim financial statements.


    Net cash provided by (used in) investing activities was $266.9 million and $(953.6) million for the nine months ended September 30, 2000 and 1999, and consisted of net purchases and sales of marketable securities, purchases of fixed assets and cash paid for equity investments. In 2000, net cash was provided by investing activities as marketable securities were sold and invested in a cash-equivalent Euro-denominated money market fund. In 1999, net cash was used by investing activities as proceeds from the offering of $1.25 billion of 4 3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes") were used to purchase marketable securities. Cash available for investment purposes increased substantially in both 2000 and 1999 as a result of the issuances of the PEACS and the Convertible Notes.


    Net cash provided by financing activities of $692.1 million and $1.1 billion for the nine months ended September 30, 2000 and 1999, was primarily a result of the issuances of the PEACS in 2000 and the Convertible Notes in 1999.

    The effect of exchange rate changes on cash and cash equivalents for the nine-month period ended September 30, 2000 was a decrease of $67.2 million, representing a decrease in the US dollar equivalent of our investment in a Euro-denominated money market fund. The decrease in the US dollar equivalent of this money market fund approximates the decrease in the US dollar equivalent of our PEACS, which are also denominated in Euros.


    For the three months ended September 30, 2000 and 1999, net cash used by operating activities was $3.7 million and $75.6 million, respectively. Our net operating cash use for both periods was primarily a result of our operating loss, exclusive of non-cash expenses resulting from depreciation and amortization, equity in losses of equity-method investees, net and amortization of goodwill and other intangibles. Partially offsetting these items for the three months ended September 30, 2000 is amortization of previously unearned revenue totaling $26.9 million. During the three months ended September 30, 2000, we received $57.5 million of cash payments from ACN partners in advance of services we have agreed to provide to them in the future. Many of our ACN partners are obligated to make additional cash payments to us under our agreements with them as we perform services. As part of our business strategy, we may also enter into additional ACN agreements under which the parties to those agreements are obligated to make payments in the form of cash or, in some cases, their securities, in advance of our performance of services for them or as we perform those services. Net cash provided (used) in investing activities for the three months ended September 30, 2000 and 1999 was $(20.0) million and $19.7 million, respectively, and consisted of net sales of marketable securities, offset by purchases of fixed assets and investments made in equity-method investees and other investments. Net cash provided by financing activities for these periods was $1.3 million and $23.5 million, respectively, and consisted of proceeds from stock option exercises, offset by net borrowings and repayments of long-term debt. The effect of exchange rate changes on cash and cash equivalents resulted in a reduction in cash and cash equivalents, amounting to $50.9 million for the three months ended September 30, 2000, as a result of a decrease in the US dollar equivalent of our investment in a Euro-denominated money market fund. This decrease approximates the decrease in the US dollar equivalent of our PEACS, which are also denominated in Euros.


    As of September 30, 2000, our principal commitments consisted of obligations outstanding under the PEACS, Convertible Notes, 10% Senior Discount Notes due May 2008 (the "Senior Discount Notes") and leases of property and equipment. We believe that current cash and marketable securities balances will be sufficient to meet our anticipated cash needs for at least the next 12 months and that we will generate positive cash flow from operations in the fourth quarter of fiscal 2000. We also expect that we will have over $1 billion in cash and cash equivalents and marketable securities as of December 31, 2000 and approximately $700 million as of March 31, 2001. In addition, we expect to generate positive cash flow from operations for the nine months ended December 31, 2001. However, these projections are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results." We may seek to sell additional equity or debt securities or to obtain a line of credit at such times as we deem appropriate. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional interest expense. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed in the "Overview" and "Financial Condition" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect our future results:

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

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES


    We have incurred significant losses since we began doing business. As of September 30, 2000, we had an accumulated deficit of $1.75 billion and our stockholders' equity was a deficit of $487.2 million. While we expect to generate income on a pro forma operating basis in our US Books, Music and DVD/video segment for the full year in 2000, we are incurring substantial operating losses and will continue to incur such losses for the foreseeable future. These losses may be significantly higher than our current losses. To succeed, we must invest heavily in marketing and promotion and in developing our product offerings and technology and operating infrastructure. Today's tight labor market and the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results and/or reduce the percentage ownership of our existing stockholders. In addition, the expenses associated with our past and future acquisitions and investments and interest expense related to our outstanding debt securities will adversely affect our operating results. Our aggressive pricing programs have resulted in relatively low gross margins. Our historical revenue growth rates are not sustainable and our percentage growth rate will decrease in the future.


OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD AFFECT OUR BUSINESS

    We have significant indebtedness. As of September 30, 2000, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.1 billion. We may incur substantial additional debt in the future. Our indebtedness could:

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

    -   adverse changes in general economic conditions,

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

    Both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book, music, DVD/video, toys and games, electronics, computer and video games, and tools and hardware industries usually increase significantly in the fourth calendar quarter of each year. The fourth quarter seasonal impact may be even more pronounced in our toys and games, electronics and computer and video games businesses.

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

WE COULD LOSE SUBSTANTIAL MARKET SHARE IF WE DO NOT KEEP UP WITH THE INTENSE COMPETITION IN THE ONLINE COMMERCE MARKET

    The online commerce market is new, rapidly evolving and intensely competitive. In addition, the market segments in which we participate are intensely competitive. Our current or potential competitors include:

    -   online vendors of products in market segments in which we participate,

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

    Because we expect a disproportionate amount of our net sales to be realized during the holiday season in the fourth quarter of our fiscal year, we face significant risks in the fourth quarter. We may fail to accurately predict the optimal inventory levels at our distribution centers for the fourth quarter. If we do not stock popular products in sufficient amounts during the fourth quarter and fail to meet customer demand, it could significantly impact our revenue and our future growth. If we overstock products, we may be required to take significant inventory mark-downs or write-offs, which could reduce gross margins. In the fourth quarter of 1999, we incurred inventory-related charges, which significantly decreased our gross margins. A failure to optimize inventory at our distribution centers will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services, and may also harm our brand. In addition, we may be unable to adequately staff our distribution and customer service centers during these peak periods. Finally, our newer automated distribution centers may fail to operate properly, which would interfere with our ability to meet customer demand.

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

    Customer access to our Web sites directly affects the volume of goods we sell and thus affects our revenues. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. These interruptions will continue. We need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume and to fully integrate our systems. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Web sites and, therefore, the integration and timing of these upgrades are uncertain. In addition, our inventory management systems are not fully integrated with our financial reporting systems, and manual effort may be necessary to reconcile our inventory and other financial accounts.

    We maintain substantially all of our computer and communications hardware at two leased facilities on the East and West Coast. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have backup systems or a formal disaster recovery plan, and we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could significantly diminish our reputation and brand name and prevent us from providing services and accepting and fulfilling customer orders.

OUR PLANNED GROWTH WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES

    We have rapidly and significantly expanded our operations and may expand our operations further to address potential growth of our product and service offerings and customer base. The management of our operations will continue to place a significant strain on our management, operational and financial resources. We need to continue to successfully execute any further expansion of our distribution centers and customer service centers and continue to improve our transaction-processing and operational and financial systems, procedures and controls. We also need to expand, train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit market opportunities, which may limit our growth.

WE FACE SIGNIFICANT INVENTORY RISK ARISING OUT OF CHANGES IN CONSUMER DEMAND AND PRODUCT CYCLES. WE FACE ADDITIONAL INVENTORY RISKS BECAUSE OUR INVENTORY MANAGEMENT SYSTEMS ARE NOT WELL INTEGRATED DUE TO THE MANUAL NATURE OF SOME OF OUR OPERATIONAL PROCESSES

    We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. These issues are particularly pronounced with respect to our inventory of products that are based on current trends. A failure to optimize inventory will harm our shipping margins by requiring us to make partial shipments from one or more locations. As a result of our agreement with Toysrus.com, Toysrus.com will be responsible for merchandising and content for the co-branded toy and video games and baby products store, and will identify, buy, manage and bear the financial risk of inventory. As a result, if Toysrus.com fails to forecast product demand or optimize inventory, we would receive reduced revenues under the agreement and our business and our brand name could be harmed.

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

    Any one of the factors set forth above may require us to mark down or write off inventory. Substantial inventory mark-downs or write-offs will decrease gross margins. In the fourth quarter of 1999, for example, we incurred inventory-related charges that significantly decreased our gross margins.

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

IF WE DO NOT SUCCESSFULLY EXPAND AND OPERATE OUR DISTRIBUTION CENTERS, OUR BUSINESS COULD BE HARMED

    If we do not successfully expand capacity or our distribution centers fail to operate properly, it could significantly limit our ability to meet customer demand. During the fiscal year ended December 31, 1999, we added distribution centers in Nevada, Georgia, Kentucky, Kansas, North Dakota, Germany and the UK and in 2000 we have added a distribution center in France. Most of these distribution centers are highly automated, and we have had limited experience with automated distribution centers. The two distribution centers we operated prior to 1999, in Washington and Delaware, are manually operated. We are not experienced in coordinating and managing distribution operations in geographically distant locations. Because it is difficult to predict sales increases, we may over-expand our facilities, which may result in excess inventory, warehousing, fulfillment and distribution capacity. We need to retain flexibility within our distribution and logistics network, including the ability to manage the operational challenges of shipping non-uniform and heavy products as part of the fulfillment of toys and games, electronics, tools and hardware, lawn and patio, kitchen and other product orders.

WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO EXPAND INTO INTERNATIONAL MARKETS

    We plan to expand rapidly our presence in international markets. We have relatively little experience in purchasing, marketing and distributing products or services for these markets and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in our efforts in these countries. Our revenues from international markets may not offset the expense of establishing and maintaining the related operations and therefore these operations may never be profitable.

    Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

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

OUR AMAZON COMMERCE NETWORK SUBJECTS US TO A NUMBER OF RISKS

    In the fall of 1999, we began our Amazon Commerce Network (ACN) program, in which we entered into agreements with selected companies that involve the sale of products and services by these companies on co-branded sections of the Amazon Web site and other promotional services, such as advertising placements and customer referrals. In exchange for the services we provide under these agreements, we receive cash, equity securities of these companies, or a combination of the two. In some cases, we have also made separate investments in an ACN partner by making a cash payment in exchange for equity securities of that partner. As part of this program, we may in the future enter into additional agreements with existing ACN partners or new ones and may also make additional investments.

    We hold several investments in third parties that are accounted for using the equity method, primarily investments in our ACN partners. Under the equity method, we are required to record our equity percentage of the income or losses of these companies as income or losses for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. At September 30, 2000, we accounted for our investments in seven ACN partners under the equity method, two of which are public companies and five of which are private companies. The public companies are drugstore.com and Pets.com. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may not be successful. While the future losses we will record under the equity method are limited to our investment balance, we expect to record additional equity method losses in the future. Our investments in equity securities not accounted for under the equity method are included in "Marketable securities" and "Other investments" on our balance sheet. Most of these equity method investments are in ACN partners.


    We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the three months ended September 30, 2000, we determined that the declines in value of two of our investments in our ACN partners were other than temporary, and we recognized losses totaling $33.8 million to record these investments at their current fair value as of September 30, 2000. Another of our ACN partners in which we also had an investment, living.com, declared bankruptcy during the three months ended September 30, 2000. In February 2000, we closed the purchase of shares of preferred stock in living.com for $10 million in connection with a commercial agreement with living.com. We received additional living.com preferred stock with an estimated fair value of $21 million in consideration for services to be provided under the commercial agreement, and recorded a total investment of $31 million and unearned revenue of $21 million. Through the date of living.com's bankruptcy, we had recorded $16.9 million of equity-method losses and had earned $0.9 million of revenue under the commercial agreement, resulting in an investment balance at the date of living.com's bankruptcy of $14.1 million (the difference between the $31 million initial total investment and the $16.9 million in equity-method losses) and an unearned revenue balance relating to the commercial agreement of $20.1 million (the difference between the initial $21 million unearned revenue balance and the $0.9 million of revenue recognized). As a result of the bankruptcy, we incurred a loss of $14.1 million, the amount of our remaining investment balance in living.com at the time of the bankruptcy. We also recorded a gain as a result of the termination of the commercial agreement in the amount of $20.1 million, the amount of the unearned revenue balance at the time of the bankruptcy.




    We also had unrealized losses of $65.9 million on available-for-sale securities included in accumulated other comprehensive loss as of September 30, 2000 and have recorded $267.0 million of equity-method losses for the nine months ended September 30, 2000. In recent months, companies in the Internet and e-commerce industries have experienced difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. In addition, if our ACN partners experience such difficulties, we may not receive the consideration owed to us and the value of our investment may become worthless. As agreements with ACN partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.



    During the three months ended September 30, 2000, we entered into amendments to restructure our agreements with certain ACN partners. We have accepted lower future consideration, revisions to the term of the underlying agreements, or both. Modifications to these agreements whereby we agreed to receive lower amounts of future consideration do not affect the recorded balance of unearned revenue. However, the amortization of unearned revenue will be affected. If a modification resulted in lower future payments to be received in future years, even if the term of the agreement is unchanged, any amount received as a prepayment under the agreement that we recorded as unearned revenue will represent compensation under the amended agreement for a longer period of time than under the original agreement. As such, the unearned revenue for consideration previously received will be amortized into revenue over a longer period of time.


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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL

    As we enter new lines of business, we may sell products, such as toys, tools, hardware, and kitchen products, that increase our exposure to product liability claims relating to personal injury, death or property damage caused by such products, and that may require us to take actions such as product recalls. Our ACN partners also may sell products that may indirectly increase our exposure to product liability claims. We maintain liability insurance, but we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, if at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

WE RELY ON A SMALL NUMBER OF SUPPLIERS; OUR BUSINESS WOULD BE HARMED IF OUR CURRENT SUPPLIERS STOP SELLING MERCHANDISE TO US ON ACCEPTABLE TERMS

    Although we have recently continued to increase our direct purchasing from manufacturers, approximately 17% of all of our purchases and 30% of our book, music, DVD and video titles, during the three months ended September 30, 2000 were from three major vendors, Ingram Book Group, Baker & Taylor, Inc. and Valley Media, Inc., from which we purchase book, music, DVD and video titles. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. We may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN APPROPRIATE DOMAIN NAMES

    We hold rights to various Web domain names, including "Amazon.com," "Amazon.co.uk," "Amazon.de," "Amazon.fr" and "zShops.com." Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

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

    In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. In addition, we collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and that are shipped into European Union member countries. Our new distribution center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in electronic commerce as we do. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

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

OUR STOCK PRICE IS HIGHLY VOLATILE

    The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended September 30, 2000, the reported sale price of our common stock on the NASDAQ National Market was as high as $113.00 and as low as $27.88 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

    - changes in the valuation of, or performance by, other online commerce companies, and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    We are exposed to market risk for the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments. We have not utilized derivative financial instruments in our investment portfolio.

    Interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our marketable securities are designated as available for sale and accordingly are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.


    Foreign currency exchange rate risk. Revenues from our foreign subsidiaries accounted for 14% of total revenues for the three months and nine months ended September 30, 2000. Sales made by our foreign subsidiaries are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign currency exchange rate fluctuations as the financial results of foreign subsidiaries are translated into US dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign currency exchange rate fluctuations in the three months ended September 30, 2000 was not material. At September 30, 2000, we were also exposed to foreign currency risk related to the euro-denominated PEACS, which have an outstanding principal balance of E690 million and expose us to risks of fluctuations in the Euro/US dollar exchange rate. At September 30, 2000, we held E620.0 million ($545.0 million) in Euro-denominated cash and marketable securities, which provide partially offsetting changes in exchange rate fluctuations. In order to hedge a portion of the risk of exchange rate fluctuations between the US dollar and the Euro, in September 2000, we entered into a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity E75 million in exchange for receiving at inception and paying at maturity $67.1 million. In addition, we agreed to receive in February of each year E26.8 million for interest payments on E390 million of the PEACS and, simultaneously, to pay $31.9 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003, if our underlying stock price (converted into Euros) is greater than or equal to the minimum conversion price of the PEACS. We account for these agreements as a hedge of the risk of exchange rate fluctuations. Currency gains and losses on the hedge agreements are recognized upon the recognition of the corresponding currency gains and losses on the hedged liabilities. Additionally, because the conversion option in the PEACS is denominated in euros, changes in the Euro/US dollar exchange rate may affect the future conversion of the debt.

    Investment risk. We invest in both private and public companies, including our ACN partners, primarily for strategic purposes. We have also received securities from some of our ACN partners in exchange for services provided by us to those partners. These investments are accounted for under the equity method if they give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other than temporary. As of September 30, 2000, we had equity-method investments of $91.1 million, investments recorded at cost of $41.2 million, and available-for-sale equity securities at fair value totaling $130.0 million ($97.9 million of which was included in marketable securities and $32.1 million of which was included in other investments). All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against us and our wholly owned subsidiary, Alexa Internet. The complaints, which have been consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet's tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory and punitive damages, as well as restitution, on behalf of all users of Alexa Internet's Web navigation service, as well as injunctive relief prohibiting Alexa Internet from tracking and storing such information or disclosing it to third parties. Although we dispute the allegations of wrongdoing in these complaints, there can be no assurance that we will prevail in these lawsuits.

    In addition, the Federal Trade Commission has requested information and documents regarding Alexa Internet's practices and has opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether we have engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa. We are cooperating voluntarily with the Commission's investigation.

    Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations or cash flows in a particular period.

    From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits



      EXHIBIT
       NUMBER         TITLE
       ------         -----
        3.1           Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
                      Quarterly Period ended March 31, 2000)
        3.2           Restated Bylaws of the Company (incorporated by reference to the Company's
                      Current Report on Form 8-K dated February 28, 2000)
       12.1           Computation of Ratio of Earnings to Fixed Charges
       27.1           Financial Data Schedule
       99.1           Press Release Dated October 24, 2000 Announcing the
                      Company's Third Quarter Financial Results


----------

    (b) Reports on Form 8-K

    On July 28, 2000, the Company filed a Form 8-K under Item 5 announcing the Company's financial results for the second quarter of 2000 and announcing the resignation of the Company's President and COO, Joseph Galli.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMAZON.COM, INC. (Registrant)

DATED: October 27, 2000

                                             By:  /s/ MARK S. PEEK
                                                --------------------------------
                                                Mark S. Peek
                                                Chief Accounting Officer and
                                                Vice President, Finance

                                  EXHIBIT INDEX


      EXHIBIT
       NUMBER         TITLE
       ------         -----
        3.1           Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)
        3.2           Restated Bylaws of the Company (incorporated by reference
                      to the Company's Current Report on Form 8-K dated
                      February 28, 2000)
       12.1           Computation of Ratio of Earnings to Fixed Charges
       27.1           Financial Data Schedule
       99.1           Press Release Dated October 24, 2000 Announcing the
                      Company's Third Quarter Financial Results