Form 10-K405
period 2000-12-31
AMAZON COM INC
filed 2001-03-23
CIK 1018724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________.

                         Commission File No. 000-22513

                                AMAZON.COM, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                       91-1646860
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
                or organization)

                                 P.O. Box 81226
                         Seattle, Washington 98108-1226
                                 (206) 266-1000
 (Address, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   Aggregate market value of voting stock held by non-
    affiliates of the registrant as of February 28, 2001......  $2,540,000,000
   Number of shares of common stock outstanding as of February
    28, 2001..................................................     358,555,061

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMAZON.COM, INC.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                                                  Page
                                                                                                  ----
                                               PART I

Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................  16

Item 3.   Legal Proceedings......................................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders....................................  17

                                               PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters...............  18

Item 6.   Selected Consolidated Financial Data...................................................  19

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  20

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..............................  30

Item 8.   Financial Statements and Supplementary Data............................................  32

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  64

                                              PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  64

Item 11.  Executive Compensation.................................................................  64

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  64

Item 13.  Certain Relationships and Related Transactions.........................................  64

                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  65

Signatures......................................................................................   67

                                     PART I

Item 1.  Business

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

General

  Amazon.com, Inc. commenced operations on the World Wide Web in July 1995. We seek to be the world's most customer-centric company, where customers can find and discover anything they may want to buy online. We list millions of unique items in categories such as books, music, DVDs, videos, consumer electronics, toys, camera and photo items, software, computer and video games, tools and hardware, lawn and patio items, kitchen products, and wireless products. Through our Amazon Marketplace, Auctions and zShops services, any business or individual can sell virtually anything to our approximately 30 million cumulative customers, and with Amazon.com Payments, sellers can accept credit card transactions. In addition to our U.S.-based Web site, www.amazon.com, we operate four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. We also operate the Internet Movie Database (www.imdb.com), a comprehensive and authoritative source of information on movies and entertainment titles, and cast and crew members.

  Amazon.com is principally organized into three operating segments. The U.S. Books, Music and DVD/video segment consists of our U.S. online stores for books, music and DVDs/videos, as well as commissions earned on the sales of these products through Amazon Marketplace, Auctions and zShops. The Early-Stage Businesses and Other segment consists of our U.S. online stores for all other products, as well as commissions earned on sales of these products through Amazon Marketplace, Auctions and zShops, and all other activities that generate service revenue rather than retail revenue, such as strategic partnerships which often involve co-branded Web sites. The International segment consists of operations associated with our internationally-focused Web sites. See Note 15 of "Notes to Consolidated Financial Statements" included in Item 8 of Part II for additional information regarding our segments.

  Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in the state of Delaware. Our principal corporate offices are located in Seattle, Washington. Amazon.com completed its initial public offering in May 1997, and its common stock is listed on the Nasdaq National Market under the symbol "AMZN."

  As used herein, "Amazon.com" includes Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

  Amazon.com seeks to be the world's most customer-centric company where customers can find and discover anything they may want to buy online. We intend to continue to optimize our Internet platform to expand the range of products and services offered to our customers and partners. This platform consists of strong global brand recognition, a large and growing customer base, innovative technology, extensive and sophisticated fulfillment capabilities (consisting of fulfillment and customer service) and significant e-commerce expertise. We believe that this platform allows us to launch new e-commerce businesses quickly, with a high quality of customer experience, economical incremental cost and good prospects for success. We also believe that this platform's flexibility allows us to expand the range of products and services offered to our customers through relationships with strategic partners on terms that are attractive to our customers, our strategic partners and us.

Products and Services

 General

  Our U.S. online retail stores currently consist of books, music, DVDs, videos, consumer electronics, toys, camera and photo items, software, computer and video games, tools and hardware, lawn and patio items, kitchen products and wireless products. We anticipate new online store additions in 2001 and beyond.

  U.S. Books, Music and DVD/Video Segment. The U.S. Books, Music and DVD/video segment had net sales of $1.7 billion, $1.3 billion and $588 million in 2000, 1999 and 1998, respectively. During 2000, we continued to enhance our book, music, DVD and video stores by expanding selection, making it easier to find items, and generally improving the customer experience.

  In 2000, our Book store had the largest pre-order in our history. Over 410,000 copies of "Harry Potter and the Goblet of Fire" were pre-ordered on our sites worldwide. We joined with Federal Express to provide complementary upgrades to the first 250,000 customers who ordered to ensure delivery on the day of release. In addition, we launched an e-Books store, offering e-books in Microsoft Reader format for PCs and laptops, as well as downloadable e-audiobooks from our strategic partner, Audible, Inc.

  During 2000, our Music store launched Bargain Music, Latin and Box Set stores, as well as a Music Accessories store, where customers can now find items such as MP3 players and blank media. We also continued to expand our selection of free music downloads, adding thousands of tracks customers can sample before making a purchase.

  Also in 2000, we created over thirty genre or franchise stores for our DVD and Video stores, such as Fitness, Bargain, Cult, and European Cinema. In addition, we launched a new feature that notifies consumers when specific theatrical titles are announced on DVD and/or video. We also created and hosted the official Web sites for a number of prominent films, including Traffic, What Lies Beneath, Nurse Betty, and The Legend of Bagger Vance. Our DVD and Video stores were recognized in 2000 as the number one online DVD and Video retailers by Forrester, Gomez Advisors, Video Business magazine and the Video Software Dealers Association.

  We expanded the selection available to our customers for books, music, DVDs and videos with the launches of Amazon Marketplace, a feature that enables customers to buy and sell used, collectible and rare titles alongside the corresponding new title, and Amazon Outlet, a one-stop shopping area where customers can find year-round bargains on thousands of products across our product lines, including book, music, DVD and video titles.

  Early-Stage Businesses and Other Segment. Our Early-Stage Businesses and Other segment includes our Other U.S. Retail (non-book, music and DVD/video retail stores in the U.S.), and commissions earned on the sales of these products through Amazon Marketplace, Auctions and zShops, and all other activities that generate service revenue rather than retail revenue. Net sales for this segment were $683 million and $164 million in 2000 and 1999, respectively. We had no revenue from this segment in previous years.

  . Other U.S. Retail. Our Other U.S. Retail stores consist of the electronics business, which is comprised of consumer electronics, computer and video games, wireless products, camera and photo items, and software; our home improvement business, which is comprised of tools and hardware and lawn and patio; and our kitchen store. For 2000, the electronics business was our second largest U.S. business after books based on revenue. In 2000, we expanded our selection with the launch of Amazon Marketplace, which enables customers to buy and sell used, collectible and rare merchandise alongside the corresponding new product, and Amazon Outlet, where customers can find year-round bargains on thousands of products across our product lines.

  . Amazon Auctions and zShops. Amazon Auctions allows buyers and sellers to conduct transactions with respect to a wide variety of products in an easy to use auction format. Amazon zShops allows individuals and businesses to offer popular as well as hard-to-find items to Amazon.com's customers. The participants in Amazon Auctions and zShops can use our Amazon Payments service, which allows individuals and small businesses to accept credit card payments through Amazon.com's 1-Click payment feature, thus eliminating the inconveniences associated with checks and money orders.

  . Other Services. Services other than Amazon Auctions and zShops result from agreements with strategic partners to promote their products and services to our customers. In September of 2000, we launched a co-branded toy and video game store with Toysrus.com to bring customers the best toy-buying experience available online. Other strategic partners include drugstore.com, an online retail and information source for health, beauty, wellness, personal care and pharmacy; Audible, which delivers spoken audio over the Internet; Ashford.com, an online retailer of luxury and premium products; NextCard, an online issuer of consumer credit cards; Sotheby's.com, an online auction site devoted to art, antiques, jewelry and collectibles; Ofoto.com, an online photography service; and CarsDirect.com (a company that acquired Greenlight.com), an online source for auto purchasing in partnership with local dealerships.

  International Segment. Amazon.com operates four internationally-focused sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. Net sales for the International segment (from all internationally-focused sites, including export sales to the U.S.) were $381 million, $168 million, and $22 million in 2000, 1999 and 1998, respectively. According to Media Metrix data released in November 2000, based on the number of unique Web site hits, www.amazon.co.uk and www.amazon.de are the number one online retailers in the United Kingdom and Germany, respectively, while www.amazon.fr is among the top three online retailers in France and www.amazon.co.jp, launched November 1, 2000, is the leading online bookseller in Japan. These international sites share the universal Amazon experience of great selection, convenience, ease of use, service, editorial content, and competitive prices. However, each one is localized in terms of language, products, customer service and fulfillment. In 2000, we managed international customer service out of four international customer service facilities in the Netherlands, the United Kingdom, Germany, and Japan, with additional support from our customer service centers in the U.S. Recently, we announced a consolidation of our European customer service centers to serve our European customers better and more cost-effectively out of two expanded centers in the United Kingdom and Germany. We have fulfillment centers in the United Kingdom, Germany and France as well as in Japan, where we jointly manage fulfillment with Nippon Express, a leading courier company. We intend to expand the product and service offerings of our internationally-focused Web sites in the coming year.

Amazon.com Web Sites

  Our Web sites promote brand loyalty and repeat purchases by providing an inviting and satisfying experience that encourages customers to return frequently and to interact with other customers. The key features of our Web sites include broad selection, useful product information, reviews, recommendations, low prices, 1-Click technology, secure payment systems, availability, fulfillment, browsing and searching. Other key features include instant and personalized recommendations, personal notification services, and Web pages tailored to individual customer's preferences. Our Wish List feature allows users to create an online wish list of desired products and services that others can reference for gift-giving purposes, and our listmania feature allows users to publish lists with accompanying commentary regarding their favorite products on the Amazon.com Web site.

Marketing and Promotion

  Amazon.com's marketing strategy is designed to strengthen and broaden the Amazon.com brand name, increase customer traffic to the Amazon.com Web sites, build customer loyalty, encourage repeat purchases and develop incremental product and service revenue opportunities. We deliver personalized pages and services and employ a variety of media, business development activities and promotional methods to achieve these goals.

We also benefit from public relations activities as well as online and traditional advertising, including radio, television and print media.

  We direct customers to our Web site through our Associates Program, which enables associated Web sites to make products available to their audiences with order fulfillment by Amazon.com. Currently, over 530,000 Web sites have enrolled in the Associates Program.

Customer Service

  We believe that our ability to establish and maintain long-term relationships with our customers and to encourage repeat visits and purchases depends, in part, on the strength of our customer service operations, and we continually seek to improve the Amazon.com customer service experience. Users can contact customer service representatives 24 hours a day, 7 days a week. We have automated certain tools used by our customer service staff and have plans for further enhancements. We currently have customer service personnel working in seven customer service centers located in Seattle, Washington (this center is scheduled to close in May 2001), Tacoma, Washington; Slough, England; Regensburg, Germany; Grand Forks, North Dakota; Huntington, West Virginia; The Hague, Netherlands (this center is scheduled to close in June 2001); and Sapporo, Japan, which opened in January 2001. In addition, we have an outsourcing arrangement with Daksh.com, a vendor in India.

Warehousing, Inventory, Fulfillment and Distribution

  We currently have U.S. fulfillment facilities in Fernley, Nevada; Coffeyville, Kansas; Campbellsville and Lexington, Kentucky; New Castle, Delaware; and Grand Forks, North Dakota, as well as a seasonal fulfillment center in Seattle, Washington. We also have three European fulfillment centers which are located in the United Kingdom, France and Germany. In Japan, we jointly manage fulfillment with Nippon Express, a leading courier company. On an aggregate basis, these fulfillment centers comprise approximately 4.5 million square feet of warehouse space. Our fulfillment centers facilitate our ability to deliver merchandise to customers on a reliable and timely basis.

Seasonality

  Our business is generally affected by both seasonal fluctuations in Internet usage and traditional retail seasonality. Internet usage generally declines during the summer. Traditional retail sales for most of our products, including books, music, DVDs/videos, toys and electronics, usually increase significantly in the fourth calendar quarter of each year. In particular, the fourth quarter seasonal impact may be even more pronounced in our sales of toys and electronics in comparison with our other products.

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

  We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders and ensuring proper shipment of products to customers based on various ordering criteria. Our transaction-processing systems handle millions of items, a number of different status inquiries, gift-wrapping requests and multiple shipment methods, and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. Amazon.com Web sites also incorporate a variety of search and database tools.

Competition

  The online commerce market segments are relatively new, rapidly evolving and intensely competitive. In addition, the retail environment for our products are generally intensely competitive. Our current or potential competitors include
(1) publishers, distributors, manufacturers and physical-world retailers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing, (2) online vendors of products that we sell, (3) a number of indirect competitors, including Web portals and Web search engines, that are involved in online commerce, either directly or in collaboration with other retailers, and
(4) Web-based retailers using alternative fulfillment capabilities. We believe that the principal competitive factors in our market segments include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability, speed of fulfillment, ease of use and our ability to adapt to changing conditions. As the online commerce market segments continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

  We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have been issued a number of trademarks, servicemarks, patents and copyrights by U.S. and foreign governmental authorities. We also have applied for the registration of other trademarks, service marks and copyrights in the U.S. and internationally, and we have filed U.S. and international patent applications covering certain of our proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available online. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, technologies or copyrighted materials, to third parties.

Employees

  As of December 31, 2000, we employed approximately 9,000 full-time and part-time employees. We also employ independent contractors and temporary personnel on a seasonal basis. None of our employees are represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

  We Have an Accumulated Deficit and Anticipate Further Losses

  We have incurred significant losses since we began doing business. As of December 31, 2000, we had an accumulated deficit of $2.3 billion and our stockholders' equity was a deficit of $967 million. While we generated pro forma operating segment profit in our U.S. Books, Music and DVD/video segment for the full year 2000 and have projected pro forma operating profit for the Company as a whole for the fourth quarter of 2001, we are incurring substantial operating losses and may continue to incur such losses for the foreseeable future. Our historical company-wide revenue growth rates are not sustainable and our percentage growth rate will decrease in the future.

  We Have Significant Indebtedness

  As of December 31, 2000, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.1 billion. We make annual or semi-annual interest payments on the indebtedness under our senior discount notes and our two tranches of convertible notes, which are due in 2008, 2009 and 2010, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in our business and competition; and react in the event of an economic downturn.

  We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. In addition, our 6.875% Convertible Subordinated Notes due 2010, also known as "PEACS," are denominated in Euros, not dollars, and the exchange ratio between the Euro and the dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the Euro/dollar exchange ratio may adversely affect us, including impacting the conversion.

  We Face Intense Competition

  The e-commerce market segments in which we compete are relatively new, rapidly evolving and intensely competitive. In addition, the market segments in which we participate are intensely competitive and we have many competitors in different industries, including the Internet and retail industries.

  Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing or inventory policies. They also may be able to devote more resources to technology development and marketing than us.

  As these e-commerce market segments continue to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. We also expect that competition in the e-commerce market segments will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our operating profits, or diminish our market segment share.

  The Seasonality of Our Business Places Increased Strain on Our Business

  We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly impact our revenue and our future growth. If we overstock products, we may be required to take significant inventory mark-downs or write-offs, which could reduce gross profits. A failure to optimize inventory at our fulfillment centers will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods.

  Our inventory balance increases substantially in advance of the Christmas holiday. Payments for purchases of much of this inventory does not occur until the first quarter of the following fiscal year. Because we are paid for sales of product upon shipment, we anticipate an increase in available cash in the fourth quarter of our fiscal year, followed by a decrease in the first quarter as we make payments for inventory purchased in the previous fiscal year.

  We May Experience Significant Fluctuations in Our Operating Results

  Due to our limited operating history and the unpredictability of our industry, we may not be able to accurately forecast our net sales. We base our current and future expense levels and our investment plans on estimates of future net sales. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our net sales fall short of our expectations.

  Our operating results will fluctuate for many reasons, including:

  .  changes in general economic conditions, including consumer spending,

  . our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' demands,

  . our ability to acquire merchandise, manage our inventory and fulfill orders,

  .  the introduction by our competitors of Web sites, products or services,

  . changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce,

  .  timing of upgrades and developments in our systems and infrastructure,

  . the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

  .  technical difficulties, system downtime or Internet brownouts,

  .  variations in the mix of products and services we sell,

  .  variations in our level of merchandise and vendor returns, and

  .  disruptions in service by shipping carriers.

  Both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months. Sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

  Our Past and Planned Future Growth Will Place a Significant Strain on our Management, Operational and Financial Resources

  We have rapidly and significantly expanded our operations and will expand further to address growth of our product and service offerings and customer base. This growth will continue to place a significant strain on our management, operational and financial resources. We also need to train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth.

  In addition, we may not benefit in our newer market segments from the first-to-market advantage that we experienced in the online book market. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new business activities and our customers may not favorably receive our new businesses. If this were to occur, it could damage our reputation.

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

  System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

  Customer access to our Web sites directly affects the volume of goods we sell and thus affects our net sales. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce our net sales and the attractiveness of our products and services. To prevent system interruptions, we continually need to: add additional software and hardware; upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume; and integrate our systems.

  Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have backup systems or a formal disaster recovery plan, and we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could prevent us from providing services and accepting and fulfilling customer orders. If this were to occur, it could damage our reputation.

  We May Not Be Successful in Our Efforts to Expand into International Market Segments

  We plan, over time, to expand our reach in international market segments. We have relatively little experience in purchasing, marketing and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may never be profitable.

   Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

  .  currency exchange rate fluctuations,

  .  local economic and political conditions,

  . restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs),

  .  import or export licensing requirements,

  .  limitations on the repatriation of funds,

  .  difficulty in obtaining distribution and support,

  .  nationalization,

  .  longer payment cycles,

  .  consumer protection laws and restrictions on pricing or discounts,

  . lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of appropriate infrastructure to support widespread Internet usage,

  .  lower level of credit card usage and increased payment risk,

  . difficulty in developing employees and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences,

  . laws and policies of the U.S. affecting trade, foreign investment and loans, and

  .  tax and other laws.

  As the international e-commerce market segments continue to grow, competition will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption or distribution. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth in international market segments.

  Our Strategic Partner Program Subjects Us to a Number of Risks

  Beginning in the fall of 1999, we entered into agreements with selected companies that involved the sale of products and services by these companies on co-branded sections of the Amazon.com Web site and other promotional services, such as advertising placements and customer referrals. In exchange for the services we provide under these agreements, we receive cash, equity securities of these companies, or a combination of the two. In some cases, we have also made separate investments in a strategic partner by making a cash payment in exchange for equity securities of that partner. As part of this program, we may in the future enter into additional agreements with existing strategic partners or new ones and may also make additional investments. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will impact our ultimate realization of cash value either positively or negatively.

  At December 31, 2000, we hold several investments in third parties, primarily investments in our strategic partners, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as being income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. One of our strategic partners, drugstore.com, is a public company and four others are private companies. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. While the future losses we will record under the equity method are limited to the amount of our investment, we expect to record additional equity method losses in the future. Our investments in equity securities that are not accounted for under the equity method are included in "Marketable securities" and "Other equity investments" on our balance sheet.

  We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the third and fourth quarters of 2000, we determined that the declines in value of six of our investments in our strategic partners were other-than-temporary, and we recognized losses totaling $189 million (consisting of $34 million and $155 million in the third and fourth quarters of 2000, respectively) to record these investments at their then current fair value. One of our strategic partners in which we also had an investment, living.com, declared bankruptcy during 2000, and another of our investments, Pets.com, voluntarily liquidated in January of 2001.

  We also had net unrealized losses of $2 million on available-for-sale securities included in accumulated other comprehensive loss as of December 31, 2000, and have recorded $305 million of equity-method losses for 2000. In recent quarters, companies in the Internet and e-commerce industries have experienced significant difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. In addition, if our strategic partners experience such difficulties, we may not receive the consideration owed to us and the value of our investment may become worthless. As agreements with strategic partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.

  During 2000, we amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements.

  Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances

  We may enter into strategic alliances with other companies through commercial agreements, joint ventures, investments or business combinations. These transactions create risks such as:

  . difficulty assimilating the operations, technology and personnel of combined companies,

  . disruption of our ongoing business, including loss of management focus on existing businesses,

  .  problems retaining key technical and managerial personnel,

  .  additional operating losses and expenses of acquired businesses,

  . impairment of relationships with existing employees, customers and business partners, and

  . fluctuations in value and losses that may arise from our equity investments.

  We Face Significant Inventory Risk Arising Out of Changes in Consumer Demand and Product Cycles

  We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory will harm our shipping margins by requiring us to make split shipments from one or more locations, complementary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreement with Toysrus.com, Toysrus.com will identify, buy, manage and bear the financial risk of inventory for the co-branded toy and video games store, as well as for the forthcoming baby products store. As a result, if Toysrus.com fails to forecast product demand or optimize inventory, we would receive reduced service fees under the agreement and our business and reputation could be harmed.

  The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

  Any one of the factors set forth above may require us to mark down or write off inventory.

  If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

  If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Most of our fulfillment centers are highly automated, and we have had limited experience with automated fulfillment centers. Because it is difficult to predict sales increases, we may not manage our facilities in an optimal way, which may result in excess inventory, warehousing, fulfillment and distribution capacity. In January 2001, we announced our decision to close our fulfillment center in McDonough, Georgia and operate our fulfillment center in Seattle, Washington on a seasonal basis.

  We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

  We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available online. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

  Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to claims, and expect to continue to be subject to legal proceedings and claims, regarding alleged infringement by us of the trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us, or at all.

  We Have a Limited Operating History and Our Stock Price Is Highly Volatile

  We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. For example, during the 52-week period ended December 31, 2000, the reported sale price of our common stock on the NASDAQ National Market was as high as $91.50 and as low as $14.88 per share. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

  .  changes in interest rates or other general economic conditions,

  .  conditions or trends in the Internet and the e-commerce industry,

  . fluctuations in the stock market in general and market prices for Internet-related companies in particular,

  .  quarterly variations in operating results,

  . new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us,

  . changes in financial estimates by us or securities analysts and recommendations by securities analysts,

  .  changes in Internet regulation,

  . changes in capital structure, including issuance of additional debt or equity to the public,

  .  additions or departures of key personnel,

  .  corporate restructurings, including layoffs or closures of facilities,

  . changes in the valuation methodology of, or performance by, other e-commerce companies, and

  . news and securities analyst reports and rumors relating to general business or Internet trends or our existing or future products or services.

  Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

  In conjunction with the current tight labor market, the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer will result in variable accounting treatment for stock options representing approximately 15 million shares of the Company's common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. Pursuant to the option exchange offer, the number of shares issuable upon option exercises decreased from approximately 70 million shares, or 19.5% of the Company's outstanding common stock, to approximately 52 million shares, or 14.4% of the Company's outstanding common stock.

  Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

  We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, and characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate "auctions" and "auctioneers" and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

  If We Are Required to Collect Taxes in Additional Jurisdictions on the Products We Sell, We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

  In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. In addition, we collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and that are shipped into European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and that are shipped into Japan. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

  Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on e-commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments would create administrative burdens for us and could decrease our future sales.

  Various countries are currently evaluating their VAT positions on e-commerce transactions. It is possible that future VAT legislation in these and other countries or changes to our business model may result in additional VAT collection obligations and administrative burdens.

  We Source a Significant Portion of Our Inventory from a Few Vendors

  Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During 2000, approximately 27% of all inventory purchases were made from three major vendors, of which Ingram Book Group accounts for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. If that were the case, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

  We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

  Some of our products, such as toys, tools, hardware, wireless and kitchen products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Our strategic partners also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

  We Could Be Liable for Breaches of Security on Our Web Site and Fraudulent Activities of Users of Our Amazon Payments Program

  A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may impact our financial results.

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

  We May Not Be Able to Adapt Quickly Enough to Changing Customer
  Requirements and Industry Standards

  Technology in the e-commerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Web sites and proprietary technology obsolete.

  The Internet as a Medium for Commerce Is a Recent Phenomenon

  Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed.

  We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Marketplace, Auctions and zShops Services

  We may be unable to prevent users of our Amazon Marketplace, Auctions and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business.

  In running our Amazon Marketplace, Auctions and zShops services, we rely on sellers of goods to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We do not take responsibility for delivery of payment or goods and while we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under the guarantee program, fraudulent activities by our users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions and could require changes in the way we conduct this business.

Executive Officers and Directors

  The following tables set forth certain information regarding the executive officers and Directors of the Company as of February 28, 2001:

Executive Officers

   Name                 Age                       Position
   ----                 ---                       --------
   Jeffrey P. Bezos....  37 President, Chief Executive Officer, and Chairman of
                            the Board
   Mark J. Britto......  36 Senior Vice President, Cross-Site Merchandising
   Richard L. Dalzell..  43 Senior Vice President and Chief Information Officer
   Warren C. Jenson....  44 Senior Vice President and Chief Financial Officer
   Diego Piacentini....  40 Senior Vice President and General Manager,
                            International
   John D. Risher......  35 Senior Vice President and General Manager, U.S.
                            Stores
   Jeffrey A. Wilke....  34 Senior Vice President, Operations

  Jeffrey P. Bezos. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President from founding until June 1999 and again from October 2000 to the present. He served as Treasurer and Secretary from May 1996 to March 1997. From December 1990 to June 1994, Mr. Bezos was employed by D.E. Shaw & Co., a Wall Street investment firm, becoming Senior Vice President in 1992. From April 1988 to December 1990, Mr. Bezos was employed by Bankers Trust Company, becoming Vice President in February 1990. Mr. Bezos is also a director of drugstore.com, inc. Mr. Bezos received his B.S. in Electrical Engineering and Computer Science from Princeton University.

  Mark J. Britto. Mr. Britto has served as Senior Vice President, Cross-Site Merchandising since February 2001. He served as Vice President, Strategic Alliances from August 1999 to October 2000 and Senior Vice President, Marketing and Cross-Site Merchandising from October 2000 until February 2001. From June 1999 to August 1999, Mr. Britto served as Director of Business Development. Mr. Britto joined Amazon.com in June 1999 as part of the acquisition of Accept.com, which he co-founded in October 1998, for which he served as a Vice President. From October 1994 through October 1998, Mr. Britto was Executive Vice President of Credit Policy at FirstUSA Bank, where he was responsible for their credit risk management practice. Prior to that, he served as Senior Vice President of Risk Management at NationsBank. Mr. Britto received an M.S. in Operations Research and a B.S. in Industrial Engineering and Operations Research from the University of California at Berkeley.

  Richard L. Dalzell. Mr. Dalzell has served as Senior Vice President and Chief Information Officer since October 2000. He joined Amazon.com in August 1997 as Vice President and Chief Information Officer. From February 1990 to August 1997, Mr. Dalzell held several management positions within the Information Systems Division at Wal-Mart Stores, Inc., including Vice President of Information Systems from January 1994 to August 1997. From 1987 to 1990, Mr. Dalzell acted as the Business Development Manager for E-Systems, Inc. Prior to joining E-Systems, Inc. he served seven years in the United States Army as a teleprocessing officer. Mr. Dalzell received a B.S. in Engineering from the United States Military Academy, West Point.

  Warren C. Jenson. Mr. Jenson joined Amazon.com in September 1999 as Senior Vice President and Chief Financial Officer. Before joining Amazon.com, Mr. Jenson was the Chief Financial Officer and Executive Vice President for Delta Air Lines from April 1998 to September 1999. From September 1992 to April 1998, Mr. Jenson served as Chief Financial Officer and Senior Vice President for the National Broadcasting Company (NBC), a subsidiary of General Electric, and participated in the development of MSNBC, the cable-Internet joint news venture between NBC and Microsoft. Mr. Jenson earned his Masters of Accountancy-- Business Taxation, and B.S. in Accounting from Brigham Young University.

  Diego Piacentini. Mr. Piacentini joined Amazon.com as Senior Vice President and General Manager, International in February 2000. From April 1997 until joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe, of Apple Computer, Inc., with responsibility for Apple Computer's operations in Europe, the Middle East and Africa. From April 1996 to April 1997, Mr. Piacentini was European Sales Director of Apple Computer, Inc. From May 1995 until April 1996, Mr. Piacentini was General Manager of Apple Computer's Italy operations, and before that, from September 1994 to May 1995, Mr. Piacentini was Apple Computer's Sales Director for Italy. Mr. Piacentini joined Apple Computer in 1987. Prior to that time he held a financial management position at Fiatimpresit in Italy. Mr. Piacentini received a degree in Economics from Bocconi University in Milan, Italy.

  John D. Risher. Mr. Risher has served as Senior Vice President, U.S. Stores since February 2000. Mr. Risher joined Amazon.com in February 1997 as Vice President of Product Development, a position he held until November 1997, when he was named Senior Vice President of Product Development. From July 1991 to February 1997, Mr. Risher held a variety of marketing and project management positions at Microsoft Corporation, including Team Manager for Microsoft Access and Founder and Product Unit Manager for MS Investor, Microsoft's Web site for personal investment. Mr. Risher received his B.A. in Comparative Literature from Princeton University and his M.B.A. from Harvard Business School.

  Jeffrey A. Wilke. Mr. Wilke has served as Senior Vice President, Operations since October 2000. He joined Amazon.com as Vice President and General Manager, Operations in September 1999. Previously, Mr. Wilke held a variety of positions at AlliedSignal from 1993 to 1999, including Vice President and General Manager of the Pharmaceutical Fine Chemicals unit from March 1999 to September 1999 and General Manager of the Carbon Materials and Technologies unit from August 1997 to February 1999. Prior to his employment at AlliedSignal, he was an information technology consultant with Andersen Consulting. He received a B.S.E. in chemical engineering from Princeton University and has an M.B.A. and Master of Science in chemical engineering from the Massachusetts Institute of Technology.

Board of Directors

   Name                      Age                            Position
   ----                      ---                            --------
   Jeffrey P. Bezos........   37 President, Chief Executive Officer and Chairman of the Board
   Tom A. Alberg...........   61 Managing Director of Madrona Venture Fund
   Scott D. Cook...........   48 Chairman of the Executive Committee of Intuit, Inc.
   L. John Doerr...........   49 General Partner, Kleiner Perkins Caufield & Byers
   Patricia Q. Stonesifer..   44 President and Co-Chair of the Bill and Melinda Gates Foundation

Item 2. Properties

  The Company does not own any real estate. Its principal office facilities in the U.S. are located in several leased facilities in Seattle, Washington under leases that expire at various times through July 2010. The Company's office facilities in the U.S. comprise a total of approximately 725,000 square feet. The Company's warehousing and fulfillment operations are housed in seven fulfillment centers located in Seattle, Washington; New Castle, Delaware; Fernley, Nevada; Lexington, Kentucky; Campbellsville, Kentucky; Coffeyville, Kansas and Grand Forks, North Dakota. These fulfillment centers comprise a total of approximately 3.21 million square feet. In January 2001, the Company announced the closure of its fulfillment center in McDonough, Georgia, the closure of its customer service center in Seattle, Washington, and its intention to operate seasonally its fulfillment center in Seattle, Washington. The Seattle and Delaware fulfillment center leases expire in April 2004 and October 2002, respectively, and the remaining fulfillment center leases expire from 2008 through 2015.

  The Company leases additional properties in Europe, including approximately 150,000 square feet of office space in Germany, France, Japan and the United Kingdom, and fulfillment centers in Germany, France and the United Kingdom with a combined one million square feet of available space. The lease for the German fulfillment center, located in Bad Hersfeld, Germany, expires in December 2009. The lease for the United Kingdom fulfillment center, located in Marston Gate, expires in March 2025. The lease for the French fulfillment center, located in Orleans, France, expires in March 2009. In February 2001, the Company announced a consolidation of its European customer service centers into two expanded centers in the United Kingdom and Germany.

  The Company believes its properties are suitable and adequate for its present and anticipated near term needs.

Item 3. Legal Proceedings

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

  In addition, the Federal Trade Commission has requested information and documents regarding Alexa Internet's practices and has opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether the Company has engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa Internet. The Company is cooperating voluntarily with the Federal Trade Commission's investigation.

  As previously disclosed in our Quarterly Report on Form 10-Q for the third quarter of 2000, we have received informal inquiries from the Securities and Exchange Commission Staff with respect to accounting treatment and disclosures for some of our initial strategic partner transactions and have responded to those questions. We reviewed our accounting for the transactions with our auditors and the Securities and Exchange Commission Staff, and we believe our accounting treatment and disclosures were appropriate. We will continue to cooperate with the Securities and Exchange Commission Staff if they have further questions.

  In addition, a number of purported class action complaints were filed by stockholders against the Company and some of its senior officers in March 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company's financial and accounting disclosures in 2000 and early 2001, including disclosures regarding some of the Company's strategic partner transactions. The complaints further allege that the defendants' conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

 Market Information

  The Company's common stock is traded on the Nasdaq National Market under the symbol "AMZN." The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                  High    Low
                                                                 ------- ------
     Year ended December 31, 1999
       First Quarter............................................ $ 99.56 $42.13
       Second Quarter...........................................  110.63  44.88
       Third Quarter............................................   85.00  41.00
       Fourth Quarter...........................................  113.00  61.00
     Year ended December 31, 2000
       First Quarter............................................ $ 91.50 $58.44
       Second Quarter...........................................   68.63  32.47
       Third Quarter............................................   49.63  27.88
       Fourth Quarter...........................................   40.88  14.88

  The prices in this table have been adjusted to reflect the 3-for-1 stock split effected January 4, 1999 and the 2-for-1 stock split effected September 1, 1999.

 Holders

  As of February 28, 2001, there were 3,723 stockholders of record of the Company's common stock, although there is a much larger number of beneficial owners.

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

 Recent Sales of Unregistered Securities

  None.

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                             As of and for the Years Ended December 31,
                          ----------------------------------------------------
                             2000        1999       1998       1997     1996
                          ----------  ----------  ---------  --------  -------
                               (in thousands, except per share data)
Statements of Operations
 Data(1):
Net sales...............  $2,761,983  $1,639,839  $ 609,819  $147,787  $15,746
Gross profit............     655,777     290,645    133,664    28,818    3,459
Loss from operations....    (863,880)   (605,755)  (109,055)  (32,595)  (6,443)
Interest income.........      40,821      45,451     14,053     1,901      202
Interest expense........    (130,921)    (84,566)   (26,639)     (326)      (5)
Basic and diluted loss
 per share(2)...........  $    (4.02) $    (2.20) $   (0.42) $  (0.12) $ (0.03)
Shares used in
 computation of basic
 and diluted loss per
 share(2)...............     350,873     326,753    296,344   260,682  222,542

Balance Sheet Data(1):
Cash and cash
 equivalents............  $  822,435  $  133,309  $  71,583  $110,119  $ 6,289
Marketable securities...     278,087     572,879    301,862    15,256      --
Total assets............   2,135,169   2,465,850    648,460   149,844    8,434
Long-term debt..........   2,127,464   1,466,338    348,140    76,702      --
Stockholders' Equity
 (Deficit)..............    (967,251)    266,278    138,745    28,591    2,943

--------
(1) Reflects restatement for pooling of interests. See Notes 1 and 2 of Notes to Consolidated Financial Statements.
(2) For further discussion of loss per share, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as anticipates, believes, expects, future, and intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future operating net profit, net sales, gross profit, certain operating expenses, improvement in operating loss and cash, cash equivalents and marketable securities balances, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the rate of growth of the Internet and online commerce and the U.S and global economies in general, the amount that we invest in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, risks of inventory management, and risks of distribution and fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in Item 1 of Part I, "Business--Additional Factors That May Affect Future Results."

Results of Operations

 Net Sales

  Net sales includes the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; service revenues earned in connection with our business-to-business strategic relationships ("service revenues"); and commissions earned from our Amazon Marketplace, Auctions, zShops, Payments and other service initiatives.

  Net sales were $2.8 billion, $1.6 billion and $610 million for 2000, 1999 and 1998, respectively. Increases in absolute dollars of net sales during 2000 are primarily due to increased unit sales in our existing stores, enhancements and additions to our product offerings, and increases in our service revenues from strategic partners. Increases in absolute dollars of net sales during 1999 were due to factors including increased unit sales and the introduction of new product lines.

  Net sales for our U.S. Books, Music and DVD/video segment were $1.7 billion, $1.3 billion and $588 million for 2000, 1999 and 1998, respectively. Annual growth rates for the U.S. Books, Music, and DVD/video segment were 30%, 122% and 298% for 2000, 1999 and 1998, respectively. Declines in year-over-year growth rates during 2000 are reflective of several factors including the relative maturity and increasing revenue base of this segment, a current-year focus on balancing revenue growth with operating efficiency, a shift in marketing strategy aimed to expand our business beyond this segment, and a general slowdown in consumer spending. The decline in growth rate during 1999 as compared to 1998 was due to factors including the relative maturity and increasing revenue base of the segment.

  Net sales for our Early-Stage Businesses and Other segment were $683 million and $164 million for 2000 and 1999, respectively. Our Early-Stage Business and Other segment commenced operations in 1999 and, accordingly, no corresponding amounts are associated with 1998. Included in net sales for this segment are U.S.-based consumer products sales and related shipping charges primarily for our electronics and home improvement stores as well as service revenues. Growth in net sales during 2000 reflects a significant increase in units sold by our electronics and home improvement stores in comparison with 1999, as well as enhancements to our existing product offerings with our addition of kitchen and wireless products. Service revenues were $167 million and $9 million for 2000 and 1999, respectively. Growth in service revenues during 2000 related primarily to our business-to-business strategic relationships with Toysrus.com, Ashford.com, drugstore.com and Audible. Service revenues during 2000 included sales of inventory, at our cost, to Toysrus.com of $29 million. Service revenue recognized during 2000 consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $88 million of cash, $73 million of equity securities of public companies and $6 million of equity securities of private companies. In accordance with accounting principles generally accepted in the United States, the fair value of securities received is generally determined at the date agreements are consummated; revenue is generally recognized over the corresponding service periods based on initial valuations, and is not adjusted due to fluctuations in the fair value of the securities. However, if the securities are received after March 16, 2000 and are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value is determined as of the date the respective forfeiture or vesting provisions lapse.

  Net sales for our International segment were $381 million, $168 million and $22 million for 2000, 1999 and 1998, respectively, and were comprised primarily of books, music and DVD/video consumer product sales and related shipping charges to our customers. The International segment includes sales from our www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp Web sites, including their export sales into the United States. Growth in our International segment during 2000 reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with 1999 as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. Sales to customers outside the United States, including export sales from www.amazon.com, represented approximately 22%, 22% and 20% of consolidated net sales for 2000, 1999 and 1998, respectively.

  Shipping revenue across all segments was $339 million, $239 million and $94 million for 2000, 1999 and 1998, respectively. Increases in shipping revenue in 2000 and 1999 correspond with increases in unit sales, offset especially in 2000 by our periodic free and reduced shipping promotions offered during the year.

  We expect net sales to be between $650 million and $700 million for the quarter ending March 31, 2001, and net sales to increase between 20% and 30% in 2001 compared to 2000. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, "Business--Additional Factors that May Affect Future Results."

 Gross Profit

  Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies and costs associated with our service revenues and marketplace services businesses. Costs associated with our service revenues include employee costs associated with the creation of content for co-branded Web sites, fulfillment-related costs to ship products on behalf of our service partners, and other associated costs.

  Gross profit was $656 million, $291 million and $134 million for 2000, 1999 and 1998, respectively. Increases in absolute dollars of gross profit during 2000 are primarily due to increased unit sales in our existing stores, enhancements and additions to our existing product offerings, increases in our service revenues from strategic partners, and improvements in inventory management and product sourcing. Increases in absolute dollars of gross profit during 1999 were primarily due to increased unit sales and the introduction of new product lines. Excluding the effect of our service arrangements with strategic partners, gross margin would have been 21% and 17% as compared with an overall gross margin of 24% and 18% for 2000 and 1999, respectively.

  Gross profit for our U.S. Books, Music and DVD/video segment was $417 million, $263 million and $129 million for 2000, 1999 and 1998, respectively. Gross margin for these same periods was 25%, 20% and 22%, respectively. Improvements in gross margin during 2000 were largely reflective of our efforts to improve product sourcing as we continued to increase the percentage of products sourced directly from publishers, as well as from a favorable mix in customer discounts and lower inventory charges as a percent of sales.

  Gross profit for our U.S. Early-Stage Businesses and Other segment was $161 million in 2000 compared with a gross loss in 1999 of $8 million. Gross profit from services was $111 million and $9 million during 2000 and 1999, respectively, representing service margins of 66% and 100%, respectively. Gross profit from services corresponds with service revenue of $167 million recognized during 2000, which consisted of consideration, either received during the period or amortized from previously recorded unearned revenue, in the form of $88 million of cash, $73 million of equity securities of public companies and $6 million of equity securities of private companies. See "Results of Operations--Net Sales," and "Strategic Partnerships." The decline in service margin during 2000 relates primarily to costs associated with our strategic relationship with Toysrus.com, as well as costs associated with our personnel dedicated to generate and support our other business-to-business activities.

  Gross profit for our International segment was $77 million, $36 million and $5 million for 2000, 1999 and 1998, respectively. Gross margin for these same periods was 20%, 21% and 23%, respectively. Increases during 2000 in our absolute gross profit dollars reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with 1999, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. Our gross margins decreased during 2000 in comparison with 1999 due to factors including changes in the mix of customer discounts and, to a lesser extent, the impact of lower-margin sales, including the impact of shipping promotions, associated with launching our www.amazon.fr and www.amazon.co.jp sites.

  Shipping gross loss was $1 million during 2000 in comparison with gross profit of $12 million and $18 million for 1999 and 1998, respectively. The gross loss in shipping was due to additional free and reduced shipping promotions offered during 2000 compared to 1999 and 1998, as well as increases in split and long-zone shipments, especially during the quarter ended December 31, 2000. We will from time to time continue offering shipping promotions to our customers and may continue to experience low or even negative gross profit dollars from shipping activities.

  We expect our overall gross margin to be at least 21% to 23% of net sales for the quarter ending March 31, 2001. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, "Business--Additional Factors that May Affect Future Results."

 Marketing and Fulfillment

  Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; credit card fees; and responding to inquiries from customers. Marketing and sales expenses, net of co-operative marketing reimbursements, were $180 million, $176 million and $67 million for 2000, 1999 and 1998, respectively. Fulfillment costs were $415 million, $237 million and $65 million for 2000, 1999 and 1998, respectively, representing 15%, 14% and 11% of net sales for the corresponding periods. The increase in fulfillment costs as a percentage of net sales in 2000 reflects the full year of operating our newly opened fulfillment centers, offset by improved utilization of our fulfillment network in comparison with 1999. The increase in fulfillment expense during 1999 relates to the expansion of our fulfillment network capacity during 1999. In January 2001, we announced our decision to close our fulfillment center in McDonough, Georgia, close our customer service center in Seattle, Washington, and operate seasonally our fulfillment center in Seattle, Washington. In February 2001, we announced our decision to consolidate our European customer service centers by closing our center in The Hague, Netherlands, and operating out of two expanded centers in the United Kingdom and Germany. We expect these decisions, along with our continued efforts to improve operational efficiency, will cause marketing and fulfillment costs to decline as a percentage of net sales during 2001.

 Technology and Content

  Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $269 million, $160 million and $46 million for 2000, 1999 and 1998, representing 10%, 10%, and 8% of net sales for the corresponding periods. The increase in absolute dollars spent during 2000 and 1999 were primarily reflective of our continual enhancements to the features, content and functionality of our Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. These increases were also attributable to our new product offerings and expansions of existing product offerings, as well as costs associated with launching our www.amazon.fr and www.amazon.co.jp sites during 2000. During 2000 and 1999, in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which we adopted in 1999, we capitalized, net of depreciation, $16 million and $8 million, respectively, of costs related to the development of internal-use software, including those relating to operating our Web sites. We expect to continue to invest in technology and improvements in our Web sites during 2001, including, but not limited to, offering additional product categories to our customers, as well as potentially continuing our international expansion.

 General and Administrative

  General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $109 million, $70 million and $16 million for 2000, 1999 and 1998, respectively, representing 4%, 4%, and 3% of net sales for the corresponding periods.

 Stock-Based Compensation

  Stock-based compensation is comprised of the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain of our acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation also includes stock-based charges such as option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation was $25 million, $31 million, and $2 million for 2000, 1999 and 1998, respectively. During 2000, declines in the Company's stock price and the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards had the effect of reducing stock-based compensation in comparison with 1999. The increase during 1999 of stock-based compensation was primarily attributable to deferred compensation arrangements associated with our business acquisitions during 1999. In the first quarter of 2001, we announced plans to offer a limited non-compulsory exchange of employee stock options. This option exchange offer will result in variable accounting treatment for stock options representing approximately 15 million shares of the Company's common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. These unpredictable fluctuations in stock-based compensation may result in material non-cash fluctuations in our results of operations. For example, in periods of general decline in the quoted price of our common stock, if any, variable accounting will cause us to recognize less stock-based compensation than in periods of general appreciation in the quoted price of our common stock. Furthermore, in circumstances where increases in the quoted price of our common stock are followed by declines in the quoted price of our common stock, variable accounting may result in negative expense recognition as we adjust the cumulative compensation of our stock-based awards. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. Pursuant to the option exchange offer, the number of shares issuable upon option exercises decreased from approximately 70 million shares, or 19.5% of the Company's outstanding common stock, to approximately 52 million shares, or 14.4% of the Company's outstanding common stock.

 Amortization of Goodwill and Other Intangibles

  Amortization of goodwill and other intangibles was $322 million, $215 million and $43 million for 2000, 1999 and 1998, respectively. These costs increased in 2000 relating to the full year of amortization for the acquisitions completed in 1999, and increased during 1999 resulting from amortization of goodwill recorded in connection with acquisitions completed during the first part of 1999. During the fourth quarter of 2000, we recorded an impairment loss on goodwill and other intangibles of $184 million relating to certain of our 1999 acquisitions (See "Results of Operations--Impairment-Related and Other"). This impairment loss reduced our recorded basis in goodwill and other intangibles as of December 31, 2000 and will have the effect of reducing amortization expense in 2001. The Financial Accounting Standards Board has tentatively decided to require use of a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill would not be amortized into earnings, but instead would be reviewed for impairment, that is, written down and charged to earnings only in the periods in which the recorded value of goodwill is more than its fair value. If this tentative decision is finalized, our amortization of goodwill and other intangibles would significantly decline in future periods.

 Impairment-Related and Other

  Impairment-related and other was $200 million, $8 million and $4 million for 2000, 1999 and 1998, respectively. We record impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. During the fourth quarter of 2000, we identified indicators of possible impairment of our recorded goodwill and other intangibles. Such indicators included the general slowdown in consumer spending, our decline in market capitalization as determined by the quoted market price for our common stock, the pervasive and significant declines in e-commerce business valuations in comparison with the market valuations at the time we invested in our acquisitions, and changes in our strategic plans for certain of our acquired businesses. Based on the results of our discounted cash flow analyses, we identified certain levels of impairment corresponding with the business-unit goodwill and other intangibles initially recorded in connection with the following acquisitions: Alexa Internet, Back to Basics Toys, Inc., Acme Electric Motor Co. (Tool Crib) and LiveBid.com, Inc. Accordingly, we recorded an impairment loss of $184 million during the fourth quarter of 2000. No impairments were identified in the Company's enterprise-level goodwill and other intangibles, and no impairments of goodwill and other intangibles were recorded in 1999 and 1998.

 Loss from Operations

  Our loss from operations was $864 million, $606 million and $109 million for 2000, 1999 and 1998, respectively. These increases are primarily due to the aggressive expansion of our business through strategic acquisitions and investments, new consumer product-line offerings, launching additional internationally-focused Web sites, and significantly increasing our fulfillment capacity in advance of demand. Additionally, during 2000 our operating loss included impairment-related and other costs of $200 million primarily relating to the impairment of goodwill and other intangibles. Our operating expenses have historically increased more quickly than our revenues as we have expanded our operations. We expect that our overall loss from operations incurred in 2001 will decrease significantly as a percentage of net sales, and in absolute dollars, compared to 2000. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I "Business--Additional Factors that May Affect Future Results."

 Net Interest Expense and Other

  Net interest expense and other, excluding "Non-cash gains and losses," was $100 million, $37 million and $13 million for 2000, 1999 and 1998, respectively. Included was interest income of $41 million,

$45 million and $14 million, and interest expense of $131 million, $85 million and $27 million for 2000, 1999 and 1998, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments. The increase in interest expense during 2000 and 1999 is primarily related to our February 2000 issuance of 690 million Euros of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS (the "PEACS"), our February 1999 issuance of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the "4.75% Convertible Subordinated Notes"), and our May 1998 issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the "Senior Discount Notes").

 Non-Cash Gains and Losses

  Non-cash gains and losses were recorded during 2000 and amounted to a loss of $143 million, net. No corresponding amounts related to 1999 or 1998. During 2000, we recorded non-cash impairment losses, which totaled $189 million, relating to other-than-temporary declines in our equity investments in Audible, Inc., NextCard, Inc., Webvan Group, Inc., Ashford.com, Inc., Greg Manning Auctions, Inc, and Sotheby's Holdings, Inc. Additionally, we recorded a non-cash gain of $40 million in connection with the September 2000 acquisition of HomeGrocer.com, Inc. by an unrelated third-party, Webvan Group, Inc. This non-cash gain represents the difference between our recorded basis in the common stock of HomeGrocer.com prior to the acquisition and the fair value of equity securities received from the acquiring company, Webvan Group, Inc. After the acquisition, we classified the resulting investment as available-for-sale as we no longer have the ability to exercise significant influence over the investee. We also recorded a net gain when living.com, Inc. declared bankruptcy and terminated its commercial agreement with us. Our net gain of $6 million was comprised of a $14 million loss representing our remaining investment balance in living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the living.com commercial agreement. As of December 31, 2000, our basis in equity securities was $128 million, including $36 million classified as "Marketable securities," $52 million classified as "Investments in equity-method investees," and $40 million classified as "Other equity investments."

 Equity in Losses of Equity-Method Investees

  Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of equity-method losses was $305 million, $77 million and $3 million for 2000, 1999 and 1998, respectively. Equity-method losses reduce our underlying investment balances until the recorded basis is reduced to zero. As of December 31, 2000, our basis in equity-method investments was $52 million. Accordingly, we expect equity-method losses to decline substantially during 2001 in comparison with 2000.

 Income Taxes

  We provided for an immaterial amount of current and deferred U.S. federal, state or foreign income taxes for the current and all prior periods presented. We provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realization.

 Operational Restructuring

  Subsequent to December 31, 2000, we approved a plan for an operational restructuring in which we will reduce our employee staff by approximately 1,300 positions, or 15% of our workforce. Additionally, we will consolidate our Seattle, Washington corporate office locations, close our McDonough, Georgia fulfillment center, operate our Seattle, Washington fulfillment center on a seasonal basis, close our customer service centers in Seattle, Washington and The Hague, Netherlands, and migrate a large portion of our technology infrastructure to a new hardware and software platform. We estimate that the restructuring will result in costs during the first half of 2001 exceeding $150 million relating primarily to severance, fixed asset impairments, continuing lease obligations and other exit costs directly related to our restructuring.

 Pro Forma Results of Operations

  We provide certain pro forma information regarding our results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and impairment-related and other. We also provide certain pro forma information regarding our net loss which excludes non-cash gains and losses, net; equity in losses of equity-method investees, net; as well as the amounts excluded from pro forma operating results. This pro forma information is not presented in accordance with accounting principles generally accepted in the United States and may not necessarily be useful in analyzing our results. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 6 of Part II, "Selected Consolidated Financial Data," and Item 8 of
Part II, "Financial Statements and Supplementary Data."

  Full year and corresponding quarterly pro forma results, and certain cash flow information for 2000, 1999 and 1998, were as follows:

                                     Year Ended December 31, 2000
                           ----------------------------------------------------
                                       Fourth     Third     Second      First
                           Full Year   Quarter   Quarter    Quarter    Quarter
                           ---------  ---------  --------  ---------  ---------
Pro forma loss from
 operations..............  $(317,000) $ (59,946) $(68,439) $ (89,349) $ (99,266)
Pro forma net loss.......  $(417,158) $ (90,426) $(89,493) $(115,704) $(121,535)
Pro forma loss from
 operations as a
 percentage of net
 sales...................         11%         6%       11%        15%        17%
Pro forma basic and
 diluted loss per share..  $   (1.19) $   (0.25) $  (0.25) $   (0.33) $   (0.35)
Shares used in
 computation of pro forma
 basic and diluted loss
 per share...............    350,873    355,681   353,954    349,886    343,884
Net cash provided by
 (used in) operating
 activities..............  $(130,442) $ 247,653  $ (3,688) $ (54,029) $(320,378)

                                     Year Ended December 31, 1999
                           ----------------------------------------------------
                                       Fourth     Third     Second      First
                           Full Year   Quarter   Quarter    Quarter    Quarter
                           ---------  ---------  --------  ---------  ---------
Pro forma loss from
 operations..............  $(352,371) $(175,349) $(79,198) $ (67,253) $ (30,571)
Pro forma net loss.......  $(389,815) $(184,885) $(85,810) $ (82,786) $ (36,334)
Pro forma loss from
 operations as a
 percentage of net
 sales...................         21%        26%       22%        21%        10%
Pro forma basic and
 diluted loss per share..  $   (1.19) $   (0.55) $  (0.26) $   (0.26) $   (0.12)
Shares used in
 computation of pro forma
 basic and diluted loss
 per share...............    326,753    338,389   332,488    322,340    313,794
Net cash provided by
 (used in) operating
 activities..............  $ (90,875) $  31,506  $(75,573) $ (29,614) $ (17,194)

                                     Year Ended December 31, 1998
                           ----------------------------------------------------
                                       Fourth     Third     Second      First
                           Full Year   Quarter   Quarter    Quarter    Quarter
                           ---------  ---------  --------  ---------  ---------
Pro forma loss from
 operations..............  $ (61,038) $ (17,632) $(20,802) $ (12,798) $  (9,800)
Pro forma net loss.......  $ (73,623) $ (21,990) $(24,466) $ (16,977) $ (10,184)
Pro forma loss from
 operations as a
 percentage of net
 sales...................         10%         7%       14%        11%        11%
Pro forma basic and
 diluted loss per share..  $   (0.25) $   (0.07) $  (0.08) $   (0.06) $   (0.04)
Shares used in
 computation of pro forma
 basic and diluted loss
 per share...............    296,344    308,778   301,405    292,554    282,636
Net cash provided by
 (used in) operating
 activities..............  $  31,035  $  38,698  $   (572) $    (654) $  (6,437)

  Presentation of pro forma results on the face of the financial statements is not in conformity with accounting principles generally accepted in the United States. We are providing pro forma results for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

  We expect that our pro forma loss from operations will decline as a percentage of net sales for 2001. Additionally, we expect to generate pro forma operating income for the quarter ended December 31, 2001. We also expect that our U.S. Books, Music and DVD/video segment will generate income on a pro forma operating basis for the second consecutive year in 2001. Over the longer term, it is our objective that pro forma operating profit will reach the low double-digits as a percentage of net sales and our return on invested capital may reach the low triple-digits. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, "Business--Additional Factors That May Affect Future Results."

Liquidity and Capital Resources

  Our cash and cash equivalents balance was $822 million and $133 million, and our marketable securities balance was $278 million and $573 million, at December 31, 2000 and 1999, respectively.

  Net cash used by operating activities in 2000 was $130 million. This was primarily attributable to the net loss for the year of $1.4 billion, largely offset by net non-cash charges totaling $995 million primarily related to depreciation, stock-based compensation, equity in losses of equity-method investees, amortization of goodwill and other intangibles, impairment-related and other costs, amortization of unearned revenue, investment gains and losses, and interest expense, as well as $286 million of cash provided by changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities is primarily a function of a decrease in inventories, increases in accounts payable and accrued liabilities and increases in unearned revenue, offset by an increase in prepaid expenses and other current assets. For 1999, net cash used in operating activities was $91 million and was primarily attributable to the net loss for the year of $720 million offset by net non-cash expenses of $399 million and changes in operating assets and liabilities of $230 million. For 1998, net cash provided by operating activities was $31 million.

  Net cash provided by investing activities in 2000 was $164 million and consisted of net sales of marketable securities of $361 million, offset by purchases of fixed assets of $135 million and cash paid for investments in equity-method investees and other investments of $63 million. Net cash used in investing activities during 1999 and 1998 was $952 million and $324 million, respectively, and consisted of net purchases of marketable securities of $295 million and $277 million, purchases of fixed assets of $287 million and $28 million, and cash paid for investments in equity-method investees and other investments of $370 million and $19 million, respectively.

  Net cash provided by financing activities in 2000 was $693 million relating primarily to our issuance of 690 million Euros of PEACS, net of financing costs of $16 million, and proceeds of $45 million from exercises of stock options, offset by repayments of long-term debt of $17 million. Net cash provided by financing activities of $1.1 billion for 1999 was primarily due to $1.25 billion of proceeds from the sale of our 4.75% Convertible Subordinated Notes, net of financing costs of $35 million, and proceeds of $64 million from exercises of stock options, offset by repayments of long-term debt, including $178 million of cash paid to repurchase a portion of our outstanding Senior Discount Notes. Net cash provided by financing activities during 1998 was $254 million and was related to the issuance of our Senior Discount Notes, offset by financing costs and the repayment of other long-term debt obligations.

  As of December 31, 2000, our principal sources of liquidity consisted of $1.1 billion of cash and cash equivalents and marketable securities. As of that date, our principal commitments consisted of obligations totaling $2.1 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, as well as $1.1 billion in obligations related to operating leases, trade payables, and commitments for advertising and promotional arrangements.

  For a more complete discussion of our long-term debt and other commitments see Notes 8 and 9 to Consolidated Financial Statements incorporated by reference to Item 8 of Part II "Financial Statements and Supplementary Data".

  We believe that current cash and cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. We expect that our cash and cash equivalents and marketable securities balance will be approximately $650 million at March 31, 2001 and approximately $900 million at December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1 of Part I, "Business--Additional Factors that May Affect Future Results." We continually evaluate opportunities to sell additional equity or debt securities, or obtain credit facilities from lenders, for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Strategic Partnerships

  In the fall of 1999, we began entering into commercial agreements with select strategic partners that involved the sale of their products and services on co-branded sections of our Web site as well as other promotional services, such as advertising placements and customer referrals. As compensation for the services we provide under these agreements, we receive cash, equity securities of these strategic partners, or a combination of the two. In some cases, we have also made separate investments in these partners by making cash payment in exchange for their equity securities. During 2000, we received cash payments or recorded cash receivables of $98 million as unearned revenue, of which $85 million was cash received from our strategic partners. We also recorded as unearned revenue equity securities received in a number of these partners, net of cash paid by us, with an estimated fair value of $107 million as of the date the securities were received. Service revenue recognized during 2000 was $167 million, which consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $88 million of cash, $73 million of equity securities of public companies and $6 million of equity securities of private companies.

  For equity securities of public companies, we generally determine fair value based on the quoted market price at the time we enter into the underlying commercial agreement, and adjust such market price appropriately if significant restrictions on marketability exist. Because an observable market price does not exist for equity securities of private companies, our estimates of fair value of such securities are more subjective than for the securities of public companies. For significant transactions involving equity securities in private companies, we obtain and consider independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. These valuations also reduce the otherwise fair value by a factor that is intended to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to us, such as our knowledge of the industry and knowledge of specific information about the investee, we determine the estimated fair value of the securities received.

  The fair value of these securities, less the net amount of cash we paid for them, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with our strategic partners. We do not adjust unearned revenue to give effect to either increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture were not modified after March 16, 2000, pursuant to Emerging Issues Task Force Issue No. 00-8 "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,"). Therefore, the value of equity securities recorded as unearned revenue could decline in value significantly after the initial measurement is made. We have in the past experienced, and may experience in the future, losses with respect to investments in strategic partners that are not equity method investees as a result of either liquidation of such investments at a loss or provision for an other-than-temporary decline in the fair value of these investments. See "Non-cash Gains and Losses." During 2000, we amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements.

  During 2000, we recorded $305 million of equity-method losses, which reduced our investment in equity-method investees. Offsetting this reduction are new investments we have made since December 31, 1999. We also made cash payments during 2000 for investments in equity-method investees and other investments of $63 million, which included cash payments by us of $62 million to purchase securities primarily of strategic partners, and non-cash consideration we received from our partners consisting of their equity securities with an estimated fair value of $107 million. Additionally, three of the Company's equity-method investees (HomeGrocer.com, Inc., acquired by Webvan Group, Inc.; Pets.com, Inc.; and drugstore.com, inc.), successfully completed public offerings of their common stock during 2000 and 1999. As a result of these public offerings, and in accordance with Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sale of Stock by Subsidiary, the Company recorded unrealized gains, net of unrealized losses, as additional paid-in capital totaling $77 million and $14 million in 2000 and 1999, respectively. Furthermore, the Company's ownership percentage in each investee was diluted, creating an "implied sale" of a portion of our investments. The net unrealized gains represent the difference between the Company's carrying basis and the fair value of the portion of each investment deemed to have been sold by the investees. As of December 31, 2000, our recorded basis was $11 million, $38 million, and $0 for our investments in Webvan (acquiror of Homegrocer.com), drugstore.com, and Pets.com, respectively.

  We reclassified certain of our equity investments amounting to $60 million from "Other equity investments" to "Marketable securities" as we no longer had the intent to hold these investments for over one year from the date of reclassification. Additionally, we reclassified $14 million of equity investments from "Investments in equity-method investees" to "Other equity investments" upon the acquisition of an investee by a third party, which resulted in the loss of significant influence over the investee. As of December 31, 2000, the fair value of all equity securities classified in "Marketable securities" on the accompanying consolidated balance sheet was $36 million. No equity securities were classified in "Marketable securities" as of December 31, 1999.

  "Unearned revenue" increased from $55 million at December 31, 1999 to $131 million at December 31, 2000. This is due to our receipt of consideration in the form of cash payments of $98 million and equity securities of $107 million from strategic partners and others. The revenue is termed "unearned" because it is received in advance of our performance of certain services we have agreed to provide in the future. Offsetting these increases in unearned revenue, we have recognized $108 million of revenue during 2000 that was previously categorized as being "unearned." We have also recognized previously unearned revenue of $20 million associated with the termination of our commercial agreement with living.com, which was offset by a $14 million loss from our investment in living.com and reported as a net amount of $6 million included in "Non-cash gains and losses, net" on the accompanying consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  We are exposed to market risk for the impact of interest rate changes, foreign currency fluctuations and changes in the market values of our investments. We have not utilized derivative financial instruments in our investment portfolio.

  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available for sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

  The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows for 2001 through 2005 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is the Company's reporting currency.

  Principal (notional) amounts by expected maturity in U.S. dollars as of December 31, 2000 are as follows (in thousands, except percentages):

                                                                                           Estimated Fair
                                                                                              Value at
                                                                                            December 31,
                            2001     2002     2003     2004   2005    Thereafter  Total         2000
                          --------  -------  -------  ------ -------  ---------- --------  --------------
Commercial paper and
 short-term
 obligations............  $677,895  $   --   $   --   $  --  $   --    $   --    $677,895     $677,895
 Weighted average
  interest rate.........      5.40%     --       --      --      --        --        5.40%
Corporate notes and
 bonds..................       950    7,937    8,560     --      --        --      17,447       17,447
 Weighted average
  interest rate.........      4.45%    4.95%    4.95%    --      --        --        4.92%
Asset-backed and agency
 securities.............    21,507   11,718   11,114     --   19,635    20,748     84,721       85,189
 Weighted average
  interest rate.........      5.68%    5.96%    4.71%    --     6.87%     7.39%      6.30%
Treasury notes and
 bonds..................    42,535   74,021   25,595     --      --        --     142,151      142,085
 Weighted average
  interest rate.........      5.05%    5.22%    4.52%    --      --        --        5.04%
                          --------  -------  -------  ------ -------   -------   --------     --------
Cash equivalents and
 marketable fixed-income
 securities.............  $742,887  $93,676  $45,269  $      $19,635   $20,748   $922,214     $922,616
                          ========  =======  =======  ====== =======   =======   ========     ========

  Principal (notional) amounts by expected maturity in U.S. dollars as of December 31, 1999 are as follows (in thousands, except percentages):

                                                                                            Estimated Fair
                                                                                               Value at
                                                                                             December 31,
                           2001      2002     2003     2004    2005    Thereafter  Total         1999
                          -------  --------  -------  ------  -------  ---------- --------  --------------
Commercial paper and
 short-term
 obligations............  $37,477  $  6,250  $12,176  $1,047  $ 9,599   $  8,236  $ 74,785     $ 73,558
 Weighted average
  interest rate.........     5.80%     8.58%    8.96%   6.61%    6.98%      7.00%     6.84%
Corporate notes and
 bonds..................    2,455   102,850       --      --       --         --   105,305      103,844
 Weighted average
  interest rate.........     5.80%     6.70%      --      --       --         --      6.68%
Asset-backed and agency
 securities.............   32,807    81,160   24,198      25   20,119    100,246   258,555      247,667
 Weighted average
  interest rate.........    20.20%     8.48%    7.49%   7.68%    7.00%      7.97%     9.56%
Treasury notes and
 bonds..................   12,400   127,795   20,000   3,950       --         --   164,145      164,158
 Weighted average
  interest rate.........     5.21%     6.60%    0.00%   6.07%      --         --      5.68%
                          -------  --------  -------  ------  -------   --------  --------     --------
Cash equivalents and
 marketable fixed-income
 securities.............  $85,139  $318,055  $56,374  $5,022  $29,718   $108,482  $602,790     $589,227
                          =======  ========  =======  ======  =======   ========  ========     ========

 Foreign Currency Exchange Rate Risk

  In 2000, net sales from our foreign subsidiaries accounted for 14% of consolidated revenues. Net sales generated from our foreign subsidiaries, as well as most expenses incurred, are denominated in their local currencies. Accordingly, our foreign subsidiaries use their local currencies as their functional currencies. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2000 was not material.

  At December 31, 2000, we were also exposed to foreign currency risk related to our PEACS and Euro denominated cash equivalents and investment securities ("Euro investments"). The PEACS have an outstanding principal balance of 690 million Euros ($650 million), and our Euro investments, classified as available-for-sale, had a balance of 624 million Euros ($589 million). Debt principal of 615 million Euros is designated as a hedge of an equivalent portion of our Euro investments, which results in offsetting currency gains and losses, which are recorded as a net amount in "Accumulated other comprehensive loss." We also hedge the exchange rate risk on the remaining debt principal and a portion of the interest payments using a cross-currency swap agreement and a series of foreign currency forward purchase agreements. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to the minimum conversion price of the PEACS. Under the forward purchase agreements, we agreed to pay $18 million and receive 21 million Euros in February 2001. We account for these agreements as hedges of the risk of exchange rate fluctuations on the debt principal and interest. Currency gains and losses on the hedge agreements are recognized upon the recognition of the corresponding currency gains and losses on the hedged liabilities. Additionally, because the conversion option in the PEACS is denominated in Euros, changes in the Euro to U.S. dollar exchange rate may affect the future conversion of the PEACS.

 Investment Risk

  As of December 31, 2000, our total holdings in equity securities of other companies, including equity- method investments, investments recorded at cost, and available-for-sale equity securities, was $128 million. We invest in both private and public companies, including our business partners, primarily for strategic purposes. We have also received securities from some of our strategic partners in exchange for services provided by us to those partners. These investments are accounted for under the equity method if they give us the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. In 2000, we recorded non-cash impairment losses totaling $189 million to write-down several of our equity securities to fair value. As of December 31, 2000, we had equity-method investments of $52 million, which includes $11 million of securities of private companies; investments recorded at cost of $33 million, which includes $30 million of securities of private companies; and available-for-sale equity securities at fair value totaling $43 million ($36 million of which was included in "Marketable securities" and $7 million of which was included in "Other equity investments"). All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held, including $11 million included in "Investments in equity-method investees," at December 31, 2000, an assumed 15%, 30% or 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $8 million, $16 million or $27 million, respectively.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors..........................  33

Consolidated Balance Sheets................................................  34

Consolidated Statements of Operations......................................  35

Consolidated Statements of Cash Flows......................................  36

Consolidated Statements of Stockholders' Equity (Deficit)..................  37

Notes to Consolidated Financial Statements.................................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amazon.com, Inc.

  We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Seattle, Washington
January 26, 2001,
except for Note 16, as to which the date is March 19, 2001

                                AMAZON.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                 December 31,
                                                            -----------------------
                                                               2000         1999
                                                            -----------  ----------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $   822,435  $  133,309
  Marketable securities....................................     278,087     572,879
  Inventories..............................................     174,563     220,646
  Prepaid expenses and other current assets................      86,044      79,643
                                                            -----------  ----------
    Total current assets...................................   1,361,129   1,006,477
Fixed assets, net..........................................     366,416     317,613
Goodwill, net..............................................     158,990     534,699
Other intangibles, net.....................................      96,335     195,445
Investments in equity-method investees.....................      52,073     226,727
Other equity investments...................................      40,177     144,735
Other assets...............................................      60,049      40,154
                                                            -----------  ----------
      Total assets......................................... $ 2,135,169  $2,465,850
                                                            ===========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

Current liabilities:
  Accounts payable......................................... $   485,383  $  463,026
  Accrued expenses and other current liabilities...........     272,683     176,208
  Unearned revenue.........................................     131,117      54,790
  Interest payable.........................................      69,196      24,888
  Current portion of long-term debt and other..............      16,577      14,322
                                                            -----------  ----------
    Total current liabilities..............................     974,956     733,234
Long-term debt.............................................   2,127,464   1,466,338

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value:
    Authorized shares -- 500,000
    Issued and outstanding shares -- none..................         --          --
  Common stock, $0.01 par value:
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- 357,140 and 345,155
     shares at December 31, 2000 and 1999, respectively....       3,571       3,452
  Additional paid-in capital...............................   1,338,303   1,194,369
  Deferred stock-based compensation........................     (13,448)    (47,806)
  Accumulated other comprehensive loss.....................      (2,376)     (1,709)
  Accumulated deficit......................................  (2,293,301)   (882,028)
                                                            -----------  ----------
    Total stockholders' equity (deficit)...................    (967,251)    266,278
                                                            -----------  ----------
      Total liabilities and stockholders' equity
       (deficit)........................................... $ 2,135,169  $2,465,850
                                                            ===========  ==========

          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                               Years Ended December 31,
                                           ----------------------------------
                                              2000         1999       1998
                                           -----------  ----------  ---------
Net sales................................. $ 2,761,983  $1,639,839  $ 609,819
Cost of sales.............................   2,106,206   1,349,194    476,155
                                           -----------  ----------  ---------
Gross profit..............................     655,777     290,645    133,664
Operating expenses:
  Marketing and fulfillment...............     594,489     413,150    132,654
  Technology and content..................     269,326     159,722     46,424
  General and administrative..............     108,962      70,144     15,618
  Stock-based compensation................      24,797      30,618      1,889
  Amortization of goodwill and other
   intangibles............................     321,772     214,694     42,599
  Impairment-related and other............     200,311       8,072      3,535
                                           -----------  ----------  ---------
    Total operating expenses..............   1,519,657     896,400    242,719
                                           -----------  ----------  ---------
Loss from operations......................    (863,880)   (605,755)  (109,055)
Interest income...........................      40,821      45,451     14,053
Interest expense..........................    (130,921)    (84,566)   (26,639)
Other income (expense), net...............     (10,058)      1,671        --
Non-cash gains and losses, net............    (142,639)        --         --
                                           -----------  ----------  ---------
  Net interest expense and other..........    (242,797)    (37,444)   (12,586)
                                           -----------  ----------  ---------
Loss before equity in losses of equity-
 method investees, net....................  (1,106,677)   (643,199)  (121,641)
Equity in losses of equity-method
 investees, net...........................    (304,596)    (76,769)    (2,905)
                                           -----------  ----------  ---------
Net loss.................................. $(1,411,273) $ (719,968) $(124,546)
                                           ===========  ==========  =========
Basic and diluted loss per share.......... $     (4.02) $    (2.20) $   (0.42)
                                           ===========  ==========  =========
Shares used in computation of basic and
 diluted loss per share...................     350,873     326,753    296,344
                                           ===========  ==========  =========



          See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD..................................  $   133,309  $    71,583  $ 110,119

OPERATING ACTIVITIES:
Net loss.................................   (1,411,273)    (719,968)  (124,546)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation of fixed assets and other
   amortization..........................       84,460       36,806      9,421
  Amortization of deferred stock-based
   compensation..........................       24,797       30,618      2,386
  Equity in losses of equity-method
   investees, net........................      304,596       76,769      2,905
  Amortization of goodwill and other
   intangibles...........................      321,772      214,694     42,599
  Impairment-related and other...........      200,311        8,072      1,561
  Amortization of previously unearned
   revenue...............................     (108,211)      (5,837)       --
  Loss (gain) on sale of marketable
   securities, net.......................         (280)       8,688        271
  Non-cash investment gains and losses,
   net...................................      142,639          --         --
  Non-cash interest expense and other....       24,766       29,171     23,970
Changes in operating assets and
 liabilities:
  Inventories............................       46,083     (172,069)   (20,513)
  Prepaid expenses and other current
   assets................................       (8,585)     (54,927)   (16,758)
  Accounts payable.......................       22,357      330,166     78,674
  Accrued expenses and other current
   liabilities...........................       93,967       95,839     31,232
  Unearned revenue.......................       97,818        6,225        --
  Interest payable.......................       34,341       24,878       (167)
                                           -----------  -----------  ---------
    Net cash provided by (used in)
     operating activities................     (130,442)     (90,875)    31,035
INVESTING ACTIVITIES:
Sales and maturities of marketable
 securities..............................      545,724    2,064,101    227,789
Purchases of marketable securities.......     (184,455)  (2,359,398)  (504,435)
Purchases of fixed assets................     (134,758)    (287,055)   (28,333)
Investments in equity-method investees
 and other investments...................      (62,533)    (369,607)   (19,019)
                                           -----------  -----------  ---------
    Net cash provided by (used in)
     investing activities................      163,978     (951,959)  (323,998)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options..       44,697       64,469     14,366
Proceeds from long-term debt.............      681,499    1,263,639    325,987
Repayment of long-term debt..............      (16,927)    (188,886)   (78,108)
Financing costs..........................      (16,122)     (35,151)    (7,783)
                                           -----------  -----------  ---------
    Net cash provided by financing
     activities..........................      693,147    1,104,071    254,462
Effect of exchange-rate changes on cash
 and cash equivalents....................      (37,557)         489        (35)
                                           -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents.............................      689,126       61,726    (38,536)
                                           -----------  -----------  ---------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD..................................  $   822,435  $   133,309  $  71,583
                                           ===========  ===========  =========


SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital
 leases..................................  $     4,459  $    25,850  $     --
Fixed assets acquired under financing
 agreements..............................        4,844        5,608        --
Stock issued in connection with business
 acquisitions............................       32,130      774,409    217,241
Equity securities received for commercial
 agreements..............................      106,848       54,402        --
Cash paid for interest...................       92,253       59,688     26,629


          See accompanying notes to consolidated financial statements.

                               AMAZON.COM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                   Accumulated                   Total
                           Common Stock  Additional    Deferred       Other                  Stockholders'
                          --------------  Paid-In    Stock-Based  Comprehensive Accumulated     Equity
                          Shares  Amount  Capital    Compensation Income (Loss)   Deficit      (Deficit)
                          ------- ------ ----------  ------------ ------------- -----------  -------------
Balance at January 1,
1998....................  289,818 $2,898 $   65,137    $ (1,930)     $   --     $   (37,514)  $    28,591
                                                                                              -----------
Net loss................      --     --         --          --           --        (124,546)     (124,546)
Foreign currency
translation losses......      --     --         --          --           (35)           --            (35)
Change in unrealized
gain on available-for-
sale securities.........      --     --         --          --         1,841            --          1,841
Comprehensive loss......      --     --         --          --           --             --       (122,740)
Issuance of capital
stock...................   18,050    180    225,444         --           --             --        225,624
Exercise of common stock
options.................   10,666    108      5,875         --           --             --          5,983
Note receivable for
common stock............      --     --      (1,099)        --           --             --         (1,099)
Deferred stock-based
compensation............      --     --       2,081      (2,081)         --             --            --
Amortization of deferred
stock-based
compensation............      --     --         --        2,386          --             --          2,386
                          ------- ------ ----------    --------      -------    -----------   -----------
Balance at December 31,
1998....................  318,534  3,186    297,438      (1,625)       1,806       (162,060)      138,745
Net loss................      --     --         --          --           --        (719,968)     (719,968)
Foreign currency
translation gains.......      --     --         --          --           490            --            490
Change in unrealized
gain (loss) on
available-for-sale
securities, net.........      --     --         --          --        (4,005)           --         (4,005)
                                                                                              -----------
Comprehensive loss......      --     --         --          --           --             --       (723,483)
Issuance of capital
stock...................   10,496    105    743,169         --           --             --        743,274
Exercise of common stock
options.................   16,125    161     67,969         --           --             --         68,130
Public offering of
equity-method investee..      --     --      13,787         --           --             --         13,787
Note receivable for
common stock............      --     --         (72)        --           --             --            (72)
Deferred stock-based
compensation............      --     --      72,078     (72,078)         --             --            --
Amortization of deferred
stock-based
compensation............      --     --         --       25,897          --             --         25,897
                          ------- ------ ----------    --------      -------    -----------   -----------
Balance at December 31,
1999....................  345,155  3,452  1,194,369     (47,806)      (1,709)      (882,028)      266,278
Net loss................      --     --         --          --           --      (1,411,273)   (1,411,273)
Foreign currency
translation gains.......      --     --         --          --          (364)           --           (364)
Change in unrealized
gain (loss) on
available-for-sale
securities, net.........      --     --         --          --          (303)           --           (303)
                                                                                              -----------
Comprehensive loss......      --     --         --          --           --             --     (1,411,940)
Issuance of capital
stock, net of
adjustments.............      866      8     30,977         --           --             --         30,985
Exercise of common stock
options.................   11,119    111     41,995         --           --             --         42,106
Public offering of
equity-method investees,
net.....................      --     --      76,898         --           --             --         76,898
Repayments of note
receivable for common
stock...................      --     --          27         --           --             --             27
Deferred stock-based
compensation............      --     --      (5,963)      2,528          --             --         (3,435)
Amortization of deferred
stock-based
compensation, net.......      --     --         --       31,830          --             --         31,830
                          ------- ------ ----------    --------      -------    -----------   -----------
Balance at December 31,
2000....................  357,140 $3,571 $1,338,303    $(13,448)     $(2,376)   $(2,293,301)  $  (967,251)
                          ======= ====== ==========    ========      =======    ===========   ===========

         See accompanying notes to consolidated financial statements.

                                AMAZON.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

 Description of Business

  Amazon.com, Inc. (Amazon.com or the Company) is an Internet retailer of consumer products and a business platform for business-to-consumer and business-to-business online commerce. The Company sells products worldwide, with its principal geographic market segments in North America, Europe and Asia. The Company was incorporated in July 1994 and began operations in July 1995. Amazon.com lists millions of unique items in a variety of consumer product categories and through its marketplace services, Amazon.com Auctions and zShops, the Company's business platform allows virtually any business or individual to sell products to Amazon.com's customer base. The Company maintains several Web sites including www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.imdb.com.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation, amortization, sales returns, unearned revenue, taxes and contingencies. Actual results could differ from those estimates.

 Business Combinations

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

  For business combinations accounted for under the pooling of interests method of accounting, the assets, liabilities and stockholders' equity of the acquired entity are combined with the Company's respective accounts at recorded values and the consolidated financial statements are restated to reflect the historical results of the pooled entity. The historical results of the pooled entity reflect its actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly-combined entity and may not be indicative of future results.

 Cash and Cash Equivalents

  Effective April 1, 2000, the Company changed its policy for determining which investments are treated as cash equivalents and now classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Previously, such instruments were included in "Marketable securities." The Company believes this change is preferable because it results in a presentation that is consistent with practice in the Company's industry and because it results in a better reflection of the Company's liquidity. The consolidated financial statements presented in this Form 10-K reflect this change.

                                AMAZON.COM, INC.

 Investments

  The Company has certain investments in debt and equity securities.

  Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees generally one month in arrears for private companies and three months in arrears for public companies. The Company records its investments in equity-method investees on the consolidated balance sheets as "Investments in equity-method investees" and its share of the investees' earnings or losses as "Equity in losses of equity-method investees, net" on the consolidated statements of operations.

  All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in "Accumulated other comprehensive loss." Such investments are included in "Marketable securities" on the accompanying consolidated balance sheets if the Company does not have the intent to hold the investment for over one year from the balance sheet date and are included in "Other equity investments" in cases where the Company does not have the intent and ability to liquidate such investments within one year from the balance sheet date.

  The Company also invests in certain marketable debt securities, which consist primarily of high-quality short- to intermediate-term fixed income securities that are also classified as available-for-sale securities. Such investments are included in "Marketable securities" on the accompanying consolidated balance sheets and are reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss." The specific identification method is used to determine the cost of securities sold.

  The initial cost of the Company's investments is determined based on the fair value of the investment at the time of its acquisition. The Company has received equity securities as consideration for services to be performed for the issuer under commercial agreements. In such cases, the Company has estimated the fair value of the equity securities received. For securities of public companies, the Company generally determines fair value based on the quoted market price at the time the Company enters into the underlying agreement, and adjusts such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent, third party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the investee, the Company determines the estimated fair value of the securities received. To the extent that equity securities received or modified after March 16, 2000 are subject to forfeiture or vesting provisions and no significant performance

                                AMAZON.COM, INC.

commitment exists upon signing of the agreements, the fair value of the securities is determined as of the date the respective forfeiture or as vesting provisions lapse.

  The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management. For investments with publicly quoted market prices, the Company generally considers a decline to be an other-than-temporary impairment if the quoted market price is less than its accounting basis for two consecutive quarters, absent evidence to the contrary. The Company considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations, operating trends and other financial ratios. The evaluation also considers publicly available information regarding the investee companies, including reports from investment analysts and other publicly available investee-specific news or general market conditions. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company's accounting basis.

 Inventories

  Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value.

 Fixed Assets

  Fixed assets are stated at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years). Fixed assets purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

  Included in fixed assets is the cost of internal-use software, including software used to operate the Company's Web sites. The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally two years).

 Goodwill and Other Intangibles

  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Other intangibles include identifiable intangible assets purchased by the Company, primarily in connection with business acquisitions. Goodwill and other intangibles are presented net of related accumulated amortization and impairment charges and are being amortized over lives ranging from two to four years.

  The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies,

                                AMAZON.COM, INC.

or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

  Goodwill is viewed in two separate categories: enterprise-level and business-unit level. Enterprise-level goodwill results from purchase acquisitions of businesses that have been fully integrated into the Company's operations and no longer exist as a discrete business unit. Business-unit goodwill results from purchase business combinations where the acquired operations have been managed as a separate business unit and not fully absorbed into the Company. Enterprise-level goodwill is evaluated using the market-value method, which compares the Company's net book value to the value indicated by the market price of the Company's equity securities; if the net book value were to exceed the Company's market capitalization, the excess carrying amount of goodwill would be written off as an impairment-related charge. Measurement of fair value for business-unit goodwill as well as other intangibles is based on discounted cash flow analysis at the business-unit level.

 Long-Lived Assets

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

 Unearned Revenue

  Unearned revenue is recorded when payments, whether received in cash or equity securities, are received in advance of the Company's performance in the underlying agreement. Unearned revenue is amortized ratably over the period in which services are provided.

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

 Revenue Recognition

  The Company recognizes revenue from product sales, net of any promotional gift certificates, when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales and amounted to $339 million, $239 million and $94 million in 2000, 1999 and 1998, respectively. The Company provides an allowance for sales returns based on historical experience.

  Under an agreement with Toysrus.com and other third parties, the Company acts as an agent for the sale of certain products ordered on its Web site. For such arrangements, the Company records the net amount of revenue earned as commissions on transactions rather than the gross amount of product sales and related costs.

  The Company also earns revenues from other services, primarily by entering into commercial agreements that involve the sale of products and services by third-party companies ("strategic partners" or "partners") on

                                AMAZON.COM, INC.

co-branded sections of the Amazon.com Web site and by other promotional services, such as advertising placements and customer referrals. Generally, the fair value of consideration received, whether in cash, equity securities, or a combination thereof, is measured at the commencement of the service term, and any subsequent appreciation or decline in the fair value of the securities received does not impact the amount of revenue recognized over the term of the agreement. The Company generally recognizes revenue from these services on a straight-line basis over the period during which the Company performs services under these agreements. Subsequent appreciation or decline in the fair value of equity securities received in connection with services agreements is accounted for in accordance with the Company's Investment policies, as described in "Investments." For securities received from public companies, the Company generally determines fair value based on the quoted market price at the time the Company enters into the underlying agreement, and adjusts such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent, third party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and then also estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to the Company, such as the Company's knowledge of the industry and knowledge of specific information about the investee, the Company determines the estimated fair value of the securities received. To the extent that equity securities received or modified after March 16, 2000 are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value of the securities is determined as of the date the respective forfeiture or vesting provisions lapse.

  Revenue is recognized over the period in which the service is performed (generally one to three years). During the years ended December 31, 2000 and 1999, the Company recorded $167 million and $9 million, respectively, of service revenue from strategic partners. Service revenues for the year ended December 31, 2000 included sales of inventory, at cost, to Toysrus.com of $29 million. For the year ended December 31, 2000, service revenue recognized during the period consisted of consideration, either received during the period or amortized from previously unearned revenue, in the form of $88 million of cash, $73 million of equity securities of public companies and $6 million of equity securities of private companies.

 Cost of Sales

  Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $340 million, $227 million, and $76 million in 2000, 1999, and 1998, respectively.

 Marketing and Fulfillment

  Marketing costs include advertising, public relations, and other promotional costs including payroll and related expenses for personnel engaged in marketing activities. Such costs are expensed as incurred, except for advance payments under marketing-related contracts, which are deferred and recognized on a straight-line basis over the life of the underlying contract. The prepaid marketing balance was $6 million and $5 million as of December 31, 2000 and 1999. For the years ended December 31, 2000, 1999, and 1998, the Company incurred marketing expense of $180 million, $176 million, and $67 million, respectively, which includes advertising expenses of $130 million, $141 million and $54 million for the same periods.

                                AMAZON.COM, INC.

  Fulfillment costs represent costs incurred in operating and staffing fulfillment and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers), and credit card fees. Fulfillment costs amounted to $415 million, $237 million, and $65 million in 2000, 1999, and 1998, respectively.

 Technology and Content

  Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews.

  Technology and content costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company's Web sites, that are capitalized and depreciated over two years. For the years ended December 31, 2000 and 1999, capitalized costs related to the development of internal-use software, including those relating to operating the Company's Web sites, net of amortization, were $16 million and $8 million, respectively. No such costs were capitalized during 1998.

 Stock-Based Compensation

  The Company recognizes expense relative to its employee stock option plans based on the intrinsic value of the stock options granted. Generally, expense is not recorded to the extent individual stock option exercise prices are set equal to the current market price of the Company's stock on the date of grant. The Company provides additional pro forma disclosure of the accounting impact as if it had adopted fair value treatment (see Note 10).

 Foreign Currency

  The functional currency of the Company's subsidiaries that operate our www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp Web sites and our foreign subsidiaries is the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in "Accumulated other comprehensive loss," a separate component of stockholders' equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in "Other income (expense), net" on the consolidated statements of operations.

 Hedging

  The Company uses derivative financial instruments to hedge the risk of fluctuations in foreign exchange rates associated with its Euro denominated debt. Currency gains and losses on hedge instruments are included in "Other income (expense), net" and are recognized concurrently with currency gains and losses of the hedged liabilities. The Company also uses a portion of the Euro denominated debt to hedge an equivalent amount of Euro denominated cash equivalents and marketable fixed income securities classified as available for sale. Currency gains and losses on the Euro debt are included in "Accumulated other comprehensive loss" as an offset to the currency changes in the underlying cash equivalents and investments. The level of effectiveness of the hedge is determined based on the extent to which changes in the value of the hedged item due to fluctuations in the foreign exchange rates are reduced by inverse changes in the hedge instruments. The hedge

                                AMAZON.COM, INC.

instruments are determined to be highly inversely correlated to the hedged items and are designated, and considered effective as, hedges of the underlying assets and liabilities. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

 Earnings per Share

  Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common shares outstanding, net of shares subject to repurchase, during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation as their effect is antidilutive.

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 will result in cumulative transition losses in "Net loss" of approximately $11 million and in "Accumulated other comprehensive loss" of approximately
$12 million in the first quarter of 2001. Assets and liabilities recorded on the balance sheet will also be impacted by adoption of SFAS No. 133.

  In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. During the year ended December 31, 2000, the Company capitalized $3 million of Web site development costs. Such capitalized costs are included in "Fixed assets, net" and will be depreciated over a period of two years.

  In March 2000, the FASB issued Financial Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 for certain issues, such as the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.

  In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Adoption of this consensus did not change the Company's existing accounting policies.

  In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The

                                AMAZON.COM, INC.

Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2--BUSINESS COMBINATIONS

  The Company completed the following acquisitions during 1999: e-Niche Incorporated (Exchange.com), Accept.com Financial Services Corporation, Alexa Internet (Alexa), LiveBid.com, Inc. (Livebid), the catalog and online commerce assets of Acme Electric Motor Co. (Tool Crib), Back to Basics Toys, Inc. (Back to Basics), and other less significant acquisitions. The aggregate original purchase price of these acquisitions, plus related charges, was approximately $780 million. The consideration for the acquisitions was comprised of common stock and cash. The Company originally issued an aggregate of approximately 10 million shares of its common stock to effect these transactions. Pursuant to the terms of certain of these acquisitions, the Company issued approximately 866,000 additional shares during 2000 with a value of approximately $32 million; these additional shares increased the purchase price of the related transactions and corresponding goodwill. Each transaction was recorded under the purchase method of accounting, and results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward. The goodwill and other intangibles are being amortized on a straight-line basis over a period of two to four years and are subject to the Company's periodic impairment evaluation.

  No significant acquisitions occurred during 2000.

Note 3--CASH AND MARKETABLE SECURITIES

  The following tables summarize, by major security type, the Company's cash and marketable securities:

Cash and Cash Equivalents

                                                 December 31, 2000
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                                  (in thousands)
   Cash............................. $141,922    $ --      $    --   $141,922
   Commercial paper and short-term
    obligations.....................  696,545       87      (18,737)  677,895
   Asset-backed and agency
    securities......................    2,618      --           --      2,618
                                     --------    -----     --------  --------
                                     $841,085    $  87     $(18,737) $822,435
                                     ========    =====     ========  ========

                                                 December 31, 1999
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                                  (in thousands)
   Cash............................. $116,961    $ --      $    --   $116,961
   Commercial paper and short-term
    obligations.....................   16,348      --           --     16,348
                                     --------    -----     --------  --------
                                     $133,309    $ --      $    --   $133,309
                                     ========    =====     ========  ========

                                AMAZON.COM, INC.

 Marketable Securities

                                                 December 31, 2000
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                                  (in thousands)
   Corporate notes and bonds........ $ 16,063   $ 1,384    $    --   $ 17,447
   Asset-backed and agency
    securities......................   80,748     1,982        (159)   82,571
   Treasury notes and bonds.........  134,646     7,647        (208)  142,085
   Equity securities................   37,434       --       (1,450)   35,984
                                     --------   -------    --------  --------
                                     $268,891   $11,013    $ (1,817) $278,087
                                     ========   =======    ========  ========

                                                 December 31, 1999
                                     -----------------------------------------
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                                  (in thousands)
   Commercial paper and short-term
    obligations..................... $ 57,856   $     8    $   (654) $ 57,210
   Corporate notes and bonds........  105,282       --       (1,438)  103,844
   Asset-backed and agency
    securities......................  252,874       136      (5,343)  247,667
   Treasury notes and bonds.........  169,021        32      (4,895)  164,158
                                     --------   -------    --------  --------
                                     $585,033   $   176    $(12,330) $572,879
                                     ========   =======    ========  ========

  The following table summarizes contractual maturities of the Company's marketable fixed-income securities as of December 31, 2000:

                                                                     Estimated
                                                           Amortized   Fair
                                                             Cost      Value
                                                           --------- ---------
                                                             (in thousands)
   Due within one year.................................... $ 40,504  $ 43,306
   Due after one year through five years..................  110,205   116,226
   Asset-backed and agency securities with various
    maturities............................................   80,748    82,571
                                                           --------  --------
                                                           $231,457  $242,103
                                                           ========  ========

  Gross gains of $7 million and $7 million and gross losses of $11 million and $15 million were realized on sales of available-for-sale marketable securities for the years ended December 31, 2000 and 1999, respectively.

  During the year ended December 31, 2000, the Company recorded non-cash impairment losses, which totaled $189 million, relating to other-than-temporary declines in its equity investments in Audible, Inc., Nextcard, Inc., Ashford.com, Inc., Webvan Group, Inc., Greg Manning Auctions, Inc., and Sotheby's Holdings, Inc. These impairment losses were recorded to reflect each investment at its fair value. No such impairment-related losses were reported in 1999 and 1998.

                                AMAZON.COM, INC.

Note 4--FIXED ASSETS

  Fixed assets, at cost, consist of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Computers, equipment and software........................ $317,806  $187,345
   Leasehold improvements...................................  107,367    43,968
   Leased assets............................................   51,969    52,374
   Construction in progress.................................    4,122    83,290
                                                             --------  --------
                                                              481,264   366,977
   Less accumulated depreciation............................  (99,244)  (43,204)
   Less accumulated amortization on leased assets...........  (15,604)   (6,160)
                                                             --------  --------
     Fixed assets, net...................................... $366,416  $317,613
                                                             ========  ========

  Depreciation expense on fixed assets was $83 million, $35 million and $10 million, which includes amortization of fixed assets acquired under capital lease obligations of $11 million, $6 million and $0, for the years ended December 31, 2000, 1999 and 1998.

  For the year ended December 31, 1999, the Company capitalized $3 million of interest on construction-in-progress. No such amounts were capitalized during the year ended December 31, 2000.

  During the year ended December 31, 2000, the Company recorded an impairment loss of $11 million relating to the decline in fair value, measured using discounted estimates of future cash flows, of certain fixed assets. The impairment amount was included in "Impairment-related and other" on the consolidated statements of operations, and included $4 million, $3 million and $4 million of computers, equipment and software; leasehold improvements; and leased assets, respectively. No comparable losses were recorded during 1999 or 1998.

Note 5--GOODWILL AND OTHER INTANGIBLES

  Goodwill and other intangibles were as follows:

                                                              December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                                                             (in thousands)
   Goodwill............................................... $ 776,208  $ 747,720
   Accumulated amortization...............................  (454,433)  (213,021)
   Impairment adjustments.................................  (162,785)       --
                                                           ---------  ---------
   Goodwill, net.......................................... $ 158,990  $ 534,699
                                                           =========  =========
   Other intangibles...................................... $ 241,357  $ 239,717
   Accumulated amortization...............................  (123,848)   (44,272)
   Impairment adjustments.................................   (21,174)       --
                                                           ---------  ---------
   Other intangibles, net................................. $  96,335  $ 195,445
                                                           =========  =========

  During the fourth quarter of 2000, the Company identified indicators of possible impairment of its recorded goodwill and other intangibles. Such indicators included the general slowdown in the retail economy

                                AMAZON.COM, INC.

evidenced by general declines in consumer spending, the Company's decline in market capitalization as determined by the quoted market price for its common stock, the pervasive and significant declines in e-commerce valuations in comparison with the market valuations at the time the Company invested in its acquisitions, and changes in the Company's strategic plans for certain of the acquired businesses. Based on the results of its discounted cash flow analyses, the Company identified certain levels of impairment corresponding with the business-unit goodwill and other intangibles initially recorded in connection with the following acquisitions: Alexa, Back to Basics, Tool Crib and Livebid. Accordingly, the Company recorded an impairment loss of $184 million during the fourth quarter of 2000 included in "Impairment-related and other" on the consolidated statements of operations. No impairments were identified in the Company's enterprise-level goodwill and other intangibles, and no impairments of goodwill and other intangibles were recorded in 1999 and 1998.

Note 6--INVESTMENTS

  At December 31, 2000, the Company's equity-method investees and the Company's approximate ownership interest in each investee, based on outstanding shares, were as follows:

                                                                      Percentage
   Company                                                            Ownership
   -------                                                            ----------
   Basis Technology..................................................     11%
   Drugstore.com.....................................................     21
   Eziba.com.........................................................     20
   Greenlight.com....................................................      5
   Kozmo.com.........................................................     16

  Although the Company's ownership percentage for Basis Technology, Greenlight.com and Kozmo.com is below 20%, the Company's representation on the investees' Boards of Directors and the impact of commercial arrangements result in the Company having significant influence over the operations of each investee.

  Summarized balance sheet information of the Company's equity-method investees is as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Current assets............................................ $279,487 $353,182
   Noncurrent assets.........................................  511,671  316,720
   Current liabilities.......................................   71,954   47,062
   Noncurrent liabilities....................................  113,258   67,692

  Summarized statement of operations information of the Company's equity-method investees, calculated for each investee for the period during which the Company had investments in such investees, is as follows:

                                                      For the Years Ended
                                                         December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  ---------  -------
                                                        (in thousands)
   Net sales..................................... $ 133,821  $  27,996  $   --
   Gross profit (loss)...........................    42,402     (3,072)     --
   Net loss......................................  (453,263)  (152,541)  (6,008)

                                AMAZON.COM, INC.

  Activity in the Company's equity-method investments and other equity investments for the years ended December 31, 1999 and 2000, is as follows:

                                                 Equity-      Other
                                                 Method      Equity
                                               Investments Investments  Total
                                               ----------- ----------- --------
                                                        (in thousands)
   Balance, January 1, 1999..................   $  7,740    $      0   $  7,740
     Cash investments........................    281,969      80,329    362,298
     Fair value of equity securities received
      in non-cash transactions...............        --       54,402     54,402
     Equity-method losses, net...............    (76,769)        --     (76,769)
     Basis adjustments for public offerings
      or acquisitions of investees by a third
      party..................................     13,787         --      13,787
     Unrealized gains on available-for-sale
      investments, net.......................        --       10,004     10,004
                                                --------    --------   --------
   Balance, December 31, 1999................    226,727     144,735    371,462
     Cash investments........................     48,091      13,485     61,576
     Fair value of equity securities received
      in non-cash transactions...............     80,190      26,658    106,848
     Equity-method losses, net...............   (304,596)        --    (304,596)
     Sales of investments....................        (41)     (9,163)    (9,204)
     Realized gains (losses) on sales of
      investments............................     (2,763)      8,156      5,393
     Basis adjustments for public offerings
      or acquisitions of investees by a third
      party..................................    117,058         --     117,058
     Non-cash loss, living.com bankruptcy....    (14,092)        --     (14,092)
     Non-cash losses for other-than-temporary
      declines in fair value (see Note 3)....        --     (100,726)  (100,726)
     Unrealized gains on available-for-sale
      investments, net.......................        --          693        693
     Investment reclassifications, net, at
      fair value.............................    (98,501)    (43,661)  (142,162)
                                                --------    --------   --------
   Balance, December 31, 2000................   $ 52,073    $ 40,177   $ 92,250
                                                ========    ========   ========

  Three of the Company's equity-method investees, HomeGrocer.com, Inc., Pets.com, Inc. and drugstore.com, inc., completed public offerings of their common stock during 2000 and 1999. As a result of those public offerings, the Company's ownership percentage in each investee was diluted, creating an "implied sale" of a portion of its investments. In accordance with Staff Accounting Bulletin No. 51 "Accounting for Sales of Stock by a Subsidiary," the Company recorded unrealized gains, net of unrealized losses, as additional paid-in capital totaling $77 million and $14 million in 2000 and 1999, respectively. The unrealized gains, net represent the difference between the Company's carrying basis and the fair value of the portion of each investment deemed to have been sold by the investees.

  The Company recorded a non-cash gain of $40 million in connection with the September 2000 acquisition of HomeGrocer.com, Inc. by an unrelated third-party, Webvan Group, Inc. This non-cash gain represents the difference between the Company's recorded basis in the common stock of HomeGrocer.com, Inc. prior to the acquisition and the fair value of equity securities received from the acquiring company, Webvan Group, Inc. The resulting investment is classified as available-for-sale at December 31, 2000 as the Company no longer has the ability to exercise significant influence over the investee. This change in classification resulted in a reclassification from "Investments in equity-method investees" of $82 million and $2 million to "Marketable securities" and "Other equity investments," respectively.

                                AMAZON.COM, INC.

  The Company also reclassified certain of its equity investments amounting to $60 million from "Other equity investments" to "Marketable securities" as it no longer had the intent to hold these investments for over one year from the date of reclassification. Additionally, the Company reclassified $15 million of equity investments from "Investments in equity-method investees" to "Other equity investments" upon the acquisition of an investee, Della and James, Inc., by an unrelated third party, WeddingChannel.com, Inc., which resulted in the loss of significant influence over the investee. As of December 31, 2000, the fair value of all equity securities classified in "Marketable securities" on the accompanying consolidated balance sheet was $36 million. No equity securities were classified in "Marketable securities" as of December 31, 1999.

  At December 31, 2000 and 1999, "Other equity investments" included $7 million and $57 million of equity securities recorded at fair value and $33 million and $88 million of equity securities accounted for under the cost-method, respectively. Gross unrealized gains were $0 and $15 million and gross unrealized losses were $3 million and $5 million at December 31, 2000 and 1999, respectively.

  At December 31, 2000 and 1999, the Company's investments in the common stock of publicly held equity-method investees, at fair value, was $12 million and $409 million, respectively.

Note 7--UNEARNED REVENUE

  Activity in unearned revenue was as follows (in thousands):

   Balance, January 1, 1999.......................................... $     --
     Cash received or cash receivable................................     6,225
     Fair value of equity securities received........................    54,402
     Amortization to revenue.........................................    (5,837)
                                                                      ---------
   Balance, December 31, 1999........................................    54,790
     Cash received or cash receivable................................    97,818
     Fair value of equity securities received........................   106,848
     Amortization to revenue.........................................  (108,211)
     Contract termination............................................   (20,128)
                                                                      ---------
   Balance, December 31, 2000........................................ $ 131,117
                                                                      =========

  During 2000, living.com, Inc. (living.com) declared bankruptcy and terminated its commercial agreement with the Company. As a result, the Company recorded a net gain of $6 million, comprised of a $14 million loss representing the Company's remaining investment balance in living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the living.com commercial agreement. The gain and the loss are recorded net and included in "Non-cash investment gains and losses" on the accompanying consolidated statements of operations.

                                AMAZON.COM, INC.

Note 8--LONG-TERM DEBT

  The Company's long-term debt is summarized as follows:

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (in thousands)
   Convertible Subordinated Notes...................... $1,249,807  $1,249,807
   Euro Convertible Subordinated Notes.................    650,463         --
   Senior Discount Notes...............................    210,278     190,728
   Capital lease obligations...........................     24,837      31,266
   Other long-term debt................................      8,656       8,859
                                                        ----------  ----------
                                                         2,144,041   1,480,660
   Less current portion of long-term debt..............     (4,831)     (4,520)
   Less current portion of capital lease obligations...    (11,746)     (9,802)
                                                        ----------  ----------
                                                        $2,127,464  $1,466,338
                                                        ==========  ==========

 Euro Convertible Subordinated Notes

  On February 16, 2000, the Company completed an offering of 690 million Euros of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS "Premium Adjustable Convertible Securities." The PEACS are convertible into the Company's common stock at an initial conversion price of 104.947 Euros per share. Interest on the PEACS is payable annually in arrears in February of each year, commencing in February 2001. The PEACS are unsecured and are subordinated to all of the Company's existing and future senior indebtedness. The PEACS rank equally with the Company's outstanding 4.75% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). The conversion price for the PEACS will be reset on February 16, 2001 and February 16, 2002, but in no event will the conversion price be reset lower than 84.883 Euros per share. Subject to certain conditions, the PEACS may be redeemed at the Company's option on or after February 20, 2003, in whole or in part, at the redemption price of 1,000 Euros per note, plus accrued and unpaid interest.

  In order to hedge a portion of the risk of exchange rate fluctuations between the U.S. dollar and the Euro, the Company entered into a cross-currency swap agreement and into a series of foreign currency forward purchase agreements. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at the Company's option at no cost on or after February 20, 2003 if the Company's underlying stock price (converted into Euros) is greater than or equal to the minimum conversion price of the PEACS. Under the forward purchase agreements, the Company agreed to pay $18 million and receive 21 million Euros in February 2001. The Company accounts for these agreements as hedges of the risk of exchange rate fluctuations on the debt principal and interest. Currency gains and losses on the hedge agreements are recognized upon the recognition of the corresponding currency gains and losses on the hedged liabilities.

  At December 31, 2000, debt of 615 million Euros was also designated as a hedge of the risk of foreign exchange fluctuations on a portion of the 624 million Euro cash equivalent and marketable fixed-income securities classified as available-for-sale. Accordingly, currency gains and losses on the Euro debt were included in "Accumulated other comprehensive loss" as an offset to the currency changes in the underlying available-for-sale cash equivalents and investments.

                                AMAZON.COM, INC.

  At December 31, 2000, the swap agreement represented an obligation with a fair value of $11 million. The fair value was determined as the present value of net future cash payments and receipts, adjusted for the Company's ability to cancel the agreement and the likelihood of such cancellation. The fair value takes into consideration current foreign currency exchange rates, market interest rates and the current market price of our common stock. The fair value of the forward purchase agreements, as of December 31, 2000, was $1 million. Based upon quoted market prices, the fair value of the PEACS, as of December 31, 2000, was $248 million.

 Convertible Subordinated Notes

  On February 3, 1999, the Company completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the Convertible Subordinated Notes). The Convertible Subordinated Notes are convertible into the Company's common stock at the holders' option at a conversion price of $78.0275 per share, subject to adjustment in certain events. Interest on the Convertible Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness as defined in the indenture governing the Convertible Subordinated Notes (the Convertible Subordinated Notes Indenture). Subject to certain conditions, the Convertible Subordinated Notes may be redeemed at the option of the Company prior to February 6, 2002, in whole or in part, at the redemption price of $1,000 per note, plus accrued and unpaid interest, if the closing price for the Company's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the notice of redemption. Upon any redemption made prior to February 6, 2002, the Company will also make an additional cash payment with respect to the Convertible Subordinated Notes called for redemption in an amount equal to $212.60 per $1,000 note redeemed, less the amount of any interest actually paid on such Convertible Subordinated Notes prior to the call for redemption. At any time on and after February 6, 2002, the Company may redeem the notes, in whole or in part, at the redemption prices set forth in the Convertible Subordinated Notes Indenture.

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

  Based upon quoted market prices, the fair value of the Convertible Subordinated Notes as of December 31, 2000 and December 31, 1999 was $471 million and $1.42 billion, respectively.

 Senior Discount Notes

  In May 1998, the Company completed the offering of approximately $326 million of 10% Senior Discount Notes due May 1, 2008 (the Senior Discount Notes). Pursuant to a registration statement on Form S-4 in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (the Exchange Notes), which are registered under the Securities Act of 1933, as amended, for all outstanding Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to consolidated financial statements interchangeably with the Senior Discount Notes). The Exchange Notes were issued under the indenture governing the original Senior Discount Notes (the Indenture). The Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or

                                AMAZON.COM, INC.

in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption.

  During 1999, the Company repurchased $266 million (principal amount) of the Senior Discount Notes, representing accreted value of $178 million. The Company recorded an immaterial loss on extinguishment of this debt. No repurchases of Senior Discount Notes occurred in 2000.

  The Senior Discount Notes are senior unsecured indebtedness of the Company ranking equally with the Company's existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company's subsidiaries.

  The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all financial covenants at December 31, 2000 and 1999.

  Based upon quoted market prices, the fair value of the outstanding Senior Discount Notes as of December 31, 2000 and December 31, 1999 was $134 million and $174 million, respectively.

Note 9--COMMITMENTS AND CONTINGENCIES

 Leases and Marketing Agreements

  The Company currently leases office and fulfillment center facilities and fixed assets under noncancelable operating and capital leases. Rental expense under operating lease agreements for 2000, 1999 and 1998 was $98 million, $43 million and $8 million, respectively.

  The Company has also entered into certain marketing agreements that include fixed-fee commitments into the first half of 2002. Total marketing-related commitments amount to $19 million; the corresponding costs are recognized according to the terms of the related agreements.

  Future minimum commitments are as follows:

                                                  Capital  Operating Marketing
                                                  Leases    Leases   Agreements
                                                  -------  --------- ----------
                                                         (in thousands)
   Year Ending December 31,
     2001........................................ $13,676  $105,230   $17,495
     2002........................................   9,070    88,958     1,016
     2003........................................   5,828    55,200       --
     2004........................................      41    46,767       --
     2005........................................     --     43,936       --
     Thereafter..................................     --    256,907       --
                                                  -------  --------   -------
   Total minimum lease payments..................  28,615  $596,998   $18,511
                                                           ========   =======
   Less imputed interest.........................  (3,778)
                                                  -------
   Present value of net minimum lease payments...  24,837
     Less current portion........................ (11,746)
                                                  -------
   Long-term capital lease obligation............ $13,091
                                                  =======

                                AMAZON.COM, INC.

 Legal Proceedings

  Certain federal class action lawsuits were filed against the Company and its wholly owned subsidiary, Alexa. The lawsuits allege that Alexa tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. The complaints seek actual, statutory, and punitive damages, as well as restitution, on behalf of all users of Alexa Web navigation service, along with injunctive relief prohibiting Alexa from tracking and storing such information or disclosing it to third parties. Although the Company disputes the allegations of wrongdoing in these complaints, there can be no assurance that the Company will prevail in these lawsuits.

  In addition, the Federal Trade Commission has requested information and documents regarding Alexa practices and has opened a formal investigative file in connection with its inquiry. The Company is cooperating voluntarily with the Federal Trade Commission's investigation. An unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations or cash flows in a particular period, depending on the amount and timing.

  As previously disclosed in the Company's Quarterly Report on Form 10-Q for the third quarter of 2000, the Company has received informal inquiries from the SEC staff with respect to accounting treatment and disclosures for some of its initial strategic partner transactions and has responded to those questions. Members of the Company's management have reviewed the Company's accounting for the transactions with the Company's auditors and the SEC staff. The Company believes that its accounting treatment and disclosures were appropriate and will continue to cooperate with the SEC staff if they have further questions.

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

 Inventory Suppliers

  During 2000, approximately 27% of all inventory purchases were made from three major vendors. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

 Letters of Credit

  The Company is contingently liable under unused letters of credit of approximately $57 million as of December 31, 2000.

                                AMAZON.COM, INC.

Note 10--STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred Stock

  The Company has authorized 500,000,000 shares of $0.01 par value Preferred Stock. No preferred stock shares were outstanding during 2000, 1999 or 1998.

 Common Stock

  On June 1, 1998, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on May 20, 1998. On January 4, 1999, the Company effected a 3-for-1 stock split in the form of a stock dividend to the stockholders of record on December 18, 1998. On September 1, 1999, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on August 12, 1999. Accordingly, the accompanying consolidated financial statements reflect these stock splits.

 Stock Option Plans

  The Company's stock option plans consist of the 1999 Nonofficer Employee Stock Option Plan, the 1997 Stock Incentive Plan and the Amended and Restated 1994 Stock Option Plan. Shares reserved under these Plans at December 31, 2000 consist of 40 million shares in the 1999 Nonofficer Employee Stock Option Plan, 80 million shares in the 1997 Stock Incentive Plan and 58 million shares in the 1994 Stock Option Plan. Any shares of common stock available for issuance under the Amended and Restated 1994 Stock Option Plan, up to a maximum of 21,025,075 shares, that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Incentive Plan. In connection with certain acquisitions in 1998 and 1999, the Company assumed outstanding options to purchase common stock originally issued under the acquired companies' stock option plans. The Company's stock option plans as well as the assumed stock option plans are hereby collectively referred to as the "Plans."

  Generally, the Company's Board of Directors grants options at an exercise price of not less than the fair market value of the Company's common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Generally, outstanding options granted on or subsequent to December 20, 1996 have a term of 10 years from the date of grant; however, certain nonqualified stock options were granted in 1999 and 2000 with terms of approximately 15 and 20 years. Subject to Internal Revenue Service limitations, options granted under the Company's plans prior to April 1999 and granted under certain assumed plans generally became exercisable immediately. Options granted under the Plans since April 1999 generally vest and become exercisable in accordance with the following vesting schedule: 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Certain options were granted during 2000 that vest and become exercisable in accordance with the following schedule: 50% after year one and 50% after year two. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company at the exercise price upon termination of employment or services and such restrictions lapse over the original vesting schedule. At December 31, 2000, approximately 920,000 shares of restricted common stock, which includes restricted shares issued in connection with acquisitions, were subject to repurchase.

                                AMAZON.COM, INC.

 Stock Option Activity

  The following table summarizes the Company's stock option activity:

                                                                     Weighted
                                                       Number        Average
                                                     of Shares    Exercise Price
                                                   -------------- --------------
                                                   (in thousands)
   Balance January 1, 1998........................     54,664         $ 0.75
     Options granted and assumed..................     39,548          12.73
     Options canceled.............................     (7,537)          4.10
     Options exercised............................    (10,666)          0.55
                                                      -------
   Balance December 31, 1998......................     76,009           6.69
     Options granted and assumed..................     31,739          63.60
     Options canceled.............................    (11,281)         19.70
     Options exercised............................    (16,125)          4.00
                                                      -------
   Balance December 31, 1999......................     80,342          27.76
     Options granted..............................     20,717          38.13
     Options canceled.............................    (18,291)         39.37
     Options exercised............................    (12,330)          3.63
                                                      -------
   Balance December 31, 2000......................     70,438          32.17
                                                      =======

  At December 31, 2000, 52 million shares of common stock were available for future grant under the Plans.

  The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                              Options Outstanding            Options Exercisable
                       --------------------------------- -----------------------------
                                       Weighted Average
                                      ------------------
                                      Remaining                            Weighted
        Range of         Number of      Life    Exercise    Number         Average
    Exercise Prices       Options       (yrs)    Price    of Options    Exercise Price
    ---------------    -------------- --------- -------- -------------  --------------
                       (in thousands)                    (in thousands)
   $ 0.014 -$   1.000       9,843        5.9     $ 0.40      4,391          $ 0.35
     1.167 -    6.979       8,330        6.9       4.35      2,457            3.88
     6.990 -   16.333       7,572        7.4       9.68      2,495            9.73
    16.521 -   21.656       4,430        7.7      19.61      1,504           19.72
    21.833 -   30.875      13,358        9.6      30.60         81           23.92
    30.900 -   55.125       7,580        8.9      46.53        929           46.38
    55.187 -   63.250       8,456       11.6      60.65      1,136           59.71
    63.437 -   71.281       7,392        8.6      68.16        673           67.29
    71.687 -  104.969       3,477        8.6      82.65        650           82.72
                           ------                           ------
     0.014 -  104.969      70,438        8.4      32.17     14,316           19.34
                           ======                           ======

 Deferred Stock-Based Compensation

  The Company recorded an adjustment to reduce previously recorded deferred stock-based compensation of $3 million, relating to the termination of employment prior to vesting of certain employees acquired from business combinations. In the years ended December 31, 1999 and 1998, the Company recorded aggregate

                                AMAZON.COM, INC.

deferred stock-based compensation of $72 million and $2 million, respectively. In 1999, deferred stock-based compensation was recorded in connection with acquisitions made by the Company in which restricted Company stock was issued to employees of acquired companies. Such stock is considered compensation for services to be provided by employees, and the related expense will be recognized over the term of the services provided, which is generally four years. The amount recorded in 1998 represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1998. Shares underlying options granted below fair market value and the associated weighted average exercise price were 1,072,000 and $2.048 during the year ended December 31, 1998. The amortization of deferred stock-based compensation is charged to operations over the vesting period of the options, which is typically five years. Total amortization expense recognized in 2000, 1999 and 1998 related to deferred stock-based compensation was $35 million, $26 million and $2 million, respectively.

 Accumulated Other Comprehensive Loss

  Activity in unrealized gains (losses) on available-for-sale securities included in "Accumulated other comprehensive loss" on the consolidated balance sheets was as follows:

                                                       For the Years Ended
                                                          December 31,
                                                    ---------------------------
                                                      2000       1999     1998
                                                    ---------  --------  ------
                                                         (in thousands)
   Unrealized gains (losses) arising during year... $(178,815) $(12,698) $1,841
   Less reclassification of net realized losses
    included
    in net loss....................................   178,512     8,693     --
                                                    ---------  --------  ------
   Net unrealized gains (losses) on available-for-
    sale
    Securities..................................... $    (303) $ (4,005) $1,841
                                                    =========  ========  ======

 Pro Forma Disclosure

  The Company uses the intrinsic value method in accounting for its stock options. If compensation cost had been recognized based on the fair value at the date of grant for options granted in 2000, 1999 and 1998, the pro forma amounts of the Company's net loss and net loss per share, which may not necessarily be indicative of effects on reported results for future years, for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                           For the Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
                                            (in thousands, except per share
                                                         data)
   Net loss -- as reported...............  $(1,411,273) $  (719,968) $(124,546)
   Net loss -- pro forma.................   (1,720,312)  (1,031,925)  (194,269)

   Basic and diluted loss per share -- as
    reported.............................  $     (4.02) $     (2.20) $   (0.42)
   Basic and diluted loss per share --
    pro forma............................        (4.90)       (3.16)     (0.66)

                                AMAZON.COM, INC.

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                               For the Years
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
     Average risk-free interest rates.........................  6.2%  5.5%  4.7%
     Average expected life (in years).........................  3.0   3.5   3.0
     Volatility(1)............................................ 89.6% 84.9% 81.6%

--------
(1) Options granted prior to the Company's initial public offering and by PlanetAll prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable.

  The weighted average fair value of options granted during 2000, 1999 and 1998 was $22.12, $43.36 and $19.07, respectively, for options granted with exercise prices at the current fair value of the underlying stock. During 1998, some options were granted with exercise prices that were below the current fair value of the underlying stock. The weighted average fair value of options granted with exercise prices below the current fair value of the underlying stock during 1998 was $4.61. Compensation expense that is recognized in providing pro forma disclosures might not be representative of the effects on pro forma earnings for future years because SFAS No. 123, "Accounting for Stock-Based Compensation," does not apply to stock option grants made prior to 1995.

 Common Stock Reserved for Future Issuance

  At December 31, 2000, common stock reserved for future issuance is as follows (in thousands):

     Stock options.................................................... 122,082
     Shares issuable upon conversion of Convertible Subordinated
      Notes...........................................................  16,017
     Shares issuable upon conversion of Euro Convertible Subordinated
      Notes...........................................................   6,575
                                                                       -------
     Total............................................................ 144,674
                                                                       =======

Note 11--EARNINGS (LOSS) PER SHARE

  The following represents the calculations for net loss per share:

                                             For the Years Ended December
                                                          31,
                                            ---------------------------------
                                               2000        1999       1998
                                            -----------  ---------  ---------
                                            (in thousands, except per share
                                                         data)
Net loss -- as reported.................... $(1,411,273) $(719,968) $(124,546)
                                            ===========  =========  =========
Weighted average shares outstanding........     353,394    332,409    304,938
Weighted average common shares issued
 subject to repurchase agreements .........     (2,521)    (5,656)    (8,594)
                                            -----------  ---------  ---------
Shares used in computation of basic and
 diluted loss per share....................     350,873    326,753    296,344
                                            ===========  =========  =========
Basic and diluted loss per share........... $     (4.02) $   (2.20) $   (0.42)
                                            ===========  =========  =========

  All of the Company's stock options (see Note 10) are excluded from diluted loss per share since their effect is antidilutive.

                                AMAZON.COM, INC.

Note 12--STOCK-BASED COMPENSATION

  Stock-based compensation is comprised of the portion of acquisition-related consideration conditioned on the continued tenure of key employees, which must be classified as compensation expense rather than as a component of purchase price under generally accepted accounting principles. Stock-based compensation also includes stock-based charges, such as option-related deferred compensation recorded at the Company's initial public offering, as well as certain other compensation and severance arrangements.

  During 2000, declines in the Company's market capitalization and the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards had the effect of reversing previously recorded stock-based compensation. The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

                                             For the Years Ended December 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            -----------  ----------- ----------
                                                      (in thousands)
     Marketing and fulfillment............. $    (2,464) $     3,975 $    1,276
     Technology and content................      28,252       25,490        384
     General and administrative............        (991)       1,153        229
                                            -----------  ----------- ----------
                                            $    24,797  $    30,618 $    1,889
                                            ===========  =========== ==========

Note 13--INCOME TAXES

  The Company has provided for an immaterial amount of current and deferred U.S. federal, state or foreign income taxes for the current and all prior periods presented. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset during the year ended December 31, 2000 was $226 million.

  At December 31, 2000, the Company had net operating losses of approximately $1.65 billion related to U.S. federal, foreign and state jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $973 million, the resulting benefits will be credited to stockholders' equity.

                                AMAZON.COM, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
     Net operating loss carryforwards....................... $576,024  $423,222
     Depreciation and amortization..........................    9,777      (931)
     Accrued expenses and valuation allowances..............   32,050    19,482
     Unearned revenue.......................................   39,916       --
     Other..................................................   19,435     9,030
                                                             --------  --------
       Total deferred tax assets............................  677,202   450,803
       Valuation allowance for deferred tax assets.......... (677,202) (450,803)
                                                             --------  --------
     Net deferred tax assets................................ $    --   $    --
                                                             ========  ========

Note 14--EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

Note 15--SEGMENT INFORMATION

  The Company identifies operating segments based on product line information, considering line maturity, within the United States and separately identifies its international operations as an operating segment. The financial results of the Company's operating segments are reported to the Company's Chief Operating Decision Maker in the following groupings: U.S. Books; Music; DVD/video; International; and Early-Stage Businesses and Other. The results for U.S. Books, Music and DVD/video have been aggregated into one reportable segment due to the similarity of their economic characteristics.

  The measure of profit or loss used for each reportable segment is income
(loss) from operations before non-cash operating expenses, including stock-based compensation, amortization of goodwill and other intangibles, and impairment-related and other. Assets are not allocated to operating segments for reporting to the Company's Chief Operating Decision Maker and there are no intersegment revenues on transactions between reportable segments.

                                AMAZON.COM, INC.

  Information on reportable segments and reconciliation to consolidated net loss is as follows:

                             U.S.
                            Books,    Early-Stage
                          Music and   Businesses
                          DVD/video    and Other  Total U.S.  International Consolidated
                          ----------  ----------- ----------  ------------- ------------
                                                 (in thousands)

2000:
Net sales...............  $1,698,266   $ 682,642  $2,380,908    $381,075    $ 2,761,983
Gross profit............     417,452     160,889     578,341      77,436        655,777
Segment gain (loss).....      71,441    (243,371)   (171,930)   (145,070)      (317,000)
Other non-cash operating
 expenses...............         --          --          --          --        (546,880)
Net interest expense and
 other..................         --          --          --          --        (242,797)
Equity in losses of
 equity-method
 investees, net ........         --          --          --          --        (304,596)
                                                                            -----------
Net loss................         --          --          --          --     $(1,411,273)
                                                                            ===========

1999:
Net sales...............  $1,308,292   $ 163,804  $1,472,096    $167,743    $ 1,639,839
Gross profit (loss).....     262,871      (7,801)    255,070      35,575        290,645
Segment loss............     (31,000)   (242,148)   (273,148)    (79,223)      (352,371)
Other non-cash operating
 expenses...............         --          --          --          --        (253,384)
Net interest expense and
 other..................         --          --          --          --         (37,444)
Equity in losses of
 equity-method
 investees, net ........         --          --          --          --         (76,769)
                                                                            -----------
Net loss................         --          --          --          --     $  (719,968)
                                                                            ===========

1998:
Net sales...............  $  588,013   $     --   $  588,013    $ 21,806    $   609,819
Gross profit............     128,710         --      128,710       4,954        133,664
Segment loss............     (35,534)        --      (35,534)    (25,498)       (61,032)
Other non-cash operating
 expenses...............         --          --          --          --         (48,023)
Interest expense, net...         --          --          --          --         (12,586)
Equity in losses of
 equity-method
 investees, net ........         --          --          --          --          (2,905)
                                                                            -----------
Net loss................         --          --          --          --     $  (124,546)
                                                                            ===========

  Net sales to customers outside of the U.S. represented approximately 22%, 22% and 20% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. No individual foreign country or geographical area or customer accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during the years ended December 31, 2000, 1999 or 1998.

  Included in U.S. Early-Stage Businesses and Other are revenues earned in connection with the Company's business-to-business strategic relationships ("service revenues"). Service revenues were $167 million and $9 million, and related cost of services included in "Cost of sales" were $57 million and $0 for the years ended December 31, 2000 and 1999, respectively. Service revenues during 2000 related primarily to commercial agreements with Toysrus.com, Ashford.com, drugstore.com and Audible. Service revenues during 2000 included sales of inventory, at cost, to Toysrus.com of $29 million.

                                AMAZON.COM, INC.

  Depreciation expense for the U.S. Books, Music and DVD/video segment was $30 million, $15 million and $7 million in 2000, 1999 and 1998, respectively. Depreciation expense for the International segment was $19 million, $7 million and $3 million in 2000, 1999 and 1998, respectively. Depreciation expense for the Early-Stage Business and other segment was $34 million and $13 million in 2000 and 1999, respectively.

  At December 31, 2000 and 1999, fixed assets, net totaled $315 million and $309 million in the United States, respectively, and $51 million and $9 million in other countries, respectively.

Note 16--SUBSEQUENT EVENTS

  Subsequent to December 31, 2000, the Company approved a plan for an operational restructuring in which it will reduce its employee staff by approximately 1,300 positions, or 15% of its workforce. Additionally, the Company will consolidate its Seattle, Washington corporate office locations, close its McDonough, Georgia fulfillment center, operate its Seattle, Washington fulfillment center on a seasonal basis, close its customer service centers in Seattle, Washington and The Hague, Netherlands, and migrate a large portion of its technology infrastructure to a new hardware and software platform. The Company estimates that the restructuring will result in costs during the first half of 2001 exceeding $150 million relating primarily to severance, fixed asset impairments, continuing lease obligations and other exit costs directly related to its restructuring.

  Subsequent to December 31, 2000, the Company offered a limited non-compulsory exchange of employee stock options. The option exchange offer will result in variable accounting treatment for stock options representing approximately 15 million shares of the Company's common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. Pursuant to the option exchange offer, the number of shares issuable upon option exercises decreased from approximately 70 million shares, or 19.5% of the Company's outstanding common stock, to approximately 52 million shares, or 14.4% of the Company's outstanding common stock.

  A number of purported class action complaints were filed by stockholders against the Company and some of its senior officers in March 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company's financial and accounting disclosures in 2000 and early 2001, including disclosures regarding some of the Company's strategic partner transactions. The complaints further allege that the defendants' conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

                                AMAZON.COM, INC.

Note 17--QUARTERLY RESULTS (unaudited)

  The following tables contain selected unaudited statement of operations information for each quarter of 2000, 1999 and 1998. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        Year Ended December 31, 2000
                                   ------------------------------------------
                                    Fourth      Third     Second      First
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------  ---------  ---------  ---------
                                    (in thousands, except per share data)
   Net sales...................... $ 972,360  $ 637,858  $ 577,876  $ 573,889
   Gross profit...................   224,300    167,279    136,064    128,134
   Net loss.......................  (545,140)  (240,524)  (317,184)  (308,425)
   Basic and diluted loss per
    share (1)..................... $   (1.53) $   (0.68) $   (0.91) $   (0.90)
   Shares used in computation of
    basic and diluted loss per
    share.........................   355,681    353,954    349,886    343,884

                                        Year Ended December 31, 1999
                                   ------------------------------------------
                                    Fourth      Third     Second      First
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------  ---------  ---------  ---------
                                    (in thousands, except per share data)
   Net sales...................... $ 676,042  $ 355,777  $ 314,377  $ 293,643
   Gross profit...................    87,846     70,477     67,531     64,791
   Net loss.......................  (323,213)  (197,080)  (138,008)   (61,667)
   Basic and diluted loss per
    share (1)..................... $   (0.96) $   (0.59) $   (0.43) $   (0.20)
   Shares used in computation of
    basic and
    diluted loss per share........   338,389    332,488    322,340    313,794

                                        Year Ended December 31, 1998
                                   ------------------------------------------
                                    Fourth      Third     Second      First
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------  ---------  ---------  ---------
                                    (in thousands, except per share data)
   Net sales...................... $ 252,829  $ 153,648  $ 115,981  $  87,361
   Gross profit...................    53,353     34,825     26,188     19,298
   Net loss.......................   (46,427)   (45,171)   (22,579)   (10,369)
   Basic and diluted loss per
    share (1)..................... $   (0.15) $   (0.15) $   (0.08) $   (0.04)
   Shares used in computation of
    basic and diluted
    loss per share................   308,778    301,405    292,554    282,636

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

ITEM 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Information regarding our executive officers required by Item 10, Part III, is set forth in Item 1 of Part I herein under the caption "Executive Officers and Directors." Information required by Item 10, Part III, regarding our directors is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 23, 2001, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11. Executive Compensation

  Information required by Item 11, Part III, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 23, 2001, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information required by Item 12, Part III, is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 23, 2001, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

  Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our annual meeting of stockholders to be held on May 23, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) List of Documents Filed as a Part of This Report:

    (1) Index to Consolidated Financial Statements:

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for each of the three years ended December 31, 2000

      Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000

      Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended December 31, 2000

      Notes to Consolidated Financial Statements

    (2) Index to Financial Statement Schedules:

      Schedule II Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

    (3) Index to Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
          10-Q for the period ending March 31, 2000).

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

   4.4   Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and
          The Bank of New York, as trustee, including the form of 4 3/4%
          Convertible Subordinated Note Due 2009 attached as Exhibit A thereto
          (incorporated by reference to the Company's Current Report on Form 8-
          K dated February 3, 1999).

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


 Exhibit
 Number                                Description
 -------                               -----------
 10.1+   Amended and Restated 1994 Stock Option Plan (version as of December
          20, 1996 for Amended and Restated Grants and version as of December
          20, 1996 for New Grants) (incorporated by reference to the Company's
          Registration Statement on Form S-1 (Registration No. 333-23795) filed
          March 24, 1997).

 10.2+   1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A, filed with the
          Securities and Exchange Commission on March 29, 2000).

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

 10.8+   Investor Rights Agreement, dated as of June 21, 1996, by and among the
          Company, Kleiner Perkins Caufield & Byers VIII, KPCB Information
          Sciences Zaibatsu Fund II and Jeffrey P. Bezos (incorporated by reference to the Company's Registration Statement on Form S-1
          (Registration No. 333-23795) filed March 24, 1997).

 10.9+   Offer Letter of Employment to Warren C. Jenson dated September 4,
          1999, as amended and restated September 30, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
          Ended December 31, 1999).

 10.10+  Offer Letter of Employment to Jeff Wilke, dated September 2, 1999
          (incorporated by reference to the Company's Annual Report on Form 10-
          K for the Year Ended December 31, 1999).

 10.11+  Offer Letter of Employment to Diego Piacentini, dated January 17,
          2000.

 10.12+  Executive Compensation Letter to Jeff Wilke, dated May 16, 2000
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 2000).

 10.13+  Executive Compensation Letter to Warren Jenson, dated May 16, 2000
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 2000).

 10.14+  Executive Compensation Letter to Mark Britto, dated January 3, 2000.

 10.15+  Executive Compensation Letter to Mark Britto, dated July 27, 2000.

 10.16+  Executive Compensation Letter to Diego Piacentini, dated May 16, 2000.

 12.1    Computation of Ratio of Earnings to Fixed Charges.

 18.1 Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle

 21.1    List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

--------
+  Executive Compensation Plan or Agreement

  (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 21, 2001.

                                          AMAZON.COM, INC.

                                                  /s/ Jeffrey P. Bezos
                                          By: _________________________________
                                                      Jeffrey P. Bezos
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2001.

                 Signature                                      Title
                 ---------                                      -----

         /s/ Jeffrey P. Bezos               Chairman of the Board, President and Chief
___________________________________________  Executive Officer (Principal Executive
             Jeffrey P. Bezos                Officer)

         /s/ Warren C. Jenson               Senior Vice President, and Chief Financial
___________________________________________  Officer (Principal Financial and Accounting
             Warren C. Jenson                Officer)

           /s/ Tom A. Alberg                Director
___________________________________________
               Tom A. Alberg

           /s/ Scott D. Cook                Director
___________________________________________
               Scott D. Cook

           /s/ L. John Doerr                Director
___________________________________________
               L. John Doerr

      /s/ Patricia Q. Stonesifer            Director
___________________________________________
          Patricia Q. Stonesifer

                                AMAZON.COM, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Inventory Valuation Allowance

                                                  Charged/               Balance
                                     Balance at  (Credited)   Inventory  at End
                                     Beginning  to Costs and Disposed or   of
Year Ended                           of Period    Expenses   Written Off Period
----------                           ---------- ------------ ----------- -------
                                                   (in thousands)
December 31, 2000...................  $29,583     $31,095     $(40,225)  $20,453
                                      =======     =======     ========   =======
December 31, 1999...................  $ 4,600     $38,152     $(13,169)  $29,583
                                      =======     =======     ========   =======
December 31, 1998...................  $   800     $ 4,420     $   (620)  $ 4,600
                                      =======     =======     ========   =======

Accounts Receivable Allowance--Customers

                                                  Charged/               Balance
                                     Balance at  (Credited)              at End
                                     Beginning  to Costs and   Amounts     of
Year Ended                           of Period    Expenses   Written Off Period
----------                           ---------- ------------ ----------- -------
                                                   (in thousands)
December 31, 2000...................  $ 3,503     $14,585     $ (2,595)  $15,493
                                      =======     =======     ========   =======
December 31, 1999...................  $   855     $ 3,579     $   (931)  $ 3,503
                                      =======     =======     ========   =======
December 31, 1998...................  $    69     $   863     $    (78)  $   855
                                      =======     =======     ========   =======

Accounts Receivable Allowance--Vendors

                                                  Charged/               Balance
                                     Balance at  (Credited)              at End
                                     Beginning  to Costs and   Amounts     of
Year Ended                           of Period    Expenses   Written Off Period
----------                           ---------- ------------ ----------- -------
                                                   (in thousands)
December 31, 2000...................  $10,337     $12,499     $ (8,703)  $14,133
                                      =======     =======     ========   =======
December 31, 1999...................  $   --      $10,677     $   (340)  $10,337
                                      =======     =======     ========   =======
December 31, 1998...................  $   --      $   --      $    --    $   --
                                      =======     =======     ========   =======

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
          10-Q for the period ending March 31, 2000).

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

   4.4   Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and
          The Bank of New York, as trustee, including the form of 4 3/4%
          Convertible Subordinated Note Due 2009 attached as Exhibit A thereto
          (incorporated by reference to the Company's Current Report on Form 8-
          K dated February 3, 1999).

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

  10.2+ 1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

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


 Exhibit
 Number                                Description
 -------                               -----------
 10.8+   Investor Rights Agreement, dated as of June 21, 1996, by and among the
          Company, Kleiner Perkins Caufield & Byers VIII, KPCB Information
          Sciences Zaibatsu Fund II and Jeffrey P. Bezos (incorporated by reference to the Company's Registration Statement on Form S-1
          (Registration No. 333-23795) filed March 24, 1997).

 10.9+   Offer Letter of Employment to Warren C. Jenson dated September 4,
          1999, as amended and restated September 30, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year
          Ended December 31, 1999).

 10.10+  Offer Letter of Employment to Jeff Wilke, dated September 2, 1999
          (incorporated by reference to the Company's Annual Report on Form 10-
          K for the Year Ended December 31, 1999).

 10.11+  Offer Letter of Employment to Diego Piacentini, dated January 17,
          2000.

 10.12+  Executive Compensation Letter to Jeff Wilke, dated May 16, 2000
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 2000).

 10.13+  Executive Compensation Letter to Warren Jenson, dated May 16, 2000
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 2000).

 10.14+  Executive Compensation Letter to Mark Britto, dated January 3, 2000.

 10.15+  Executive Compensation Letter to Mark Britto, dated July 27, 2000.

 10.16+  Executive Compensation Letter to Diego Piacentini, dated May 16, 2000.

 12.1    Computation of Ratio of Earnings to Fixed Charges.
 18.1 Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle

 21.1    List of Subsidiaries.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

--------
+  Executive Compensation Plan or Agreement