Form 10-Q
period 2001-03-31
AMAZON COM INC
filed 2001-04-27
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 000-22513

AMAZON.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1646860
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734
(Address of principal executive offices, zip code)

(206) 266-1000
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

359,190,802 shares of $0.01 par value common stock outstanding as of April 16, 2001

AMAZON.COM, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2001

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2001	December 31, 2000

ASSETS

Current assets:
Cash and cash equivalents	$ 446,944	$ 822,435
Marketable securities	196,029	278,087
Inventories	155,562	174,563
Prepaid expenses and other current assets	57,175	86,044

Total current assets	855,710	1,361,129
Fixed assets, net	304,179	366,416
Goodwill, net	123,996	158,990
Other intangibles, net	80,424	96,335
Investments in equity-method investees	22,539	52,073
Other equity investments	28,503	40,177
Other assets	54,804	60,049

Total assets	$1,470,155	$2,135,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 257,411	$ 485,383
Accrued expenses and other current liabilities	217,613	272,683
Unearned revenue	93,661	131,117
Interest payable	16,720	69,196
Current portion of long-term debt and other	19,305	16,577

Total current liabilities	604,710	974,956
Long-term debt and other	2,118,856	2,127,464

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—358,847 and 357,140 shares at March 31, 2001 and December 31, 2000, respectively	3,588	3,571
Additional paid-in capital	1,344,083	1,338,303
Deferred stock-based compensation	(10,532)	(13,448)
Accumulated other comprehensive loss	(63,118)	(2,376)
Accumulated deficit	(2,527,432)	(2,293,301)

Total stockholders’ deficit	(1,253,411)	(967,251)

Total liabilities and stockholders’ deficit	$1,470,155	$2,135,169

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Net sales	$ 700,356	$ 573,889
Cost of sales	517,759	445,755

Gross profit	182,597	128,134
Operating expenses:
Fulfillment	98,248	99,463
Marketing	36,638	40,648
Technology and content	70,284	61,244
General and administrative	26,028	26,045
Stock-based compensation	2,916	13,652
Amortization of goodwill and other intangibles	50,831	82,955
Impairment-related and other	114,260	2,019

Total operating expenses	399,205	326,026

Loss from operations	(216,608)	(197,892)
Interest income	9,950	10,126
Interest expense	(33,748)	(27,621)
Other expense, net	(3,884)	(4,774)
Non-cash gains and losses, net	33,857	—

Net interest income (expense) and other	6,175	(22,269)

Loss before equity in losses of equity-method investees, net	(210,433)	(220,161)
Equity in losses of equity-method investees, net	(13,175)	(88,264)

Loss before change in accounting principle	(223,608)	(308,425)
Cumulative effect of change in accounting principle	(10,523)	—

Net loss	$(234,131)	$(308,425)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (0.63)	$ (0.90)
Cumulative effect of change in accounting principle	(0.03)	—

	$ (0.66)	$ (0.90)

Shares used in computation of basic and diluted loss per share	357,424	343,884

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 822,435	$ 133,309

OPERATING ACTIVITIES:
Net loss	(234,131)	(308,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and other amortization	23,073	18,180
Stock-based compensation	2,916	13,652
Equity in losses of equity-method investees, net	13,175	88,264
Amortization of goodwill and other intangibles	50,831	82,955
Non-cash impairment-related and other	62,004	2,019
Amortization of previously unearned revenue	(33,392)	(18,485)
Loss (gain) on sale of marketable securities, net	27	(2,600)
Non-cash gains and losses, net	(33,857)	—
Non-cash interest expense and other	6,572	5,881
Cumulative effect of change in accounting principle	10,523	—
Changes in operating assets and liabilities:
Inventories	19,823	48,389
Prepaid expenses and other current assets	27,334	(3,067)
Accounts payable	(229,758)	(207,229)
Accrued expenses and other current liabilities	(57,762)	(31,538)
Unearned revenue	18,005	614
Interest payable	(52,367)	(8,988)

Net cash used in operating activities	(406,984)	(320,378)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	94,366	380,345
Purchases of marketable securities	(30,378)	(28,856)
Purchases of fixed assets	(19,437)	(26,601)
Investments in equity-method investees and other investments	—	(47,487)

Net cash provided by investing activities	44,551	277,401

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,833	21,359
Proceeds from long-term debt and other	10,000	679,374
Repayment of long-term debt and other	(4,575)	(4,023)
Financing costs	—	(15,895)

Net cash provided by financing activities	11,258	680,815
Effect of exchange-rate changes on cash and cash equivalents	(24,316)	(16,014)

Net increase (decrease) in cash and cash equivalents	(375,491)	621,824

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 446,944	$ 755,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$ 2,298	$ 3,502
Fixed assets acquired under financing agreements	—	4,551
Equity securities received for commercial agreements	331	97,839
Cash paid for interest	86,224	35,835

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

Note 1.    Accounting Policies

    Unaudited Interim Financial Information

        The accompanying financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on available-for-sale investments, unrealized gains and losses on the Euro-based cross-currency swap, cumulative effect of change in accounting principle, and foreign currency translation adjustments. Comprehensive loss was $295 million and $353 million for the three months ended March 31, 2001 and 2000, respectively.

    Loss per Share

        The number of shares used in calculating loss per share for the three months ended March 31, 2001 and 2000 was reduced by 0.6 million and 3.8 million shares, respectively. Such reductions reflect the weighted average number of outstanding shares subject to repurchase. The effect of stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

    Revenues

        Amounts billed to customers for outbound shipping charges are included in net sales and amounted to $82 million and $75 million for the three months ended March 31, 2001 and 2000, respectively.

        During the three months ended March 31, 2001 and 2000, the Company recorded service revenues of $42 million and $23 million, respectively. Included in service revenues for the three months ended March 31, 2001 and 2000 are equity-based service revenues of $9 million and $17 million, respectively, which are associated with private and public securities received and amortized into results of operations.

    Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

        The Company uses derivative financial instruments to hedge the risk of fluctuations in foreign exchange rates between the U.S. dollar and the Euro associated with a portion of its 6.875% Euro-denominated Convertible Subordinated Notes due February 16, 2010 (referred to as “PEACS”). Specifically, the Company has designated a cross-currency swap agreement as a cash flow hedge of the foreign exchange rate risk on a portion of the PEACS. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros in principal of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at the Company’s option at no cost on or after February 20, 2003 if the Company’s stock price is greater than or equal to 84.883 Euros, the conversion price of the PEACS. Each period, a portion of the swap gain or loss included in “Accumulated other comprehensive loss” is reclassified to “Non-cash gains and losses, net” to offset the foreign currency loss or gain attributable to remeasurement of the hedged portion of the PEACS. For the three months ended March 31, 2001, currency swap losses of $4 million were reclassified to offset $4 million of currency gains on the PEACS. The terms of the swap contract have been structured to match the terms of the hedged portion of the PEACS; accordingly, no ineffectiveness is expected over the life of the hedge arrangement. No ineffectiveness was recognized in results of operations for the three months ended March 31, 2001.

        The Company also designated forward purchase agreements as cash flow hedges of the foreign exchange rate risk on a portion of the PEACS’s interest payment due February 16, 2001. Under the forward purchase agreements, the Company agreed to pay $18 million and receive 21 million Euros. The impact on results of operations, relating to forward purchase agreements for the three months ended March 31, 2001, was not significant.

        The Company holds strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized in “Non-cash gains and losses, net” in the period of change. The Company determines the fair value of its warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants. Net warrant gains of $1 million were recognized for the three months ended March 31, 2001.

        The adoption of SFAS No. 133 resulted in cumulative transition losses in “Cumulative effect of change in accounting principle” in the results of operations of $11 million and in “Accumulated other comprehensive loss” of $12 million. Transition losses included in “Cumulative effect of change in accounting principles” are attributable to approximately $3 million in losses reclassified from “Accumulated other comprehensive loss” on warrants previously reported at fair value and classified as available-for-sale, and approximately $8 million in losses on warrants previously reported at cost. No warrant investments are designated as hedging instruments. Transition losses in “Accumulated other comprehensive loss” are attributable to approximately $15 million in losses on the swap agreement designated as a cash flow hedge of a portion of the PEACS offset by the approximately $3 million in losses reclassified to results of operations on derivative instruments not designated as hedging instruments.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2001

        Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period will be recorded to “Non-cash gains and losses, net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge is not allowed under the provisions of SFAS 133, effective January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. This change resulted in a $46 million gain for the three months ended March 31, 2001, consisting of $10 million in gains reclassified from “Accumulated other comprehensive loss” and $36 million attributable to remeasurement of the PEACS during the period.

Note 2.    Marketable Securities

        The following table summarizes, by major security type, the Company’s marketable securities:

	March 31, 2001	December 31, 2000
	At Fair Value
	(in thousands)
Corporate notes and bonds	$ 15,548	$ 17,447
Asset-backed and agency securities	37,729	82,571
Treasury notes and bonds	120,862	142,085
Equity securities	21,890	35,984

	$196,029	$278,087

Note 3.    Fixed assets

        Fixed assets, at cost, consist of the following:

	March 31, 2001	December 31, 2000
	(in thousands)
Computers, equipment and software	$ 266,466	$317,806
Leasehold improvements	101,957	107,367
Leased assets	54,176	51,969
Construction in progress	2,572	4,122

	425,171	481,264
Less accumulated depreciation	(102,607)	(99,244)
Less accumulated amortization on leased assets	(18,385)	(15,604)

Fixed assets, net	$ 304,179	$366,416

        For the three months ended March 31, 2001 and 2000, depreciation of fixed assets was $23 million and $18 million, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $3 million and $2 million, respectively.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2001

Note 4.    Unearned Revenue

        During the three months ended March 31, 2001, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2000	$131,117
Cash received or cash receivable	18,005
Fair value of equity securities received	331
Amortization to revenue	(33,392)
Contract termination, Kozmo.com	(22,400)

Balance, March 31, 2001	$ 93,661

Note 5.    Stock-Based Compensation

        The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations:

	Quarters Ended March 31,
	2001	2000
	(in thousands)
Fulfillment	$ 2	$ 15
Marketing	24	316
Technology and content	2,868	12,829
General and administrative	22	492

	$2,916	$13,652

Note 6.    Impairment-Related and Other

        In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs, streamline its organizational structure, and consolidate certain fulfillment and customer service operations. As a result of this initiative, the Company recorded restructuring and other charges of $114 million during the quarter ended March 31, 2001, and anticipates additional charges, relating to equipment under operating leases to be removed from service and other miscellaneous costs associated with the restructuring, of over $50 million during the quarter ending June 30, 2001. Restructuring and other charges have been classified in “Impairment-related and other” on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical, and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of its technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for equipment no longer utilized. The Company anticipates that each component of the restructuring plan will be substantially complete by June 30, 2001. As of March 31, 2001, 892 employees had been terminated, and actual termination benefits paid were $7 million.

        Costs that relate to ongoing operations are not included as restructuring charges and, accordingly, are not included in “Impairment-related and other.” In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of the Company’s fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of March 31, 2001, there have been no significant inventory writedowns resulting from the restructuring, and none are anticipated.

        For the three months ended March 31, 2001, the charges associated with the Company’s restructuring were as follows (in thousands):

Asset impairments	$ 58,748
Continuing lease obligations	34,292
Termination benefits	15,088
Broker commissions, professional fees and other miscellaneous restructuring costs	6,132

$ 114,260

        Asset impairments were accounted for under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and primarily relate to the closure of the McDonough, Georgia fulfillment center; the write-off of leasehold improvements in vacated corporate office space; and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center, which will be operated only seasonally. Fair value of assets to be disposed was measured based on expected salvage value less costs to sell. Assets held for continued use were measured using discounted estimates of future cash flows. Impairments for assets to be disposed and assets held for continued use were $57 million and $2 million, respectively, and as of March 31, 2001, the remaining carrying amounts were $3 million and $0, respectively. The asset impairment amount included $48 million, $10 million and $1 million of computers, equipment and software; leasehold improvements; and construction in progress, respectively. Assets to be disposed are expected to be sold or abandoned, depending on resale market conditions, within the next 12 months.

        Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology hardware removed from service as part of the migration to a Linux-based operating platform, and the unutilized portion of the Company’s back-up data center. The Company is actively seeking third-parties to sub-lease abandoned equipment and facilities. Amounts expensed relating to lease obligations represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease payments.

        Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring, as well as $2.5 million of the Company’s common stock contributed to a trust for the benefit of terminated employees. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring costs include professional fees, decommissioning costs of vacated facilities, broker commissions and other miscellaneous expenses directly attributable to the restructuring.

        At March 31, 2001, the accrued liability associated with the restructuring charges for the quarter ended March 31, 2001 was $47 million and consisted of the following (in thousands):

Lease obligations	$34,667
Termination benefits	8,445
Broker commissions, professional fees and other miscellaneous restructuring costs	4,121

$47,233

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2001

Note 7.    Non-Cash Gains and Losses, Net

        Non-cash gains and losses, net were recorded for the three months ended March 31, 2001 and resulted in a net gain of $34 million, which included the following (in thousands):

Contract termination, Kozmo.com	$ 22,400
Foreign-currency gain, PEACS	45,814
Non-cash impairment losses	(36,168)
Warrant remeasurement and other	1,811

$ 33,857

        During the three months ended March 31, 2001, the Company terminated its commercial agreement with Kozmo.com. This termination was effective on February 5, 2001. In connection with the termination of the commercial agreement, the Company recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, the Company made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for its investment under the equity method of accounting. Pursuant to the equity method of accounting, the Company recorded its share of Kozmo.com losses, which, during 2000, reduced the basis in the Company’s investment to zero. Accordingly, at the time Kozmo.com announced its intentions to cease operations, April 12, 2001, the Company did not have any further loss exposure relating to its investment. The Company does not expect to recover any portion of its investment in Kozmo.com.

        Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period will be recorded to “Non-cash gains and losses, net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge is not allowed under the provisions of SFAS 133, effective January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. This change resulted in a $46 million gain for the three months ended March 31, 2001, consisting of $10 million in gains reclassified from “Accumulated other comprehensive loss” and $36 million attributable to remeasurement of the PEACS during the period.

        The Company also recorded a non-cash impairment loss, which totaled $36 million, relating to other-than-temporary declines in its equity investments in Webvan Group, Inc., Sotheby’s Holdings, Inc., WeddingChannel.com and drugstore.com. These other-than-temporary declines were recorded to reflect the investments at fair value.

        Other non-cash gains recorded during the three months ended March 31, 2001 were primarily related to the acquisitions of certain investees by unrelated third parties, and the recording to fair value of the Company’s warrant investments consistent with SFAS 133.

        No comparable non-cash gains and losses were recorded during the three months ended March 31, 2000.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2001

Note 8.    Commitments and Contingencies

    Legal Proceedings

        During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which were consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet’s tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. On or about April 20, 2001, the Court preliminarily approved a settlement of the consolidated class action. The settlement is subject to final approval by the Court.

        Also in 2000, the Federal Trade Commission requested information and documents regarding Alexa Internet’s practices and opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether the Company engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa. The Company has cooperated voluntarily with the Commission’s investigation and will continue to do so if the Commission has further questions.

        As previously reported, the Company has received informal inquiries from the Securities and Exchange Commission Staff with respect to accounting treatment and disclosures for some of its initial strategic partner transactions and has been cooperating with the SEC Staff in responding to those inquiries. The Company has reviewed its accounting treatment for the transactions with the Company’s independent auditors and the SEC Staff, and believes its accounting treatment and disclosures were appropriate.

        A number of purported class action complaints were filed by stockholders against the Company and some of its senior officers in March and April of 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company’s financial and accounting disclosures in 2000 and early 2001, including disclosures regarding some of the Company’s strategic partner transactions. The complaints further allege that the defendants’ conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

        Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

        From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

Note 9.    Stockholders’ Deficit

    Stock Options

        During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of 31 million employee stock options with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer results in variable accounting treatment for approximately 15 million stock options, which includes options granted under the exchange offer and options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will continue until all options subject to variable accounting treatment are either exercised, cancelled or expired. Variable accounting treatment will result in unpredictable charges, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock. As the quoted price of the Company’s common stock at March 31, 2001 did not exceed the exercise price of any option subject to variable accounting treatment, no variable accounting related compensation expense was recorded for the three months ended March 31, 2001. The option exchange offer, together with cancellations, new grants and exercises during the current quarter, resulted in a net decrease to the number of shares issuable upon option exercises from approximately 70 million shares, or 20% of the Company’s outstanding common stock, to approximately 45 million shares, or 12% of the Company’s outstanding common stock as of March 31, 2001.

    Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of the following:

	March 31, 2001	December 31, 2000
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(41,137)	$(2,468)
Unrealized losses on Euro-based currency swap	(21,419)	—
Foreign currency translation gains (losses), net	(562)	92

	$(63,118)	$(2,376)

        Accumulated other comprehensive loss relating to the Euro-based currency swap at March 31, 2001 includes a cumulative transition loss of $15 million recognized upon the adoption of SFAS No. 133, as well as a $10 million loss relating to the remeasurement to fair value of the swap as of March 31, 2001, offset by a reclassification to results of operations of $4 million, which offsets the currency gains of $4 million on the hedged portion of the PEACS.

Note 10.    Segment Information

        In January 2001, the Company began presenting information to its chief operating decision maker in four segments: U.S. Books, Music and DVD/Video, U.S. Electronics, Tools and Kitchen, International and Services. Accordingly, the Company is now disclosing its segment financial information along these lines. Allocation methodologies are consistent with past presentations, and prior period amounts have been reclassified to conform with current period presentation. The U.S. Books, Music and DVD/Video segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com for books, music and DVD/video products, including amounts earned on sales of similar products sold through Amazon Marketplace and gross product revenue from the Company’s forthcoming strategic alliance with Borders Group. The U.S. Electronics, Tools and Kitchen segment includes revenues, direct costs, and cost allocations associated with www.amazon.com retail sales of consumer electronics, camera and photo items, software, computer and video games, wireless products, tools and hardware, outdoor living items, kitchen and housewares products and toys sold other than through the Company’s Toysrus.com strategic alliance and new initiatives. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products sold through Amazon Marketplace. The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business strategic relationships, including the Company’s strategic alliance with Toysrus.com, and miscellaneous advertising revenues, as well as amounts earned from Auctions, zShops and Payments. The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the Company’s four internationally-focused sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp.

        Service revenues during the three months ended March 31, 2001 related primarily to commercial agreements with Toysrus.com and drugstore.com. Included in service revenues for the three months ended March 31, 2001 and 2000 are equity-based revenues of $9 million and $17 million, respectively, which are associated with private and public securities received and amortized into results of operations.

        Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Three Months Ended March 31, 2001:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	International	Services		Consolidated
Net sales	$409,586	$116,507	$ 526,093	$132,105	$42,158		$ 700,356
Gross profit	109,119	17,220	126,339	28,050		28,208		182,597
Pro forma income (loss) from operations	27,625	(45,833)	(18,208)	(34,569)		4,176		(48,601)
Other non-cash operating expenses								(168,007)
Net interest expense and other								6,175
Equity in losses of equity-method investees, net								(13,175)
Cumulative effect of change in accounting principle								(10,523)

Net loss								$(234,131)

Three Months Ended March 31, 2000:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	International	Services		Consolidated
Net sales	$401,415	$ 74,596	$ 476,011	$ 75,132	$22,746		$ 573,889
Gross profit	82,855	7,059	89,914	16,036		22,184		128,134
Pro forma loss from operations	(2,425)	(67,249)	(69,674)	(27,448)		(2,144)		(99,266)
Other non-cash operating expenses								(98,626)
Net interest expense and other								(22,269)
Equity in losses of equity-method investees, net								(88,264)
Cumulative effect of change in accounting principle								—

Net loss								$(308,425)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating profitability, net sales, gross margin, certain operating expenses, improvement in operating loss and cash, cash equivalents and marketable securities balances, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the rate of growth of the Internet and online commerce and the U.S. and global economies in general, the amount that we invest in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, risks of inventory management, and risks of distribution and fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the section entitled “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Results of Operations

    Net Sales

        Net sales includes the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; service revenues earned in connection with our business-to-business strategic relationships; and commissions earned from our Amazon Marketplace, Auctions, zShops, Payments and other service initiatives.

        Net sales were $700 million and $574 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 22%. Increases in absolute dollars of net sales during the first quarter of 2001 are primarily due to increased unit sales in our U.S. Electronics, Tools and Kitchen and International segments, enhancements and additions to our product offerings, and increases in our service revenues.

        Net sales for our U.S. Books, Music and DVD/Video segment were $410 million and $401 million for the three months ended March 31, 2001 and 2000, respectively. Included in net sales for this segment are U.S.-based consumer products sales and related shipping charges for our books, music and DVD/video products, including amounts earned on sales of similar products sold through Amazon Marketplace, and gross product revenue from our forthcoming strategic alliance with Borders Group. The growth rate in comparison to the same period in the prior year for the U.S. Books, Music and DVD/Video segment was 2%. The growth rate reflects several factors, including the increasing revenue base of this segment, a continuing focus on balancing revenue growth with operating efficiency, a shift in marketing strategy aimed to expand our business beyond this segment, and a general slowdown in consumer spending.

        Net sales for our Electronics, Tools and Kitchen segment were $117 million and $75 million for the three months ended March 31, 2001 and 2000, respectively. Included in net sales for this segment are U.S.-based consumer products sales and related shipping charges for our consumer electronics, camera and photo items, software, computer and video games, tools and hardware, lawn and patio items, kitchen products and wireless products, and toys sold other than through our strategic alliance with Toysrus.com. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products sold through Amazon Marketplace. The growth rate in comparison to the same period in the prior year for the Electronics, Tools and Kitchen segment was 56%. Included in the prior year comparative period were Internet-related product sales of toys, a product line that was largely discontinued in connection with our strategic alliance with Toysrus.com. Growth in net sales for our Electronics, Tools and Kitchen segment reflects a significant increase in units sold by our electronics and home improvement stores in comparison with the same period in 2000, as well as enhancements to our existing product offerings with our addition of kitchen and wireless products.

        Net sales for our International segment were $132 million and $75 million for the three month period ended March 31, 2001 and 2000, respectively, and were comprised primarily of books, music and DVD/video consumer product sales and related shipping charges to our customers. The International segment includes sales from our www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp Web sites, including their export sales into the United States. The annual growth in our International segment was 76% in comparison with the same quarter in the prior year, which reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. Sales to customers outside the United States, including export sales from www.amazon.com, represented approximately 26% and 24% of consolidated net sales for the three months ended March 31, 2001 and 2000, respectively.

        Net sales for our Services segment were $42 million and $23 million for the three months ended March 31, 2001 and 2000, respectively. Net sales for our Services segment include amounts earned in connection with our business-to-business strategic relationships, as well as amounts earned through Auctions, zShops and Payments. The growth rate in comparison to the same period in the prior year in our Services segment was 85%, which is related primarily to our business-to-business strategic relationship with Toysrus.com. Included in service revenues for the three months ended March 31, 2001 and 2000 are equity-based service revenues of $9 million and $17 million, respectively, which are associated with private and public securities received and amortized into results of operations. In accordance with accounting principles generally accepted in the United States, the fair value of securities received is generally determined at the date the related commercial agreement is consummated; revenue is generally recognized over the corresponding service periods based on initial valuations, and is not adjusted due to fluctuations in the fair value of the securities. However, if securities received after March 16, 2000, including any future securities we may receive, are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the related commercial agreement, the fair value is determined as of the date the respective forfeiture or vesting provisions lapse, pursuant to Emerging Issues Task Force Issue 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”

        Shipping revenue across all segments was $82 million and $75 million for the three months ended March 31, 2001 and 2000, respectively. Increases in shipping revenue in 2001 correspond with increases in unit sales, offset by our periodic free and reduced shipping promotions.

        We expect net sales to grow year over year to between $650 million and $700 million for the quarter ending June 30, 2001, and for the full year ended December 31, 2001, we expect net sales to increase between 20% and 30% in comparison with the full year ended December 31, 2000. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

    Gross Profit

        Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies, and costs associated with our service revenues. Costs associated with our service revenues include employee costs associated with the creation and maintenance of content for co-branded Web sites, fulfillment-related costs to ship products on behalf of our service partners, and other associated costs.

        Gross profit was $183 million and $128 million for the three months ended March 31, 2001 and 2000, respectively, which represents an increase of 43%. Increases in absolute dollars of gross profit during the first quarter of 2001 primarily reflect improvements in inventory management and product sourcing, increased unit sales in our existing stores and increases in our service revenues from strategic partners. For the three months ended March 31, 2001 and 2000, excluding the results of our Services segment, gross margin would have been 23% and 19%, respectively, as compared with an overall gross margin of 26% and 22%, respectively.

        Gross profit for our U.S. Books, Music and DVD/video segment was $109 million and $83 million for the three months ended March 31, 2001 and 2000, respectively, which represents an increase of 32%. Gross margin for these same periods was 27% and 21%, respectively. Improvements in gross margin primarily reflect our efforts to improve product sourcing as we continued to increase the percentage of products sourced directly from publishers, as well as from a favorable mix in customer discounts and lower inventory charges as a percent of sales.

        Gross profit for our Electronics, Tools and Kitchen segment was $17 million and $7 million for the three months ended March 31, 2001 and 2000, respectively, which represents an increase of 144%. Gross margin for these same periods was 15% and 9%, respectively. Improvements in gross margin primarily reflect our efforts to improve sourcing arrangements, the introduction of new product categories, and through improved inventory management.

        Gross profit for our International segment was $28 million and $16 million for the three months ended March 31, 2001 and 2000, respectively, which represents an increase of 75%. Gross margin for each of these periods was 21%. The increase in our absolute gross profit dollars reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with the same quarter in the prior year, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000.

        Gross profit for our Services segment was $28 million and $22 million for the three months ended March 31, 2001 and 2000, respectively, an increase of 27%, and representing gross margins of 67% and 98%, respectively. Gross profit from our Services segment largely corresponds with revenues earned from our business-to-business strategic relationships. Included in service revenues for the three months ended March 31, 2001 and 2000 are equity-based revenues of $9 million and $17 million, respectively, which are associated with private and public securities received and amortized into results of operations. The decline in service margin relates primarily to costs associated with our strategic relationship with Toysrus.com.

        Shipping gross loss was $5 million for the three months ended March 31, 2001 and slightly positive for the three months ended March 31, 2000. The gross loss in shipping in the first quarter of 2001 was due, in part, to a higher revenue mix from countries and product lines that offer free-shipping or low margin shipping, including selective free-shipping promotions in the U.S.; well-publicized rate increases and fuel-surcharges from our major suppliers; and higher split and long-zone shipments due to network imbalances created by the closure of our fulfillment center in McDonough, Georgia, and the seasonal closure of our fulfillment center in Seattle, Washington. We expect that our fulfillment network balancing will be substantially complete by the end of April 2001. We continue to measure our shipping results relative to their impact on our overall financial results, and we will from time to time continue offering shipping promotions to our customers and may continue to experience fluctuating margins from shipping activities.

        We expect our overall gross margin to be between 23% and 26% of net sales for the quarter ending June 30, 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

    Fulfillment

        Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees; and responding to inquiries from customers. Fulfillment costs were $98 million and $99 million for the three months ended March 31, 2001 and 2000, respectively, representing 14% and 17% of net sales for the corresponding periods. Excluding net sales from our services segment, fulfillment costs represent 15% and 18% of net sales for the three months ended March 31, 2001 and 2000, respectively. We expect our fulfillment costs to decline in the future due to our continued efforts to improve operational efficiency and organizational restructuring plan, in which we will close our fulfillment center in McDonough, Georgia, close our customer service centers in Seattle, Washington, and The Hague, Netherlands, and operate seasonally our fulfillment center in Seattle, Washington. See the section entitled “Additional Factors That May Affect Future Results.”

    Marketing

        Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $37 million and $41 million, representing 5% and 7% of net sales, for the three months ended March 31, 2001 and 2000, respectively.

    Technology and Content

        Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $70 million and $61 million for the three months ended March 31, 2001 and 2000, respectively, representing 10% and 11% of net sales for the corresponding periods. The increase in absolute dollars spent during 2001 primarily reflect of our on-going enhancements to the features, content and functionality of our Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. These increases were also attributable to our new product offerings and worldwide expansions of existing product offerings, as well as costs associated with our www.amazon.fr and www.amazon.co.jp sites, which were launched during the second half of 2000. We expect to continue to invest in technology and improvements in our Web sites during the remainder of 2001, which may include, but is not limited to, offering additional product categories to our customers, as well as potentially continuing our international expansion.

    General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $26 million during each of the three months ended March 31, 2001 and 2000, respectively, representing 4% and 5% of net sales for the corresponding periods, respectively. In connection with our operational restructuring plan, we reduced the number of positions in finance and administrative roles and consolidated our corporate office locations. We expect our operational restructuring to provide cost savings in the future, but such cost savings will be partially or fully offset by incremental hiring, performance and cost-of-living payroll increases, and other factors. See the section entitled “Additional Factors That May Affect Future Results.”

    Stock-Based Compensation

        Stock-based compensation is comprised of the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain of our acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation also includes stock-based charges such as option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation was $3 million and $14 million for the three months ended March 31, 2001 and 2000, respectively. The decline in stock-based compensation during the first quarter of 2001 resulted from the full vesting and corresponding amortization of deferred stock-based compensation by employees associated with certain of our acquired businesses.

        During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of 31 million employee stock options with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer results in variable accounting treatment for approximately 15 million stock options, which includes options granted under the exchange offer and options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are either exercised, cancelled or expired. Variable accounting treatment will result in unpredictable charges, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. As the quoted price of our common stock at March 31, 2001 did not exceed the exercise price of any option subject to variable accounting treatment, no variable accounting related compensation expense was recorded for the three months ended March 31, 2001. The option exchange offer, together with cancellations, new grants and exercises during the current quarter, resulted in a net decrease to the number of shares issuable upon option exercises from approximately 70 million shares, or 20% of our outstanding common stock, to approximately 45 million shares, or 12% of our outstanding common stock as of March 31, 2001.

    Amortization of Goodwill and Other Intangibles

        Amortization of goodwill and other intangibles was $51 million and $83 million for the three months ended March 31, 2001 and 2000, respectively. During the fourth quarter of 2000, we recorded an impairment on goodwill and other intangibles relating to certain of our 1999 acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during the first quarter of 2001, and will continue to reduce the amortization expense, relating to these 1999 acquisitions, going forward. The Financial Accounting Standards Board has tentatively decided to require use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Board also indicated that any intangible assets that do not meet specific criteria for separate recognition will be subsumed into goodwill upon adoption. The Board expects to complete its deliberations and issue a final Statement, effective as of June 30, 2001. Should the Board reverse its tentative decision, goodwill and other intangibles would continue to be amortized, until fully depleted, over their remaining useful lives, which averages approximately two years.

    Impairment-Related and Other

        Impairment-related and other expenses were $114 million and $2 million for the three months ended March 31, 2001 and 2000, respectively. In the first quarter of 2001, we began implementation of our operational restructuring plan to reduce our operating costs, streamline our organizational structure, and consolidate certain of our fulfillment and customer service operations. As a result of this operational restructuring, we recorded restructuring and other charges of $114 million during the quarter ended March 31, 2001, and anticipate additional charges of over $50 million during the quarter ending June 30, 2001. This initiative involves the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. We anticipate that each component of the restructuring plan will be substantially complete by June 30, 2001. As of March 31, 2001, 892 employees had been terminated, and actual termination benefits paid were $7 million.

        Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Impairment-related and other.” In accordance with EITF 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of March 31, 2001, there have been no significant inventory writedowns resulting from the restructuring, and none are anticipated.

        For the three months ended March 31, 2001, the charges associated with our restructuring were as follows (in thousands):

Asset impairments	$ 58,748
Continuing lease obligations	34,292
Termination benefits	15,088
Broker commissions, professional fees and other miscellaneous restructuring costs	6,132

$114,260

        Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed, we estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. We are actively seeking third-party buyers for the assets held for disposal.

        Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology hardware removed from service as part of the migration to a new Linux-based operating platform, and the unutilized portion of our back-up data center. Where possible, we are actively seeking third-parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases.

        Termination benefits are comprised of severance-related payments for all employees to be terminated in connection with the operational restructuring, as well as $2.5 million of the Company’s common stock contributed to a trust fund for the benefit of terminated employees. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring costs include professional fees, decommissioning costs of vacated facilities, broker commissions and other miscellaneous expenses directly attributable to the restructuring.

        Cash payments resulting from the restructuring during the three months ended March 31, 2001 were $10 million. We anticipate the restructuring charges, including over $50 million of charges expected to be recorded during the three months ending June 30, 2001, will result in the following net cash outflows (in thousands):

	Leases	Termination Benefits	Other	Total
Year Ending December 31,
2001	$33,728	$12,160	$ 9,186	$55,074
2002	30,258	78	1,024	31,360
2003	4,078	—	2	4,080
2004	1,514	—	1	1,515
2005	1,474	—	—	1,474
Thereafter	6,007	—	—	6,007

Total estimated cash outflows	$77,059	$12,238	$10,213	$99,510

    Loss from Operations

Our loss from operations was $217 million and $198 million for the three months ended March 31, 2001 and 2000, respectively. Excluding the restructuring charges included in “Impairment-related and other,” our loss from operations would have been $102 million for the three months ended March 31, 2001. Excluding the restructuring charges, the improvement in operating loss in comparison with the prior period was primarily due to increases in gross profit dollars and the declines in non-cash charges such as amortization of goodwill and other intangibles.

    Net Interest Expense and Other

        Net interest expense and other, excluding “Non-cash gains and losses,” was $28 million and $22 million for the three months ended March 31, 2001 and 2000, respectively. Included in this category was interest income of $10 million for each period, and interest expense of $34 million and $28 million for the three months ended March 31, 2001 and 2000, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments. The increase in interest expense during the 2001 period is primarily related to our February 2000 issuance of 690 million Euros of 6.875% Convertible Subordinated Notes due 2010, also known as PEACS (the “PEACS”). Other components of interest expense include our February 1999 issuance of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”), and our May 1998 issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the “Senior Discount Notes”).

    Non-Cash Gains and Losses

        Non-cash gains and losses were recorded for the three months ended March 31, 2001 and resulted in a net gain of $34 million, which includes a gain of $22 million associated with the termination of our services contract with Kozmo.com, and a gain of $46 million on the remeasurement of our PEACS due to fluctuations in currency exchange rates. These gains were offset by non-cash impairment losses of $36 million relating to other-than-temporary declines in the fair value of Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com and drugstore.com. Other non-cash gains recorded during the three months ended March 31, 2001 were primarily related to the acquisitions of certain investees by unrelated third parties, and the recording to fair value of our warrant investments consistent with SFAS 133.

        During the quarter ended March 31, 2001, we terminated our commercial agreement with Kozmo.com. This termination was effective on February 5, 2001. In connection with the termination of the commercial agreement, we recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, we made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for our investment under the equity method of accounting. Pursuant to the equity method of accounting, we recorded our share of Kozmo.com losses, which, during 2000, reduced the basis in our investment to zero. Accordingly, at the time Kozmo.com announced its intentions to cease operations, April 12, 2001, we did not have any further loss exposure relating to our investment. We do not expect to recover any portion of our investment in Kozmo.com.

        No comparable non-cash gains and losses were recorded during the three months ended March 31, 2000.

        As of March 31, 2001, our basis in equity securities was $73 million, including $22 million classified as “Marketable securities,” $23 million classified as “Investments in equity-method investees,” and $28 million classified as “Other equity investments.”

    Equity in Losses of Equity-Method Investees

        Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of equity-method losses was $13 million and $88 million for the three months ended March 31, 2001 and 2000, respectively. Equity-method losses reduce our underlying investment balances until the recorded basis is reduced to zero. As of March 31, 2001, our basis in equity-method investments was $23 million. Accordingly, as equity-method losses are only recorded until the underlying investments are reduced to zero, we expect equity-method losses to continue to decline during the remainder of 2001.

    Income Taxes

        We provided for an immaterial amount of current and deferred U.S. federal, state or foreign income taxes for the current and prior period. We provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realization.

    Pro Forma Results of Operations

        We provide certain pro forma information regarding our results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and impairment-related and other charges. We also provide certain pro forma information regarding our net loss which excludes non-cash gains and losses, net; equity in losses of equity-method investees, net; cumulative effect of change in accounting principle; as well as the amounts excluded from pro forma operating results. This pro forma information is not presented in accordance with accounting principles generally accepted in the United States.

        Pro forma results, and certain cash flow information for the three months ended March 31, 2001 and 2000 were as follows (in thousands, except per share data):

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$ 700,356	$ —	$ 700,356	$ 573,889	$ —	$ 573,889
Cost of sales	517,759	—	517,759	445,755	—	445,755

Gross profit	182,597	—	182,597	128,134	—	128,134
Operating expenses:
Fulfillment	98,248	—	98,248	99,463	—	99,463
Marketing	36,638	—	36,638	40,648	—	40,648
Technology and content	70,284	—	70,284	61,244	—	61,244
General and administrative	26,028	—	26,028	26,045	—	26,045
Stock-based compensation	2,916	(2,916)	—	13,652	(13,652)	—
Amortization of goodwill and other intangibles	50,831	(50,831)	—	82,955	(82,955)	—
Impairment-related and other	114,260	(114,260)	—	2,019	(2,019)	—

Total operating expenses	399,205	(168,007)	231,198	326,026	(98,626)	227,400

Loss from operations	(216,608)	168,007	(48,601)	(197,892)	98,626	(99,266)
Interest income	9,950	—	9,950	10,126	—	10,126
Interest expense	(33,748)	—	(33,748)	(27,621)	—	(27,621)
Other expense, net	(3,884)	—	(3,884)	(4,774)	—	(4,774)
Non-cash gains and losses, net	33,857	(33,857)	—	—	—	—

Net interest expense and other	6,175	(33,857)	(27,682)	(22,269)	—	(22,269)

Loss before equity in losses of equity-method investees	(210,433)	134,150	(76,283)	(220,161)	98,626	(121,535)
Equity in losses of equity-method investees, net	(13,175)	13,175	—	(88,264)	88,264	—

Net loss before change in accounting principle	(223,608)	147,325	(76,283)	(308,425)	186,890	(121,535)
Cumulative effect of change in accounting principle	(10,523)	10,523	—	—	—	—

Net loss	$(234,131)	$ 157,848	$ (76,283)	$(308,425)	$186,890	$(121,535)

Cash used in operating activities	$(406,984)		$(406,984)	$(320,378)		$(320,378)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (0.63)		$ (0.21)	$ (0.90)		$ (0.35)
Cumulative effect of change in accounting principle	(0.03)		—	—		—

	$ (0.66)		$ (0.21)	$ (0.90)		$ (0.35)

Shares used in computation of basic and diluted loss per share	357,424		357,424	343,884		343,884

        We are providing pro forma results for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

        We expect pro forma operating losses in absolute dollars to be flat to slightly improved for the quarter ended June 30, 2001 in comparison with the quarter ended March 31, 2001. We also expect pro forma operating losses to be between 3 and 6 percent of net sales for the year ended December 31, 2001, with pro forma operating profitability expected in the fourth quarter of 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

        Our cash and cash equivalents balance was $447 million and $822 million, and our marketable securities balance was $196 million and $278 million, at March 31, 2001 and December 31, 2000, respectively.

        Net cash used by operating activities in the first quarter of 2001 was $407 million. This was primarily attributable to the net loss for the quarter of $234 million, and cash outflows resulting from changes in operating assets and liabilities of $275 million. These outflows were partially offset by net non-cash charges totaling $102 million, primarily related to depreciation, stock-based compensation, equity in losses of equity-method investees, amortization of goodwill and other intangibles, impairment-related and other costs, amortization of unearned revenue, investment gains and losses, cumulative effect of change in accounting principle, and interest expense. Cash outflows resulting from changes in operating assets and liabilities was primarily related to the decreases in accounts payable of $230 million and interest payable of $52 million, offset by decreases in inventories and prepaid expenses and other current assets of $20 million and $27 million, respectively. For the quarter ended March 31, 2000, net cash used from operating activities was $320 million.

        Net cash provided by investing activities in the first quarter of 2001 was $45 million and consisted of net sales of marketable securities of $64 million, offset by purchases of fixed assets of $19 million. Net cash used in investing activities during the quarter ended March 31, 2000 was $277 million, and consisted of net purchases of marketable securities of $351 million, purchases of fixed assets of $27 million, and cash paid for investments in equity-method investees and other investments of $47 million.

        Net cash provided by financing activities in the first quarter of 2001 was $11 million relating primarily to proceeds of $6 million from exercises of stock options and $10 million from a sales-leaseback transaction, offset by repayments of long-term debt of $5 million, relating to capital lease obligations. Net cash provided by financing activities of $681 million for the quarter ended March 31, 2000 was primarily related to our issuance of 690 million Euros of PEACS, net of financing costs of $16 million, and proceeds of $21 million from exercises of stock options, offset by repayments of long-term debt of $4 million, relating to capital lease obligations.

        During the three months ended March 31, 2001, cash equivalents and marketable securities was reduced by $32 million primarily from the impact of foreign exchange rate fluctuations on our Euro-denominated investments.

        As of March 31, 2001, our principal sources of liquidity consisted of $643 million of cash, cash equivalents and marketable securities. As of that date, our principal commitments consisted of obligations totaling $2.1 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, as well as $0.8 billion in obligations related to operating leases, trade payables, and commitments for advertising and promotional arrangements.

        We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. We expect that our cash, cash equivalents and marketable securities balance will be approximately $600 million at June 30, 2001 and approximately $900 million at December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Strategic Partnerships

        In the Fall of 1999, we began entering into commercial agreements with select strategic partners that involves the sale of their products and services on co-branded sections of our Web site as well as other promotional services, such as advertising placements and customer referrals. As compensation for the services we provide under these agreements, we receive cash, equity securities of these strategic partners, or a combination of the two. In some cases, we have also made separate investments in these partners by making cash payments in exchange for their equity securities. During the quarter ended March 31, 2001, we received cash payments or recorded cash receivables of $18 million as unearned revenue. During the three months ended March 31, 2001, equity securities in the amount of $331 thousand were received as compensation for current and future services. Service revenue recognized during the three months ended March 31, 2001 and 2000 was $42 million and $23 million, respectively, which consisted of equity-based consideration of $9 million and $17 million, respectively, which is associated with private and public securities received and amortized into results of operations.

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

        The fair value of these securities, less the net amount of cash we paid for them, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with our strategic partners. We do not adjust unearned revenue to give effect to either increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture were not received or modified after March 16, 2000, pursuant to Emerging Issues Task Force Issue 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services”). Therefore, the value of equity securities recorded as unearned revenue could decline in value significantly after the initial measurement is made. We have in the past experienced, and may experience in the future, losses with respect to investments in strategic partners that are not equity method investees as a result of either liquidation of such investments at a loss or provision for an other-than-temporary decline in the fair value of these investments. See “Non-cash Gains and Losses.” We amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. We may, in the future, enter into further amendments of our commercial agreements. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these strategic relationships.

        As of March 31, 2001, our basis in equity securities was $73 million, including $22 million classified as “Marketable securities,” $23 million classified as “Investments in equity-method investees,” and $28 million classified as “Other equity investments.”

        “Unearned revenue” decreased from $131 million at December 31, 2000 to $94 million at March 31, 2001. This decline in “Unearned revenue” is primarily due to the amortization of $33 million of previously unearned revenue and the write-off of unearned revenue due to the contract termination with Kozmo.com, offset by the receipt of cash consideration and equity warrant of $18 million and $331 thousand, respectively. The revenue is termed “unearned” because it is received in advance of our performance of certain services we have agreed to provide in the future. We have recognized $33 million of revenue during the quarter ended March 31, 2001 that was previously categorized as being “unearned.” We have also recognized previously unearned revenue of $22 million associated with the termination of our commercial agreement with Kozmo.com, which was included in “Non-cash gains and losses, net” on the accompanying consolidated statements of operations. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period.

Additional Factors That May Affect Future Results

        The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We Have an Accumulated Deficit and Anticipate Further Losses

        We have incurred significant losses since we began doing business. As of March 31, 2001, we had an accumulated deficit of $2.5 billion and our stockholders’ equity was a deficit of $1.2 billion. We are incurring substantial operating losses and, notwithstanding the recent performance of certain of our segments, we may continue to incur such losses for the foreseeable future. Our historical company-wide revenue growth rates are not sustainable and our percentage growth rate will decrease in the future.

We Have Significant Indebtedness

        As of March 31, 2001, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.1 billion. We make annual or semi-annual interest payments on the indebtedness under our senior discount notes and our two tranches of convertible notes, which are due in 2008, 2009 and 2010, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in our business and competition; and react in the event of an economic downturn.

        We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. In addition, our 6.875% Convertible Subordinated Notes due 2010, also known as “PEACS,” are denominated in Euros, not dollars, and the exchange ratio between the Euro and the dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the Euro/dollar exchange ratio may adversely affect us. Furthermore, we have invested some of the proceeds from the PEACS in Euro-denominated cash equivalents and marketable securities, accordingly, as the Euro/dollar exchange ratio varies, cash equivalents and marketable securities, when translated, may differ materially from expectations.

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

        As these e-commerce market segments continue to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. We also expect that competition in the e-commerce market channel will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our operating profits, or diminish our market segment share.

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

        Our operating results will fluctuate for many reasons, including:

•	changes in general economic conditions, including consumer spending,

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands,

•	our ability to acquire merchandise, manage our inventory and fulfill orders,

•	the introduction by our competitors of Web sites, products or services,

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce,

•	timing of upgrades and developments in our systems and infrastructure,

•	the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

•	technical difficulties, system downtime or Internet brownouts,

•	variations in the mix of products and services we sell,

•	variations in our level of merchandise and vendor returns, and

•	disruptions in service by shipping carriers.

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

        In addition, we may not benefit in our newer market segments from the first-to-market advantage that we experienced in the online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new business activities and our customers may not favorably receive our new businesses. If this were to occur, it could damage our reputation.

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business

        We depend on the continued services and performance of our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, Chief Executive Officer and Chairman of the Board. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

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

        Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	currency exchange rate fluctuations,

•	local economic and political conditions,

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs),

•	import or export licensing requirements,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	nationalization,

•	longer payment cycles,

•	consumer protection laws and restrictions on pricing or discounts,

•	lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of appropriate infrastructure to support widespread Internet usage,

•	lower level of credit card usage and increased payment risk,

•	difficulty in developing employees and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences,

•	laws and policies of the U.S. affecting trade, foreign investment and loans, and

•	tax and other laws.

        As the international e-commerce channel continues to grow, competition will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption or distribution. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth in international market segments.

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

        At March 31, 2001, we held several investments in third parties, primarily investments in our strategic partners, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as being income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. One of our strategic partners, drugstore.com, is a public company and three others are private companies. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. While the future losses we will record under the equity method are limited to the amount of our investment, we expect to record additional equity method losses in the future. Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheet.

        We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the third and fourth quarters of 2000, and the first quarter of 2001, we determined that the declines in value of several of our investments in our strategic partners were other-than-temporary, and we recognized losses totaling $225 million (consisting of $34 million, $155 million, and $36 million in the third and fourth quarters of 2000 and first quarter of 2001, respectively) to record these investments at their then current fair value. One of our strategic partners in which we also had an investment, living.com, declared bankruptcy during 2000, and another of our investments, Pets.com, voluntarily liquidated in January of 2001. On April 12, 2001, Kozmo.com announced its plans to voluntarily cease operations.

        We had net unrealized gains of $2 million on available-for-sale equity securities included in accumulated other comprehensive loss as of March 31, 2001, and have recorded equity-method losses of $13 million for the three months ended March 31, 2001. In recent quarters, companies in the Internet and e-commerce industries have experienced significant difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. In addition, if our strategic partners experience such difficulties, we may not receive the consideration owed to us and the value of our investment may become worthless. As agreements with strategic partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.

        During 2000, we amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. We may, in the future, enter into further amendments of our commercial agreements. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements.

Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances

        We may enter into strategic alliances with other companies through commercial agreements, joint ventures, investments or business combinations. These transactions create risks such as:

•	difficulty assimilating the operations, technology and personnel of combined companies,

•	disruption of our ongoing business, including loss of management focus on existing businesses,

•	problems retaining key technical and managerial personnel,

•	additional operating losses and expenses of acquired businesses,

•	impairment of relationships with existing employees, customers and business partners, and

•	fluctuations in value and losses that may arise from our equity investments.

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

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

        We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	changes in interest rates or other general economic conditions,

•	conditions or trends in the Internet and the e-commerce industry,

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular,

•	quarterly variations in operating results,

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us,

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts,

•	changes in Internet regulation,

•	changes in capital structure, including issuance of additional debt or equity to the public,

•	additions or departures of key personnel,

•	corporate restructurings, including layoffs or closures of facilities,

•	changes in the valuation methodology of, or performance by, other e-commerce companies, and

•	news and securities analyst reports and rumors relating to general business or Internet trends or our existing or future products or services.

        Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

        In conjunction with the current tight labor market, the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer will result in variable accounting treatment for stock options representing approximately 15 million shares of the Company’s common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company’s common stock.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

        We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, and characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        We are exposed to market risk for the impact of interest rate changes, foreign currency fluctuations and changes in the market values of our investments. As a matter of policy, we do not enter into derivative transactions for trading or speculative purposes.

        Information relating to quantitative and qualitative disclosure about market risk is set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

    Foreign Currency Exchange Rate Risk

        For the full year 2000 and the three months ended March 31, 2001, net sales from our foreign subsidiaries accounted for 14% and 19% of consolidated revenues, respectively. Net sales generated from our foreign subsidiaries, as well as most expenses incurred, are denominated in their local currencies. Accordingly, our foreign subsidiaries use their local currencies as their functional currencies. Results of operations from our foreign subsidiaries are exposed to foreign currency exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2000, and three months ended March 31, 2001 was not material.

        At March 31, 2001, we were also exposed to foreign currency risk related to our PEACS and Euro denominated cash equivalents and marketable securities (“Euro investments”). The PEACS have an outstanding principal balance of 690 million Euros ($610 million), and our Euro investments, classified as available-for-sale, had a balance of 591 million Euros ($522 million). Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Non-cash gains and losses, net.” As the Euro/dollar exchange ratio varies, the value of our Euro investments, when translated, will fluctuate. We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to the minimum conversion price of the PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” and recognized in results of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the PEACS.

    Investment Risk

        As of March 31, 2001, our total holdings in equity securities of other companies, including equity-method investments, investments recorded at cost, and available-for-sale equity securities, was $73 million, which includes $45 million of securities in public companies, and $28 million of securities in private companies. We invest in both private and public companies, including our business partners, primarily for strategic purposes. We have also received securities from some of our strategic partners in exchange for services provided by us to those partners. These investments are accounted for under the equity method if they give us the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three months ended March 31, 2001, we recorded non-cash impairment losses totaling $36 million to write-down several of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against us and our wholly owned subsidiary, Alexa Internet. The complaints, which were consolidated in the United States District Court for the Western District of Washington, allege that Alexa Internet’s tracking and storage of Internet Web usage paths violates federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. On or about April 20, 2001, the Court preliminarily approved a settlement of the consolidated class action. The settlement is subject to final approval by the Court.

        Also in 2000, the Federal Trade Commission requested information and documents regarding Alexa Internet’s practices and opened a formal investigative file in connection with its inquiry. The Commission is seeking to determine whether we have engaged in unfair or deceptive acts in connection with the advertisement and operation of certain services provided by Alexa. We have cooperated voluntarily with the Commission’s investigation and will continue to do so if the Commission has further questions.

        As previously reported, the Company has received informal inquiries from the Securities and Exchange Commission Staff with respect to accounting treatment and disclosures for some of our initial strategic partner transactions and has been cooperating with the SEC Staff in responding to those inquiries. The Company has reviewed its accounting treatment for the transactions with the Company’s independent auditors and the SEC Staff, and believes its accounting treatment and disclosures were appropriate.

        A number of purported class action complaints were filed by stockholders against the Company and some of its senior officers in March and April of 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company’s financial and accounting disclosures in 2000 and early 2001, including disclosures regarding some of the Company’s strategic partner transactions. The complaints further allege that the defendants’ conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

        Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position or cash flows in a particular period.

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

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated April 24, 2001 Announcing the Company’s First Quarter Financial Results

        (b)  Reports on Form 8-K

        On February 2, 2001, the Company filed an 8-K under Item 5 announcing the Company’s financial results for the fourth quarter of 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

DATED:  April 26, 2001

/S / WARREN C. JENSON
By:
Warren C. Jenson
Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated April 24, 2001 Announcing the Company’s First Quarter Financial Results