Form 10-Q
period 2001-06-30
AMAZON COM INC
filed 2001-07-23
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 000-22513

AMAZON.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1646860 (I.R.S. Employer Identification No.)

1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734
(Address of principal executive offices, zip code)

(206) 266-1000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    ☒    No     ☐

362,743,750 shares of $0.01 par value common stock outstanding as of July 15, 2001

AMAZON.COM, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2001

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 462,949	$ 822,435
Marketable securities	146,020	278,087
Inventories	129,035	174,563
Prepaid expenses and other current assets	71,353	86,044

Total current assets	809,357	1,361,129
Fixed assets, net	292,422	366,416
Goodwill, net	89,002	158,990
Other intangibles, net	63,893	96,335
Investments in equity-method investees	12,223	52,073
Other equity investments	24,729	40,177
Other assets	53,410	60,049

Total assets	$1,345,036	$2,135,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 257,976	$ 485,383
Accrued expenses and other current liabilities	241,149	272,683
Unearned revenue	86,945	131,117
Interest payable	43,833	69,196
Current portion of long-term debt and other	18,337	16,577

Total current liabilities	648,240	974,956
Long-term debt and other	2,126,727	2,127,464
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—362,191 and 357,140 shares at June 30, 2001 and December 31, 2000, respectively	3,622	3,571
Additional paid-in capital	1,356,216	1,338,303
Deferred stock-based compensation	(10,132)	(13,448)
Accumulated other comprehensive loss	(83,846)	(2,376)
Accumulated deficit	(2,695,791)	(2,293,301)

Total stockholders’ deficit	(1,429,931)	(967,251)

Total liabilities and stockholders’ deficit	$1,345,036	$2,135,169

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$ 667,625	$ 577,876	$1,367,981	$1,151,765
Cost of sales	487,905	441,812	1,005,664	887,567

Gross profit	179,720	136,064	362,317	264,198
Operating expenses:
Fulfillment	85,583	87,597	183,831	187,060
Marketing	34,658	42,216	71,296	82,864
Technology and content	64,710	67,132	134,994	128,376
General and administrative	22,778	28,468	48,806	54,513
Stock-based compensation	2,351	8,166	5,267	21,818
Amortization of goodwill and other intangibles	50,830	80,413	101,661	163,368
Restructuring-related and other	58,650	2,449	172,910	4,468

Total operating expenses	319,560	316,441	718,765	642,467

Loss from operations	(139,840)	(180,377)	(356,448)	(378,269)
Interest income	6,807	10,314	16,757	20,440
Interest expense	(35,148)	(33,397)	(68,896)	(61,018)
Other expense, net	(1,178)	(3,272)	(5,062)	(8,046)
Other gains, net	11,315	—	45,172	—

Net interest expense and other	(18,204)	(26,355)	(12,029)	(48,624)

Loss before equity in losses of equity-method investees, net	(158,044)	(206,732)	(368,477)	(426,893)
Equity in losses of equity-method investees, net	(10,315)	(110,452)	(23,490)	(198,716)

Loss before change in accounting principle	(168,359)	(317,184)	(391,967)	(625,609)
Cumulative effect of change in accounting principle	—	—	(10,523)	—

Net loss	$(168,359)	$(317,184)	$ (402,490)	$ (625,609)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (0.47)	$ (0.91)	$ (1.09)	$ (1.80)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

	$ (0.47)	$ (0.91)	$ (1.12)	$ (1.80)

Shares used in computation of basic and diluted loss per share	359,752	349,886	358,595	346,680

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 446,944	$ 755,133	$ 822,435	$ 133,309
OPERATING ACTIVITIES:
Net loss	(168,359)	(317,184)	(402,490)	(625,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	20,794	20,682	43,867	38,862
Stock-based compensation	2,351	8,166	5,267	21,818
Equity in losses of equity-method investees, net	10,315	110,452	23,490	198,716
Amortization of goodwill and other intangibles	50,830	80,413	101,661	163,368
Non-cash restructuring-related and other	6,525	2,449	68,529	4,468
Amortization of previously unearned revenue	(31,908)	(20,203)	(65,300)	(38,688)
Loss (gain) on sale of marketable securities, net	187	1,648	214	(952)
Other gains, net	(11,315)	—	(45,172)	—
Non-cash interest expense and other	6,713	6,208	13,285	12,089
Cumulative effect of change in accounting principle	—	—	10,523	—
Changes in operating assets and liabilities:
Inventories	25,277	(103)	45,100	48,286
Prepaid expenses and other current assets	(12,203)	4,104	15,131	1,037
Accounts payable	(1,632)	30,442	(231,390)	(176,787)
Accrued expenses and other current liabilities	52,271	(756)	(5,491)	(32,294)
Unearned revenue	25,192	1,011	43,197	1,625
Interest payable	27,447	18,642	(24,920)	9,654

Net cash provided by (used in) operating activities	2,485	(54,029)	(404,499)	(374,407)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities	66,971	68,949	161,337	449,294
Purchases of marketable securities	(26,743)	(21,930)	(57,121)	(50,786)
Purchases of fixed assets, including internal-use software and web-site development	(10,425)	(28,878)	(29,862)	(55,479)
Investments in equity-method investees and other investments	—	(8,595)	—	(56,082)

Net cash provided by investing activities	29,803	9,546	74,354	286,947
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,644	13,794	13,477	35,153
Proceeds from long-term debt and other	—	1,625	10,000	680,999
Repayment of long-term debt and other	(4,094)	(5,197)	(8,669)	(9,220)
Financing costs	—	(227)	—	(16,122)

Net cash provided by financing activities	3,550	9,995	14,808	690,810
Effect of exchange-rate changes on cash and cash equivalents	(19,833)	(268)	(44,149)	(16,282)

Net increase (decrease) in cash and cash equivalents	16,005	(34,756)	(359,486)	587,068

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 462,949	$ 720,377	$ 462,949	$ 720,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$ 171	$ 844	$ 2,469	$ 4,346
Fixed assets acquired under financing agreements	—	293	—	4,844
Equity securities received for commercial agreements	—	—	331	97,839
Stock issued in connection with business acquisitions	—	30,000	—	30,000
Cash paid for interest	1,198	7,996	87,422	43,831

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

Note 1.    Accounting Policies

Unaudited Interim Financial Information

          The accompanying consolidated financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

Loss per Share

          The number of shares used in calculating loss per share for the three months ended June 30, 2001 and 2000 was reduced by 1 million and 3 million, respectively, and the number of shares used in calculating loss per share for the six months ended June 30, 2001 and 2000 was reduced by 1 million and 4 million, respectively. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forefeiture for the corresponding periods. The effect of stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

Revenues

          Amounts billed to customers for outbound shipping charges are included in net sales and were $76 million and $73 million for the three months ended June 30, 2001 and 2000, respectively, and $159 million and $148 million for the six months ended June 30, 2001 and 2000, respectively.

          Service revenues were $39 million and $27 million for the three months ended June 30, 2001 and 2000, respectively, and $81 million and $50 million for the six months ended June 30, 2001 and 2000, respectively. Included in service revenues are equity-based service revenues of $8 million and $20 million for the three months ended June 30, 2001 and 2000, respectively, and $17 million and $37 million for the six months ended June 30, 2001 and 2000, respectively. Equity-based service revenues are associated with private and public securities received and amortized into results of operations.

Derivative Financial Instruments

          Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations.

          In February 2000, the Company completed an offering of 690 million Euros of 6.875% Euro-denominated Convertible Subordinated Notes due February 16, 2010 (referred to as “PEACS”). The Company uses derivative financial instruments to hedge the risk of fluctuations in foreign exchange rates between the U.S. dollar and the Euro associated with a portion of its PEACS. Specifically, the Company has designated a cross-currency swap agreement as a cash flow hedge of the foreign exchange rate risk on a portion of the PEACS. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros in principal of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at the Company’s option at no cost on or after February 20, 2003 if the Company’s stock price is greater than or equal to 84.883 Euros, the conversion price of the PEACS. Each period, a portion of the swap gain or loss included in “Accumulated other comprehensive loss” is reclassified to “Other gains, net” to offset the foreign currency loss or gain attributable to remeasurement of the hedged portion of the PEACS. For the three and six months ended June 30, 2001, currency swap losses of $3 million and $7 million, respectively, were reclassified to offset $3 million and $7 million of currency gains on the PEACS, respectively. The terms of the swap contract have been structured to match the terms of the hedged portion of the PEACS. No ineffectiveness was recognized in results of operations for the three months or six months ended June 30, 2001.

          The Company also designated forward purchase agreements as cash flow hedges of the foreign exchange rate risk on a portion of the PEACS’s interest payment paid on February 16, 2001. Under the forward purchase agreements, the Company agreed to pay $18 million and receive 21 million Euros. The impact on results of operations, relating to forward purchase agreements for the six months ended June 30, 2001, was not significant. There was no activity related to forward purchase agreements during the three months ended June 30, 2001.

          The Company holds strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized in “Other gains, net” in the period of change. The Company determines the fair value of its warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants. For the three months ended June 30, 2001, net warrant losses recognized were not significant. Net warrant gains of $1 million were recognized for the six months ended June 30, 2001.

          The adoption of SFAS No. 133 on January 1, 2001 resulted in cumulative transition losses of $11 million included in the results of operations and a stockholders’ deficit adjustment of $12 million. Transition losses included in “Cumulative effect of change in accounting principle” are attributable to approximately $3 million in losses reclassified from “Accumulated other comprehensive loss” on warrants previously reported at fair value and classified as available-for-sale, and approximately $8 million in losses on warrants previously reported at cost. No warrant investments are designated as hedging instruments. Transition losses in “Accumulated other comprehensive loss” are attributable to approximately $15 million in losses on the swap agreement designated as a cash flow hedge of a portion of the PEACS offset by the approximately $3 million in losses reclassified to results of operations on derivative instruments not designated as hedging instruments.

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains, net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. Gains resulting from the remeasurement of the PEACS’s principal were $23 million and $69 million for the three and six months ended June 30, 2001, respectively.

Recent Accounting Pronouncements

          In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Note 2.    Marketable Securities

          Marketable securities, at fair value, consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Corporate notes and bonds	$ 14,898	$ 17,447
Asset-backed and agency securities	34,346	82,571
Treasury notes and bonds	83,950	142,085
Equity securities	12,826	35,984

	$146,020	$278,087

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Fixed assets

          Fixed assets, at cost, consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Computers, equipment and software	$ 270,593	$317,806
Leasehold improvements	102,924	107,367
Leased assets	54,341	51,969
Construction in progress	2,330	4,122

	430,188	481,264
Less accumulated depreciation	(116,744)	(99,244)
Less accumulated amortization on leased assets	(21,022)	(15,604)

Fixed assets, net	$ 292,422	$366,416

          For the three months ended June 30, 2001 and 2000, depreciation of fixed assets was $21 million and $20 million, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $3 million for each period. For the six months ended June 30, 2001 and 2000, depreciation of fixed assets was $44 million and $38 million, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $6 million and $5 million, respectively.

Note 4.    Unearned Revenue

          During the six months ended June 30, 2001, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2000	$131,117
Cash received or cash receivable	43,197
Fair value of equity securities received	331
Amortization to revenue	(65,300)
Contract termination, Kozmo.com	(22,400)

Balance, June 30, 2001	$ 86,945

Note 5.    Stock-Based Compensation

          During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and all options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At June 30, 2001, approximately 13 million shares remain under variable accounting treatment, which includes 12 million options granted under the exchange offer and all other options, with a weighted average exercise price of $47.61, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $2 million and $8 million for the three months ended June 30, 2001 and 2000, respectively, and $5 million and $22 million for the six months ended June 30, 2001 and 2000, respectively. The declines in stock-based compensation during the three and six months ended June 30, 2001 resulted from the full vesting and corresponding full amortization of deferred stock-based compensation by employees associated with certain acquired businesses and the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards, which had the effect of reducing stock-based compensation in comparison with the same periods in the prior year. Stock-based compensation related to variable accounting treatment was $4 million for the three months and six months ended June 30, 2001.

          As of June 30, 2001, the number of shares of common stock subject to vested and unvested employee stock options was approximately 42 million, or 12% of the Company’s outstanding common stock.

          The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Cost of sales	$ 43	$ —	$ 43	$ —
Fulfillment	736	(1,627)	738	(1,612)
Marketing	456	36	480	352
Technology and content	(212)	9,331	2,656	22,160
General and administrative	1,328	426	1,350	918

	$2,351	$ 8,166	$5,267	$21,818

Note 6.    Restructuring-related and other

          Restructuring-related and other expenses were $59 million and $2 million for the three months ended June 30, 2001 and 2000, respectively, and $173 million and $4 million for the six months ended June 30, 2001 and 2000, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational structure, and consolidate certain of its fulfillment and customer service operations. As a result of this operational restructuring, the Company recorded restructuring and other charges of $114 million during the three months ended March 31, 2001, and additional charges of $59 million during the three months ended June 30, 2001. This initiative involves the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of its technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed as of June 30, 2001. As of June 30, 2001, 1,297 employees had been terminated, and actual termination benefits paid were $11 million.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of June 30, 2001, there have been no significant inventory writedowns resulting from the restructuring, and none are anticipated.

          The charges associated with the restructuring were as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Asset impairments	$ 7,225	$ 65,973
Continuing lease obligations	49,713	84,005
Termination benefits	(327)	14,761
Broker commissions, professional fees and other miscellaneous restructuring costs	2,039	8,171

	$58,650	$172,910

          Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, the Company estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. The Company is actively seeking third-party buyers for the assets held for disposal.

          Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of our back-up data center. Where possible, the Company is actively seeking third parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. Amounts expensed during the second quarter of 2001 primarily relate to technology infrastructure no longer being utilized.

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
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           At June 30, 2001, the accrued liability associated with the restructuring charges for the three-month and six-month periods ended June 30, 2001 was $85 million and consisted of the following (in thousands):

	Balance at March 31, 2001	Accruals	Non-Cash Settlements and Other Adjustments	Payments	Total	Due Within 12 Months	Due After 12 Months
Lease obligations	$34,667	$49,713	$(2,693)	$ (5,257)	$76,430	$52,055	$24,375
Termination benefits	8,445	—	(2,449)	(4,663)	1,333	1,333	—
Broker commissions, professional fees and other miscellaneous restructuring costs	4,121	1,996	1,559	(886)	6,790	5,376	1,414

	$47,233	$51,709	$(3,583)	$(10,806)	$84,553	$58,764	$25,789

Note 7.    Other Gains, Net

          Other gains, net consisted of the following (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Contract termination, Kozmo.com	$ —	$ 22,400
Foreign-currency gain on PEACS	22,876	68,690
Foreign-currency losses on conversion of Euro-denominated investments	(6,216)	(6,216)
Other-than-temporary impairment losses, equity investments	(4,858)	(41,026)
Warrant remeasurements and other	(487)	1,324

	$11,315	$ 45,172

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains, net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. During the three months and six months ended June 30, 2001, the gain resulting from the remeasurement of the PEACS was $23 million and $69 million, respectively.

          Effective February 5, 2001, the Company terminated its commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, the Company made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for its investment under the equity method of accounting. Pursuant to the equity method of accounting, the Company recorded its share of Kozmo.com losses, which, during 2000, reduced the Company’s recorded basis in the investment to zero. Accordingly, when Kozmo.com announced its intentions to cease operations on April 12, 2001, the Company did not have any further loss exposure relating to its investment. The Company does not expect to recover any portion of its investment in Kozmo.com.

          The Company also recorded impairment losses of $5 million and $41 million for the three months and six months ended June 30, 2001, respectively, relating to other-than-temporary declines in the fair value of Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Ashford, Inc., and drugstore.com. These impairments were recorded to reflect the investments at fair value. As of June 30, 2001, the Company’s recorded basis in its investment in Webvan Group, Inc. was reduced to zero as Webvan Group, Inc. ceased operations and announced their intentions to file for bankruptcy. The Company does not expect to recover any portion of its investment in Webvan Group, Inc.

          No comparable amounts of other gains, net were recorded during the comparable periods of the prior year.

          As of June 30, 2001, the Company’s recorded basis in equity securities was $50 million, including $13 million classified as “Marketable securities,” $12 million classified as “Investments in equity-method investees,” and $25 million classified as “Other equity investments.”

Note 8.    Commitments and Contingencies

Legal Proceedings

          During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against the Company and its wholly owned subsidiary, Alexa Internet. The complaints, which were consolidated in the United States District Court for the Western District of Washington, alleged that Alexa Internet’s tracking and storage of Internet Web usage paths violated federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. On or about April 20, 2001, the Court preliminarily approved a settlement of the consolidated class action. The settlement is subject to final approval by the Court and will not have a material effect on the results of operations or financial condition of the Company.

          As previously reported, the Company has received informal inquiries from the Securities and Exchange Commission Staff (“SEC Staff”) with respect to the Company’s accounting treatment and disclosures for some of its initial strategic partner transactions and has been cooperating with the SEC Staff in responding to those inquiries. The Company has reviewed its accounting treatment for the transactions with the Company’s independent auditors and the SEC Staff, and believes its accounting treatment and disclosures were appropriate.

          On April 12, 2001 the Company received a request from the SEC Staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by Jeffrey Bezos on February 2 and 5, 2001. The Company is cooperating with the SEC Staff’s continuing inquiry.

          A number of purported class action complaints were filed by holders of Amazon.com equity and debt securities against the Company, its directors and certain of its senior officers during the six months ended June 30, 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company’s financial and accounting disclosures in 2000 and early 2001, including disclosures regarding certain of the Company’s strategic partner transactions. The complaints further allege that the defendants’ conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.
AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9.    Comprehensive Loss

          The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Loss	$(168,359)	$(317,184)	$(402,490)	$(625,609)
Other Comprehensive Loss:
Cumulative effect of accounting change to adopt SFAS No. 133	—	—	(12,294)	—
Reclassification of currency gains on PEACS	—	—	(9,811)	—
Unrealized losses on Euro-based currency swap	(2,724)	—	(9,024)	—
Unrealized losses on available-for-sale securities, net	(17,277)	(38,029)	(48,960)	(82,979)
Foreign currency translation gains (losses), net	(727)	(333)	(1,381)	24

	$(189,087)	$(355,546)	$(483,960)	$(708,564)

          Activity in other comprehensive loss relating to the Euro-based currency swap was as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Remeasurement of swap to fair value	$(5,514)	$(16,246)
Reclassification of losses to offset currency gains on hedged portion of PEACS	2,790	7,222

	$(2,724)	$ (9,024)

Note 10.    Segment Information

          In January 2001, the Company began presenting information to its chief operating decision maker in four segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services and International. Accordingly, the Company is now disclosing its segment financial information along these lines. Allocation methodologies are consistent with past presentations, and prior period amounts have been reclassified to conform with current period presentation. The U.S. Books, Music and DVD/Video segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com for books, music and DVD/video products, including amounts earned on sales of similar products sold through Amazon Marketplace and will include gross product revenue from the Company’s forthcoming strategic alliance with Borders Group, Inc. The U.S. Electronics, Tools and Kitchen segment includes revenues, direct costs, and cost allocations associated with www.amazon.com retail sales of consumer electronics, camera and photo items, software, computer and video games, cell phones and related service, tools and hardware, outdoor living items, kitchen and housewares products and toys sold other than through the Company’s Toysrus.com strategic alliance and new initiatives. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products sold through Amazon Marketplace. The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business strategic relationships, including the Company’s strategic alliance with Toysrus.com, and miscellaneous advertising revenues, as well as amounts earned from Auctions, zShops and Payments. The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the Company’s four internationally-focused sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp.

          Service revenues during the three months and six months ended June 30, 2001 related primarily to commercial agreements with Toysrus.com and drugstore.com. Included in service revenues are equity-based service revenues of $8 million and $20 million for the three months ended June 30, 2001 and 2000, respectively, and $17 million and $37 million for the six months ended June 30, 2001 and 2000, respectively.

          The Company measures the results of operations of its reportable segments using a pro forma measure. Pro forma results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges are not in conformity with accounting principles generally accepted in the United States.

          Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Three Months Ended June 30, 2001:

	U.S. Retail			Services	International	Consolidated
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total
Net sales	$389,723	$110,957	$500,680	$38,599	$128,346	$ 667,625
Gross profit	110,844	13,159	124,003	26,352	29,365	179,720
Pro forma income (loss) from operations	38,967	(41,322)	(2,355)	4,339	(29,993)	(28,009)
Other non-cash and restructuring-related operating expenses						(111,831)
Net interest expense and other						(18,204)
Equity in losses of equity-method investees, net						(10,315)

Net loss						$(168,359)

Three Months Ended June 30, 2000:

	U.S. Retail			Services	International	Consolidated
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total
Net sales	$385,275	$ 91,755	$477,030	$27,453	$ 73,393	$ 577,876
Gross profit	86,862	6,249	93,111	26,667	16,286	136,064
Pro forma income (loss) from operations	10,056	(69,077)	(59,021)	4,175	(34,503)	(89,349)
Other non-cash and restructuring-related operating expenses						(91,028)
Net interest expense and other						(26,355)
Equity in losses of equity-method investees, net						(110,452)

Net loss						$(317,184)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2001:

	U.S. Retail			Services	International	Consolidated
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total
Net sales	$799,309	$227,464	$1,026,773	$80,757	$260,451	$1,367,981
Gross profit	219,963	30,379	250,342	54,560	57,415	362,317
Pro forma income (loss) from operations	66,592	(87,155)	(20,563)	8,515	(64,562)	(76,610)
Other non-cash and restructuring-related operating expenses						(279,838)
Net interest expense and other						(12,029)
Equity in losses of equity-method investees, net						(23,490)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$ (402,490)

Six Months Ended June 30, 2000:

	U.S. Retail			Services	International	Consolidated
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total
Net sales	$786,690	$ 166,351	$ 953,041	$50,199	$148,525	$1,151,765
Gross profit	169,717	13,308	183,025	48,851	32,322	264,198
Pro forma income (loss) from operations	7,631	(136,326)	(128,695)	2,031	(61,951)	(188,615)
Other non-cash and restructuring-related operating expenses						(189,654)
Net interest expense and other						(48,624)
Equity in losses of equity-method investees, net						(198,716)

Net loss						$ (625,609)

Note 11.    Subsequent Events

          On July 23, 2001, America Online made a $100 million investment in Amazon.com common stock. The common stock will be priced at the lower of $15.282 per share and the average closing price per share of Amazon.com common stock from July 24, 2001 to July 30, 2001. The common stock was sold under a registration statement that Amazon.com previously filed with the Securities and Exchange Commission.

          Also, the Company’s platform services group entered into a multi-year strategic alliance with America Online to develop and offer an enhanced online shopping experience for America Online users.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating profitability, net sales, gross margin, certain operating expenses, operating loss, and cash, cash equivalents and marketable securities balances, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the rate of growth of net sales by the Company and of the Internet, online commerce and the U.S. and global economies in general, the amount that we invest in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, risks of inventory management, foreign currency exchange risks, and risks of distribution and fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the section entitled “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Recent Events

          On July 23, 2001, America Online made a $100 million investment in Amazon.com common stock. The common stock will be priced at the lower of $15.282 per share and the average closing price per share of Amazon.com common stock from July 24, 2001 to July 30, 2001. The common stock was sold under a registration statement that Amazon.com previously filed with the Securities and Exchange Commission.

          Also, the Company’s platform services group entered into a multi-year strategic alliance with America Online to develop and offer an enhanced online shopping experience for America Online users.

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

          Net sales were $668 million and $578 million for the three months ended June 30, 2001 and 2000, respectively, and $1.4 billion and $1.2 billion for the six months ended June 30, 2001 and 2000, respectively, representing an increase of 16% and 19%, respectively. Increases in absolute dollars of net sales during the three and six-months ended June 30, 2001 are primarily due to increased unit sales in our International and U.S. Electronics, Tools and Kitchen segments, enhancements and additions to our product offerings, and increases in our service revenues.

          Net sales for our U.S. Books, Music and DVD/Video segment were $390 million and $385 million for the three months ended June 30, 2001 and 2000, respectively, and $799 million and $787 million for the six months ended June 30, 2001 and 2000, respectively. Included in net sales for this segment are sales of consumer products and related shipping charges for our books, music and DVD/video products sold through www.amazon.com, including amounts earned on sales of similar products sold through Amazon Marketplace, and will include gross product revenue from our forthcoming strategic alliance with Borders Group, Inc. The growth rate in comparison to the corresponding three-month and six-month periods in the prior year for the U.S. Books, Music and DVD/Video segment was 1% and 2%, respectively. The growth rates reflect several factors, including the increasing revenue base of this segment, a shift in the source of our product sales towards used-products sold through Amazon Marketplace, a continuing focus on balancing revenue growth with operating profitability, and a general slowdown in consumer spending.

          Net sales for our U.S. Electronics, Tools and Kitchen segment were $111 million and $92 million for the three months ended June 30, 2001 and 2000, respectively, and $227 million and $166 million for the six months ended June 30, 2001 and 2000, respectively. Included in net sales for this segment are sales of consumer products and related shipping charges for our consumer electronics, camera and photo items, software, computer and video games, tools and hardware, outdoor living items, kitchen and houseware products and cell phones and service sold through www.amazon.com, and toys sold other than through our strategic alliance with Toysrus.com. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products sold through Amazon Marketplace. The growth rate in comparison to the corresponding three-month and six-month periods in the prior year for the U.S. Electronics, Tools and Kitchen segment was 21% and 37%, respectively. Included in the prior year comparative periods were Internet-related product sales of toys and video games, product lines that were largely discontinued in connection with our strategic alliance with Toysrus.com. Growth in net sales for our U.S. Electronics, Tools and Kitchen segment reflects increases in units sold by our electronics and home improvement stores in comparison with the same periods in 2000.

          Net sales for our Services segment were $39 million and $27 million for the three months ended June 30, 2001 and 2000, respectively, and $81 million and $50 million for the six months ended June 30, 2001 and 2000 respectively. Net sales for our Services segment include amounts earned in connection with our business-to-business strategic relationships, as well as amounts earned through Auctions, zShops and Payments. The growth rate in comparison to the corresponding three-month and six-month periods in the prior year for the Services segment was 41% and 61%, respectively, which is related primarily to our business-to-business strategic relationship with Toysrus.com. Included in service revenues are equity-based service revenues of $8 million and $20 million for the three months ended June 30, 2001 and 2000, respectively, and $17 million and $37 million for the six months ended June 30, 2001 and 2000, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations. In accordance with accounting principles generally accepted in the United States, the fair value of securities received is generally determined at the date the related commercial agreement is first entered into; revenue is generally recognized over the corresponding service periods based on initial valuations, and is not adjusted due to fluctuations in the fair value of the securities. However, if securities received after March 16, 2000, including any securities we may receive in the future, are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the related commercial agreement, the fair value is determined as of the date the respective forfeiture or vesting provisions lapse, pursuant to Emerging Issues Task Force Issue 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”

          Net sales for our International segment were $128 million and $73 million for the three months ended June 30, 2001 and 2000, respectively, and $260 million and $149 million for the six months ended June 30, 2001 and 2000, respectively. Net sales in this segment were comprised primarily of books, music and DVD/video consumer product sales and related shipping charges to our customers sold through www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp Web sites, including their export sales into the United States, and also includes sales of our newly-opened consumer electronics stores at www.amazon.co.uk and www.amazon.de. The growth in our International segment was 75% for the corresponding three-month and six-month periods in the prior year, which reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. Sales to customers outside the United States, including export sales from www.amazon.com, represented, as a percentage of consolidated net sales, approximately 28% and 23% for the three months ended June 30, 2001 and 2000, respectively, and 27% and 23% for the six months ended June 30, 2001 and 2000, respectively.

          Shipping revenue across all segments was $76 million and $73 million for the three months ended June 30, 2001 and 2000, respectively, and $159 million and $148 million for the six months ended June 30, 2001 and 2000, respectively. Increases in shipping revenue in 2001 correspond with increases in unit sales, offset by our periodic free and reduced shipping promotions.

          We expect net sales to be between $625 million and $675 million for the quarter ending September 30, 2001, and for the fourth quarter ending December 31, 2001, we expect net sales to increase between 10% and 20% in comparison with the comparable period in the prior year. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

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

          Gross profit was $180 million and $136 million for the three months ended June 30, 2001 and 2000, respectively, and $362 million and $264 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of 32% and 37%, respectively. Increases in absolute dollars of gross profit during the three and six month periods in 2001 primarily reflect improvements in inventory management and product sourcing, and increases in our service revenues from strategic partners. Excluding the results of our Services segment, gross margin would have been 24% and 20% for the three months ended June 30, 2001 and 2000, respectively, as compared with an overall gross margin of 27% and 24%, respectively. Excluding the results of our Services segment, gross margin would have been 24% and 20% for the six months ended June 30, 2001 and 2000, respectively, as compared with an overall gross margin of 26% and 23%, respectively.

          Gross profit for our U.S. Books, Music and DVD/video segment was $111 million and $87 million for the three months ended June 30, 2001 and 2000, respectively, and $220 million and $170 million for the six months ended June 30, 2001 and 2000, respectively, which represents increases of 28% and 30%, respectively. Gross margin was 28% and 23% for the three months ended June 30, 2001 and 2000, respectively, and 28% and 22% for the six months ended June 30, 2001 and 2000, respectively. Improvements in gross margin primarily reflect our efforts to improve product sourcing as we continued to increase the percentage of products sourced directly from publishers, a favorable mix in customer discounts and lower inventory charges as a percent of sales, and to a lesser extent the higher margin sales of units sold through Amazon Marketplace.

          Gross profit for our U.S. Electronics, Tools and Kitchen segment was $13 million and $6 million for the three months ended June 30, 2001 and 2000, respectively, and $30 million and $13 million for the six months ended June 30, 2001 and 2000, respectively, which represents increases of 111% and 128%, respectively. Gross margin was 12% and 7% for the three months ended June 30, 2001 and 2000, respectively, and 13% and 8% for the six months ended June 30, 2001 and 2000, respectively. Improvements in gross margin over the corresponding periods of the prior year primarily reflect our efforts to improve sourcing arrangements, the introduction of new product categories, and through improved inventory management.

          Gross profit for our Services segment was $26 million and $27 million for the three months ended June 30, 2001 and 2000, respectively, and $55 million and $49 million for the six months ended June 30, 2001 and 2000, respectively, which represents a decline of 1% and an increase of 12%, respectively. Gross margin was 68% and 97% for the three months ended June 30, 2001 and 2000, respectively, and 68% and 97% for the six months ended June 30, 2001 and 2000, respectively. The decline in service margin for each of the comparable periods in the current year relates primarily to ongoing costs associated with our strategic relationship with Toysrus.com. Gross profit from our Services segment largely corresponds with revenues earned from our business-to-business strategic relationships, as well as amounts earned through Auctions, zShops and Payments. Included in service revenues are equity-based service revenues of $8 million and $20 million for the three months ended June 30, 2001 and 2000, and $17 million and $37 million for the six months ended June 30, 2001 and 2000. Equity-based service revenues are associated with private and public securities received and amortized into results of operations.

          Gross profit for our International segment was $29 million and $16 million for the three months ended June 30, 2001 and 2000, respectively, and $57 million and $32 million for the six months ended June 30, 2001 and 2000, respectively, which represents increases of 80% and 78%, respectively. Gross margin was 23% and 22% for the three months ended June 30, 2001 and 2000, respectively, and 22% for the six months ended June 30, 2001 and 2000. The increase in our absolute gross profit dollars reflects a significant increase in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with the same periods in the prior year, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000.

          Shipping gross loss was $2 million and shipping gross profit was $7 million during the three months ended June 30, 2001 and 2000, respectively, and shipping gross loss was $6 million and shipping gross profit was $7 million for the six months ended June 30, 2001 and 2000, respectively. The gross loss in shipping in the three month and six month periods of 2001 was due, in part, to a higher revenue mix from our business units in countries that offer free-shipping or product lines that involve low margin shipping, as well as selective free-shipping promotions in the U.S.; well-publicized rate increases and fuel-surcharges from our major suppliers; as well as costs associated with split and long-zone shipments. We continue to measure our shipping results relative to their impact on our overall financial results, and we will from time to time continue offering shipping promotions to our customers and may continue to experience fluctuating margins from shipping activities.

          We expect our overall gross margin to be between 24% and 27% of net sales for the quarter ending September 30, 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Fulfillment

          Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs were $86 million and $88 million for the three months ended June 30, 2001 and 2000, respectively, representing 13% and 15% of net sales for the corresponding periods. Fulfillment costs were $184 million and $187 million for the six months ended June 30, 2001 and 2000, respectively, representing 13% and 16% of net sales for the corresponding periods, respectively. Excluding net sales from our services segment, fulfillment costs represent 14% and 16% of net sales for the three months ended June 30, 2001 and 2000, respectively, and 14% and 17% of net sales for the six months ended June 30, 2001 and 2000. We expect our fulfillment costs to further decline due to our continued efforts to improve operational efficiency. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Marketing

          Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $35 million and $42 million, representing 5% and 7% of net sales, for the three months ended June 30, 2001 and 2000, respectively, and $71 million and $83 million, representing 5% and 7% of net sales, for the six months ended June 30, 2001 and 2000, respectively.

Technology and Content

          Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $65 million and $67 million for the three months ended June 30, 2001 and 2000, respectively, representing 10% and 12% of net sales for the corresponding periods, respectively, and $135 million and $128 million for the six months ended June 30, 2001 and 2000, respectively, representing 10% and 11% of net sales for the corresponding periods, respectively. The increase in absolute dollars spent during the six months ended June 30, 2001 primarily reflects our on-going enhancements to the features, content and functionality of our Web sites and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure. These increases were also attributable to our new product offerings and worldwide expansions of existing product offerings, as well as costs associated with our www.amazon.fr and www.amazon.co.jp sites, which were launched during the second half of 2000. We expect to continue to invest in technology and improvements in our Web sites during the remainder of 2001, which may include, but is not limited to, offering additional product categories to our customers, as well as potentially continuing our international expansion.

General and Administrative

          General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $23 million and $28 million for the three months ended June 30, 2001 and 2000, respectively, representing 3% and 5% of net sales for the corresponding periods, respectively, and $49 million and $55 million for the six months ended June 30, 2001 and 2000, respectively, representing 4% and 5% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs was primarily due to our operational restructuring plan, which reduced the number of positions in finance and administrative roles and consolidated our corporate office locations.

Stock-Based Compensation

          During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and all options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At June 30, 2001, approximately 13 million shares remain under variable accounting treatment, which includes 12 million options granted under the exchange offer and all other options, with a weighted average exercise price of $47.61, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock.

          Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $2 million and $8 million for the three months ended June 30, 2001 and 2000, respectively, and $5 million and $22 million for the six months ended June 30, 2001 and 2000, respectively. The declines in stock-based compensation during the three and six months ended June 30, 2001 resulted from the full vesting and corresponding full amortization of deferred stock-based compensation by employees associated with certain acquired businesses and the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards, which had the effect of reducing stock-based compensation in comparison with the same periods in the prior year. Stock-based compensation related to variable accounting treatment was $4 million for the three months and six months ended June 30, 2001.

          As of June 30, 2001, the number of shares of common stock subject to vested and unvested employee stock options was approximately 42 million, or 12% of our outstanding common stock.

Amortization of Goodwill and Other Intangibles

          Amortization of goodwill and other intangibles was $51 million and $80 million for the three months ended June 30, 2001 and 2000, respectively, and $102 million and $163 million for the six months ended June 30, 2001 and 2000, respectively. During the fourth quarter of 2000, we recorded an impairment on goodwill and other intangibles relating to certain of our 1999 acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during the three month and six month periods ended June 30, 2001, and will continue to reduce the amortization expense, relating to these 1999 acquisitions, going forward. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Restructuring-related and other

          Restructuring-related and other expenses were $59 million and $2 million for the three months ended June 30, 2001 and 2000, respectively, and $173 million and $4 million for the six months ended June 30, 2001 and 2000, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce our operating costs, streamline our organizational structure, and consolidate certain of our fulfillment and customer service operations. As a result of this operational restructuring, we recorded restructuring and other charges of $114 million during the three months ended March 31, 2001, and additional charges of $59 million during the three months ended June 30, 2001. This initiative involves the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed as of June 30, 2001. As of June 30, 2001, 1,297 employees had been terminated, and actual termination benefits paid were $11 million.

          Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with EITF 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of June 30, 2001, there have been no significant inventory writedowns resulting from the restructuring, and none are anticipated.

           The charges associated with our restructuring were as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Asset impairments	$ 7,225	$ 65,973
Continuing lease obligations	49,713	84,005
Termination benefits	(327)	14,761
Broker commissions, professional fees and other miscellaneous restructuring costs	2,039	8,171

	$58,650	$172,910

          Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, we estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. We are actively seeking third-party buyers for the assets held for disposal.

          Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of our back-up data center. Where possible, we are actively seeking third-parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. Amounts expensed during the second quarter of 2001 primarily relate to technology infrastructure no longer being utilized.

          Termination benefits are comprised of severance-related payments for all employees terminated in connection with the operational restructuring, as well as $2.5 million of the Company’s common stock contributed to a trust fund for the benefit of terminated employees. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring costs include professional fees, decommissioning costs of vacated facilities, broker commissions and other miscellaneous expenses directly attributable to the restructuring.

          Cash payments resulting from the restructuring during the three months and six months ended June 30, 2001 were $11 million and $20 million, respectively. We anticipate the restructuring charges will result in the following net cash outflows (in thousands):

	Leases	Termination Benefits	Other	Total
Year Ending December 31,
2001	$35,678	$12,108	$4,630	$ 52,416
2002	34,059	78	3,538	37,675
2003	4,643	—	—	4,643
2004	1,589	—	—	1,589
2005	1,563	—	—	1,563
Thereafter	6,473	—	—	6,473

Total estimated cash outflows	$84,005	$12,186	$8,168	$104,359

Loss from Operations

          Our loss from operations was $140 million and $180 million for the three months ended June 30, 2001 and 2000, respectively, and $356 million and $378 million for the six months ended June 30, 2001 and 2000, respectively. Excluding the restructuring-related charges included in “Restructuring-related and other,” our loss from operations would have been $81 million and $184 million for the three months and six months ended June 30, 2001, respectively. Excluding the restructuring-related charges, the improvement in operating loss in comparison with the prior periods was primarily due to increases in gross profit dollars, declines in non-cash charges such as amortization of goodwill and other intangibles, and a reduction in marketing-related expenditures.

Net Interest Expense and Other

          Net interest expense and other, excluding “Other gains, net,” was $30 million and $26 million for the three months ended June 30, 2001 and 2000, respectively, and $57 million and $49 million for the six months ended June 30, 2001 and 2000, respectively. Interest income was $7 million and $10 million for the three months ended June 30, 2001 and 2000, respectively, and $17 million and $20 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense was $35 million and $33 million for the three months ended June 30, 2001 and 2000, respectively, and $69 million and $61 million for the six months ended June 30, 2001 and 2000. Other income and expense, consisting primarily of realized gains and losses on sales of marketable securities, miscellaneous operating taxes and certain realized foreign-currency related transactional gains and losses, was a net expense of $1 million and $3 million for the three months ended June 30, 2001 and 2000, respectively, and expenses of $5 million and $8 million for the six months ended June 30, 2001 and 2000, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments. The increase in interest expense during the six month period ended June 30, 2001 over the same period for 2000 is primarily related to our February 2000 issuance of 690 million Euros of 6.875% Convertible Subordinated Notes due 2010 (the “PEACS”). Other components of interest expense include our February 1999 issuance of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”), and our May 1998 issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the “Senior Discount Notes”).

Other Gains, net

          Other gains, net were recorded for the three months and six months ended June 30, 2001 and resulted in net gains of $11 million and $45 million, respectively. Other gains, net consisted of the following (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Contract termination, Kozmo.com	$ —	$ 22,400
Foreign-currency gain on PEACS	22,876	68,690
Foreign-currency losses on conversion of Euro-denominated investments	(6,216)	(6,216)
Other-than-temporary impairment losses, equity investments	(4,858)	(41,026)
Warrant remeasurements and other	(487)	1,324

	$11,315	$ 45,172

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains, net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. During the three months and six months ended June 30, 2001, the gain resulting from the remeasurement of the PEACS was $23 million and $69 million, respectively.

           On February 5, 2001, we terminated our commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, we made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for our investment under the equity method of accounting. Pursuant to the equity method of accounting, we recorded our share of Kozmo.com losses, which, during 2000, reduced our basis in the investment to zero. Accordingly, when Kozmo.com announced its intentions to cease operations on April 12, 2001, we did not have any further loss exposure relating to our investment. We do not expect to recover any portion of our investment in Kozmo.com.

          We also recorded impairment losses of $5 million and $41 million for the three months and six months ended June 30, 2001, respectively, relating to other-than-temporary declines in the fair value of Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Inc. Ashford, Inc., and drugstore.com, inc. These impairments were recorded to reflect the investments at fair value. As of June 30, 2001, our recorded basis in our investment in Webvan Group, Inc. was reduced to zero as Webvan Group, Inc. ceased operations and announced their intentions to file for Bankruptcy. The Company does not expect to recover any portion of its investment in Webvan Group, Inc.

          No comparable amounts were recorded to other gains, net during the comparable periods of the prior year.

          As of June 30, 2001, our recorded basis in equity securities was $50 million, including $13 million classified as “Marketable securities,” $12 million classified as “Investments in equity-method investees,” and $25 million classified as “Other equity investments.”

Equity in Losses of Equity-Method Investees

          Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of equity-method losses was $10 million and $110 million for the three months ended June 30, 2001 and 2000, respectively, and $23 million and $199 million for the six months ended June 30, 2001 and 2000, respectively. Equity-method losses reduce our underlying investment balances until the recorded basis is reduced to zero. As of June 30, 2001, our basis in equity-method investments was $12 million. No cash investments have been made in equity-method investees during 2001. Accordingly, as equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments in the voting stock of third parties, equity-method losses to continue to decline during the remainder of 2001.

Income Taxes

          We provided for an immaterial amount of current and deferred U.S. federal, state or foreign income taxes for the current and prior period. We provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realization.

Pro Forma Results of Operations

          We provide certain pro forma information regarding our results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges. We also provide certain pro forma information regarding our net loss, which excludes other gains, net; equity in losses of equity-method investees, net; cumulative effect of change in accounting principle; and amounts excluded from pro forma operating results. This pro forma information is not presented in accordance with accounting principles generally accepted in the United States.

           Pro forma results, and certain cash flow information for the three months ended June 30, 2001 and 2000 were as follows (in thousands, except per share data):

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$ 667,625	$ —	$667,625	$ 577,876	$ —	$ 577,876
Cost of sales	487,905	—	487,905	441,812	—	441,812

Gross profit	179,720	—	179,720	136,064	—	136,064
Operating expenses:
Fulfillment	85,583	—	85,583	87,597	—	87,597
Marketing	34,658	—	34,658	42,216	—	42,216
Technology and content	64,710	—	64,710	67,132	—	67,132
General and administrative	22,778	—	22,778	28,468	—	28,468
Stock-based compensation	2,351	(2,351)	—	8,166	(8,166)	—
Amortization of goodwill and other intangibles	50,830	(50,830)	—	80,413	(80,413)	—
Restructuring-related and other	58,650	(58,650)	—	2,449	(2,449)	—

Total operating expenses	319,560	(111,831)	207,729	316,441	(91,028)	225,413

Loss from operations	(139,840)	111,831	(28,009)	(180,377)	91,028	(89,349)
Interest income	6,807	—	6,807	10,314	—	10,314
Interest expense	(35,148)	—	(35,148)	(33,397)	—	(33,397)
Other expense, net	(1,178)	—	(1,178)	(3,272)	—	(3,272)
Other gains, net	11,315	(11,315)	—	—	—	—

Net interest expense and other	(18,204)	(11,315)	(29,519)	(26,355)	—	(26,355)

Loss before equity in losses of equity-method investees	(158,044)	100,516	(57,528)	(206,732)	91,028	(115,704)
Equity in losses of equity-method investees, net	(10,315)	10,315	—	(110,452)	110,452	—

Net loss	$(168,359)	$ 110,831	$(57,528)	$(317,184)	$201,480	$(115,704)

Cash provided by (used in) operating activities	$ 2,485		$ 2,485	$ (54,029)		$ (54,029)

Basic and diluted loss per share:	$ (0.47)		$ (0.16)	$ (0.91)		$ (0.33)

Shares used in computation of basic and diluted loss per share	359,752		359,752	349,886		349,886

           Pro forma results, and certain cash flow information for the six months ended June 30, 2001 and 2000 were as follows (in thousands, except per share data):

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$1,367,981	$ —	$1,367,981	$1,151,765	$ —	$1,151,765
Cost of sales	1,005,664	—	1,005,664	887,567	—	887,567

Gross profit	362,317	—	362,317	264,198	—	264,198
Operating expenses:
Fulfillment	183,831	—	183,831	187,060	—	187,060
Marketing	71,296	—	71,296	82,864	—	82,864
Technology and content	134,994	—	134,994	128,376	—	128,376
General and administrative	48,806	—	48,806	54,513	—	54,513
Stock-based compensation	5,267	(5,267)	—	21,818	(21,818)	—
Amortization of goodwill and other intangibles	101,661	(101,661)	—	163,368	(163,368)	—
Restructuring-related and other	172,910	(172,910)	—	4,468	(4,468)	—

Total operating expenses	718,765	(279,838)	438,927	642,467	(189,654)	452,813

Loss from operations	(356,448)	279,838	(76,610)	(378,269)	189,654	(188,615)
Interest income	16,757	—	16,757	20,440	—	20,440
Interest expense	(68,896)	—	(68,896)	(61,018)	—	(61,018)
Other expense, net	(5,062)	—	(5,062)	(8,046)	—	(8,046)
Other gains, net	45,172	(45,172)	—	—	—	—

Net interest expense and other	(12,029)	(45,172)	(57,201)	(48,624)	—	(48,624)

Loss before equity in losses of equity-method Investees	(368,477)	234,666	(133,811)	(426,893)	189,654	(237,239)
Equity in losses of equity-method investees, net	(23,490)	23,490	—	(198,716)	198,716	—

Net loss before change in accounting principle	(391,967)	258,156	(133,811)	(625,609)	388,370	(237,239)
Cumulative effect of change in accounting principle	(10,523)	10,523	—	—	—	—

Net loss	$ (402,490)	$ 268,679	$ (133,811)	$ (625,609)	$ 388,370	$ (237,239)

Cash used in operating activities	$ (404,499)		$ (404,499)	$ (374,407)		$ (374,407)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (1.09)		$ (0.37)	$ (1.80)		$ (0.68)
Cumulative effect of change in accounting principle	(0.03)		—	—		—

	$ (1.12)		$ (0.37)	$ (1.80)		$ (0.68)

Shares used in computation of basic and diluted loss per share	358,595		358,595	346,680		346,680

          We are providing pro forma results for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

          We expect pro forma operating losses in absolute dollars to be approximately flat to very slightly down for the quarter ending September 30, 2001 in comparison with the quarter ended June 30, 2001. We also expect pro forma operating profitability for the quarter ending December 31, 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

          Our cash and cash equivalents balance was $463 million and $822 million, and our marketable securities balance was $146 million and $278 million at June 30, 2001 and December 31, 2000, respectively.

           Net cash provided by operating activities was $2 million for the three months ended June 30, 2001 and cash used by operating activities for the six months ended June 30, 2001 was $404 million. These operating cash flows resulted from our net loss of $168 million and $402 million for the three months and six months ended June 30, 2001, respectively, and by net non-cash charges and changes in operating assets and liabilities. For the three months ended June 30, 2001, net non-cash charges were $54 million and changes in operating assets and liabilities provided $116 million. For the six months ended June 30, 2001, net non-cash charges were $156 million, and cash used from changes in operating assets and liabilities was $158 million. Cash used in operating activities was $54 million and $374 million for the three months and six months ended June 30, 2000.

          Net cash provided by investing activities was $30 million and $74 million for the three months and six months ended June 30, 2001, respectively. For the three months and six months ended June 30, 2001, investing cash flows consisted of net sales of marketable securities of $40 million and $104 million, respectively, and purchases of fixed assets of $10 million and $30 million, respectively. Net cash provided by investing activities for the six months ended June 30, 2000 was $287 million, which related primarily to net sales of marketable securities of $399 million, offset by purchases of fixed assets of $55 million and purchases of strategic investments of $56 million.

          Net cash provided by financing activities was $4 million and $15 million for the three months and six months ended June 30, 2001, respectively, and related primarily to proceeds from exercises of stock options, offset by repayments of long-term capital lease obligations. Net cash provided by financing activities of $691 million for the six months ended June 30, 2000 was primarily related to our issuance of 690 million Euros of PEACS, net of financing costs.

          Cash equivalents and marketable securities were reduced by $25 million and $57 million during the three months and six months ended June 30, 2001 primarily from the impact of foreign exchange rate fluctuations on our Euro-denominated investments.

          As of June 30, 2001, our principal sources of liquidity consisted of $609 million of cash, cash equivalents and marketable securities. As of that date, our principal commitments consisted of long-term obligations totaling $2.1 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, as well as $0.8 billion in obligations related to operating leases, trade payables, and commitments for advertising and promotional arrangements.

          We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Including amounts received from recent financing activities, we expect that our cash, cash equivalents and marketable securities balance will be over $600 million at September 30, 2001 and approximately $900 million at December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Strategic Alliances

          In the fall of 1999, we began entering into commercial agreements with select strategic partners that involve the sale of their products and services on co-branded sections of our Web site as well as other promotional services, such as advertising placements and customer referrals. As compensation for the services we provide under these agreements, we receive cash, equity securities of these strategic partners, or a combination of the two. In some cases, we have also made separate investments in these partners by making cash payments in exchange for their equity securities. We received cash payments or recorded cash receivables of $25 million and $43 million as unearned revenue for the three months and six months ended June 30, 2001, respectively. Equity securities in the amount of $331 thousand were received during the first quarter of 2001 as compensation for current and future services; no similar arrangements occurred during the second quarter of 2001. Service revenue was $39 million and $27 million for the three months ended June 30, 2001 and 2000, respectively, and $81 million and $50 million for the six months ended June 30, 2001 and 2000, respectively. Included in service revenues are equity-based service revenues of $8 million and $20 million for the three months ended June 30, 2001 and 2000, respectively, and $17 million and $37 million for the six months ended June 30, 2001 and 2000, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations.

          For equity securities of public companies, we generally determine fair value based on the quoted market price at the time we enter into the underlying commercial agreement, and adjust such market price appropriately if significant restrictions on marketability exist. Because an observable market price does not exist for equity securities of private companies, our estimates of fair value of such securities are more subjective than for the securities of public companies. For significant transactions involving equity securities in private companies, we obtain and consider independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and utilizing estimated discounted cash flows for that company. These valuations also reduce the otherwise fair value by a factor that is intended to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to us, such as our knowledge of the industry and knowledge of specific information about the investee, we determine the estimated fair value of the securities received.

          The fair value of these securities, less the net amount of cash we paid for them, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with our strategic partners. Pursuant to Emerging Issues Task Force Issue 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” we do not adjust unearned revenue to give effect to either increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture were not received or modified after March 16, 2000). Therefore, the value of equity securities recorded as unearned revenue could decline in value significantly after the initial measurement is made. We have in the past, and may in the future, experience losses with respect to investments in strategic partners that are not equity method investees as a result of either liquidation of such investments at a loss or provision for an other-than-temporary decline in the fair value of these investments. See “Other Gains, net.” In addition, we have in the past, and may in the future, amend our agreements with certain of our strategic partners to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these strategic relationships.

          As of June 30, 2001, our recorded basis in equity securities was $50 million, including $13 million classified as “Marketable securities,” $12 million classified as “Investments in equity-method investees,” and $25 million classified as “Other equity investments.”

          “Unearned revenue” decreased from $131 million at December 31, 2000 to $87 million at June 30, 2001. This decline in “Unearned revenue” is primarily due to the amortization of $65 million of previously unearned revenue and the write-off of $22 million of unearned revenue due to the contract termination with Kozmo.com, offset by the receipt of cash consideration or recorded receivables and equity warrant of $43 million and $331 thousand, respectively. The revenue is termed “unearned” because it is received in advance of our performance of certain services we have agreed to provide in the future. We have recognized revenue of $32 million and $65 million for the three months and six months ended June 30, 2001, respectively, that was previously categorized as being “unearned.” We have also recognized previously unearned revenue of $22 million associated with the termination of our commercial agreement with Kozmo.com, which was included in “Other gains, net” on the accompanying consolidated statements of operations. Since services had not yet been performed under the contract, no amounts associated with the Kozmo.com commercial agreement were previously recognized in “Net sales” during any period.

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

We Have an Accumulated Deficit and Anticipate Further Losses

          We have incurred significant losses since we began doing business. As of June 30, 2001, we had an accumulated deficit of $2.7 billion and our stockholders’ equity was a deficit of $1.4 billion. We are incurring substantial operating losses and, notwithstanding the recent performance of certain of our segments, we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

          As of June 30, 2001, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.1 billion. We make annual or semi-annual interest payments on the indebtedness under our senior discount notes and our two tranches of convertible notes, which are due in 2008, 2009 and 2010, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

          We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with other covenants in our indebtedness, we will be in default. In addition, our 6.875% Convertible Subordinated Notes due 2010, also known as “PEACS,” are denominated in Euros, not U.S. dollars, and the exchange ratio between the Euro and the U.S. dollar is not fixed by the indenture governing the PEACS. Therefore, fluctuations in the Euro/U.S. dollar exchange ratio may adversely affect us. Furthermore, we have invested some of the proceeds from the PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, as the Euro/U.S. dollar exchange ratio varies, cash equivalents and marketable securities, when translated, may differ materially from expectations.

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

          As these e-commerce market segments continue to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. We also expect that competition in the e-commerce channel will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the market segments in which we operate. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our operating profits or diminish our market segment share.

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

          We have recently entered into transactions to provide portions of our e-commerce platform to third parties, like Toysrus.com, Inc., Borders Group, Inc. and America Online, Inc., and we may enter into similar transactions in the future. In such transactions, we may perform services such as offering a third party’s products or services through our site, operating a website independent of www.amazon.com on behalf of a third party and/or providing technology platform, customer service or fulfillment services for an existing third party website. These arrangements may initially require intense personnel and resource commitments by us, which may constrain the number of such transactions we are able to enter into and may affect our ability to deliver services under the relevent agreements. In addition, we likely will not control all aspects of the customer experience in such arrangements which may harm our brand. Finally, if the third party website, or product or services offering, is not successful, we may not receive all of the compensation we are otherwise due under the terms of the agreement.

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

          Our inventory balance increases substantially in advance of the Christmas holiday. Payments for purchases of much of this inventory do not occur until the first quarter of the following fiscal year. Because we are paid for sales of product upon shipment, we anticipate an increase in available cash in the fourth quarter of our fiscal year, followed by a decrease in the following first quarter of our next fiscal year as we make payments for inventory purchased in the immediately preceding fiscal year.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

          Due to our limited operating history and the unpredictability of our industry, we may not be able to accurately forecast our net sales or rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our net sales fall short of our expectations.

          In addition, our revenue growth depends on the continued growth of demand for the products offered by us or our partners, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by a weakening of the global economy in general or the U.S. economy in particular or by changes in consumer preferences, may result in decreased revenue growth. In addition, as we grow, our further penetration of new and existing market segments may become more difficult. Our historical Company-wide revenue growth may not be sustainable and our percentage growth rate may decrease in the future.

          Our revenues and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers demands,

•	foreign currency exchange rate fluctuations,

•	our ability to acquire merchandise, manage our inventory and fulfill orders,

•	the introduction by our competitors of Web sites, products or services,

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce,

•	timing and costs of upgrades and developments in our systems and infrastructure,

•	the effects of acquisitions and other business combinations, and our ability to successfully integrate those acquisitions and business combinations,

•	technical difficulties, system downtime or Internet brownouts,

•	variations in the mix of products and services we sell,

•	variations in our level of merchandise and vendor returns, and

•	disruptions in service by shipping carriers.

          Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months. Sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

Our Past and Planned Future Growth Will Place a Significant Strain on our Management, Operational and Financial Resources

          We have rapidly and significantly expanded our operations and will endeavor to expand further to pursue growth of our product and service offerings and customer base. Such growth will continue to place a significant strain on our management, operational and financial resources. We also need to train and manage our employee base. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth.

          In addition, we may not benefit in our newer market segments from the first-to-market advantage that we experienced in the online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and our customers may not favorably receive our new businesses. If this were to occur, it could damage our reputation and negatively impact revenue growth.

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

          As the international e-commerce channel continues to grow, competition will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation or distribution. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth in international market segments.

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

          We hold several investments in third parties, primarily investments in our strategic partners, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as being income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. One of our equity-method investees, drugstore.com, is a public company and three others are private companies. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. While the future losses we will record under the equity method are limited to the amount of our investment, we expect to record additional equity method losses in the future. Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheet.

           We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the previous 12 months, we determined that the declines in value of several of our investments in our strategic partners were other-than-temporary, and we recognized losses totaling $230 million (consisting of $34 million in the third quarter of 2000, $155 million in the fourth quarter of 2000, $36 million in the first quarter of 2001 and $5 million in the second quarter of 2001) to record these investments at their then current fair value. In addition, three of our strategic partners in which we also had an investment have declared bankruptcy or liquidated.

          We had net unrealized losses of $1 million on available-for-sale equity securities included in accumulated other comprehensive loss as of June 30, 2001, and have recorded equity-method losses of $23 million for the six months ended June 30, 2001. In recent quarters, companies in the Internet and e-commerce industries have experienced significant difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. In addition, if our strategic partners experience such difficulties, we may not receive the consideration owed to us and the value of our investment may become worthless. As agreements with strategic partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.

          During 2000 and 2001, we amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. We may, in the future, enter into further amendments of our commercial agreements. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements.

We Face Significant Inventory Risk Arising Out of Changes in Consumer Demand and Product Cycles

          We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or understocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory will harm our shipping margins by requiring us to make split shipments from one or more locations, complementary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreements with Toysrus.com and Babysrus.com, Toysrus.com will identify, buy, manage and bear the financial risk of inventory for the co-branded toy and video games store and Babysrus.com will identify, buy, manage and bear the financial risk of inventory for the co-branded baby products store. As a result, if Toysrus.com or Babysrus.com fails to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

          In conjunction with the current tight labor market, the recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer will result in variable accounting treatment for stock options representing, at June 30, 2001, approximately 13 million shares of the Company’s common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company’s common stock.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

          Some of our products, such as toys, tools, hardware, cell phones and kitchen and houseware products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Our strategic partners also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

Foreign Currency Exchange Rate Risk

          For the full year 2000 and the three and six months ended June 30, 2001, net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 14% and 19% of consolidated revenues, respectively. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the Web sites. Accordingly, the functional currency of our subsidiaries that operate these Web sites is the same as the functional currency of the Web sites. In addition, our foreign subsidiaries that support these Web sites use their local currencies as their functional currencies. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2000, and six months ended June 30, 2001 was not material.

          At June 30, 2001, we were also exposed to foreign currency risk related to our PEACS and Euro denominated cash equivalents and marketable securities (“Euro investments”). The PEACS have an outstanding principal balance of 690 million Euros ($585 million, based on the exchange rate as of June 30, 2001), and our Euro investments, classified as available-for-sale, had a balance of 570 million Euros ($483 million, based on the exchange rate as of June 30, 2001). Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Other gains, net.” As the Euro/U.S. dollar exchange ratio varies, the value of our Euro investments, when translated, will fluctuate. We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” and recognized in results of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the PEACS.

Investment Risk

          As of June 30, 2001, our basis in equity securities of other companies was $50 million, including $13 million classified as “Marketable securities,” $12 million classified as “Investments in equity-method investees,” and $25 million classified as “Other equity investments.” We invest in both private and public companies, including our business partners, primarily for strategic purposes. At June 30, 2001, our investments in securities of publicly-held companies was $25 million, and our investments in securities of privately-held companies was $25 million. We have also received securities from some of our strategic partners in exchange for services provided by us to those partners. These investments are accounted for under the equity method if they give us the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three months and six months ended June 30, 2001, we recorded non-cash impairment losses totaling $5 million and $41 million, respectively, to write-down several of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          During the first quarter of 2000, Supnick v. Amazon.com and Alexa Internet and four similar class action complaints were filed against us and our wholly owned subsidiary, Alexa Internet. The complaints, which were consolidated in the United States District Court for the Western District of Washington, alleged that Alexa Internet’s tracking and storage of Internet Web usage paths violated federal and state statutes prohibiting computer fraud, unfair competition, and unauthorized interception of private electronic communications, as well as common law proscriptions against trespass and invasion of privacy. On or about April 20, 2001, the Court preliminarily approved a settlement of the consolidated class action. The settlement is subject to final approval by the Court.

          As previously reported, the Company has received informal inquiries from the Securities and Exchange Commission Staff (“SEC Staff”) with respect to accounting treatment and disclosures for some of our initial strategic partner transactions and has been cooperating with the SEC Staff in responding to those inquiries. The Company has reviewed its accounting treatment for the transactions with the Company’s independent auditors and the SEC Staff, and believes its accounting treatment and disclosures were appropriate.

          On April 12, 2001, the Company received a request from the SEC Staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by Jeffrey Bezos on February 2 and 5, 2001. The Company is cooperating with the SEC Staff’s continuing inquiry.

          A number of purported class action complaints were filed by holders of Amazon.com equity and debt securities against the Company, its directors and certain of its senior officers during the six months ended June 30, 2001, in the United States District Court for the Western District of Washington, alleging that the defendants made false and misleading statements regarding the Company’s financial and accounting disclosures in 2000 and early 2001, including disclosures regarding some of the Company’s strategic partner transactions. The complaints further allege that the defendants’ conduct violated securities laws and seek compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s annual meeting of stockholders was held on May 23, 2000.

           The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	299,966,274	1,866,094
Tom A. Alberg	299,988,078	1,844,290
Scott D. Cook	299,996,975	1,835,393
L. John Doerr	299,975,891	1,856,477
Patricia Q. Stonesifer	300,200,797	1,631,571

ITEM 5.    OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

10.1	Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated July 23, 2001 Announcing the Company’s Second Quarter Financial Results

99.2	Press Release Dated July 23, 2001 Announcing the Company’s Strategic Alliance with America Online, Inc.

          (b)  Reports on Form 8-K

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON .COM , INC . (Registrant)

Dated:    July 23, 2001
/s/ WARREN C. JENSON
By:
Warren C. Jenson
Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

10.1	Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated July 23, 2001 Announcing the Company’s Second Quarter Financial Results

99.2	Press Release Dated July 23, 2001 Announcing the Company’s Strategic Alliance with America Online, Inc.