Form 10-Q
period 2001-09-30
AMAZON COM INC
filed 2001-10-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒    No    ☐

371,753,213 shares of $0.01 par value common stock outstanding as of October 16, 2001

AMAZON.COM, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 432,307	$ 822,435
Marketable securities	235,793	278,087
Inventories	130,739	174,563
Prepaid expenses and other current assets	71,437	86,044

Total current assets	870,276	1,361,129
Fixed assets, net	288,373	366,416
Goodwill, net	62,788	158,990
Other intangibles, net	48,273	96,335
Investments in equity-method investees	7,242	52,073
Other equity investments	18,105	40,177
Other assets	51,311	60,049

Total assets	$1,346,368	$2,135,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 236,992	$ 485,383
Accrued expenses and other current liabilities	243,229	272,683
Unearned revenue	90,288	131,117
Interest payable	41,635	69,196
Current portion of long-term debt and other	16,054	16,577

Total current liabilities	628,198	974,956
Long-term debt and other	2,172,164	2,127,464
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—371,766 and 357,140, respectively	3,718	3,571
Additional paid-in capital	1,455,693	1,338,303
Deferred stock-based compensation	(11,306)	(13,448)
Accumulated other comprehensive loss	(36,434)	(2,376)
Accumulated deficit	(2,865,665)	(2,293,301)

Total stockholders’ deficit	(1,453,994)	(967,251)

Total liabilities and stockholders’ deficit	$1,346,368	$2,135,169

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$639,281	$637,858	$2,007,262	$1,789,623
Cost of sales	477,089	470,579	1,482,753	1,358,146

Gross profit	162,192	167,279	524,509	431,477
Operating expenses:
Fulfillment	81,400	96,421	265,231	283,481
Marketing	32,537	41,921	103,833	124,785
Technology and content	53,846	71,159	188,840	199,535
General and administrative	21,481	26,217	70,287	80,730
Stock-based compensation	(2,567)	4,091	2,700	25,909
Amortization of goodwill and other intangibles	41,835	79,194	143,496	242,562
Restructuring-related and other	3,994	11,791	176,904	16,259

Total operating expenses	232,526	330,794	951,291	973,261

Loss from operations	(70,334)	(163,515)	(426,782)	(541,784)
Interest income	6,316	9,402	23,073	29,842
Interest expense	(35,046)	(33,809)	(103,942)	(94,827)
Other income (expense), net	(2,203)	3,353	(7,265)	(4,693)
Other gains (losses), net	(63,625)	12,366	(18,453)	12,366

Net interest expense and other	(94,558)	(8,688)	(106,587)	(57,312)

Loss before equity in losses of equity-method investees	(164,892)	(172,203)	(533,369)	(599,096)
Equity in losses of equity-method investees, net	(4,982)	(68,321)	(28,472)	(267,037)

Loss before change in accounting principle	(169,874)	(240,524)	(561,841)	(866,133)
Cumulative effect of change in accounting principle	—	—	(10,523)	—

Net loss	$(169,874)	$(240,524)	$ (572,364)	$ (866,133)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (0.46)	$ (0.68)	$ (1.55)	$ (2.48)
Cumulative effect of change in accounting principle	—	—	(0.03)	—

	$ (0.46)	$ (0.68)	$ (1.58)	$ (2.48)

Shares used in computation of basic and diluted loss per share	368,052	353,954	361,782	349,258

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$462,949	$720,377	$822,435	$133,309
OPERATING ACTIVITIES:
Net loss	(169,874)	(240,524)	(572,364)	(866,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and other amortization	19,795	22,857	63,662	61,719
Stock-based compensation	(2,567)	4,091	2,700	25,909
Equity in losses of equity-method investees, net	4,982	68,321	28,472	267,037
Amortization of goodwill and other intangibles	41,835	79,194	143,496	242,562
Non-cash restructuring-related and other	1,881	11,791	70,410	16,259
Gain on sale of marketable securities, net	(1,351)	(3,205)	(1,137)	(4,157)
Other losses (gains), net	63,625	(12,366)	18,453	(12,366)
Non-cash interest expense and other	6,834	6,227	20,119	18,316
Cumulative effect of change in accounting principle	—	—	10,523	—
Changes in operating assets and liabilities:
Inventories	(659)	8,480	44,441	56,766
Prepaid expenses and other current assets	2,960	(13,034)	18,091	(11,997)
Accounts payable	(22,594)	18,470	(253,984)	(158,317)
Accrued expenses and other current liabilities	(9,721)	12,887	(15,212)	(19,407)
Unearned revenue	33,443	64,466	76,640	66,091
Amortization of previously unearned revenue	(30,100)	(26,870)	(95,400)	(65,558)
Interest payable	(2,892)	(4,473)	(27,812)	5,181

Net cash used in operating activities	(64,403)	(3,688)	(468,902)	(378,095)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities	141,724	72,619	303,061	521,913
Purchases of marketable securities	(223,817)	(44,954)	(280,938)	(95,740)
Purchases of fixed assets, including internal-use software and web-site development	(12,925)	(41,948)	(42,787)	(97,427)
Investments in equity-method investees and other investments	—	(5,760)	—	(61,842)

Net cash provided by (used in) investing activities	(95,018)	(20,043)	(20,664)	266,904
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,101	4,564	14,578	39,717
Proceeds from issuance of common stock, net of issuance costs	99,831	—	99,831	—
Proceeds from long-term debt and other	—	500	10,000	681,499
Repayment of long-term debt and other	(6,466)	(3,777)	(15,135)	(12,997)
Financing costs	—	—	—	(16,122)

Net cash provided by financing activities	94,466	1,287	109,274	692,097
Effect of exchange-rate changes on cash and cash equivalents	34,313	(50,885)	(9,836)	(67,167)

Net increase (decrease) in cash and cash equivalents	(30,642)	(73,329)	(390,128)	513,739

CASH AND CASH EQUIVALENTS, END OF PERIOD	$432,307	$647,048	$432,307	$647,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$ 2,014	$ —	$ 4,483	$ 4,346
Fixed assets acquired under financing agreements	—	—	—	4,844
Equity securities received for commercial agreements	—	9,009	331	106,848
Stock issued in connection with business acquisitions	—	2,130	—	32,130
Cash paid for interest	30,275	33,640	110,990	65,382

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note 1.    Accounting Policies

Unaudited Interim Financial Information

          The accompanying consolidated financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

Loss per Share

          The number of shares used in calculating loss per share for the three months ended September 30, 2001 and 2000 was reduced by 1 million and 2 million, respectively, and the number of shares used in calculating loss per share for the nine months ended September 30, 2001 and 2000 was reduced by 1 million and 4 million, respectively. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effect of outstanding stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

Revenues

          Amounts billed to customers for outbound shipping charges are included in net sales and were $74 million and $78 million for the three months ended September 30, 2001 and 2000, respectively, and $232 million and $226 million for the nine months ended September 30, 2001 and 2000, respectively.

Registered Offering of Common Stock

          On July 23, 2001, America Online made a $100 million investment in Amazon.com common stock. The common stock was priced at $12.14 per share, which resulted in the issuance of 8.2 million shares. The common stock was sold under a registration statement that the Company previously filed with the Securities and Exchange Commission.

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

          In February 2000, the Company completed an offering of 690 million Euros of 6.875% Euro-denominated Convertible Subordinated Notes due February 16, 2010 (referred to as “PEACS”). The Company uses derivative financial instruments to hedge the risk of fluctuations in foreign exchange rates between the U.S. dollar and the Euro associated with a portion of its PEACS. Specifically, the Company has designated a cross-currency swap agreement as a cash flow hedge of the foreign exchange rate risk on a portion of the PEACS. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros in principal of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at the Company’s option at no cost on or after February 20, 2003 if the Company’s common stock price is greater than or equal to 84.883 Euros, the conversion price of the PEACS. Each period, a portion of the swap gain or loss included in “Accumulated other comprehensive loss” is reclassified to the statement of operations, “Other gains (losses), net,” to offset the foreign currency loss or gain attributable to remeasurement of the hedged portion of the PEACS. For the three and nine months ended September 30, 2001, a currency swap gain of $5 million and a loss of $2 million, respectively, were reclassified to offset a $5 million currency loss and a $2 million currency gain on the PEACS, respectively. The terms of the swap contract have been structured to match the terms of the hedged portion of the PEACS. This hedge resulted in no ineffectiveness; accordingly, no net gain or loss was recorded during the three and nine months ended September 30, 2001.

          The Company also designated forward purchase agreements as cash flow hedges of the foreign exchange rate risk on a portion of the PEACS’s interest payment paid on February 16, 2001. Under the forward purchase agreements, the Company agreed to pay $18 million and receive 21 million Euros. The impact on results of operations, relating to forward purchase agreements for the nine months ended September 30, 2001, was not significant. There was no activity related to forward purchase agreements during the three months ended September 30, 2001.

          The Company holds strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized in the statement of operations, “Other gains (losses), net,” in the period of change. The Company determines the fair value of its warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants. For the three and nine months ended September 30, 2001, net warrant losses recognized were $5 million and $4 million, respectively.

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

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations.
Remeasurement of the PEACS’s principal resulted in a loss of $40 million and a gain of $29 million for the three and nine months ended September 30, 2001, respectively.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

          The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

Note 2.    Marketable Securities

          Marketable securities, at fair value, consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Certificates of deposit	$ 18,587	$ —
Corporate notes and bonds	30,604	17,447
Asset-backed and agency securities	125,997	82,571
Treasury notes and bonds	51,153	142,085
Equity securities	9,452	35,984

	$235,793	$278,087

Note 3.    Fixed Assets

          Fixed assets, at cost, consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Computers, equipment and software	$284,519	$317,806
Leasehold improvements	103,892	107,367
Leased assets	56,267	51,969
Construction in progress	2,797	4,122

	447,475	481,264
Less accumulated depreciation	(135,075)	(99,244)
Less accumulated amortization on leased assets	(24,027)	(15,604)

Fixed assets, net	$288,373	$366,416

          For the three months ended September 30, 2001 and 2000, depreciation of fixed assets was $20 million and $23 million, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $2 million and $3 million respectively. For the nine months ended September 30, 2001 and 2000, depreciation of fixed assets was $64 million and $62 million, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $7 million and $8 million, respectively.

Note 4.    Unearned Revenue

          During the nine months ended September 30, 2001, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2000	$131,117
Cash received or cash receivable	76,640
Fair value of equity securities received	331
Amortization to revenue	(95,400)
Contract termination, Kozmo.com	(22,400)

Balance, September 30, 2001	$ 90,288

Note 5.    Stock-Based Compensation

          During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At September 30, 2001, approximately 13 million shares remain under variable accounting treatment, which includes 11 million options granted under the exchange offer and 2 million options, with a weighted average exercise price of $46.70, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock.

          Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was a contra-expense of $3 million and an expense of $4 million for the three months ended September 30, 2001 and 2000, respectively, and expenses of $3 million and $26 million for the nine months ended September 30, 2001 and 2000, respectively. The declines in stock-based compensation during the three and nine months ended September 30, 2001 resulted from the full vesting and corresponding full amortization of deferred stock-based compensation by employees associated with certain acquired businesses and the reversal of variable accounting charges previously recorded as a result of declines in quoted prices for the Company’s common stock. The stock-based compensation related to variable accounting treatment was a contra-expense of $4 million for the three months ended September 30, 2001, reducing to zero the variable accounting charge for the nine months ended September 30, 2001.

          During the three months ended September 30, 2001, the Company issued 26 million employee stock options, with a weighted average exercise price of $7.93, in connection with its annual performance-based option-grant program. These options are not subject to variable accounting treatment as they were issued at least six months from the date the limited non-compulsory exchange concluded. The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 67 million and 70 million, or 18% and 20% of the Company’s outstanding common stock at September 30, 2001 and December 31, 2000, respectively.

          The following table shows the amounts of stock-based compensation that would have been recorded under the following income statement categories had stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Cost of sales	$ (43)	$ —	$ —	$ —
Fulfillment	(532)	3	206	(1,609)
Marketing	(110)	190	370	542
Technology and content	(948)	5,838	1,708	27,998
General and administrative	(934)	(1,940)	416	(1,022)

	$(2,567)	$4,091	$2,700	$25,909

Note 6.    Restructuring-Related and Other

          Restructuring-related and other expenses were $4 million and $12 million for the three months ended September 30, 2001 and 2000, respectively, and $177 million and $16 million for the nine months ended

September 30, 2001 and 2000, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational structure, and consolidate certain of its fulfillment and customer service operations. As a result of this operational restructuring, the Company recorded restructuring and other charges of $114 million during the three months ended March 31, 2001, and additional charges of $59 million and $4 million during the three months ended June 30, 2001 and September 30, 2001, respectively. This initiative involved the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of its technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. As of September 30, 2001, 1,320 employees had been terminated, and actual termination benefits paid were $11 million.

          Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of September 30, 2001, there have been no significant inventory write downs resulting from the restructuring, and none are anticipated.

          The charges associated with the restructuring were as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Asset impairments	$1,852	$ 67,825
Continuing lease obligations	1,275	85,280
Termination benefits	694	15,455
Broker commissions, professional fees and other miscellaneous restructuring costs	173	8,344

	$3,994	$176,904

          Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, the Company estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. The Company is actively seeking third-party buyers for the assets held for disposal. Asset impairments recorded during the three months ended September 30, 2001 primarily relate to additional fulfillment-center equipment identified as no longer in service as a result of the operational restructuring.

          Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of our back-up data center. Where possible, the Company is actively seeking third parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. Amounts expensed during the third quarter of 2001 primarily relate to revisions of cash flow estimates for corporate office facilities, and to a lesser extent, technology infrastructure no longer being utilized.

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

          At September 30, 2001, the accrued liability associated with the restructuring-related and other charges was $71 million and consisted of the following (in thousands):

	Balance at March 31, 2001	Subsequent Accruals	Non-Cash Settlements and Other Adjustments	Payments	Balance at September 30, 2001	Due Within 12 Months	Due After 12 Months
Lease obligations	$34,667	$50,970	$(2,693)	$(18,805)	$64,139	$46,437	$17,702
Termination benefits	8,445	599	(2,449)	(5,146)	1,449	1,449	—
Broker commissions, professional fees and other miscellaneous restructuring costs	4,121	2,141	1,559	(1,986)	5,835	5,710	125

	$47,233	$53,710	$(3,583)	$(25,937)	$71,423	$53,596	$17,827

          Restructuring-related and other charges recorded during the three and nine months ended September 30, 2000 were primarily associated with asset impairments relating to computer and fulfillment-center equipment to be disposed of, as well as certain acquisition-related expenses, such as bonuses paid to employees of acquired companies and other miscellaneous acquisition-related expenses.

Note 7.    Other Gains (Losses), Net

          Other gains (losses), net were recorded for the three and nine months ended September 30, 2001 and resulted in net losses of $64 million and $18 million, respectively. Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Foreign-currency gains (losses) on PEACS	$(39,572)	$29,118
Losses on sales of Euro-denominated investments, net	(16,332)	(22,548)
Other-than-temporary impairment losses, equity investments	(2,382)	(43,408)
Contract termination, Kozmo.com	—	22,400
Warrant remeasurements and other	(5,339)	(4,015)

	$(63,625)	$(18,453)

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. During the three months and nine months ended September 30, 2001, the remeasurement of the PEACS resulted in a loss of $40 million and a gain of $29 million, respectively.

          The Company also recorded impairment losses of $2 million and $43 million for the three months and nine months ended September 30, 2001, respectively, relating to other-than-temporary declines in the fair value of Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Inc. Ashford.com, Inc., Audible, Inc. and drugstore.com, inc. These impairments were recorded to reflect the investments at fair value. As of June 30, 2001, the Company’s recorded basis in its investment in Webvan Group, Inc. was reduced to zero as Webvan Group, Inc. ceased operations and filed for bankruptcy. The Company does not expect to recover any portion of its investment in Webvan Group, Inc.

          On February 5, 2001, the Company terminated its commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, the Company made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for its investment under the equity method of accounting. Pursuant to the equity method of accounting, the Company recorded its share of Kozmo.com losses, which, during 2000, reduced its basis in the investment to zero. Accordingly, when Kozmo.com announced its intentions to cease operations on April 12, 2001, the Company did not have any further loss exposure relating to its investment. The Company does not expect to recover any portion of its investment in Kozmo.com.

          Net gains of $12 million were recorded to Other gains (losses), net during the comparable periods in the prior year. Included in this amount was a $34 million loss associated with other-than-temporary declines in the fair value of Audible, Inc. and Nextcard, Inc., a gain of $40 million relating to the acquisition of Homegrocer.com by Webvan Group, Inc., and a $6 million net gain relating to the bankruptcy of Living.com and corresponding commercial contract-termination.

          As of September 30, 2001, the Company’s recorded basis in equity securities was $35 million, including $10 million classified as “Marketable securities,” $7 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.”

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

          As previously reported, on April 12, 2001, the Company received a request from the SEC Staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by Jeffrey Bezos on February 2 and 5, 2001. The Company is cooperating with the SEC Staff’s continuing inquiry.

          A number of purported class action complaints were filed by holders of Amazon.com equity and debt securities against the Company, its directors and certain of its senior officers during the nine months ended September 30, 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that the Company, together with certain of its officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning the Company’s business, financial condition and results, inventories, future prospects, and strategic partner transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with the Company’s February 2000 offering of the PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

          Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

          From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Note 9.    Comprehensive Loss

          The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Loss	$(169,874)	$(240,524)	$(572,364)	$(866,133)
Other Comprehensive Loss:
Unrealized gains (losses) on available-for-sale securities, net	56,740	19,279	7,780	(63,700)
Unrealized losses on Euro-based currency swap	(10,620)	—	(19,644)	—
Foreign currency translation gains (losses), net	1,292	(252)	(89)	(228)
Cumulative effect of accounting change to adopt SFAS No. 133	—	—	(12,294)	—
Reclassification of currency gains on PEACS	—	—	(9,811)	—

	$(122,462)	$(221,497)	$(606,422)	$(930,061)

          Activity in other comprehensive loss relating to the Euro-based currency swap was as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Remeasurement of swap to fair value	$ (5,794)	$(22,040)
Reclassification of losses (gains) to offset currency gains and losses on hedged portion of PEACS	(4,826)	2,396

	$(10,620)	$(19,644)

Note 10.    Segment Information

          In January 2001, the Company began presenting information to its chief operating decision maker in four segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services and International. Accordingly, the Company is now disclosing its segment financial information along these lines. Allocation methodologies are consistent with past presentations, and prior period amounts have been reclassified to conform with the current period presentation. The U.S. Books, Music and DVD/Video segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com for books, music and DVD/video products, including amounts earned on sales of similar products, new or used, sold through Amazon Marketplace. The U.S. Electronics, Tools and Kitchen segment includes revenues, direct costs, and cost allocations associated with www.amazon.com retail sales of electronics, computers, camera and photo items, software, computer and video games, cell phones and related service, tools and hardware, outdoor living items, kitchen and housewares products and toys sold other than through the Company’s Toysrus.com strategic alliance and new initiatives. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products, new or used, sold through Amazon Marketplace. The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business strategic relationships, including offering products or services sold by us through syndicated stores such as www.borders.com; providing the Company’s technology services such as search, browse and personalization; permitting third parties to offer non-overlapping products or services through our Web site; and powering third-party Web sites, providing fulfillment services, or both. The Services segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the Company’s four internationally-focused sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp.

          Service revenues during the three and nine months ended September 30, 2001 related primarily to commercial agreements with Toysrus.com, Borders Group, Inc. and drugstore.com. Included in service revenues for the comparative periods of the prior year were amounts associated with the $20 million sale of inventory, at cost, relating to the transition of the toys and video games product categories to Toysrus.com. Included in service revenues are equity-based service revenues of $5 million and $21 million for the three months ended September 30, 2001 and 2000, respectively, and $22 million and $58 million for the nine months ended September 30, 2001 and 2000, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations.

          The Company measures the results of operations of its reportable segments using a pro forma measure. Pro forma results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges are not in conformity with accounting principles generally accepted in the United States.

          Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Three Months Ended September 30, 2001:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
Net sales	$351,431	$103,112	$454,543	$46,247	$138,491	$639,281
Gross profit	93,354	13,327	106,681	27,348	28,163	162,192
Pro forma income (loss) from operations	26,223	(33,107)	(6,884)	7,812	(28,000)	(27,072)
Other non-cash and restructuring-related operating expenses						(43,262)
Net interest expense and other						(94,558)
Equity in losses of equity-method investees, net						(4,982)

Net loss						$(169,874)

Three Months Ended September 30, 2000:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
Net sales	$399,905	$97,597	$497,502	$52,691	$87,665	$637,858
Gross profit	108,746	8,940	117,686	30,711	18,882	167,279
Pro forma income (loss) from operations	24,688	(60,839)	(36,151)	7,281	(39,569)	(68,439)
Other non-cash and restructuring-related operating expenses						(95,076)
Net interest expense and other						(8,688)
Equity in losses of equity-method investees, net						(68,321)

Net loss						$(240,524)

Nine Months Ended September 30, 2001:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
Net sales	$1,150,740	$330,576	$1,481,316	$127,004	$398,942	$2,007,262
Gross profit	313,317	43,706	357,023	81,908	85,578	524,509
Pro forma income (loss) from operations	92,815	(120,262)	(27,447)	16,327	(92,562)	(103,682)
Other non-cash and restructuring-related operating expenses						(323,100)
Net interest expense and other						(106,587)
Equity in losses of equity-method investees, net						(28,472)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$ (572,364)

Nine Months Ended September 30, 2000:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
Net sales	$1,186,595	$263,948	$1,450,543	$102,890	$236,190	$1,789,623
Gross profit	278,463	22,248	300,711	79,562	51,204	431,477
Pro forma income (loss) from operations	32,319	(197,165)	(164,846)	9,312	(101,520)	(257,054)
Other non-cash and restructuring-related operating expenses						(284,730)
Net interest expense and other						(57,312)
Equity in losses of equity-method investees, net						(267,037)

Net loss						$ (866,133)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating profitability, net sales, gross margin, certain operating expenses, operating loss, and cash, cash equivalents and marketable securities balances, all of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, risks of inventory management, the degree to which we enter into service relationships and other strategic transactions, fluctuations in the value of securities and non-cash payments we receive in connection with such transactions, foreign currency exchange risks, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the section entitled “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

Events of September 11, 2001

          The events of September 11, 2001 negatively impacted our net sales during the three months ended September 30, 2001. Immediately following the events of September 11, 2001, customer purchases significantly declined but have recovered. We estimate that the net sales impact as a result of the events of September 11, 2001 was between $25 million and $35 million.

Results of Operations

Net Sales

          Net sales includes the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on our Amazon Marketplace, Auctions and zShops; and amounts earned in connection with our business-to-business strategic alliances, which includes the selling price of consumer products sold by us through syndicated stores such as www.borders.com; commissions earned from third parties who utilize our technology services such as search, browse and personalization; commissions earned from third parties who offer non-overlapping products through our Web site; amounts earned for featuring third-party storefronts and products alongside our own product inventory in our single detail pages; miscellaneous marketing and promotional agreements; and amounts earned for powering third-party Web sites, providing fulfillment services, or both.

          Net sales were $639 million and $638 million for the three months ended September 30, 2001 and 2000, respectively, and $2.0 billion and $1.8 billion for the nine months ended September 30, 2001 and 2000, respectively, representing increases of less than 1% and 12%, respectively. The slowing growth rates in our net sales reflect declines in general economic conditions (including declines resulting from the events of September 11, 2001), a shift in the source of our product sales towards new and used products sold through Amazon Marketplace, and amounts included in the prior comparative periods that are not recurring. Included in net sales for the comparative periods of the prior year were online sales of toys and video games, product lines that are now sold through our strategic alliance with Toysrus.com, and amounts associated with the $20 million sale of inventory, at cost, to Toysrus.com relating to the transition of the toys and video games product categories. Increases in absolute dollars for the nine months ended September 30, 2001, in comparison with the corresponding period in the prior year, are primarily due to increases in unit sales from our internationally-focused websites and increases in our Services segment resulting from the Toysrus.com strategic alliance, which commenced during the third quarter of 2000.

          Net sales for our U.S. Books, Music and DVD/Video segment were $351 million and $400 million for the three months ended September 30, 2001 and 2000, respectively, and $1.15 billion and $1.19 billion for the nine months ended September 30, 2001 and 2000, respectively. Included in net sales for this segment are sales of consumer products and related shipping charges for our books, music and DVD/video products sold through www.amazon.com, including amounts earned on sales of similar products, new or used, sold through Amazon Marketplace. Amazon Marketplace represented 17% of total orders in our U.S. Retail segments, primarily relating to our U.S. Books, Music and DVD/Video segment, during the three months ended September 30, 2001. No Amazon Marketplace orders were placed in the comparative three-month period of the preceding year. Net sales for our U.S. Books Music and DVD/Video segment declined by 12% and 3% in comparison to the corresponding three and nine-month periods in the prior year, respectively. These declines reflect several factors including a shift in the source of our product sales towards new and used products sold through Amazon Marketplace, a general increase in customer discounts offered during the third quarter of 2001 as compared to a general decrease of such discounts offered during the comparative quarter of the preceding year, a continuing focus on balancing revenue growth with operating profitability, and declines in general economic conditions (including declines resulting from the events of September 11, 2001).

          Net sales for our U.S. Electronics, Tools and Kitchen segment were $103 million and $98 million for the three months ended September 30, 2001 and 2000, respectively, and $331 million and $264 million for the nine months ended September 30, 2001 and 2000, respectively. Included in net sales for this segment are sales of consumer products and related shipping charges for electronics, computers, camera and photo items, software, tools and hardware, outdoor living items, kitchen and houseware products, cell phones and service sold through www.amazon.com, and toys and video games sold other than through our strategic alliance with Toysrus.com. The U.S. Electronics, Tools and Kitchen segment also includes amounts earned on sales of similar products, new or used, sold through Amazon Marketplace. The growth rate in comparison to the corresponding three and nine-month periods in the prior year for the U.S. Electronics, Tools and Kitchen segment was 6% and 25%, respectively. Excluding online sales of toys and video games which, since September 2000, are now sold at www.amazon.com through our strategic alliance with Toysrus.com, growth rates for our U.S. Electronics, Tools and Kitchen segment would have been 23% and 50% for the three and nine months ended September 30, 2001, respectively. Growth in net sales for our U.S. Electronics, Tools and Kitchen segment reflects increases in units sold by our electronics, kitchen and housewares, and outdoor living stores in comparison with the same periods in 2000, offset by declines in general economic conditions (including declines resulting from the events of September 11, 2001), and the decline in online sales of toys and video game products which are now sold through our strategic alliance with Toysrus.com.

          Net sales for our Services segment were $46 million and $53 million for the three months ended September 30, 2001 and 2000, respectively, and $127 million and $103 million for the nine months ended September 30, 2001 and 2000 respectively. Net sales for our Services segment include amounts earned in connection with our business-to-business strategic relationships, which includes the selling price of consumer products sold by us through syndicated stores such as www.borders.com; commissions earned from third parties who utilize our technology services such as search, browse and personalization; commissions earned from third parties who offer non-overlapping products or services through our Web site; and amounts earned for powering third-party Web sites, providing fulfillment services, or both. Net sales for our Services segment also includes amounts earned through Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. For the three months ended September 30, 2001, our Services segment declined by 12% in comparison to the corresponding period in the prior year. This decline was primarily due to the amounts included in the prior year comparative period associated with the $20 million sale of inventory, at cost, relating to the transition of the toys and video games product categories to Toysrus.com. For the nine months ended September 30, 2001, our Services segment grew by 23%, primarily reflecting the impact of our Toysrus.com strategic alliance, which commenced during the third quarter of 2000, offset by the conclusion of certain of our initial strategic marketing relationships. Included in service revenues are equity-based service revenues of $5 million and $21 million for the three months ended September 30, 2001 and 2000, respectively, and $22 million and $58 million for the nine months ended September 30, 2001 and 2000, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations.

          Net sales for our International segment were $138 million and $88 million for the three months ended September 30, 2001 and 2000, respectively, and $399 million and $236 million for the nine months ended September 30, 2001 and 2000, respectively. Net sales in this segment were comprised primarily of books, music and DVD/video consumer product sales and related shipping charges to our customers sold through www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp Web sites, including their export sales into the United States, and also includes sales of our recently-opened consumer electronics stores at www.amazon.co.uk and www.amazon.de. The growth in comparison to the corresponding three and nine-month periods in the prior year for the International segment was 58% and 69%, respectively, which reflects increases in units sold by our www.amazon.de and www.amazon.co.uk sites, as well as the launch of our new www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. Sales to customers outside the United States, including export sales from www.amazon.com, represented, as a percentage of consolidated net sales, approximately 29% and 23% for the three months ended September 30, 2001 and 2000, respectively, and 28% and 23% for the nine months ended September 30, 2001 and 2000, respectively.

          Shipping revenue across all segments was $74 million and $78 million for the three months ended September 30, 2001 and 2000, respectively, and $232 million and $226 million for the nine months ended September 30, 2001 and 2000, respectively. Shipping revenue in 2001 generally corresponds with unit sales levels, offset by our periodic free and reduced-shipping promotions.

          In connection with the Events of September 11, 2001, we collected donations on behalf of the American Red Cross. The customers of Amazon.com generously contributed nearly $7 million dollars in support of this relief effort; amounts collected on behalf of the American Red Cross are excluded from net sales. Normal fees associated with our Payments system were waived for these contributions, and the following payment-processing organizations generously waived the fees they normally charge to Amazon.com: Paymentech, Inc., Discover/Novus, Mastercard, JCB, American Express, Diners Club, and Visa.

          We expect net sales for the fourth quarter ending December 31, 2001 to between $970 million and $1.07 billion. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Gross Profit

          Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies, and certain costs associated with our service revenues. Costs associated with our service revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of our service partners, costs to provide customer service, credit-card fees and other related costs. Cost of sales for our Services segment associated with syndicated stores, such as www.borders.com, consists only of the purchase price of consumer products, inbound and outbound shipping charges and packaging supplies.

          Gross profit was $162 million and $167 million for the three months ended September 30, 2001 and 2000, respectively, and $525 million and $431 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 3% and an increase of 22%, respectively. Declines in the absolute dollars of gross profit during the three months ended September 30, 2001 primarily reflect the general increase in customer discounts offered during the third quarter of 2001 as compared to a general decrease of such discounts offered during the comparative quarter of the preceding year for our Books, Music and DVD/Video segment; the effect of our various reduced-rate and free-shipping promotions; the decline in Services revenue and margin resulting from a shift in the mix of our strategic relationships towards alliances that incorporate a broad range of services, including fulfillment; as well as declines in general economic conditions (including declines resulting from the events of September 11, 2001). Offsetting these declines were improvements in inventory management and product sourcing, as well as increased unit sales from our internationally-focused Web sites. Increases in absolute dollars of gross profit during the nine months ended September 30, 2001 reflect our improvements in inventory management, and general declines in customer discounts offered during this period. Excluding the results of our Services segment, gross margin would have been 23% for each of the three months ended September 30, 2001 and 2000, as compared with an overall gross margin of 25% and 26%, respectively. Excluding the results of our Services segment, gross margin would have been 24% and 21% for the nine months ended September 30, 2001 and 2000, respectively, as compared with an overall gross margin of 26% and 24%, respectively.

          Gross profit for our U.S. Books, Music and DVD/video segment was $93 million and $109 million for the three months ended September 30, 2001 and 2000, respectively, and $313 million and $278 million for the nine months ended September 30, 2001 and 2000, respectively, which represents a decline of 14% and an increase of 13%, respectively. Gross margin was 27% during each of the three months ended September 30, 2001 and 2000, and 27% and 23% for the nine months ended September 30, 2001 and 2000, respectively. Gross margin for the three months ended September 30, 2001 was negatively impacted by increases in discounts offered on our books product line, offset by higher-margin sales of new and used products sold through Amazon Marketplace. Improvements in gross margin for the year-to-date comparative periods primarily reflect our efforts to improve product sourcing as we continued to increase the percentage of products sourced directly from publishers, a favorable mix in customer discounts and lower inventory charges as a percent of sales, and to a lesser extent the higher margin sales of new and used products sold through Amazon Marketplace.

          Gross profit for our U.S. Electronics, Tools and Kitchen segment was $13 million and $9 million for the three months ended September 30, 2001 and 2000, respectively, and $44 million and $22 million for the nine months ended September 30, 2001 and 2000, respectively, which represents increases of 49% and 96%, respectively. Increases in gross profit for each of the comparative periods corresponds with increases in net sales, as well as improvements in gross margin. Gross margin was 13% and 9% for the three months ended September 30, 2001 and 2000, respectively, and 13% and 8% for the nine months ended September 30, 2001 and 2000, respectively. Improvements in gross margin over the corresponding periods of the prior year primarily reflect our efforts to improve sourcing arrangements, the introduction of new product categories, and improvements in inventory management.

          Gross profit for our Services segment was $27 million and $31 million for the three months ended September 30, 2001 and 2000, respectively, and $82 million and $80 million for the nine months ended September 30, 2001 and 2000, respectively, which represents a decline of 11% and an increase of 3%, respectively. Costs associated with our service revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of our service partners, costs to provide customer service, credit-card fees and other related costs. Cost of sales for our Services segment associated with syndicated stores, such as www.borders.com, consists only of the purchase price of consumer products, inbound and outbound shipping charges and packaging supplies. Gross margin was 59% and 58% for the three months ended September 30, 2001 and 2000, respectively, and 64% and 77% for the nine months ended September 30, 2001 and 2000, respectively. Gross profit from our Services segment largely corresponds with revenues from our business-to-business strategic relationships, which includes the selling price of consumer products sold by us through syndicated stores such as www.borders.com; commissions earned from third parties who utilize our technology services such as search, browse and personalization; commissions earned from third parties who offer non-overlapping products or services through our Web site; and amounts earned for powering third-party web-sites, providing fulfillment services, or both. Gross profit for our Services segment also includes amounts earned through Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The decline in gross profit from our Services segment for the three months ended September 30, 2001 in comparison to the corresponding period in the prior year corresponds with the decline in net sales for the same periods, and also relates to service costs classified in cost of sales resulting from the shift in the mix of our strategic relationships towards alliances that incorporate a broad range of services, including fulfillment. Included in service revenues are equity-based service revenues of $5 million and $21 million for the three months ended September 30, 2001 and 2000, and $22 million and $58 million for the nine months ended September 30, 2001 and 2000. Equity-based service revenues are associated with private and public securities received and amortized into results of operations.

          Gross profit for our International segment was $28 million and $19 million for the three months ended September 30, 2001 and 2000, respectively, and $86 million and $51 million for the nine months ended September 30, 2001 and 2000, respectively, which represents increases of 49% and 67%, respectively. Gross margin was 20% and 22% for the three months ended September 30, 2001 and 2000, respectively, and 21% and 22% for the nine months ended September 30, 2001 and 2000, respectively. The increase in our absolute gross profit dollars reflects increases in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with the same periods in the prior year, as well as the launch of our www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. The decline in gross margin for each of the comparative periods corresponds with changes in the mix of customer discounts, the addition of electronics as a product category offered at www.amazon.de and www.amazon.co.uk, as well as increased provisions for inventory-related allowances.

          Shipping gross loss across all segments was $2 million and shipping gross profit was $8 million during the three months ended September 30, 2001 and 2000, respectively, and shipping gross loss was $8 million and shipping gross profit was $16 million for the nine months ended September 30, 2001 and 2000, respectively. The gross loss in shipping in the three and nine-month periods of 2001 was due, in part, to a higher revenue mix from our business units in countries that offer free shipping or product lines that involve low margin shipping, as well as selective free-shipping promotions in the U.S.; well-publicized rate increases and fuel-surcharges from our major suppliers; as well as costs associated with split and long-zone shipments. Shipping losses incurred from our internationally-focused Web sites, included in shipping results across all segments, were $3 million and $1 million for the three months ended September 30, 2001 and 2000, respectively, and $8 million and $4 million for the nine months ended September 30, 2001 and 2000, respectively. We continue to measure our shipping results relative to their impact on our overall financial results, with the viewpoint that shipping promotions are an effective marketing tool. We will from time to time continue offering shipping promotions to our customers and may continue to experience fluctuating margins from shipping activities.

          We expect our overall gross margin to be between 22% and 25% of net sales for the quarter ending December 31, 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Fulfillment

          Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Certain fulfillment-related costs to ship products on behalf of our service partners, excluding those costs associated with syndicated stores, are classified as cost of sales rather than fulfillment. Fulfillment costs were $81 million and $96 million for the three months ended September 30, 2001 and 2000, respectively, representing 13% and 15% of net sales for the corresponding periods. Fulfillment costs were $265 million and $283 million for the nine months ended September 30, 2001 and 2000, respectively, representing 13% and 16% of net sales for the corresponding periods, respectively. Excluding net sales from our services segment, fulfillment costs represent 14% and 16% of net sales for the three months ended September 30,

2001 and 2000, respectively, and 14% and 17% of net sales for the nine months ended September 30, 2001 and 2000. We expect our fulfillment costs to decline in the future due to our continued efforts to improve operational efficiency and as we are able to leverage the fixed-cost portion of our fulfillment-network infrastructure. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Marketing

          Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $33 million and $42 million, representing 5% and 7% of net sales, for the three months ended September 30, 2001 and 2000, respectively, and $104 million and $125 million, representing 5% and 7% of net sales, for the nine months ended September 30, 2001 and 2000, respectively. Declines in spending for marketing-related activities in comparison to corresponding periods in the prior year reflect management efforts to target advertising spending in channels considered most effective at driving incremental net sales, while reducing overall advertising-related costs.

Technology and Content

          Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $54 million and $71 million for the three months ended September 30, 2001 and 2000, respectively, representing 8% and 11% of net sales for the corresponding periods, respectively, and $189 million and $200 million for the nine months ended September 30, 2001 and 2000, respectively, representing 9% and 11% of net sales for the corresponding periods, respectively. The decline in absolute dollars spent during the three months and nine months ended September 30, 2001 in comparison to the corresponding periods in the prior year primarily reflect our migration to a Linux-based technology platform that utilizes a less-costly technology infrastructure, as well as general price reductions for data and telecommunication services due to market overcapacity. We expect to continue to invest in technology and improvements in our Web sites during the remainder of 2001 and 2002, which may include, but is not limited to, offering additional product categories to our customers and implementing additional strategic alliances, as well as potentially continuing our international expansion.

General and Administrative

          General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $21 million and $26 million for the three months ended September 30, 2001 and 2000, respectively, representing 3% and 4% of net sales for the corresponding periods, respectively, and $70 million and $81 million for the nine months ended September 30, 2001 and 2000, respectively, representing 4% and 5% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs was primarily due to our operational restructuring plan announced in January 2001, which reduced the number of positions in finance and administrative roles and consolidated our corporate office locations.

Stock-Based Compensation

          During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At September 30, 2001, approximately 13 million shares remain under variable accounting treatment, which includes 11 million options granted under the exchange offer and 2 million options, with a weighted average exercise price of $46.70, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock.

          Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was a contra-expense of $3 million and an expense of $4 million for the three months ended September 30, 2001 and 2000, respectively, and expenses of $3 million and $26 million for the nine months ended September 30, 2001 and 2000, respectively. The declines in stock-based compensation during the three and nine months ended September 30, 2001 resulted from the full vesting and corresponding full amortization of deferred stock-based compensation by employees associated with certain acquired businesses and the reversal of variable accounting charges recorded in prior months as a result of declines in quoted prices for the Company’s common stock. The stock-based compensation related to variable accounting treatment was a contra-expense of $4 million for the three months ended September 30, 2001, reducing to zero the variable accounting charge for the nine months ended September 30, 2001.

          During the three months ended September 30, 2001, we issued 26 million employee stock options, with a weighted average exercise price of $7.93, in connection with our annual performance-based option-grant program. These options are not subject to variable accounting treatment as they were issued at least six months from the date the limited non-compulsory exchange concluded. The number of shares of common stock subject to vested and unvested employee stock options was approximately 67 million and 70 million, or 18% and 20% of our outstanding common stock at September 30, 2001 and December 31, 2000, respectively.

Amortization of Goodwill and Other Intangibles

          Amortization of goodwill and other intangibles was $42 million and $79 million for the three months ended September 30, 2001 and 2000, respectively, and $143 million and $243 million for the nine months ended September 30, 2001 and 2000, respectively. During the fourth quarter of 2000, we recorded an impairment on goodwill and other intangibles relating to certain of our 1999 acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during the three months and nine months ended September 30, 2001, and will continue to reduce the amortization expense, relating to these 1999 acquisitions, going forward. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of substantially reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Restructuring-Related and Other

          Restructuring-related and other expenses were $4 million and $12 million for the three months ended September 30, 2001 and 2000, respectively, and $177 million and $16 million for the nine months ended

September 30, 2001 and 2000, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce our operating costs, streamline our organizational structure, and consolidate certain of our fulfillment and customer service operations. As a result of this operational restructuring, we recorded restructuring and other charges of $114 million during the three months ended March 31, 2001, and additional charges of $59 million and $4 million during the three months ended June 30, 2001 and September 30, 2001, respectively. This initiative involved the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a Linux-based operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. As of September 30, 2001, 1,320 employees had been terminated, and actual termination benefits paid were $11 million.

          Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with EITF 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of September 30, 2001, there have been no significant inventory writedowns resulting from the restructuring, and none are anticipated.

          The charges associated with our restructuring were as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Asset impairments	$1,852	$ 67,825
Continuing lease obligations	1,275	85,280
Termination benefits	694	15,455
Broker commissions, professional fees and other miscellaneous restructuring costs	173	8,344

	$3,994	$176,904

          Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, we estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. We are actively seeking third-party buyers for the assets held for disposal. Asset impairments recorded during the three months ended September 30, 2001 primarily relate to additional fulfillment-center equipment identified as no longer in service as a result of our operational restructuring.

          Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of our back-up data center. Where possible, we are actively seeking third-parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. Amounts expensed during the third quarter of 2001 primarily relate to revisions of cash flow estimates for corporate office facilities, and to a lesser extent, technology infrastructure no longer being utilized.

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

          Cash payments resulting from the restructuring during the three months and nine months ended September 30, 2001 were $15 million and $35 million, respectively. We anticipate the restructuring charges will result in the following net cash outflows (in thousands):

	Leases	Termination Benefits	Other	Total
Year Ending December 31,
2001	$35,678	$12,707	$4,773	$ 53,158
2002	35,261	78	3,571	38,910
2003	4,643	—	—	4,643
2004	1,612	—	—	1,612
2005	1,563	—	—	1,563
Thereafter	6,473	—	—	6,473

Total estimated cash outflows	$85,230	$12,785	$8,344	$106,359

          Restructuring-related and other charges recorded during the three and nine months ended September 30, 2000 were primarily associated with asset impairments relating to computer and fulfillment-center equipment to be disposed of, as well as certain acquisition-related expenses, such as bonuses paid to employees of acquired companies and other miscellaneous acquisition-related expenses.

Loss from Operations

          Our loss from operations was $70 million and $164 million for the three months ended September 30, 2001 and 2000, respectively, and $427 million and $542 million for the nine months ended September 30, 2001 and 2000, respectively. Excluding the restructuring-related charges included in “Restructuring-related and other,” our loss from operations would have been $66 million and $250 million for the three months and nine months ended September 30, 2001, respectively. Excluding the restructuring-related charges, the improvement in operating loss for the three months and nine months ended September 30, 2001 in comparison with the prior periods was primarily due to declines in non-cash charges such as amortization of goodwill and other intangibles, as well as a reduction in other operating costs, including fulfillment, marketing, technology and content, and general and administrative.

Net Interest Expense and Other

          Net interest expense and other, excluding “Other gains (losses), net,” was $31 million and $21 million for the three months ended September 30, 2001 and 2000, respectively, and $88 million and $70 million for the nine months ended September 30, 2001 and 2000, respectively. Interest income was $6 million and $9 million for the three months ended September 30, 2001 and 2000, respectively, and $23 million and $30 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense was $35 million and $34 million for the three months ended September 30, 2001 and 2000, respectively, and $104 million and $95 million for the nine months ended September 30, 2001 and 2000. Other income and expense, consisting primarily of realized gains and losses on sales of marketable securities, miscellaneous operating taxes and certain realized foreign-currency related transactional gains and losses, was a net expense of $2 million and a gain of $3 million for the three months ended September 30, 2001 and 2000, respectively, and represented net expenses of $7 million and $5 million for the nine months ended September 30, 2001 and 2000, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The increase in interest expense during the nine month period ended September 30, 2001 over the same period for

2000 is primarily related to our February 2000 issuance of the PEACS. Other components of interest expense include our February 1999 issuance of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”), and our May 1998 issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the “Senior Discount Notes”).

Other Gains (Losses), Net

          Other gains (losses), net were recorded for the three and nine months ended September 30, 2001 and resulted in net losses of $64 million and $18 million, respectively. Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Foreign-currency gains (losses) on PEACS	$(39,572)	$29,118
Losses on sales of Euro-denominated investments, net	(16,332)	(22,548)
Other-than-temporary impairment losses, equity investments	(2,382)	(43,408)
Contract termination, Kozmo.com	—	22,400
Warrant remeasurements and other	(5,339)	(4,015)

	$(63,625)	$(18,453)

          Effective January 1, 2001, currency gains and losses arising from the remeasurement of the PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the PEACS were recorded to “Accumulated other comprehensive loss” as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the PEACS previously hedging the available-for-sale securities is now being recorded in the statements of operations. During the three months and nine months ended September 30, 2001, the remeasurement of the PEACS resulted in a loss of $40 million and a gain of $29 million, respectively.

          We also recorded impairment losses of $2 million and $43 million for the three months and nine months ended September 30, 2001, respectively, relating to other-than-temporary declines in the fair value of Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Inc. Ashford.com, Inc., Audible, Inc. and drugstore.com, inc. These impairments were recorded to reflect the investments at fair value. As of June 30, 2001, our recorded basis in our investment in Webvan Group, Inc. was reduced to zero as Webvan Group, Inc. ceased operations and filed for bankruptcy. We do not expect to recover any portion of our investment in Webvan Group, Inc.

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

          Net gains of $12 million were recorded to Other gains (losses), net during the comparable three-month period in the prior year. Included in this amount was a $34 million loss associated with other-than-temporary declines in the fair value of Audible, Inc. and Nextcard, Inc., a gain of $40 million relating to the acquisition of Homegrocer.com by Webvan Group, Inc., and a $6 million net gain relating to the bankruptcy of Living.com and corresponding commercial contract-termination.

          As of September 30, 2001, our recorded basis in equity securities was $35 million, including $10 million classified as “Marketable securities,” $7 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.”

Equity in Losses of Equity-Method Investees

          Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of equity-method losses was $5 million and $68 million for the three months ended September 30, 2001 and 2000, respectively, and $28 million and $267 million for the nine months ended September 30, 2001 and 2000, respectively. Equity-method losses reduce our underlying investment balances until the recorded basis is reduced to zero. As of September 30, 2001, our basis in equity-method investments was $7 million. No cash investments have been made in equity-method investees during 2001. Accordingly, as equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments in the voting stock of third parties, equity-method losses to continue to decline in comparison with prior periods during the remainder of 2001.

Income Taxes

          We provided for an immaterial amount of current and deferred U.S. federal, state or foreign income taxes for the current and prior period. We provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realization.

Pro Forma Results of Operations

          We provide certain pro forma information regarding our results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges. We also provide certain pro forma information regarding our net loss, which excludes other gains (losses), net; equity in losses of equity-method investees, net; cumulative effect of change in accounting principle; and amounts excluded from pro forma operating results. This pro forma information is not presented in accordance with accounting principles generally accepted in the United States.

          Pro forma results, and certain cash flow information for the three months ended September 30, 2001 and 2000 were as follows (in thousands, except per share data):

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$639,281	$ —	$639,281	$637,858	$ —	$637,858
Cost of sales	477,089	—	477,089	470,579	—	470,579

Gross profit	162,192	—	162,192	167,279	—	167,279
Operating expenses:
Fulfillment	81,400	—	81,400	96,421	—	96,421
Marketing	32,537	—	32,537	41,921	—	41,921
Technology and content	53,846	—	53,846	71,159	—	71,159
General and administrative	21,481	—	21,481	26,217	—	26,217
Stock-based compensation	(2,567)	2,567	—	4,091	(4,091)	—
Amortization of goodwill and other intangibles	41,835	(41,835)	—	79,194	(79,194)	—
Restructuring-related and other	3,994	(3,994)	—	11,791	(11,791)	—

Total operating expenses	232,526	(43,262)	189,264	330,794	(95,076)	235,718

Loss from operations	(70,334)	43,262	(27,072)	(163,515)	95,076	(68,439)
Interest income	6,316	—	6,316	9,402	—	9,402
Interest expense	(35,046)	—	(35,046)	(33,809)	—	(33,809)
Other income (expense), net	(2,203)	—	(2,203)	3,353	—	3,353
Other gains (losses), net	(63,625)	63,625	—	12,366	(12,366)	—

Net interest expense and other	(94,558)	63,625	(30,933)	(8,688)	(12,366)	(21,054)

Loss before equity in losses of equity-method investees	(164,892)	106,887	(58,005)	(172,203)	82,710	(89,493)
Equity in losses of equity-method investees, net	(4,982)	4,982	—	(68,321)	68,321	—

Net loss	$(169,874)	$111,869	$ (58,005)	$(240,524)	$151,031	$ (89,493)

Net cash used in operating activities	$ (64,403)		$ (64,403)	$ (3,688)		$ (3,688)

Basic and diluted loss per share	$ (0.46)		$ (0.16)	$ (0.68)		$ (0.25)

Shares used in computation of basic and diluted loss per share	368,052		368,052	353,954		353,954

          Pro forma results, and certain cash flow information for the nine months ended September 30, 2001 and 2000 were as follows (in thousands, except per share data):

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	As Reported	Pro Forma Adjustments	Pro Forma	As Reported	Pro Forma Adjustments	Pro Forma
Net sales	$2,007,262	$ —	$2,007,262	$1,789,623	—	$1,789,623
Cost of sales	1,482,753	—	1,482,753	1,358,146	—	1,358,146

Gross profit	524,509	—	524,509	431,477	—	431,477
Operating expenses:
Fulfillment	265,231	—	265,231	283,481	—	283,481
Marketing	103,833	—	103,833	124,785	—	124,785
Technology and content	188,840	—	188,840	199,535	—	199,535
General and administrative	70,287	—	70,287	80,730	—	80,730
Stock-based compensation	2,700	(2,700)	—	25,909	(25,909)	—
Amortization of goodwill and other intangibles	143,496	(143,496)	—	242,562	(242,562)	—
Restructuring-related and other	176,904	(176,904)	—	16,259	(16,259)	—

Total operating expenses	951,291	(323,100)	628,191	973,261	(284,730)	688,531

Loss from operations	(426,782)	323,100	(103,682)	(541,784)	284,730	(257,054)
Interest income	23,073	—	23,073	29,842	—	29,842
Interest expense	(103,942)	—	(103,942)	(94,827)	—	(94,827)
Other expense, net	(7,265)	—	(7,265)	(4,693)	—	(4,693)
Other gains (losses), net	(18,453)	18,453	—	12,366	(12,366)	—

Net interest expense and other	(106,587)	18,453	(88,134)	(57,312)	(12,366)	(69,678)

Loss before equity in losses of equity-method investees	(533,369)	341,553	(191,816)	(599,096)	272,364	(326,732)
Equity in losses of equity-method investees, net	(28,472)	28,472	—	(267,037)	267,037	—

Net loss before change in accounting principle	(561,841)	370,025	(191,816)	(866,133)	539,401	(326,732)
Cumulative effect of change in accounting principle	(10,523)	10,523	—	—	—	—

Net loss	$ (572,364)	$380,548	$ (191,816)	$ (866,133)	$539,401	$ (326,732)

Net cash used in operating activities	$ (468,902)		$ (468,902)	$ (378,095)		$ (378,095)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$ (1.55)		$ (0.53)	$ (2.48)		$ (0.94)
Cumulative effect of change in accounting principle	(0.03)		—	—		—

	$ (1.58)		$ (0.53)	$ (2.48)		$ (0.94)

Shares used in computation of basic and diluted loss per share	361,782		361,782	349,258		349,258

          We are providing pro forma results for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

          We expect pro forma operating profitability for the fourth quarter ending December 31, 2001. We further expect the combined results of our www.amazon.de and www.amazon.co.uk Web sites to be break-even on a pro forma operating basis, with a margin of error of 2% of their combined net sales for the fourth quarter ending December 31, 2001. However, any such projections are subject to substantial uncertainty. See the section entitled “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

          Our cash and cash equivalents balance was $432 million and $822 million, and our marketable securities balance was $236 million and $278 million at September 30, 2001 and December 31, 2000, respectively.

          Net cash used by operating activities was $64 million for the three months ended September 30, 2001 and cash used by operating activities for the nine months ended September 30, 2001 was $469 million. These operating cash flows resulted from our net loss of $170 million and $572 million for the three and nine months ended September 30, 2001, respectively, and by net non-cash charges and changes in operating assets and liabilities. For the three months ended September 30, 2001, net non-cash charges were $135 million, and cash used from changes in operating assets and liabilities was $30 million. For the nine months ended September 30, 2001, net non-cash charges were $357 million, and cash used from changes in operating assets and liabilities was $253 million. Cash used in operating activities was $4 million and $378 million for the three and nine months ended September 30, 2000.

          Net cash used in investing activities was $95 million and $21 million for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2001, investing cash flows consisted of net purchases of marketable securities of $82 million and net sales of marketable securities of $22 million, respectively, and purchases of fixed assets of $13 million and $43 million, respectively. Net cash provided by investing activities for the nine months ended September 30, 2000 was $267 million, which related primarily to net sales and maturities in excess of purchases of marketable securities of $426 million, offset by purchases of fixed assets of $97 million and purchases of strategic investments of $62 million.

          Net cash provided by financing activities was $94 million and $109 million for the three and nine months ended September 30, 2001, respectively, and related primarily to proceeds from the issuance of common stock to America Online as well as exercises of stock options, offset by repayments of long-term capital lease obligations. Net cash provided by financing activities of $692 million for the nine months ended September 30, 2000 was primarily related to our issuance of 690 million Euros of PEACS, net of financing costs.

          During the three and nine months ended September 30, 2001, cash equivalents and marketable securities were increased by $42 million and decreased by $15 million, respectively, from the impact of foreign exchange rate fluctuations, primarily associated with our Euro-denominated investments.

          As of September 30, 2001, our principal sources of liquidity consisted of $668 million of cash, cash equivalents and marketable securities. As of that date, our principal commitments consisted of long-term obligations totaling $2.2 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, as well as $0.8 billion in obligations related to operating leases, trade payables, and commitments for advertising and promotional arrangements.

          We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. We expect that our cash, cash equivalents and marketable securities balance will be approximately $900 million at December 31, 2001 and exceed $550 million at March 31, 2002 and to generate operating cash flows for the remaining three quarters in 2002 combined. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Strategic Alliances

          In the fall of 1999, we began entering into business-to-business strategic relationships, including offering products or services sold by us through syndicated stores such as www.borders.com; providing the Company’s technology services such as search, browse and personalization; permitting third parties to offer products or services through our Web site; and powering third-party Web sites, providing fulfillment services, or both. These strategic relationships also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we receive one or a combination of any of the following: cash, equity securities of these strategic partners, additional Web site traffic or other benefits. In some cases, we have also made separate investments in these partners by making cash payments in exchange for their equity securities. We received cash payments or recorded cash receivables of $33 million and $77 million as unearned revenue for the three and nine months ended September 30, 2001, respectively. Equity securities in the amount of $331 thousand were received during the first quarter of 2001 as compensation for current and future services; no similar arrangements occurred during the second or third quarters of 2001. Service revenue was $46 million and $53 million for the three months ended September 30, 2001 and 2000, respectively, and $127 million and $103 million for the nine months ended September 30, 2001 and 2000, respectively. Included in service revenues are equity-based service revenues of $5 million and $21 million for the three months ended September 30, 2001 and 2000, respectively, and $22 million and $58 million for the nine months ended September 30, 2001 and 2000, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations.

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

          The fair value of these securities, less the net amount of cash we paid for them, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with our strategic partners. Pursuant to Emerging Issues Task Force Issue 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” we do not adjust unearned revenue to give effect to either increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture, were not received or modified after March 16, 2000). Therefore, the value of equity securities recorded as unearned revenue could decline in value significantly after the initial measurement is made. We have in the past, and may in the future, experience losses with respect to investments in strategic partners that are not equity method investees as a result of either liquidation of such investments at a loss or provision for an other-than-temporary decline in the fair value of these investments. See “Other gains (losses), net.” In addition, we have in the past, and may in the future, amend our agreements with certain of our strategic partners to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these strategic relationships. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed and determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed and determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

          As of September 30, 2001, our recorded basis in equity securities was $35 million, including $10 million classified as “Marketable securities,” $7 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.”

          “Unearned revenue” decreased from $131 million at December 31, 2000 to $90 million at September 30, 2001. This decline in “Unearned revenue” is primarily due to the amortization of $95 million of previously unearned revenue and the write-off of $22 million of unearned revenue due to the contract termination with Kozmo.com, offset by the receipt of cash consideration or recorded receivables and equity warrant of $77 million and $331 thousand, respectively. The revenue is termed “unearned” because it is received in advance of our performance of certain services we have agreed to provide in the future. We have recognized revenue of $30 million and $95 million for the three and nine months ended September 30, 2001, respectively, that was previously categorized as being “unearned.” During the first quarter of 2001, we also recognized previously unearned revenue of $22 million associated with the termination of our commercial agreement with Kozmo.com, which was included in “Other gains (losses), net” on the accompanying consolidated statements of operations. Since services had not yet been performed under the contract, no amounts associated with the Kozmo.com commercial agreement were previously recognized in “Net sales” during any period.

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

We Have an Accumulated Deficit and Anticipate Further Losses

          We have incurred significant losses since we began doing business. As of September 30, 2001, we had an accumulated deficit of $2.9 billion and our stockholders’ equity was a deficit of $1.5 billion. We are incurring substantial operating losses and, notwithstanding the recent performance of certain of our segments, we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

          As of September 30, 2001, we had indebtedness under senior discount notes, convertible notes, capitalized lease obligations and other asset financings totaling approximately $2.2 billion. We make annual or semi-annual interest payments on the indebtedness under our senior discount notes and our two tranches of convertible notes, which are due in 2008, 2009 and 2010, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

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

Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances

          We may enter into strategic alliances with other companies through commercial agreements, joint ventures, investments or business combinations. We have entered into transactions to provide access to portions of our e-commerce platform to third parties, like Toysrus.com, Borders Group, Inc., America Online, Inc., Circuit City Stores, Inc., and Target Corporation, and we may enter into similar transactions in the future. In such transactions, we may perform services such as offering consumer products sold by us through syndicated stores such as www.borders.com; allow third parties to utilize our technology services such as search, browse and personalization; permit third parties to offer products or services through our Web site; and power third-party Web sites, provide fulfillment services, or both. These arrangements are complex and will initially require intense personnel and resource commitments by us, which may constrain the number of such transactions we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, and third party licensing of software, hardware and content, our strategic alliance initiatives may not be viable. In addition, if the third party website, or product or services offering, is not successful, we may not receive all of the compensation we are otherwise due under the terms of the agreement. Although we intend to enter into additional strategic alliances, we may be unable to enter into them on terms that are as favorable to us or at all.

          In addition, commercial agreements, joint ventures, investments and business combinations create risks such as:

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

The Seasonality of Our Business Places Increased Strain on Our Business

          We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly impact our revenue and our future growth. If we overstock products, we may be required to take significant inventory mark-downs or write-offs, which could reduce gross profits. A failure to optimize inventory at our fulfillment centers will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods, and we, along with our customer service outsourcing partners, may be unable to adequately staff customer service centers.

          Our inventory balance increases substantially in advance of the Christmas holiday. Payments for purchases of much of this inventory do not occur until the first quarter of the following fiscal year. Because we are paid for sales of product upon shipment, we anticipate an increase in available cash in the fourth quarter of our fiscal year, followed by a decrease in the first quarter of our next fiscal year as we make payments for inventory purchased in the immediately preceding fiscal year.

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

          In addition, our revenue growth depends on the continued growth of demand for the products offered by us or our partners, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economy, may result in decreased revenue growth. Recent terrorist attacks upon the U.S. have added economic and consumer uncertainty that could adversely affect our revenue growth. In addition, as we grow, our further penetration of new and existing market segments may become more difficult. Increased security concerns could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Our historical Company-wide revenue growth may not be sustainable and our percentage growth rate may decrease in the future.

          Our revenues and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands,

•	foreign currency exchange rate fluctuations,

•	our ability to acquire merchandise, manage our inventory and fulfill orders,

•	the introduction by our competitors of Web sites, products or services,

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce,

•	timing and costs of upgrades and developments in our systems and infrastructure,

•	the effects of strategic alliances, acquisitions and other business combinations, and our ability to successfully integrate those strategic alliances, acquisitions and business combinations,

•	technical difficulties, system downtime or Internet brownouts,

•	variations in the mix of products and services we sell,

•	variations in our level of merchandise and vendor returns, and

•	disruptions in service by shipping carriers.

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

          In addition, we may not benefit in our newer market segments from the first-to-market advantage that we experienced in the online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and our customers may not favorably receive our new businesses. In addition, to the extent we pursue strategic alliances to facilitate new product or service activities, the alliances may not be successful. If any of this were to occur, it could damage our reputation and negatively impact revenue growth.

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

          Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism and similar events. We do not have backup systems or a formal disaster recovery plan, and we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could prevent us from providing services and accepting and fulfilling customer orders. If this were to occur, it could damage our reputation and be expensive to remedy.

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

Our Strategic Partner Program Subjects Us to a Number of Risks

          Beginning in the fall of 1999, we have entered into transactions to provide access to portions of our e-commerce platform to third parties, like Toysrus.com, Borders Group, Inc., America Online, Inc., Circuit City Stores, Inc., and Target Corporation, and we may enter into similar transactions in the future. In such transactions, we may perform services such as offering consumer products sold by us through syndicated stores such as www.borders.com; allow third parties to utilize our technology services such as search, browse and personalization; permit third parties to offer products or services through our Web site; and power third-party Web-sites, provide fulfillment services, or both. In exchange for the services we provide under these agreements, we receive one or a combination of any of the following: cash, equity securities of these companies, additional Web site traffic or other benefits. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales our strategic partner makes. In some cases, we have also made separate investments in a strategic partner by making a cash payment in exchange for equity securities of that partner. As part of this program, we may in the future enter into additional agreements with existing strategic partners or new ones and may also make additional investments. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will impact our ultimate realization of cash value either positively or negatively.

          We hold several investments in third parties, primarily investments in our strategic partners, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. As of September 30, 2001, the carrying amount of several of our equity-method investees have been reduced to zero. The only remaining investees with carrying amounts are privately-held companies. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. While the future losses we will record under the equity method are limited to the amount of our investment, we expect to record additional equity method losses in the future. Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheet.

          We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the previous 12 months, we determined that the declines in value of several of our investments in our strategic partners were other-than-temporary, and we recognized losses totaling $232 million (consisting of $34 million in the third quarter of 2000, $155 million in the fourth quarter of 2000, $36 million in the first quarter of 2001, $5 million in the second quarter of 2001, and $2 million in the third quarter of 2001) to record these investments at their then current fair value. In addition, several of our strategic partners in which we also had an investment have declared bankruptcy or liquidated.

          We had net unrealized losses of $4 million on available-for-sale equity securities included in accumulated other comprehensive loss as of September 30, 2001, and have recorded equity-method losses of $28 million for the nine months ended September 30, 2001. In recent quarters, companies in the Internet and e-commerce industries have experienced significant difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. In addition, if our strategic partners experience such difficulties, we may not receive the consideration owed to us and the value of our investment may become worthless. As agreements with strategic partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.

          During 2000 and 2001, we amended several of our agreements with certain of our strategic partners that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. We may, in the future, enter into further amendments of our commercial agreements. Although these amendments did not impact the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed and determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed and determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

We Face Significant Inventory Risk Arising Out of Changes in Consumer Demand and Product Cycles

          We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory will harm our shipping margins by requiring us to make split shipments from one or more locations, complementary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreements with Toysrus.com, Babysrus.com, and Target, these parties will identify, buy, manage and bear the financial risk of inventory for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

          Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively impacted by inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or acts of God.

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

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

          We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions,

•	changes in interest rates,

•	conditions or trends in the Internet and the e-commerce industry,

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular,

•	quarterly variations in operating results,

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us,

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts,

•	changes in Internet regulation,

•	changes in capital structure, including issuance of additional debt or equity to the public,

•	additions or departures of key personnel,

•	corporate restructurings, including layoffs or closures of facilities,

•	changes in the valuation methodology of, or performance by, other e-commerce companies, and

•	news and securities analyst reports and rumors relating to general business or Internet trends or our existing or future products or services.

          Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

          The recent volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer will result in variable accounting treatment for stock options representing, at September 30, 2001, approximately 13 million shares of the Company’s common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company’s common stock.

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

If We Are Required to Collect Taxes in Additional Jurisdictions on the Products We Sell, We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

          In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under our agreements with Babyrus.com, Target and Circuit City, the strategic partner is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with the strategic partner’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and that are shipped into European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and that are shipped into Japan. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

          Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. Additionally, in 1998, Congress passed the Internet Tax Freedom Act, which imposed a three-year moratorium on state and local taxes upon Internet access, unless such taxes were in effect before October 1, 1998, and on discriminatory taxes on e-commerce. This moratorium expired on October 21, 2001, and a risk exists that the moratorium will not be re-enacted. The imposition by state and local government of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

          Some of our products, such as toys, tools, hardware, computers, cell phones and kitchen and houseware products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Our strategic partners also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

Foreign Currency Exchange Rate Risk

          For the full year 2000 and the nine months ended September 30, 2001, net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 14% and 20% of consolidated revenues, respectively. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the Web sites. Accordingly, the functional currency of our subsidiaries that operate these Web sites is the same as the functional currency of the Web sites. In addition, our foreign subsidiaries that support these Web sites use their local currencies as their functional currencies. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2000, and nine months ended September 30, 2001 was not material.

          At September 30, 2001, we were also exposed to foreign currency risk related to our PEACS and Euro-denominated cash equivalents and marketable securities (“Euro investments”). The PEACS have an outstanding principal balance of 690 million Euros ($628 million, based on the exchange rate as of September 30, 2001), and our Euro investments, classified as available-for-sale, had a balance of 178 million Euros ($162 million, based on the exchange rate as of September 30, 2001). As the Euro/U.S. dollar exchange ratio varies, the value of our Euro investments, when translated, will fluctuate. Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in the statement of operations, “Other gains (losses), net.” We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” and recognized in results of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the PEACS.

Investment Risk

          As of September 30, 2001, our recorded basis in equity securities was $35 million, including $10 million classified as “Marketable securities,” $7 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.” We invest in both private and public companies, including our business partners, primarily for strategic purposes. At September 30, 2001, our investments in securities of publicly-held companies was $12 million, and our investments in securities of privately-held companies was $23 million. We have also received securities from some of our strategic partners in exchange for services provided by us to those partners. These investments are accounted for under the equity method if they give us the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three and nine months ended September 30, 2001, we recorded non-cash impairment losses totaling $2 million and $43 million, respectively, to write-down several of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          As previously reported, we have received informal inquiries from the Securities and Exchange Commission Staff (“SEC Staff”) with respect to accounting treatment and disclosures for some of our initial strategic partner transactions and have been cooperating with the SEC Staff in responding to those inquiries. We have reviewed our accounting treatment for the transactions with our independent auditors and the SEC Staff, and believe our accounting treatment and disclosures were appropriate.

          As previously reported, on April 12, 2001, we received a request from the SEC Staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by Jeffrey Bezos on February 2 and 5, 2001. We are cooperating with the SEC Staff’s continuing inquiry.

          A number of purported class action complaints were filed by holders of Amazon.com equity and debt securities against the Company, its directors and certain of its senior officers during the nine months ended September 30, 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that the Company, together with certain of its officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic partner transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

          Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position or cash flows in a particular period.

          From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

I TEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.    OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated October 23, 2001 Announcing the Company’s Third Quarter Financial Results

(b) Reports on Form 8-K

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM	AZON.COM, INC. (Registrant)

Da	ted: October 29, 2001
/s/ WARREN C. JENSON
By:
Warren C. Jenson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated October 23, 2001 Announcing the Company’s Third Quarter Financial Results