Form 10-K405
period 2001-12-31
AMAZON COM INC
filed 2002-01-24
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

P.O. Box 81226
Seattle, Washington 98108-1226
(206) 266-1000
(Address, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 10, 2002	$2,859,000,000
Number of shares of common stock outstanding as of January 10, 2002	373,291,188

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2001

PART I

Item 1.     Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

General

Amazon.com, Inc. commenced operations on the World Wide Web in July 1995 and seeks to offer Earth’s Biggest Selection. We seek to be the world’s most customer-centric company, where customers can find and discover anything they may want to buy online. We and our sellers list millions of unique items in categories such as books, music, DVDs, videos, electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, toys, baby and baby registry, travel services and magazine subscriptions. Through our Amazon Marketplace, Auctions and zShops services, businesses and individuals can sell virtually any product to our millions of customers, and with Amazon.com Payments, sellers are able to accept credit card transactions in addition to other methods of payment. We operate a U.S.-based Web site, www.amazon.com, and four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp.

Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in the state of Delaware. Our principal corporate offices are located in Seattle, Washington. We completed our initial public offering in May 1997, and our common stock is listed on the Nasdaq National Market under the symbol “AMZN.”

As used herein, “Amazon.com,” “we,” “our” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

We seek to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they may want to buy online. To accomplish our objective, we have developed three sales channels: online retail, marketplace and other, and third-party sellers. Revenue from each sales channel is recorded in one of our four operating segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services; and International. Historically, we have focused our sales efforts towards the individual consumer. In 2001, in addition to focusing on the individual consumer, we introduced our corporate and institutional buying program, which allows qualified businesses, libraries, schools, government institutions and other organizations to purchase products and services from our Web site using purchase orders in addition to credit cards or advance payments.

Online Retail.    Our online retail stores offer a broad range of categories of new products to our customers. These products include books, music, DVDs, videos, electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, and magazine subscriptions. For most new products owned by us and offered on our online retail stores, whether U.S. or international, we purchase the products from vendors and hold them in our fulfillment centers to fulfill orders ourselves; in some cases, we have our vendors fulfill orders on our behalf. We anticipate continuing to expand the range of new online retail stores in the future.

Marketplace and Other.    Marketplace and Other consists of Amazon Marketplace, Auctions and zShops, as well as certain of our non-retail Web sites. Marketplace, Auctions and zShops enhance the selection on our Web sites by offering new products, or used versions of new products we offer in our online retail stores, or offering additional products or services that expand or supplement our retail product offering. Amazon Marketplace permits sellers to utilize our e-commerce seller services and tools to present their product alongside our new product on the same product detail page on our Web site; a single Web page provides the customer a choice between purchasing a new product from us or the new or used product from the Amazon Marketplace seller. Amazon Auctions allows buyers and sellers to conduct transactions in an easy-to-use auction format. zShops allows individuals and businesses to create individual stores to offer popular as well as hard-to-find items to our customers. We also own the Internet Movie Database (www.imdb.com), a comprehensive and authoritative source of information on movie and entertainment titles, and cast and crew members.

Third-Party Sellers.    The third-party sellers channel allows us to provide other companies a set of e-commerce services and tools for the sale of their goods and services. We have third-party seller arrangements with Toysrus.com, Inc., Target Corporation, Circuit City Stores, Inc., the Borders Group, Waterstones, Expedia, Inc., Hotwire, National Leisure Group, Inc., Virgin Wines, and others. We offer:

•	Strong global brand recognition;

•	Web merchandising, including our patented search technologies, personalization, 1-Click ordering, editorial content and customer reviews, and data-driven automation;

•	Technology infrastructure;

•	Customer service, including a global 24-hour customer support network, customer self-service technology, and proprietary e-commerce call center technology;

•	Global fulfillment capabilities fully integrated to a Web site; and

•	Customer traffic and acquisition involving our millions of customers and our Associates Program.

In 2001, we began marketing three services for third-party sellers that are designed to provide catalog retailers, physical store retailers and manufacturers with cost-effective e-commerce solutions and to expand the selection on our Web sites for the benefit of our customers:

•
Merchant@amazon.com Program: The third party seller offers its products for sale on our Web site, either in our online retail stores or in a co-branded store on our Web site, or both. Its products are fully integrated on our Web site and are purchased by customers through a single checkout process. The third-party seller is the seller of record and pays us fixed fees, sales commissions, per-unit activity fees, or some combination thereof. In this program, we offer the option of providing fulfillment-related services on behalf of the third-party. Examples include the Toysrus.com toy store and Babiesrus.com baby store at www.amazon.com; the Target store at www.amazon.com, which is part of our strategic alliance with Target; our strategic alliance with Circuit City; and our strategic alliances that support our travel stores on our U.S. and U.K.-focused Web sites.

•
Merchant Program: The third-party seller’s e-commerce Web site operates at its own URL using our features and technology. In this program, we offer the option of providing fulfillment-related services on behalf of the third-party. We believe this offering will enable third-party sellers to have a high quality e-commerce site at a controllable and competitive cost. The third-party seller is the seller of record and pays us fixed fees, sales commissions, per-unit activity fees, or some combination thereof. An example is our features and technology that will be deployed at Target.com, which is scheduled to re-launch in the second half of 2002.

•
Syndicated Stores Program: The third-party seller’s e-commerce Web site uses our e-commerce services and tools, and offers our product selection. Under these arrangements, we are responsible for fulfillment and we provide customer service. We are the seller of record on these transactions and remit a commission to the third party. Examples include www.borders.com and www.waterstones.co.uk, both of which were launched in 2001 as Syndicated Stores.

Operating Segments

Commencing in January 2001, we organized our operations into four principal segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services; and International. See Note 16 of “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K for additional information regarding our segments.

U.S. Books, Music and DVD/Video Segment.    This segment includes retail sales from www.amazon.com of books, music and DVDs/video products and for magazine subscriptions. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and product revenues from stores offering these products through our Syndicated Stores Program, such as www.borders.com.

The U.S. Books, Music and DVD/video segment had net sales of $1.69 billion, $1.70 billion, and $1.31 billion in 2001, 2000, and 1999, respectively. In 2001, we added the “Look Inside the Book” feature, which allows customers to view selected interior pages of thousands of books on our Web site. In addition, we launched our magazine store, where customers can subscribe to more than 600 magazine titles, and our e-documents store, where customers can purchase and download electronic documents.

U.S. Electronics, Tools and Kitchen Segment.    This segment includes www.amazon.com retail sales of electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, toys and video games sold other than through our strategic alliance with Toysrus.com, Inc., as well as catalog sales of toys, tools and hardware. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and commissions or other amounts earned from offerings of these products by third-party sellers through our Merchant@amazon.com Program, such as our strategic alliance with Circuit City.

The U.S. Electronics, Tools and Kitchen segment had net sales of $547 million, $484 million, and $151 million in 2001, 2000 and 1999, respectively. During 2001, we launched our computer store, and began our offering of in-store pick-up through our strategic alliance with Circuit City.

Services Segment.    This segment consists of commissions, fees and other amounts earned from our business-to-business strategic alliances, including our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, our Merchant@amazon.com Program, as well as our strategic alliance with America Online, Inc. This segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. Marketing responsibilities associated with successfully promoting the expansion of our third-party seller and other service offerings are placed with our management team leading this segment.

The Services segment had net sales of $225 million, $198 million, and $13 million in 2001, 2000 and 1999, respectively. In 2001, we entered into numerous strategic alliances with such companies as America Online and Target in the U.S., and Virgin Wines in the U.K. We also expanded our product offering under our Toysrus.com strategic alliance to include Babiesrus.com and Imaginarium.com co-branded stores at www.amazon.com. In addition, we entered into strategic alliances with Expedia, Hotwire and National Leisure Group to create our travel store.

International Segment.    This segment includes all retail sales of our four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service and fulfillment. This segment includes commissions and other amounts earned from offerings of these products by third party sellers through our Merchant@amazon.com Program, and product revenues from stores offering products through our internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk.

Net sales for the International segment (from all internationally-focused sites, including export sales to the U.S.) were $661 million, $381 million, and $168 million in 2001, 2000, and 1999, respectively. In 2001,

www.amazon.co.uk and www.amazon.de each launched electronics stores, www.amazon.fr launched software and electronic games stores, and www.amazon.co.jp launched music, video, DVD, software and electronic games stores. In addition, www.amazon.co.jp introduced a new payment method to allow customers to pay with cash upon delivery of their order.

Amazon.com Web Sites

Our Web sites promote brand loyalty and repeat purchases by providing feature-rich content, a secure and trusted transaction environment, and easy-to-use functionality. The key features of our Web sites include broad selection, low prices, availability, convenience, information (including useful product information and reviews and personalized recommendations and notifications), discovery, 1-Click technology, secure payment systems, availability, fulfillment, browsing and searching. Other key features include Web pages tailored to individual customers’ preferences, and, with our new “Look Inside the Book” feature, the ability to view selected interior pages of thousands of books. Our Wish List feature allows users to create an online wish list of desired products and services that others can reference for gift-giving purposes, and our Listmania feature allows users to publish lists with accompanying commentary regarding their favorite products on our Web site.

Marketing and Promotion

Our marketing strategy is designed to strengthen and broaden the Amazon brand name, increase customer traffic to our Web sites, build customer loyalty, encourage repeat purchases and develop incremental product and service revenue opportunities. We deliver personalized pages and services and employ a variety of media, business development activities and promotional methods to achieve these goals. We also benefit from public relations activities as well as online and traditional advertising, including radio, television and print media, and direct marketing.

We direct customers to our Web site through our Associates Program, which enables associated Web sites to make products available to their audiences with fulfillment performed by us. Currently, over 700,000 Web sites have enrolled in the Associates Program.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers and to encourage repeat visits and purchases depends, in part, on the strength of our customer service operations, and we continually seek to improve the Amazon customer service experience. Users can contact customer service representatives 24 hours a day, seven days a week. We have automated certain tools used by our customer service staff and have plans for further enhancements. We currently have customer service personnel working in six customer service centers located in Tacoma, Washington; Slough, England; Regensburg, Germany; Grand Forks, North Dakota; Huntington, West Virginia; and Sapporo, Japan. In addition, we have customer-service outsourcing arrangements with vendors in India, Northern Ireland, and the U.S., respectively.

Warehousing, Inventory, Fulfillment and Distribution

We currently lease and operate U.S. fulfillment facilities in New Castle, Delaware; Coffeyville, Kansas; Campbellsville and Lexington, Kentucky; Fernley, Nevada; and Grand Forks, North Dakota; as well as a seasonal fulfillment center, used as necessary, in Seattle, Washington. We also lease and operate three European fulfillment centers that are located in the United Kingdom, France and Germany. In Japan, Nippon Express, a leading courier company, provides fulfillment services for orders from www.amazon.co.jp. On an aggregate basis, these fulfillment centers comprise approximately 4.0 million square feet of warehouse space. In addition, we lease four off-site facilities that fluctuate from 340,000 to 710,000 square feet of space, which support the storage and fulfillment functions of the U.S. fulfillment centers. Our fulfillment centers facilitate our ability to deliver our merchandise, as well as third-party seller merchandise, to customers on a reliable and timely basis.

Seasonality

Our business is generally affected by both seasonal fluctuations in Internet usage (which generally declines during summer months) and traditional retail seasonality. Traditional retail sales for most of our products, including books, music, DVDs, videos, toys and electronics usually increase significantly in the fourth calendar quarter of each year. In particular, the fourth quarter seasonal effect may be even more pronounced in our sales of toys, which are mainly sold through our strategic alliance with Toysrus.com, and in our sales of electronics, in comparison with our other product categories.

Technology

We have implemented numerous Web-site management, search, customer interaction, recommendation, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available, licensed technologies. Our current strategy is to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business and to license or acquire commercially-developed technology for other applications where available and appropriate.

We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders and ensuring proper shipment of products to customers based on various ordering criteria. Our transaction-processing systems handle millions of items, a number of different status inquiries, gift-wrapping requests and multiple shipment methods, and allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing and charging customer credit cards. Our Web sites also incorporate a variety of search and database tools and provide personalized features for individual customers such as instant personalized recommendations, personalized notifications and wish lists.

Competition

The online-commerce retail channel is relatively new, rapidly evolving and intensely competitive. In addition, the retail environment for our products is generally intensely competitive. Our current or potential competitors include: (1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing; (2) online vendors of products that we sell; (3) a number of indirect competitors, including Web portals and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers; (4) Web-based retailers using alternative-fulfillment capabilities; and (5) companies that provide e-commerce services, including Web-site developers and third-party fulfillment and customer-service providers. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use and ability to adapt to changing conditions. For our services segment and third-party sellers channel, additional competitive factors include the quality of our services and tools, and speed of performance for our services. As the online-commerce market segments continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have been issued a number of trademarks, service marks, patents and copyrights by U.S. and foreign governmental authorities. We also have applied for the registration of other trademarks, service marks and copyrights in the U.S. and internationally, and we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, technologies or copyrighted materials, to third parties.

Employees

As of December 31, 2001, we employed approximately 7,800 full-time and part-time employees. We also employ independent contractors and temporary personnel on a seasonal basis. None of our employees are represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software-development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant losses since we began doing business. As of December 31, 2001, we had an accumulated deficit of $2.86 billion and our stockholders’ equity was a deficit of $1.44 billion. We have incurred substantial operating losses since our inception and, notwithstanding our recent performance in the fourth quarter of 2001, we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

As of December 31, 2001, we had total long-term indebtedness under our 10% Senior Discount Notes due 2008 (the “Senior Discount Notes”), convertible notes, capitalized-lease obligations and other asset financings of $2.16 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default.

We Face Intense Competition

The e-commerce market segments in which we compete are relatively new, rapidly evolving and intensely competitive. In addition, the market segments in which we participate are intensely competitive and we have many competitors in different industries, including the Internet and retail industries.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than us.

Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. We also expect that competition in the e-commerce channel will intensify. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales and/or operating profits.

Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances

We may enter into strategic alliances with other companies through commercial agreements, joint ventures, investments or business combinations. We have entered into third-party services agreements to provide services related to e-commerce to companies like Toysrus.com, Borders Group, America Online, Circuit City Stores, and Target, and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as offering consumer products sold by us through Syndicated Stores; allowing third parties to utilize our technology services such as search, browse and personalization; permitting third parties to offer products or services through our Web site; and powering third-party Web sites, providing fulfillment services, or both. These arrangements are complex and initially require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement, maintain and develop successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, and third party licensing of software, hardware and content, our strategic alliance initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore if the third party Web site or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the terms of the agreement. Moreover, we may not be able to succeed in our plans to enter into additional strategic alliances on favorable terms.

In addition, our present and future third-party services agreements, other commercial agreements, joint ventures, investments and business combinations create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of relationships with existing employees, customers and companies with which we have formed strategic alliances;

•	difficulty assimilating the operations, technology and personnel of combined companies;

•	problems retaining key technical and managerial personnel;

•	additional operating losses and expenses of acquired businesses; and

•	fluctuations in value and losses that may arise from our equity investments.

The Seasonality of Our Business Places Increased Strain on Our Business

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery especially for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods, and we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year our cash, cash equivalents and marketable securities balance reaches its highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end and will result in a decline in the amount of cash, cash equivalents and marketable securities on hand.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our net sales fall short of our expectations.

Our revenue and operating profit growth depends on the continued growth of online demand for the products offered by us or our third party sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Recent terrorist attacks upon the U.S. have added economic and consumer uncertainty that could adversely affect our revenue or growth. Security concerns could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	our ability to expand our network of third party sellers;

•	foreign currency exchange rate fluctuations;

•	our ability to acquire merchandise, manage our inventory and fulfill orders;

•	the introduction by our competitors of Web sites, products or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of strategic alliances, acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or Internet brownouts;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers; and

•	the extent to which we offer free shipping promotions.

Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Currency Exchange Rate Risk

We may be adversely affected by foreign currency exchange rate risk. Our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) are denominated in Euros, not U.S. dollars, and the exchange ratio between the Euro and the U.S. dollar is not fixed by the indenture governing the 6.875% PEACS. When we periodically remeasure the principal of the 6.875% PEACS fluctuations in the Euro/U.S. dollar exchange ratio, we will record non-cash gains or losses in “Other gains (losses), net” on our statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, as the U.S. dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

In addition, the results of operations of our internationally-focused Web sites are exposed to foreign currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

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

In addition, we do not expect to benefit in our newer market segments from the first-to-market advantage that we experienced in the online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and our customers may not favorably receive our new businesses. In addition, to the extent we pursue strategic alliances to facilitate new product or service activities, the alliances may not be successful. If any of this were to occur, it could damage our reputation and negatively affect revenue growth.

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

Customer access to our Web sites directly affects the volume of goods we sell and thus affects our net sales. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce our net sales and the attractiveness of our products and services. To prevent system interruptions, we continually need to add additional software and hardware, upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume, and integrate our systems.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism and similar events. We do not have backup systems or a formal disaster recovery plan, and we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data, and could prevent us from providing services and accepting and fulfilling customer orders. If this were to occur, it could damage our reputation and be expensive to remedy.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

We plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may never be profitable.

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	currency exchange rate fluctuations,

•	local economic and political conditions,

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs),

•	import or export licensing requirements,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	nationalization,

•	longer receivable cycles,

•	consumer protection laws and restrictions on pricing or discounts,

•	lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of appropriate infrastructure to support widespread Internet usage,

•	lower level of credit card usage and increased payment risk,

•	difficulty in developing employees and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences,

•	laws and policies of the U.S. affecting trade, foreign investment and loans, and

•	tax and other laws.

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

Our Strategic Alliances Subject Us to a Number of Risks

Beginning in 1999, we offered services to other e-commerce companies including permitting third parties to offer products or services on our Web site, and promotional services such as advertising placements and customer referrals. We may enter into similar transactions in the future. Beginning with our strategic alliance with Toysrus.com in 2000, we began expanding our range of services. We now offer a variety of services to third parties, including offering consumer products sold by us through Syndicated Stores; allowing third parties to utilize our technology services such as search, browse and personalization; and powering third-party Web-sites, providing fulfillment services, or both. In exchange for the services we provide under these agreements, we receive cash and/or equity securities of these companies (additional benefits may include Web site traffic). The amount of compensation we receive under certain of these agreements is dependent on the volume of sales made by the other company. In some cases, such as our agreement with drugstore.com, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. As part of this program, we may in the future make additional investments in companies with which we have already formed strategic alliances or companies with which we form new strategic alliances or similar arrangements. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

We hold several investments in third parties, primarily investments in companies with which we have formed strategic alliances, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. The losses we are required to record under the equity method with respect to a particular investment are limited to the carrying value of that investment. As of December 31, 2001, the carrying amount of several of our equity-method investees has been reduced to zero. The only remaining investees with carrying amounts are privately-held companies. The companies in which we have equity method investments are engaged in the Internet and e-commerce industries, are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. Accordingly, we expect to record additional equity method losses in the future. Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheets.

We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During 2001, we determined that the declines in value of several of these investments were other-than-temporary, and we recognized losses totaling $44 million to record these investments at their then current fair value. Several of these companies have declared bankruptcy or liquidated.

We had net unrealized gains of $1 million on available-for-sale equity securities included in accumulated other comprehensive loss as of December 31, 2001, and have recorded equity-method losses of $30 million for the year ended December 31, 2001. In recent quarters, companies in the Internet and e-commerce industries have experienced significant difficulties, including difficulties in raising capital to fund expansion or to continue operations. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of December 31, 2001, our recorded basis in equity securities was $41 million, including $13 million classified as “Marketable securities,” $10 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.” In addition, if companies with which we have formed strategic alliances experience such difficulties, we may not receive or fully realize the consideration owed to us and the value of our investment may become worthless. As our strategic alliances and similar agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us, or at all.

During 2000 and 2001, we amended several of our agreements with certain of the companies with which we have formed strategic alliances that reduced future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. We may, in the future, enter into further amendments of our commercial agreements. Although these amendments did not affect the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

We Face Significant Inventory Risk Arising Out of Changes in Consumer Demand and Product Cycles

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreements with Toysrus.com, Babiesrus.com, and Target, these parties will identify, buy, manage and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively effected by inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or acts of God.

Any one of the factors set forth above may require us to mark down or write off inventory, which will adversely affect our operating results.

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Most of our fulfillment centers are highly automated, and we have had limited experience with automated fulfillment centers. Because it is difficult to predict sales increases, we may not manage our facilities in an optimal way, which may result in excess inventory, warehousing, fulfillment and distribution capacity. In January 2001, we closed our fulfillment center in McDonough, Georgia and decided to operate the Seattle, Washington fulfillment center on a seasonal basis, if necessary. Under some of our strategic alliances, we maintain the inventory of other companies in our fulfillment centers, thereby increasing the complexity of tracking inventory in and operating our fulfillment centers. Our failure to properly handle such inventory would result in unexpected costs and other harm to our business and reputation.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available online. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to third party sellers or other companies under strategic alliance agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions,

•	changes in interest rates,

•	conditions or trends in the Internet and the e-commerce industry,

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular,

•	quarterly variations in operating results,

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us,

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts,

•	changes in Internet regulation,

•	changes in capital structure, including issuance of additional debt or equity to the public,

•	additions or departures of key personnel,

•	corporate restructurings, including layoffs or closures of facilities,

•	changes in the valuation methodology of, or performance by, other e-commerce companies, and

•	news and securities analyst reports and speculation relating to new alliances, general business or Internet trends or our existing or future products or services.

Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results, or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer results in variable accounting treatment for stock options representing, at December 31, 2001, approximately 12 million shares of our common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for our common stock.

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

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under our agreements with Babiesrus.com, Target and Circuit City, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and that are shipped into European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and that are shipped into Japan. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington and North Dakota. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

Various countries are currently evaluating their VAT positions on e-commerce transactions. Recently, for example, the Council of Economic and Finance Ministers of the European Union proposed a directive requiring that businesses in non-EU countries selling digital products and services to EU resident consumers collect and remit VAT in the country of the consumer’s residence. If this directive is ratified by the EU Council of Ministers, it would likely become effective on January 1, 2003. It is possible that this and other future VAT legislation or changes to our business model may result in additional VAT collection obligations and administrative burdens.

We Source a Significant Portion of Our Inventory from a Few Vendors

Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During 2001, approximately 21% of all inventory purchases were made from three major vendors, of which Ingram Book Group accounts for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. If that were the case, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of our products, such as toys, tools, hardware, computers, cell phones and kitchen and houseware products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Companies with which we have formed strategic alliances also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

We Could Be Liable for Breaches of Security on Our Web Site and Fraudulent Activities of Users of Our Amazon Payments Program

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our financial results.

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

The Internet as a Medium for Commerce Is Uncertain

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

We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Marketplace, Auctions and zShops Services

We may be unable to prevent users of our Amazon Marketplace, Auctions and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and/or the laws and regulations of other countries. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business.

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

Executive Officers and Directors

The following tables set forth certain information regarding our executive officers and Directors as of January 15, 2002:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	38	President, Chief Executive Officer and Chairman of the Board
Mark J. Britto	37	Senior Vice President, Worldwide Service Sales & Business Development
Richard L. Dalzell	44	Senior Vice President, Worldwide Architecture & Platform Software, and Chief Information Officer
Warren C. Jenson	45	Senior Vice President and Chief Financial Officer
Diego Piacentini	41	Senior Vice President, Worldwide Retail & Marketing
John D. Risher	36	Senior Vice President, Worldwide Application Software
Jeffrey A. Wilke	35	Senior Vice President, Worldwide Operations & Customer Service
L. Michelle Wilson	38	Senior Vice President, Human Resources, General Counsel and Secretary

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

Mark J. Britto.    Mr. Britto has served as Senior Vice President, Worldwide Service Sales and Business Development since November 2001. From February 2001 until November 2001, Mr. Britto was Senior Vice President, Cross-Site Merchandising. He served as Senior Vice President, Marketing and Cross-Site Merchandising from October 2000 until February 2001 and as Vice President, Strategic Alliances from August 1999 to October 2000. From June 1999 to August 1999, Mr. Britto served as Director of Business Development. Mr. Britto joined Amazon.com in June 1999 as part of the acquisition of Accept.com, which he co-founded in October 1998, and for which he served as a Vice President. From October 1994 through October 1998, Mr. Britto was Executive Vice President of Credit Policy at FirstUSA Bank, where he was responsible for their credit risk management practice. Prior to that, he served as Senior Vice President of Risk Management at NationsBank. Mr. Britto received an M.S. in Operations Research and a B.S. in Industrial Engineering and Operations Research from the University of California at Berkeley.

Richard L. Dalzell.    Mr. Dalzell has served as Senior Vice President, Worldwide Architecture & Platform Software, and Chief Information Officer since November 2001. From October 2000 until November 2001, Mr. Dalzell was Senior Vice President and Chief Information Officer and prior to that, from joining Amazon.com in August 1997 until October 2000, he was Vice President and Chief Information Officer. From February 1990 to August 1997, Mr. Dalzell held several management positions within the Information Systems Division at Wal-Mart Stores, Inc., including Vice President of Information Systems from January 1994 to August 1997. From 1987 to 1990, Mr. Dalzell acted as the Business Development Manager for E-Systems, Inc. Prior to joining E-Systems, Inc. he served seven years in the United States Army as a teleprocessing officer. Mr. Dalzell received a B.S. in Engineering from the United States Military Academy, West Point.

Warren C. Jenson.    Mr. Jenson joined Amazon.com in September 1999 as Senior Vice President and Chief Financial Officer. Before joining Amazon.com, Mr. Jenson was the Chief Financial Officer and Executive Vice President for Delta Air Lines from April 1998 to September 1999. From September 1992 to April 1998, Mr. Jenson served as Chief Financial Officer and Senior Vice President for the National Broadcasting Company (NBC), a subsidiary of General Electric, and participated in the development of MSNBC, the cable-Internet joint news venture between NBC and Microsoft. Mr. Jenson earned his Masters of Accountancy—Business Taxation, and B.S. in Accounting from Brigham Young University.

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, Retail & Marketing, since November 2001. From joining Amazon.com in February 2000 until November 2001, Mr. Piacentini was Senior Vice President and General Manager, International. From April 1997 until joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe, of Apple Computer, Inc., with responsibility for Apple Computer’s operations in Europe, the Middle East and Africa. From April 1996 to April 1997, Mr. Piacentini was European Sales Director of Apple Computer, Inc. From May 1995 until April 1996, Mr. Piacentini was General Manager of Apple Computer’s Italy operations, and before that, from September 1994 to May 1995, Mr. Piacentini was Apple Computer’s Sales Director for Italy. Mr. Piacentini joined Apple Computer in 1987. Prior to that time he held a financial management position at Fiatimpresit in Italy. Mr. Piacentini received a degree in Economics from Bocconi University in Milan, Italy.

John D. Risher.    Mr. Risher has served as Senior Vice President, Worldwide Application Software, since November 2001. From February 2000 until November 2001, Mr. Risher was Senior Vice President, U.S. Stores. Mr. Risher joined Amazon.com in February 1997 as Vice President of Product Development, a position he held until November 1997, when he was named Senior Vice President of Product Development. From July 1991 to February 1997, Mr. Risher held a variety of marketing and project management positions at Microsoft Corporation, including Team Manager for Microsoft Access and Founder and Product Unit Manager for MS Investor, Microsoft’s Web site for personal investment. Mr. Risher received his B.A. in Comparative Literature from Princeton University and his M.B.A. from Harvard Business School. As previously announced in November 2001, Mr. Risher has resigned from Amazon.com, effective March 2002.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, Worldwide Operations and Customer Service, since January 2002. From October 2000 until January 2002, Mr. Wilke was Senior Vice President, Operations, and prior to that he had been Vice President and General Manager, Operations, since joining Amazon.com in September 1999. Previously, Mr. Wilke held a variety of positions at AlliedSignal from 1993 to 1999, including Vice President and General Manager of the Pharmaceutical Fine Chemicals unit from March 1999 to September 1999 and General Manager of the Carbon Materials and Technologies unit from August 1997 to February 1999. Prior to his employment at AlliedSignal, he was an information technology consultant with Andersen Consulting. He received a B.S.E. in chemical engineering from Princeton University and has an M.B.A. and Master of Science in chemical engineering from the Massachusetts Institute of Technology.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, Human Resources, General Counsel and Secretary since March 2001. She served as Vice President, General Counsel and Secretary from July 1999 until March 2001. Ms. Wilson joined Amazon.com in March 1999 as Associate General Counsel, Mergers and Acquisitions and Finance. From January 1995 until March 1999, she was a partner in the law firm of Perkins Coie LLP. Ms. Wilson received a J.D. from the University of Chicago Law School and a B.A. in Finance from the University of Washington.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	38	President, Chief Executive Officer and Chairman of the Board
Tom A. Alberg	61	Managing Director of Madrona Venture Group
Scott D. Cook	49	Chairman of the Executive Committee of Intuit, Inc.
L. John Doerr	50	General Partner, Kleiner Perkins Caufield & Byers
Mark S. Hansen	47	Chairman and CEO of Fleming Companies, Inc.
Patricia Q. Stonesifer	45	President and Co-Chair of the Bill & Melinda Gates Foundation

Item 2.    Properties

We do not own any real estate. Our principal office facilities in the U.S. are located in several leased facilities in Seattle, Washington under leases that expire at various times through April 2011. Our office facilities in the U.S. comprise a total of 772,000 square feet, of which we currently occupy 539,000 square feet.

Our U.S. warehousing and fulfillment operations are housed in six fulfillment centers located in New Castle, Delaware; Fernley, Nevada; Coffeyville, Kansas; Lexington, Kentucky; Campbellsville, Kentucky; and Grand Forks, North Dakota. These fulfillment centers comprise a total of approximately 3.12 million square feet. The New Castle, Delaware fulfillment center lease expires in October 2002, and the remaining fulfillment center leases expire from 2008 through 2015. We also have several smaller facilities located near our fulfillment centers that we use for off-site storage and shipping; these are relatively short-term leases for space that fluctuates from a total of 340,000 to 710,000 square feet.

Our U.S. customer service operations utilize 76,000 square feet of office space and are located in Tacoma, Washington, Huntington, West Virginia and Grand Forks, North Dakota. The lease terms of these facilities expire in January 2006, April 2010 and November 2008, respectively.

Our data-center facilities are located in Washington state and Virginia with 120,000 combined square feet. These facilities are under leases that expire in February 2004, and September 2009, respectively.

We lease additional properties outside the U.S., including approximately 192,000 square feet of office space in Germany, France, Japan and the United Kingdom (of which we currently occupy 141,000 square feet);

833,000 combined square feet of available fulfillment center space in Germany, France and the United Kingdom; and 54,000 combined square feet of customer service space in Japan, the United Kingdom and Germany. The fulfillment centers in Germany, the United Kingdom, and France are located in Bad Hersfeld, Marston Gate, and Orleans, respectively, and the lease terms expire in December 2009, March 2025, and March 2009, respectively.

In January 2001, we closed our fulfillment center in McDonough, Georgia; closed our customer service center in Seattle, Washington; and decided to operate seasonally (as necessary) our fulfillment center in Seattle, Washington. The McDonough and Seattle fulfillment centers are still under lease and total 893,000 square feet.

We believe our properties are suitable and adequate for our present and anticipated near term needs.

Item 3.    Legal Proceedings

As previously disclosed in our Quarterly Report on Form 10-Q for the third quarter of 2000, we have received informal inquiries from the staff of the Securities and Exchange Commission Staff (the “SEC”) with respect to the accounting treatment and disclosures for some of our initial strategic alliances and have been cooperating with the SEC staff in responding to those inquiries. We reviewed our accounting treatment for the transactions with our independent auditors and the SEC staff, and we believe our accounting treatment and disclosures were appropriate. The SEC staff recently notified us that it believes the other party to one such transaction, Ashford.com, improperly reported the resolution of a business dispute with us, and that it is considering whether the Company, or any of its officers or employees may have facilitated Ashford.com’s conduct. While there can be no assurance that the SEC will not pursue an enforcement action, we believe our actions at all times were proper and that this matter will not materially affect our results of operations or financial condition.

On April 12, 2001, we received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by Jeffrey Bezos on February 2 and 5, 2001. We are cooperating with the SEC staff’s continuing inquiry.

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that we, together with certain of our officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “AMZN.” The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2000
First Quarter	$91.50	$58.44
Second Quarter	68.63	32.47
Third Quarter	49.63	27.88
Fourth Quarter	40.88	14.88
Year ended December 31, 2001
First Quarter	$21.88	$10.00
Second Quarter	17.56	8.37
Third Quarter	16.98	5.97
Fourth Quarter	12.24	6.01

Holders

As of January 10, 2002, there were 4,013 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are restricted from paying cash dividends under our Senior Discount Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

None.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	As of and for the Years Ended December 31,
	2001	2000	1999	1998 (1)	1997 (1)
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$3,122,433	$2,761,983	$1,639,839	$609,819	$147,787
Gross profit	798,558	655,777	290,645	133,664	28,818
Loss from operations	(412,257)	(863,880)	(605,755)	(109,055)	(32,595)
Interest income	29,103	40,821	45,451	14,053	1,901
Interest expense	(139,232)	(130,921)	(84,566)	(26,639)	(326)
Net loss	(567,277)	(1,411,273)	(719,968)	(124,546)	(31,020)
Basic and diluted net loss per share (2)	$(1.56)	$(4.02)	$(2.20)	$(0.42)	$(0.12)
Shares used in computation of basic and diluted net loss per share (2)	364,211	350,873	326,753	296,344	260,682

Balance Sheet Data:
Cash and cash equivalents	$540,282	$822,435	$133,309	$71,583	$110,119
Marketable securities	456,303	278,087	572,879	301,862	15,256
Total assets	1,637,547	2,135,169	2,465,850	648,460	149,844
Long-term debt	2,156,133	2,127,464	1,466,338	348,140	76,702
Stockholders’ Equity (Deficit)	(1,440,000)	(967,251)	266,278	138,745	28,591

(1)	Reflects restatement for 1998 business acquisition accounted for under the pooling-of-interests method.
(2)	For further discussion of loss per share, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating profitability and loss, net sales, cash flows from operations and free cash flows, all of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, risks of inventory management, the degree to which we enter into, maintain and develop relationships with third party sellers and other strategic transactions, fluctuations in the value of securities and non-cash payments we receive in connection with such transactions, foreign currency exchange risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1 of Part I, “Business—Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Results of Operations

Net Sales

Net sales include the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on Amazon Marketplace, Auctions and zShops; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) for sales of retail products through our Merchant@amazon.com Program, including our strategic alliances with Toysrus.com and Circuit City; the selling price of consumer products sold by us through our Syndicated Stores program, such as www.borders.com; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant Program, such as Target.com, which is scheduled to launch in the second half of 2002; commissions earned from third parties who utilize our technology services such as search, browse and personalization; and amounts earned for miscellaneous marketing and promotional agreements.

Net sales were $3.12 billion, $2.76 billion and $1.64 billion for 2001, 2000 and 1999, respectively, representing annual growth rates of 13% and 68% for 2001 and 2000, respectively. The reduced annual growth rate in our net sales is reflective of several factors, including the larger base comparison that results from our rapid growth in previous years, a shift in the source of our product sales towards new and used products sold through Amazon Marketplace, and declines in general economic conditions.

Net sales for our U.S. Books, Music and DVD/Video segment were $1.69 billion, $1.70 billion and $1.31 billion for 2001, 2000 and 1999, respectively. These results represent an annual decline in net sales for our U.S. Books, Music and DVD/Video segment of 1% for 2001, and an annual growth rate of 30% for 2000. This segment includes retail sales from www.amazon.com of books, music and DVDs/video products and for magazine subscriptions. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and product revenues from stores offering these products through our Syndicated Stores Program, such as www.borders.com. Amazon Marketplace represented 12% of total orders in our U.S. Retail segments, primarily relating to our U.S. Books, Music and DVD/Video segment, during 2001. Amazon Marketplace orders were nominal in the prior year. The slowing annual growth rate reflects several factors including a shift in the source of our product sales towards new and used products sold through Amazon Marketplace, a continuing focus on balancing revenue growth with achieving operating profitability, and declines in general economic conditions.

Net sales for our U.S. Electronics, Tools and Kitchen segment were $547 million, $484 million and $151 million for 2001, 2000 and 1999, respectively. These results represent an annual growth rate of 13% for 2001. Since our U.S. Electronics, Tools and Kitchen segment began in the second half of 1999, annual growth rates for 2000 are not meaningful. This segment includes www.amazon.com retail sales of electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, toys and video games sold other than through our strategic alliance with Toysrus.com, Inc., as well as catalog sales of toys, tools and hardware. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and commissions or other amounts earned from offerings of these products by third-party sellers through our Merchant@amazon.com Program, such as our strategic alliance with Circuit City. Excluding online sales of toys and video games which, since September 2000, have been sold at www.amazon.com primarily through our strategic alliance with Toysrus.com and reported in our Services segment, annual growth rates for our U.S. Electronics, Tools and Kitchen segment would have been 28% for 2001. Annual growth in net sales for our U.S. Electronics, Tools and Kitchen segment reflects increases in units sold by our electronics, kitchen and housewares, and outdoor living stores in comparison with 2000, offset by the effects of declines in average selling prices per unit, declines in general economic conditions, and the fact that most online sales of toys and video games are now sold through our strategic alliance with Toysrus.com and the corresponding revenue is therefore reported in our Services segment.

Net sales for our Services segment were $225 million, $198 million and $13 million for 2001, 2000 and 1999, respectively. These results represent an annual growth rate of 13% for 2001. Since we began offering services in late 1999, annual growth rates for 2000 are not meaningful. This segment consists of commissions, fees and other amounts earned from our business-to-business strategic alliances, including our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, our Merchant@amazon.com Program, as well as our strategic alliance with America Online, Inc. This segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The increase in net sales from our Services segment during 2001 was primarily associated with our Toysrus.com strategic alliance, which commenced September 2000, offset by the conclusion of certain of our initial strategic marketing relationships. Included in service revenues are equity-based service revenues of $27 million, $79 million and $7 million for 2001, 2000 and 1999, respectively. Equity-based service revenues result from private and public securities received by us and amortized into our results of operations over the period services are performed.

Net sales for our International segment were $661 million, $381 million and $168 million for 2001, 2000 and 1999, respectively. These results represent annual growth rates of 74% and 127% for 2001 and 2000, respectively. This segment includes all retail sales of our four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service and fulfillment. This segment includes commissions and other amounts earned from offerings of these products by third party sellers through our Merchant@amazon.com Program, and product revenues from stores offering these products through our internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk. The annual growth rate in 2001 reflects increases in units sold by our www.amazon.de and www.amazon.co.uk sites, as well as the launch of our www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. The annual growth rate for our International segment during 2000 primarily relates to sales from our www.amazon.co.uk, www.amazon.de Web sites, and are reflective of the early stage of their operation with relatively smaller comparison sales bases. Sales to customers outside the United States, including export sales from www.amazon.com (which are reported in the corresponding U.S. segment), represented, as a percentage of consolidated net sales, approximately 29% and 22% for 2001 and 2000, respectively.

Shipping revenue, which consists of outbound shipping charges to our customers, across all segments was $357 million, $339 million and $239 million for 2001, 2000 and 1999, respectively. Shipping revenue generally corresponds with unit sales levels, offset by our periodic free and the reduced-shipping promotions. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. The effect of this shipping offer will reduce shipping revenue as a percentage of sales, and will cause our gross margins on retail sales to decline.

We expect net sales to be between $775 million and $825 million for the quarter ending March 31, 2002, an increase of between 11% and 18%, and net sales to increase 10% or more in 2002 compared to 2001. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business—Additional Factors that May Affect Future Results.”

Gross Profit

Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and certain costs associated with our service revenues. Costs associated with our service revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs.

We are currently considering prospectively changing our inventory costing method to the first-in first-out (FIFO) method of accounting which would, if applied, become effective January 1, 2002. We are currently determining the effect this change would have on our financial statements, whether this change would be significant, and whether it meets preferability requirements under generally accepted accounting principles. We believe the change would facilitate our record keeping process, and in turn, our ability to provide fulfillment services to third-party companies as part of our services offering, and would result in increased consistency with others in our industry. Although we have not yet completed our analysis of this potential change, based on our preliminary analysis, we do not anticipate the effect of such change, if applied, to have a significant cumulative effect on results of operations in the fiscal year of adoption, nor on amounts previously reported as inventory or “Cost of sales” as if the FIFO method had been applied in previous years.

Gross profit was $799 million, $656 million and $291 million for 2001, 2000 and 1999, respectively, representing increases of 22% and 126% for 2001 and 2000, respectively. Gross margin was 26%, 24% and 18% for 2001, 2000 and 1999, respectively. Increases in the absolute dollars of gross profit during each period corresponds with increases in units sold, improvements in inventory management, and improved product sourcing. Excluding the results of our Services segment, gross margin would have been 23%, 21% and 17%, respectively.

Gross profit for our U.S. Books, Music and DVD/video segment was $453 million, $417 million and $263 million for 2001, 2000 and 1999, respectively, which represents increases of 9% and 59% for 2001 and 2000, respectively. Gross margin was 27%, 25% and 20% for 2001, 2000 and 1999, respectively. Improvements in gross margins during 2001 correspond with improvements in inventory management, continued improvements in product sourcing and, to a lesser extent, the higher margin sales of new and used products sold through Amazon Marketplace, offset by higher customer discounts. Improvements in gross margin during 2000 in comparison to 1999 reflect improvements in inventory management and product sourcing, and lower customer discounts offered.

Gross profit for our U.S. Electronics, Tools and Kitchen segment was $78 million and $45 million for 2001 and 2000, respectively, representing an increase of 76% for 2001. This segment reported a gross loss of $20 million for 1999. Gross margin was 14% and 9% for 2001 and 2000, respectively, and negative 13% during 1999. Improvements in gross profit for each of the comparative periods corresponds with increases in net sales, improvements in product sourcing, the introduction of new product categories, and improvements in inventory management. Also, since most online sales of toys and video games, since September 2000, are sold through our strategic alliance with Toysrus.com, the corresponding gross profit is therefore reported in our Services segment.

Gross profit for our Services segment was $126 million, $116 million and $12 million for 2001, 2000 and 1999, respectively, which represents an increase of 9% for 2001. Since we began offering services in late 1999, annual growth rate for 2000 is not meaningful. Costs associated with our service revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs. Gross margin was 56%, 59% and 93% for 2001, 2000 and 1999, respectively. Gross profit from our Services segment largely corresponds with revenues from our business-to-business strategic alliances, which includes our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, the Merchant@amazon.com Program, as well as our strategic alliance with America Online, Inc. Gross profit for our Services segment also includes amounts earned through Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The decline in gross margin from our Services segment for 2001 relates to service costs classified in cost of sales resulting from the shift in the mix of our strategic relationships towards alliances that incorporate a broader range of services, including fulfillment. Also contributing to the decline in Services gross margin was a reduction in high-margin marketing and promotional agreements. Included in service revenues are equity-based service revenues of $27 million, $79 million and $7 million for 2001, 2000 and 1999, respectively. Equity-based service revenues result from private and public securities received by us and amortized into our results of operations over the period services are performed.

Gross profit for our International segment was $141 million, $77 million and $36 million for 2001, 2000 and 1999, respectively, which represents increases of 82% and 118% for 2001 and 2000, respectively. Gross margin was 21%, 20% and 21% for 2001, 2000 and 1999, respectively. The increase in our absolute gross profit dollars during 2001 and 2000 reflects increases in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with the same periods in the prior year, as well as the launch of our www.amazon.fr and www.amazon.co.jp sites during the second half of 2000. The increase in our absolute gross profit dollars during 1999 relates primarily to increases in units sold by our www.amazon.de and www.amazon.co.uk sites in comparison with the same periods in the prior year.

Shipping gross loss across all segments was $19 million and $1 million for 2001 and 2000, respectively, and shipping gross profit was $12 million for 1999. The gross loss in shipping in 2001 and 2000 was due, in part, to a higher revenue mix from our business units in countries that offer free shipping or product lines that involve low-margin shipping, as well as selective free-shipping promotions in the U.S. Shipping losses incurred from our internationally-focused Web sites, which are included in shipping results across all segments, were $14 million, $6 million and $4 million for 2001, 2000 and 1999, respectively. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that shipping promotions are an effective promotional tool. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. The effect of this shipping offer will reduce shipping revenue as a percentage of sales, and will negatively affect gross margins on our retail sales.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers who assist us in fulfillment and customer service operations. Certain fulfillment-related costs to ship products on behalf of third-party sellers, excluding those costs associated with Syndicated Stores, are classified as cost of sales rather than fulfillment. Fulfillment costs were $374 million, $415 million and $237 million for 2001, 2000 and 1999, respectively, representing 12%, 15% and 14% of net sales for the corresponding periods. Excluding net sales from our services segment, fulfillment costs represent 13%, 16% and 15% of net sales for 2001, 2000 and 1999, respectively. The improvement in fulfillment costs as a percentage of net sales during 2001 in comparison to 2000 results from improvements in productivity, the increase in units fulfilled helping to leverage our fixed-cost base, a decline in customer service contacts resulting from improvements in our customer self-service features available on our Web sites, improved balancing of inventory throughout our network that resulted in fewer split shipments, and our operational restructuring announced in January 2001. Our operational restructuring included the closure of our fulfillment center in McDonough, Georgia; the seasonal closure of our Seattle, Washington fulfillment center, which was not utilized during the 2001 holiday season; and the closure of our customer service centers in The Hague, Netherlands and Seattle, Washington.

Marketing

Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $138 million, $180 million and $176 million, representing 4%, 7% and 11% of net sales for 2001, 2000 and 1999, respectively. Declines in expense for marketing-related activities in comparison to prior years reflect management efforts to target advertising spending in channels considered most effective at driving incremental net sales (such as targeted on-line advertising through various Web portals and our Associates Program), an increase in co-operative marketing allowances during 2001, and the general decline in market costs for advertising-related promotions. In January 2002 we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such promotions as an effective marketing tool.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $241 million, $269 million and $160 million for 2001, 2000 and 1999, respectively, representing 8%, 10% and 10% of net sales for the corresponding periods, respectively. The decline in absolute dollars spent during 2001 in comparison to the prior year primarily reflect our migration to a technology platform that utilizes a less-costly technology infrastructure, as well as improved expense management and general price reductions in most expense categories, including data and telecommunication services, due to market overcapacity. The increase in absolute dollars spent during 2000 in comparison to 1999 primarily reflects past investments in our systems and telecommunications infrastructure to support the continual enhancements to our Web site, as well as costs associated with launching our www.amazon.fr and www.amazon.co.jp sites during 2000. We expect to continue to invest in technology and improvements in our Web sites during 2002, which may include, but is not limited to, offering additional Web site features and product categories to our customers and implementing additional strategic alliances, as well as potentially continuing our international expansion.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $90 million, $109 million and $70 million for 2001, 2000 and 1999, respectively, representing 3%, 4% and 4% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs during 2001 in comparison with 2000 was primarily due to our operational restructuring plan announced in January 2001, which reduced the number of positions in corporate and administrative roles and consolidated our corporate office locations. The increase in general and administrative costs during 2000 in comparison to 1999 relates primarily to increases in personnel, facility-related costs associated with our corporate expansion, and professional fees associated with general corporate matters.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the U.S. Stock-based compensation was $5 million, $25 million and $31 million for 2001, 2000 and 1999, respectively. The declines in stock-based compensation during 2001 and 2000 in comparison to the prior respective years resulted from the full vesting and corresponding full recognition of deferred stock-based compensation relating to employees of certain acquired businesses.

        The following table shows the amounts of stock-based compensation that would have been recorded under the following categories had stock-based compensation not been separately stated on the statements of operations.

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands)
Fulfillment	$481	$(1,606)	$188
Marketing	690	(858)	3,957
Technology and content	2,723	28,253	25,322
General and administrative	743	(992)	1,151

	$4,637	$24,797	$30,618

During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At December 31, 2001, approximately 12 million options remain under variable accounting treatment, which includes 11 million options granted under the exchange offer, which, if not previously exercised, will expire on September 30, 2003, and 1 million options, with a weighted average exercise price of $39.61, that were subject to the exchange offer but were not exchanged.

Variable accounting treatment will result in unpredictable and potentially significant charges or credits recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. We have quantified the hypothetical effect on “Stock-based compensation” associated with increases in the quoted price of our common stock using a sensitivity analysis for our outstanding stock options subject to variable accounting at December 31, 2001. We have provided this information to provide additional insight into the potential volatility we may experience in the future in our results of operations to the extent that the quoted price for our common stock rises above $13.375. This sensitivity analysis is not a prediction of future performance of the quoted prices of our common stock. Using the following hypothetical increases in the market price of our common stock above $13.375, our hypothetical cumulative compensation expense at December 31, 2001 resulting from variable-accounting treatment would have been as follows:

Hypothetical Increase Over $13.375	Hypothetical Market Price per Share	Hypothetical Cumulative Compensation Expense
		(in thousands)
5%	$14.04	$ 6,788
10%	$14.71	$ 12,578
15%	$15.38	$ 18,369
25%	$16.72	$ 29,950
50%	$20.06	$ 58,902

If at the end of any fiscal quarter the quoted price of our common stock is lower than the quoted price at the end of the previous fiscal quarter, or to the extent previously-recorded amounts relate to unvested portions of options that were cancelled, compensation expense associated with variable accounting will be recalculated using the cumulative expense method and may result, in certain circumstances, in a net benefit to our results of operations.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $181 million, $322 million and $215 million for 2001, 2000 and 1999, respectively. During the fourth quarter of 2000, we recorded an impairment loss of $184 million on goodwill and other intangibles relating to certain of our 1999 acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2001. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will result in approximately $25 million of other intangible assets being subsumed into goodwill, and will have the effect of substantially reducing our amortization of goodwill and intangibles commencing January 1, 2002. Transitional impairments, if any, are not expected to be material; however, impairment reviews may result in future periodic write-downs.

Restructuring-Related and Other

Restructuring-related and other expenses were $182 million, $200 million and $8 million for 2001, 2000 and 1999, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, and consolidate certain of our fulfillment and customer service operations. This initiative involved the reduction of employee staff by approximately 1,300 positions in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center (if necessary); closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. As of December 31, 2001, 1,327 employees had been terminated, and actual termination benefits paid were $12 million.

Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with EITF Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of our fulfillment centers are classified in “Cost of goods sold” on the statements of operations. As of December 31, 2001, there have been no significant inventory write downs resulting from the restructuring, and none are anticipated.

For the year ended December 31, 2001, the charges associated with the restructuring were as follows (in thousands):

Asset impairments	$68,528
Continuing lease obligations	87,049
Termination benefits	14,970
Broker commissions, professional fees and other miscellaneous restructuring costs	11,038

$181,585

Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, we estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. At December 31, 2001 the carrying amount of assets held for disposal was not significant.

Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of our back-up data center. We are actively seeking third parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2001, we remain obligated under gross lease obligations of $121 million associated with our operational restructuring and we anticipate receiving sub-lease income of $68 million to offset these obligations, of which $17 million is to be received under non-cancelable subleases. Given the uncertainty of estimating future sub-lease rentals, actual results may differ from estimates which may result in significant additional expenses for us and corresponding net cash outflow above amounts expected.

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the operational restructuring, as well as $2.5 million of our common stock contributed to a trust fund for the benefit of terminated employees. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring costs include professional fees, decommissioning costs of vacated facilities, broker commissions and other miscellaneous expenses directly attributable to the restructuring.

At December 31, 2001, the accrued liability associated with the restructuring-related and other charges was $61 million and consisted of the following (in thousands):

	Balance at March 31, 2001	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at December 31, 2001	Due Within 12 Months	Due After 12 Months
Lease obligations	$34,667	$52,738	$(2,675)	$(31,543)	$53,187	$35,578	$17,609
Termination benefits	8,445	113	(2,354)	(6,143)	61	61	—
Broker commissions, professional fees and other miscellaneous restructuring costs	4,121	5,052	1,559	(2,542)	8,190	5,159	3,031

	$47,233	$57,903	$(3,470)	$(40,228)	$61,438	$40,798	$20,640

Cash payments resulting from our operational restructuring during 2001 were $49 million. We anticipate the restructuring charges will result in the following net cash outflows (in thousands):

	Leases	Termination Benefits	Other	Total
Year Ending December 31,
2002	$35,578	$61	$5,159	$40,798
2003	5,476	—	3,031	8,507
2004	2,016	—	—	2,016
2005	1,983	—	—	1,983
2006	2,068	—	—	2,068
Thereafter	6,066	—	—	6,066

Total estimated cash outflows	$53,187	$61	$8,190	$61,438

During 2000, we identified certain levels of impairment corresponding with the business-unit goodwill and other intangibles initially recorded in connection with the following acquisitions: Alexa Internet, Back to Basics Toys, Inc., Livebid, Inc., and the catalog and Internet assets of Acme Electric Motor Co. (Tool Crib). Accordingly, we recorded an impairment loss of $184 million. Also during 2000, we recorded an impairment loss of $11 million relating to the decline in fair value, measured using discounted estimates of future cash flows, of certain fixed assets. The fixed-asset impairment amount included $4 million, $3 million and $4 million of computers, equipment and software; leasehold improvements; and leased assets, respectively.

Other costs associated with our acquisition-related activities were $5 million and $8 million for 2000 and 1999, respectively. No such amounts were recorded during 2001.

Loss from Operations

Our loss from operations was $412 million, $864 million and $606 million for 2001, 2000 and 1999, respectively. The improvement in operating loss for 2001 in comparison with the prior period was primarily due to an increase in gross profit; a reduction in certain operating costs including fulfillment, marketing, technology and content, and general and administrative; and declines in charges such as amortization of goodwill and other intangibles.

Net Interest Expense and Other

Net interest expense and other, excluding “Other gains (losses), net,” was $112 million, $100 million and $37 million for 2001, 2000 and 1999, respectively. Interest income was $29 million, $41 million and $45 million for 2001, 2000 and 1999, respectively. Interest expense was $139 million, $131 million and $85 million for 2001, 2000 and 1999. Other income and expense, consisting primarily of realized gains and losses on sales of marketable securities, miscellaneous state and foreign taxes and certain realized foreign-currency related transactional gains and losses, was an expense of $2 million and $10 million for 2001 and 2000, respectively, and a gain of $2 million for 1999. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The increase in interest expense during 2001 in comparison with 2000 is primarily related to our February 2000 issuance of the 6.875% PEACS. Other components of interest expense include our February 1999 issuance of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”), and our May 1998 issuance of approximately $326 million gross proceeds of 10% Senior Discount Notes due 2008 (the “Senior Discount Notes”). At December 31, 2001, our total long-term indebtedness was $2.16 billion.

Other Gains (Losses), Net

Other gains (losses), net were recorded during 2001 and 2000, resulting in net costs of $2 million and $143 million, respectively. No comparable amounts were recorded during 1999. Other gains (losses), net consisted of the following:

	Years Ended December 31,
	2001	2000
	(in thousands)
Foreign-currency gains on 6.875% PEACS	$46,613	$—
Losses on sales of Euro-denominated investments, net	(22,548)	—
Other-than-temporary impairment losses, equity investments	(43,588)	(188,832)
Contract termination by third parties	22,400	6,033
Net gains from acquisition of investments by third parties	784	40,160
Warrant fair-value remeasurements and other	(5,802)	—

	$(2,141)	$(142,639)

Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net” on our statements of operations. Prior to January 1, 2001, 6.875% PEACS’s principal of 615 million Euros was designated as a hedge of equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive loss” on our balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded on our statements of operations. For 2001, the remeasurement of the 6.875% PEACS resulted in a gain of $47 million consisting of a $10 million gain reclassified from “Accumulated other comprehensive loss,” and a $37 million gain attributable to remeasurement of the 6.875% PEACS during the period. We are unable to forecast or predict the loss or gain on our Euro-denominated debt that will result from fluctuations in foreign exchange rates in future periods; any such amounts may have a significant effect on our future reported results.

During 2001 and 2000, we recorded impairment losses, which totaled $44 million and $189 million, respectively, relating to other-than-temporary declines in certain of our equity investments. These impairments were recorded to reflect the investments at fair value as of the date of impairment. During 2001, our other-than-temporary declines in fair value of investments were associated with our investments in Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Inc., Ashford.com, Inc., Audible, Inc., drugstore.com, inc., and Angel II Investors, L.P. During 2000, our other-than-temporary declines in fair value of investments were associated with Audible, NextCard, Inc., Webvan, Ashford.com, Greg Manning Auctions, Inc, and Sotheby’s. At December 31, 2001 we have no further loss exposure relating to our investment in Webvan.

In February 2001, we terminated our commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, we made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for our investment under the equity method of accounting. Pursuant to the equity method of accounting, we recorded our share of Kozmo.com losses, which, during 2000, reduced our basis in the investment to zero. Accordingly, when Kozmo.com announced its intentions to cease operations in April 2001, we did not have any further loss exposure relating to our investment. We will not recover any portion of our investment in Kozmo.com.

During 2000, we recorded a gain of $40 million relating to the acquisition of Homegrocer.com by Webvan, and a $6 million net gain relating to the bankruptcy of Living.com, Inc. that is comprised of a $14 million loss representing our remaining investment balance in Living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the Living.com commercial agreement.

As of December 31, 2001, our recorded basis in equity securities was $41 million, including $13 million classified as “Marketable securities,” $10 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.”

Equity in Losses of Equity-Method Investees

Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This influence is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Equity-method losses were $30 million, $305 million and $77 million for 2001, 2000 and 1999, respectively. Equity-method losses declined during 2001 in comparison with 2000 because such losses reduced many of our underlying investment balances until the recorded basis was reduced to zero. Our basis in equity-method investments was $10 million, $52 million and $227 million at December 31, 2001, 2000 and 1999, respectively. During 2001, we issued $5 million of our common stock in exchange for an ownership interest that results in significant influence in Altura International, which operates Catalogcity.com. No cash investments were made in equity-method investees during 2001. As equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments in the voting stock of third parties, equity-method losses to continue to decline in future periods in comparison with prior periods.

Income Taxes

We provided for current and deferred income taxes in state and foreign jurisdictions where our subsidiaries produce taxable income. As of December 31, 2001, we have a net deferred tax asset of $2 million, which consists primarily of state net operating losses. We have provided a full valuation allowance against the remaining portion of our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Net Loss

Net loss was $567 million, $1.4 billion and $720 million for 2001, 2000 and 1999, respectively. Although we reported net income of $5 million during the fourth quarter of 2001, we believe that this positive net income result is not predictive of future results or trends and should not be viewed as a material positive event for a variety of reasons. For example, excluding the foreign-currency gain associated with our 6.875% PEACS we would have reported a net loss in the fourth quarter of 2001. Additionally, we continue to be unable to forecast the effect on our future reported results of certain items, including the gain or loss associated with our 6.875% PEACS that will result from fluctuations in foreign exchange rates, and the effect on our results associated with variable accounting treatment on certain of our employee stock options.

Pro Forma Results of Operations

We provide certain pro forma information regarding our results from operations, which excludes the following line items on our statements of operations:

•	stock-based compensation,

•	amortization of goodwill and other intangibles, and

•	restructuring-related and other charges.

We also provide certain pro forma information regarding our net loss, which excludes, in addition to the line items described above, the following line items on our statements of operations:

•	other gains (losses), net;

•	equity in losses of equity-method investees, net; and

•	cumulative effect of change in accounting principle.

This pro forma information is not presented in accordance with accounting principles generally accepted in the United States, however, we use this pro forma measure internally to evaluate our performance and believe it may be useful. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 6 of Part II, “Selected Consolidated Financial Data,” and Item 8 of Part II, “Financial Statements and Supplementary Data.”

Full year and corresponding quarterly pro forma results of operations, and certain cash flow information for 2001, 2000 and 1999, were as follows (in thousands):

	Year Ended December 31, 2001
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Pro forma income (loss) from operations	$(45,002)	$58,680	$(27,072)	$(28,009)	$(48,601)
Pro forma net income (loss)	$(157,031)	$34,785	$(58,005)	$(57,528)	$(76,283)
Pro forma income (loss) from operations as a percentage of net sales	(1%)	5%	(4%)	(4%)	(7%)
Pro forma basic income (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Pro forma diluted income (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Shares used in computation of pro forma basic income (loss) per share	364,211	371,420	368,052	359,752	357,424
Shares used in computation of pro forma diluted income (loss) per share	364,211	384,045	368,052	359,752	357,424
Net cash provided by (used in) operating activities	$(119,782)	$349,120	$(64,403)	$2,485	$(406,984)

	Year Ended December 31, 2000
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Pro forma loss from operations	$(317,000)	$(59,946)	$(68,439)	$(89,349)	$(99,266)
Pro forma net loss	$(417,158)	$(90,426)	$(89,493)	$(115,704)	$(121,535)
Pro forma loss from operations as a percentage of net sales	(11%)	(6%)	(11%)	(15%)	(17%)
Pro forma basic and diluted loss per share	$(1.19)	$(0.25)	$(0.25)	$(0.33)	$(0.35)
Shares used in computation of pro forma basic and diluted loss per share	350,873	355,681	353,954	349,886	343,884
Net cash provided by (used in) operating activities	$(130,442)	$247,653	$(3,688)	$(54,029)	$(320,378)

	Year Ended December 31, 1999
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Pro forma loss from operations	$(352,371)	$(175,349)	$(79,198)	$(67,253)	$(30,571)
Pro forma net loss	$(389,815)	$(184,885)	$(85,810)	$(82,786)	$(36,334)
Pro forma loss from operations as a percentage of net sales	(21%)	(26%)	(22%)	(21%)	(10%)
Pro forma basic and diluted loss per share	$(1.19)	$(0.55)	$(0.26)	$(0.26)	$(0.12)
Shares used in computation of pro forma basic and diluted loss per share	326,753	338,389	332,488	322,340	313,794
Net cash provided by (used in) operating activities	$(90,875)	$31,506	$(75,573)	$(29,614)	$(17,194)

The following is a reconciliation of our pro forma results for 2001, 2000 and 1999. Quarterly reconciliations are consistent with full-year presentation.

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	As Reported(1)	Pro Forma Adjustments	Pro Forma	As Reported(1)	Pro Forma Adjustments	Pro Forma	As Reported(1)	Pro Forma Adjustments	Pro Forma
	(in thousands)			(in thousands)			(in thousands)
Net sales	$3,122,433	$—	$3,122,433	$2,761,983	$—	$2,761,983	$1,639,839	—	$1,639,839
Cost of sales	2,323,875	—	2,323,875	2,106,206	—	2,106,206	1,349,194	—	1,349,194

Gross profit	798,558	—	798,558	655,777	—	655,777	290,645	—	290,645
Operating expenses:
Fulfillment	374,250	—	374,250	414,509	—	414,509	237,312	—	237,312
Marketing	138,283	—	138,283	179,980	—	179,980	175,838	—	175,838
Technology and content	241,165	—	241,165	269,326	—	269,326	159,722	—	159,722
General and administrative	89,862	—	89,862	108,962	—	108,962	70,144	—	70,144
Stock-based compensation	4,637	(4,637)	—	24,797	(24,797)	—	30,618	(30,618)	—
Amortization of goodwill and intangibles	181,033	(181,033)	—	321,772	(321,772)	—	214,694	(214,694)	—
Restructuring-related and other	181,585	(181,585)	—	200,311	(200,311)	—	8,072	(8,072)	—

Total operating expenses	1,210,815	(367,255)	843,560	1,519,657	(546,880)	972,777	896,400	(253,384)	643,016

Loss from operations	(412,257)	367,255	(45,002)	(863,880)	546,880	(317,000)	(605,755)	253,384	(352,371)
Interest income	29,103	—	29,103	40,821	—	40,821	45,451	—	45,451
Interest expense	(139,232)	—	(139,232)	(130,921)	—	(130,921)	(84,566)	—	(84,566)
Other expense, net	(1,900)	—	(1,900)	(10,058)	—	(10,058)	1,671	—	1,671
Other gains (losses), net	(2,141)	2,141	—	(142,639)	142,639	—	—	—	—

Net interest expense and other	(114,170)	2,141	(112,029)	(242,797)	142,639	(100,158)	(37,444)	—	(37,444)

Loss before equity in losses of equity-method investees	(526,427)	369,396	(157,031)	(1,106,677)	689,519	(417,158)	(643,199)	253,384	(389,815)
Equity in losses of equity-method investees, net	(30,327)	30,327	—	(304,596)	304,596	—	(76,769)	76,769	—

Loss before cumulative effect of change in accounting principle	(556,754)	399,723	(157,031)	(1,411,273)	994,115	(417,158)	(719,968)	330,153	(389,815)
Cumulative effect of change in accounting principle	(10,523)	10,523	—	—	—	—	—	—	—

Net loss	$(567,277)	$410,246	$(157,031)	$(1,411,273)	994,115	$(417,158)	$(719,968)	330,153	(389,815)

Net cash used in operating activities	$(119,782)		$(119,782)	$(130,442)		$(130,442)	$(90,875)		$(90,875)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(1.53)		$(0.43)	$(4.02)		$(1.19)	$(2.20)		$(1.19)
Cumulative effect of change in accounting principle	(0.03)		—	—		—	—		—

	$(1.56)		$(0.43)	$(4.02)		$(1.19)	$(2.20)		$(1.19)

Shares used in computation of basic and diluted loss per share	364,211		364,211	350,873		350,873	326,753		326,753

(1)	In accordance with accounting principles generally accepted in the United States.

We are providing pro forma results for informational purposes only. The pro forma results are derived from information recorded in our financial statements.

For the quarter ending March 31, 2002, we expect our pro forma loss from operations to be between a loss of $16 million and break-even, or between a loss of 2% to 0% of net sales. For the full year of 2002, we expect that our pro forma income from operations will be $30 million or more. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business—Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $540 million and $822 million, and our marketable securities balance was $456 million and $278 million at December 31, 2001 and 2000, respectively. Combined cash, cash equivalents, and marketable securities were $997 million and $1.10 billion at December 31, 2001 and 2000, respectively. Equity securities of $13 million are included in “Marketable securities” at December 31, 2001, the value of which may fluctuate significantly. Equity securities of $36 million were included in “Marketable securities” at December 31, 2000.

As of December 31, 2001, our principal commitments consisted of long-term obligations totaling $2.16 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes; trade payables of $445 million; accrued expenses and other liabilities of $305 million, which includes current restructuring-related obligations of $41 million; as well as $474 million in obligations related to operating leases and commitments for advertising and promotional arrangements. We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year our cash, cash equivalents and marketable securities balance reaches its highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable, which at December 31, 2001 was $445 million. The majority of our accounts payable balance at December 31, 2001 will be settled during the first three months of 2002 and will result in a corresponding decline in the amount of cash, cash equivalents and marketable securities on hand, offset by amounts payable associated with activity in the first quarter of 2002.

We have pledged a portion of our marketable securities as collateral for stand-by letters of credit that guarantee certain of our contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign-exchange rate risk on a portion of our 6.875% PEACS; and some of our real estate lease agreements. The amount of marketable securities we are required to pledge pursuant to the swap agreement fluctuates with the fair market value of the swap obligation. At December 31, 2001, the total amount of collateral pledged under these agreements was as follows (in thousands):

Stand-by letters of credit	$77,635
Swap agreement	48,498
Real estate leases	40,657

$166,790

The following are our contractual commitments associated with our operational restructuring, debt obligations, lease obligations, and our marketing agreements (in thousands):

	Year Ending December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Restructuring-related commitments:
Leases	$35,578	$5,476	$2,016	$1,983	$2,068	$6,066	$53,187
Other	5,220	3,031	—	—	—	—	8,251

Restructuring-related commitments	40,798	8,507	2,016	1,983	2,068	6,066	61,438

Other Commitments:
Debt principal and other	4,775	4,462	2,004	74	—	2,123,593	2,134,908
Debt interest	109,501	122,704	135,906	135,906	135,906	388,563	1,028,486
Capital leases	11,339	6,573	41	—	—	—	17,953
Operating leases	60,837	57,501	48,729	41,953	42,400	206,373	457,793
Marketing agreements	16,411	217	—	—	—	—	16,628

Other commitments	202,863	191,457	186,680	177,933	178,306	2,718,529	3,655,768

Total commitments	$243,661	$199,964	$188,696	$179,916	$180,374	$2,724,595	$3,717,206

Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income to determine cash flows from operations include depreciation and amortization, equity in losses of investees, and other items not affecting cash flows in the current period. Net cash used by operating activities during 2001 was $120 million, resulting from our net loss of $567 million, offset by adjustments not affecting 2001 cash flows of $412 million, and changes in working capital of $36 million. Net cash used by operating activities during 2000 was $130 million, resulting from our net loss of $1.41 billion, offset by adjustments not affecting 2000 cash flows of $1.10 billion, and changes in working capital of $178 million. Net cash used by operating activities during 1999 was $91 million resulting from our net loss of $720 million, offset by adjustments not affecting 1999 cash flows of $405 million, and changes in working capital of $224 million. Improvements in cash flows from operating activities and an improvement in inventory turns during 2001 were partially offset by slower revenue growth and a decline in the average number of days trade payables remain outstanding due to, among other things, a shift in revenue mix towards segments with shorter payment terms, such as U.S. Electronics, Tools and Kitchen and International.

Cash used in investing activities during 2001 was $253 million, consisting of net purchases of marketable securities of $197 million, purchases of fixed assets of $50 million and cash paid for acquired assets of $6 million. Cash provided by investing activities during 2000 was $164 million, consisting of net sales of marketable securities of $361 million offset by cash paid for investments of $63 million and purchases of fixed assets of $135 million. Cash used in investing activities during 1999 was $952 million, consisting of net purchases of marketable securities of $295 million, purchases of fixed assets of $287 million and cash paid for investments of $370 million.

Net cash provided by financing activities during 2001 was $107 million, consisting primarily of proceeds from the issuance of common stock to America Online as well as exercises of stock options, offset by repayments of long-term capital lease obligations. Net cash provided by financing activities during 2000 and 1999 was $693 million and $1.10 billion, respectively, consisting primarily of net proceeds from our issuance of debt securities. During 2000, we issued 690 million Euros of 6.875% PEACS, and during 1999 we issued $1.25 billion of 4.75% Convertible Subordinated Notes.

We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. In addition, we expect to have positive operating cash flow, and possibly free cash flow, for fiscal year 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Strategic Alliances

Beginning in 1999, we offered services to other e-commerce companies including permitting third parties to offer products or services on our Web site, and promotional services such as advertising placements and customer referrals. We may enter into similar transactions in the future. Beginning with our strategic alliance with Toysrus.com in 2000, we began expanding our range of services. We now offer a variety of services to third parties, including offering consumer products sold by us through Syndicated Stores; allowing third parties to utilize our technology services such as search, browse and personalization; and powering third-party Web-sites, providing fulfillment services, or both. In exchange for the services we provide under these agreements, we receive cash and/or equity securities of these companies (additional benefits may include Web site traffic). The amount of compensation we receive under certain of these agreements is dependent on the volume of sales which the other company makes. In some cases, such as our agreement with drugstore.com, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. As part of this program, we may in the future make additional investments in companies with which we have already formed strategic alliances or companies with which we form new strategic alliances or similar arrangements. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

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

The fair value of these securities, less the net amount of cash we paid for them, is then recorded as unearned revenue. Our recorded unearned revenue resulting from these transactions and any additional proceeds received under the arrangements is recognized as revenue over the terms (generally, one to three years) of the commercial agreements with these companies. Pursuant to EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” we do not adjust unearned revenue to give effect to either an increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture, were not received or modified after March 16, 2000). Therefore, the value of equity securities recorded as unearned revenue could decline in value significantly after the initial measurement is made. We have in the past, and may in the future, experience losses with respect to investments in strategic companies that are not equity-method investees as a result of either liquidation of such investments at a loss or provision for an other-than-temporary decline in the fair value of these investments. See “Other gains (losses), net.” In addition, we have in the past, and may in the future, amend our agreements with certain of the companies with which we have strategic alliances to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Although these amendments did not affect the amount of unearned revenue previously recorded by us, the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these strategic alliances. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

As of December 31, 2001, our recorded basis in equity securities was $41 million, including $13 million classified as “Marketable securities,” $10 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.”

During 2001 and 2000, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 1999	$54,790
Cash received or cash receivable	97,818
Fair value of equity securities received	106,848
Amortization to revenue	(108,211)
Contract termination	(20,128)

Balance, December 31, 2000	131,117
Cash received or cash receivable	114,738
Fair value of equity securities received	331
Amortization to revenue	(135,808)
Contract termination	(22,400)

Balance, December 31, 2001	$87,978

During the first quarter of 2001, we recognized previously unearned revenue associated with the termination of our commercial agreement with Kozmo.com, which was included in “Other gains (losses), net” on our statements of operations. Since services had not yet been performed under the contract, no amounts associated with the Kozmo.com commercial agreement were previously recognized in “Net sales” on our statements of operations during any period.

During 2000, living.com declared bankruptcy and terminated its commercial agreement with us. As a result, we recorded a net gain of $6 million, comprised of a $14 million impairment loss representing our remaining investment balance in living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the living.com commercial agreement as we were no longer obligated to perform services. The gain and the loss are recorded net and included in “Other gains (losses), net” on our statements of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations and changes in the market values of our investments.

Information relating to quantitative and qualitative disclosure about market risk is set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity, and the related weighted average interest rates at December 31, 2001. Amounts are as follows (in thousands, except percentages):

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value at December 31, 2001
Commercial paper and short-term obligations	$419,098	$—	$—	$—	$—	$—	$419,098	$418,936
Weighted average interest rate	2.33%	—	—	—	—	—	2.33%
Certificates of deposit	18,159	—	—	—	—	—	18,159	18,159
Weighted average interest rate	3.48%	—	—	—	—	—	3.48%
Corporate notes and bonds	—	26,520	7,800	—	—	—	34,320	37,602
Weighted average interest rate	—	2.98%	4.00%	—	—	—	3.21%
Asset-backed and agency securities	6,209	73,070	149,765	—	—	1,767	230,811	232,821
Weighted average interest rate	2.55%	3.42%	3.63%	—	—	7.64%	3.56%
Treasury notes and bonds	11,900	72,100	36,700	—	—	—	120,700	125,947
Weighted average interest rate	2.05%	2.44%	3.42%	—	—	—	2.70%

Cash equivalents and marketable fixed- income securities	$455,366	$171,690	$194,265	$—	$—	$1,767	$823,088	$833,465

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity, and weighted average interest rates at December 31, 2000. Amounts were as follows (in thousands, except percentages):

	2001	2002	2003	2004	2005	Thereafter	Total	Estimated Fair Value at December 31, 2000
Commercial paper and short-term obligations	$677,895	$—	$—	$—	$—	$—	$677,895	$677,895
Weighted average interest rate	5.40%	—	—	—	—	—	5.40%
Corporate notes and bonds	950	7,937	8,560	—	—	—	17,447	17,447
Weighted average interest rate	4.45%	4.95%	4.95%	—	—	—	4.92%
Asset-backed and agency securities	21,507	11,718	11,114	—	19,635	20,747	84,721	85,189
Weighted average interest rate	5.68%	5.96%	4.71%	—	6.87%	7.39%	6.30%
Treasury notes and bonds	42,535	74,021	25,595	—	—	—	142,151	142,085
Weighted average interest rate	5.05%	5.22%	4.52%	—	—	—	5.04%

Cash equivalents and marketable fixed- income securities	$742,887	$93,676	$45,269	$—	$19,635	$20,747	$922,214	$922,616

At December 31, 2001, we have long-term debt of $2.16 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, which are due in 2010, 2009 and 2008, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Foreign Currency Exchange Rate Risk

During 2001, net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 21% of consolidated revenues. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp is the same as the local currency of the United Kingdom, Germany, France and Japan, respectively. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations on the results of operations of our internationally-focused Web sites for 2001 was not material.

At December 31, 2001, we were also exposed to foreign currency risk related to our 6.875% PEACS and Euro-denominated cash equivalents and marketable securities (“Euro Investments”). The 6.875% PEACS have an outstanding principal balance of 690 million Euros ($609 million, based on the exchange rate as of December 31, 2001), and our Euro Investments, classified as available-for-sale, had a balance of 179 million Euros ($158 million, based on the exchange rate as of December 31, 2001). As the Euro/U.S. dollar exchange ratio varies, the value of our Euro Investments, when translated, will fluctuate. Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Other gains (losses), net” on our statements of operations. We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” on our balance sheets and recognized in “Other gains (losses), net” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

Investment Risk

As of December 31, 2001, our recorded basis in equity securities was $41 million, including $13 million classified as “Marketable securities,” $10 million classified as “Investments in equity-method investees,” and $18 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies, including companies with which we have formed strategic alliances, primarily for strategic purposes. At December 31, 2001, our investments in securities of publicly-held companies was $16 million, and our investments in securities of privately-held companies was $25 million. We have also received securities, including warrant investments, from some of the companies with which we have formed strategic alliances in exchange for services provided by us to those companies. Our investments are accounted for under the equity method if we have the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. Warrant investments are generally carried at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2001, we recorded impairment losses totaling $44 million to write-down several of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2001, an assumed 15%, 30% or 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $6 million, $12 million or $21 million, respectively.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

/S/	ERNST & YOUNG LLP

Seattle, Washington
January 18, 2002

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$540,282	$822,435
Marketable securities	456,303	278,087
Inventories	143,722	174,563
Prepaid expenses and other current assets	67,613	86,044

Total current assets	1,207,920	1,361,129
Fixed assets, net	271,751	366,416
Goodwill, net	45,367	158,990
Other intangibles, net	34,382	96,335
Investments in equity-method investees	10,387	52,073
Other equity investments	17,972	40,177
Other assets	49,768	60,049

Total assets	$1,637,547	$2,135,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$444,748	$485,383
Accrued expenses and other current liabilities	305,064	272,683
Unearned revenue	87,978	131,117
Interest payable	68,632	69,196
Current portion of long-term debt and other	14,992	16,577

Total current liabilities	921,414	974,956
Long-term debt and other	2,156,133	2,127,464

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—373,218 and 357,140 shares, respectively	3,732	3,571
Additional paid-in capital	1,462,769	1,338,303
Deferred stock-based compensation	(9,853)	(13,448)
Accumulated other comprehensive loss	(36,070)	(2,376)
Accumulated deficit	(2,860,578)	(2,293,301)

Total stockholders’ deficit	(1,440,000)	(967,251)

Total liabilities and stockholders’ deficit	$1,637,547	$2,135,169

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Net sales	$3,122,433	$2,761,983	$1,639,839
Cost of sales	2,323,875	2,106,206	1,349,194

Gross profit	798,558	655,777	290,645
Operating expenses:
Fulfillment	374,250	414,509	237,312
Marketing	138,283	179,980	175,838
Technology and content	241,165	269,326	159,722
General and administrative	89,862	108,962	70,144
Stock-based compensation	4,637	24,797	30,618
Amortization of goodwill and other intangibles	181,033	321,772	214,694
Restructuring-related and other	181,585	200,311	8,072

Total operating expenses	1,210,815	1,519,657	896,400

Loss from operations	(412,257)	(863,880)	(605,755)
Interest income	29,103	40,821	45,451
Interest expense	(139,232)	(130,921)	(84,566)
Other income (expense), net	(1,900)	(10,058)	1,671
Other gains (losses), net	(2,141)	(142,639)	—

Net interest expense and other	(114,170)	(242,797)	(37,444)

Loss before equity in losses of equity-method investees	(526,427)	(1,106,677)	(643,199)
Equity in losses of equity-method investees, net	(30,327)	(304,596)	(76,769)

Loss before change in accounting principle	$(556,754)	$(1,411,273)	$(719,968)
Cumulative effect of change in accounting principle	(10,523)	—	—

Net loss	$(567,277)	$(1,411,273)	$(719,968)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(1.53)	$(4.02)	$(2.20)
Cumulative effect of change in accounting principle	(0.03)	—	—

	$(1.56)	$(4.02)	$(2.20)

Shares used in computation of basic and diluted loss per share	364,211	350,873	326,753

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2000	1999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$822,435	$133,309	$71,583

OPERATING ACTIVITIES:
Net loss	(567,277)	(1,411,273)	(719,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and other amortization	84,709	84,460	36,806
Stock-based compensation	4,637	24,797	30,618
Equity in losses of equity-method investees, net	30,327	304,596	76,769
Amortization of goodwill and other intangibles	181,033	321,772	214,694
Non-cash restructuring-related and other	73,293	200,311	8,072
Loss (gain) on sale of marketable securities, net	(1,335)	(280)	8,688
Other losses (gains), net	2,141	142,639	—
Non-cash interest expense and other	26,629	24,766	29,171
Cumulative effect of change in accounting principle	10,523	—	—
Changes in operating assets and liabilities:
Inventories	30,628	46,083	(172,069)
Prepaid expenses and other current assets	20,732	(8,585)	(54,927)
Accounts payable	(44,438)	22,357	330,166
Accrued expenses and other current liabilities	50,031	93,967	95,839
Unearned revenue	114,738	97,818	6,225
Amortization of previously unearned revenue	(135,808)	(108,211)	(5,837)
Interest payable	(345)	34,341	24,878

Net cash used in operating activities	(119,782)	(130,442)	(90,875)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	370,377	545,724	2,064,101
Purchases of marketable securities	(567,152)	(184,455)	(2,359,398)
Purchases of fixed assets, including internal use software and web-site development	(50,321)	(134,758)	(287,055)
Investments in equity-method investees and other investments	(6,198)	(62,533)	(369,607)

Net cash provided by (used in) investing activities	(253,294)	163,978	(951,959)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	16,625	44,697	64,469
Proceeds from issuance of common stock, net of issuance costs	99,831	—	—
Proceeds from long-term debt and other	10,000	681,499	1,263,639
Repayment of long-term debt and other	(19,575)	(16,927)	(188,886)
Financing costs	—	(16,122)	(35,151)

Net cash provided by financing activities	106,881	693,147	1,104,071
Effect of exchange-rate changes on cash and cash equivalents	(15,958)	(37,557)	489

Net increase (decrease) in cash and cash equivalents	(282,153)	689,126	61,726

CASH AND CASH EQUIVALENTS, END OF PERIOD	$540,282	$822,435	$133,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$4,597	$4,459	$25,850
Fixed assets acquired under financing agreements	1,000	4,844	5,608
Equity securities received for commercial agreements	331	106,848	54,402
Stock issued in connection with business acquisitions and minority investments	5,000	32,130	774,409
Cash paid for interest	112,184	67,252	30,526

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock Shares	Amount			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Additional Paid-In Capital	Deferred Stock-Based Compensation
Balance at December 31, 1998	318,534	$3,186	$297,438	$(1,625)	$1,806	$(162,060)	$138,745

Net loss	—	—	—	—	—	(719,968)	(719,968)
Foreign currency translation gains	—	—	—	—	490	—	490
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	(4,005)	—	(4,005)

Comprehensive loss	—	—	—	—	—	—	(723,483)
Issuance of capital stock, net of issuance costs	10,496	105	743,169	—	—	—	743,274
Exercise of common stock options, net	16,125	161	67,969	—	—	—	68,130
Public offering of equity-method investee	—	—	13,787	—	—	—	13,787
Note receivable for common stock	—	—	(72)	—	—	—	(72)
Deferred stock-based compensation, net of adjustments	—	—	72,078	(72,078)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	25,897	—	—	25,897

Balance at December 31, 1999	345,155	3,452	1,194,369	(47,806)	(1,709)	(882,028)	266,278
Net loss	—	—	—	—	—	(1,411,273)	(1,411,273)
Foreign currency translation losses	—	—	—	—	(364)	—	(364)
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	(303)	—	(303)

Comprehensive loss	—	—	—	—	—	—	(1,411,940)
Issuance of capital stock, net of issuance costs	866	8	30,977	—	—	—	30,985
Exercise of common stock options, net	11,119	111	41,995	—	—	—	42,106
Public offering of equity-method investee	—	—	76,898	—	—	—	76,898
Note receivable for common stock	—	—	27	—	—	—	27
Deferred stock-based compensation, net of adjustments	—	—	(5,963)	2,528	—	—	(3,435)
Amortization of deferred stock-based compensation	—	—	—	31,830	—	—	31,830

Balance at December 31, 2000	357,140	3,571	1,338,303	(13,448)	(2,376)	(2,293,301)	(967,251)
Net loss	—	—	—	—	—	(567,277)	(567,277)
Foreign currency translation losses	—	—	—	—	(1,257)	—	(1,257)
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	7,005	—	7,005
Net Unrealized losses on Euro-based currency swap	—	—	—	—	(17,337)	—	(17,337)
Reclassification of currency gains on 6.875% PEACS	—	—	—	—	(9,811)	—	(9,811)
Cumulative effect of change in accounting principle	—	—	—	—	(12,294)	—	(12,294)

Comprehensive loss	—	—	—	—	—	—	(600,971)
Issuance of capital stock, net of issuance costs	8,989	90	98,716	—	—	—	98,806
Exercise of common stock options, net	6,089	61	14,989	—	—	—	15,050
Repayments of note receivable for common stock	—	—	1,130	—	—	—	1,130
Deferred stock-based compensation, net of adjustments	1,000	10	9,631	(4,797)	—	—	4,844
Amortization of deferred stock-based compensation	—	—	—	8,392	—	—	8,392

Balance at December 31, 2001	373,218	$3,732	$1,462,769	$(9,853)	$(36,070)	$(2,860,578)	$(1,440,000)

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc. commenced operations on the World Wide Web in July 1995. The Company sells products worldwide, with its principal geographies in North America, Europe and Asia. The Company and its sellers list millions of unique items in categories such as books, music, DVDs, videos, electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, toys, baby and baby registry, travel services and magazine subscriptions. Through its Amazon Marketplace, Auctions and zShops services, businesses and individuals can sell virtually any product to Amazon.com’s customer base, and with Amazon.com Payments, sellers are able to accept credit card transactions in addition to other methods of payment. The Company operates a U.S.-based Web site, www.amazon.com, and four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, inventory allowances, depreciation, amortization, sales returns, the accounting for doubtful accounts, unearned revenue, sub-lease income offsetting lease commitments, valuation of investments, taxes and contingencies. Actual results could differ from those estimates.

Business Combinations

For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill on the accompanying consolidated balance sheets.

Effective July 1, 2001, pooling-of-interest accounting is no longer allowed under accounting principles generally accepted in the United States. No business combinations were accounted for under this method during 2001, 2000 or 1999.

Cash and Cash Equivalents

The Company classifies all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Inventories

Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Fixed assets, including assets purchased under capital leases, are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years).

Included in fixed assets is the cost of internal-use software, including software used to develop and operate the Company’s Web sites. The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally two years).

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Other intangibles include identifiable intangible assets purchased by the Company, primarily in connection with business acquisitions. Goodwill and other intangibles are presented net of related accumulated amortization and impairment charges and are being amortized over lives ranging from two to four years. Acquisitions subsequent to June 30, 2001 resulting in goodwill and indefinite-lived intangibles are accounted for under a non-amortization approach and are evaluated periodically for impairment.

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

Goodwill is viewed in two separate categories: enterprise-level and business-unit level. Enterprise-level goodwill results from purchase acquisitions of businesses that have been fully integrated into the Company’s operations and no longer exist as a discrete business unit. Business-unit goodwill results from purchase business combinations where the acquired operations have been managed as a separate business unit and not fully absorbed into the Company. Enterprise-level goodwill is evaluated using the market-value method, which compares the Company’s net book value to the value indicated by the market price of the Company’s equity securities; if the net book value were to exceed the Company’s market capitalization, the excess carrying amount of goodwill would be written off as an impairment-related charge. Measurement of fair value for business-unit goodwill as well as other intangibles is based on discounted cash flow analysis at the business-unit level.

Investments

The Company has certain investments in debt and equity securities.

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees generally one month in arrears for private companies and three months in arrears for public companies. The Company records its investments in equity-method investees on the consolidated balance sheets as “Investments in equity-method investees” and its share of the investees’ earnings or losses as “Equity in losses of equity-method investees, net” on the consolidated statements of operations.

All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in “Accumulated other comprehensive loss.” Such investments are included in “Marketable securities” on the accompanying consolidated balance sheets if the Company does not have the intent to hold the investment for over one year from the balance sheet date. In cases where the Company does not have the intent and ability to liquidate such investments within one year from the balance sheet date such investments are included in “Other equity investments.”

The Company also invests in certain marketable debt securities, which consist primarily of high-quality short- to intermediate-term fixed income securities that are also classified as available-for-sale securities. Such investments are included in “Marketable securities” on the accompanying consolidated balance sheets and are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.” The weighted average method is used to determine the cost of Euro-denominated securities sold, and the specific identification method is used to determine the cost of all other securities.

The initial cost of the Company’s investments is determined based on the fair value of the investment at the time of its acquisition. The Company has received equity securities as consideration for services to be performed for the issuer under commercial agreements. In such cases, the Company has estimated the fair value of the equity securities received. For securities of public companies, the Company generally determines fair value based on the quoted market price at the time the Company enters into the underlying agreement, and adjusts such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent, third party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about the investee, the Company determines the estimated fair value of the securities received. To the extent that equity securities received or modified after March 16, 2000 are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value of the securities is determined as of the date of the respective forfeiture or as vesting provisions lapse.

The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management. For investments with publicly quoted market prices, the Company generally considers a decline to be an other-than-temporary impairment if the quoted market price is less than its accounting basis for two consecutive quarters, absent evidence to the contrary. The Company considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, operating trends and other financial ratios. The evaluation also considers publicly available information regarding the investee companies, including reports from investment analysts and other publicly available investee-specific news or general market conditions. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. The Company generally requires its private investees to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis.

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

Unearned Revenue

Unearned revenue is recorded when payments, whether received in cash or equity securities, are received in advance of the Company’s performance in the underlying agreement. Unearned revenue is amortized ratably over the period in which services are provided.

In instances where the Company receives equity securities as compensation for services to be provided under commercial arrangements, the fair value of these securities, less the net amount of cash paid for them, is then recorded as unearned revenue. Pursuant to Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” the Company does not adjust unearned revenue to give effect to either increase or decrease in value of the equity securities subsequent to their initial measurement (to the extent that such securities are either not subject to vesting or forfeiture or, if subject to vesting or forfeiture, were not received or modified after March 16, 2000).

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

Revenue Recognition

The Company generally recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

The Company evaluates the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross as a principal. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned.

Product sales (including sales of products through the Company’s Syndicates Stores program), net of promotional gift certificates and return allowances, are recorded when the products are shipped and title passes to customers. Return allowances are estimated using historical experience.

Commissions received on sales of products from Amazon Marketplace, Auctions and zShops are recorded as a net amount since the Company is acting as an agent in such transactions. Amounts earned are recognized as net sales when the item is sold by the third-party seller and our collectibility is reasonably assured. The Company records an allowance for refunds on such commissions using historical experience.

The Company earns revenues from services, primarily by entering into business-to-business strategic alliances, including providing the Company’s technology services such as search, browse and personalization; permitting third parties to offer products or services through the Company’s Web sites; and powering third-party Web sites, providing fulfillment services, or both. These strategic alliances also include miscellaneous marketing and promotional agreements. As compensation for the services the Company provides under these agreements, it receives one or a combination of cash and equity securities. If the Company receives non-refundable, up-front payments, such amounts are deferred until service commences, and are then recognized on a straight-line basis over the estimated corresponding service period. Generally, the fair value of consideration received, whether in cash, equity securities, or a combination thereof, is measured when agreement is reached, and any subsequent appreciation or decline in the fair value of the securities received does not affect the amount of revenue recognized over the term of the agreement. To the extent that equity securities received or modified after March 16, 2000 are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value of the securities and corresponding revenue is determined as of the date of the respective forfeiture or as vesting provisions lapse. The Company generally recognizes revenue from these services on a straight-line basis over the period during which the Company performs services under these agreements, commencing at the launch date of the service.

Outbound shipping charges to customers are included in net sales and amounted to $357 million, $339 million and $239 million in 2001, 2000 and 1999, respectively.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by the Company, inbound and outbound shipping charges, packaging supplies, and certain costs associated with service revenues. Costs associated with service revenues classified as cost of services generally include direct and allocated indirect fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs.

Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $376 million, $340 million, and $227 million in 2001, 2000 and 1999, respectively.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; variable costs from co-sourcing arrangements; and responding to inquiries from customers.

Marketing

Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. The Company expenses general media advertising costs as incurred. The Company enters into certain on-line promotional agreements with third parties to increase traffic to its Web sites. Costs associated with these promotional agreement consist of fixed payments, variable activity-based payments, or a combination of the two. Fixed payments are amortized ratably over the corresponding agreement term, and variable payments are expensed in the period incurred. The Company receives reimbursements from vendors for certain general media and other advertising costs. Such reimbursements are classified as a contra-marketing expense. Advertising expense and other promotional costs were $125 million, $172 million and $166 million in 2001, 2000 and 1999, respectively. Prepaid advertising costs were $2 million and $6 million at December 31, 2001 and 2000, respectively.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including those relating to operating the Company’s Web sites, that are capitalized and depreciated over two years. For the years ended December 31, 2001, 2000 and 1999, capitalized costs related to the development of internal-use software, including those relating to operating the Company’s Web sites, net of amortization, were $24 million, $21 million and $7 million, respectively.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain options, and option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States.

During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options that resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired.

For employee stock awards not subject to variable accounting, the Company recognizes expense based on the intrinsic value of the stock awards granted. Generally, expense is not recorded to the extent individual stock award exercise prices are set equal to or greater than the current market price of the Company’s stock on the date of grant.

Foreign Currency

The Company has the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the Web sites. Additionally, the functional currency of the Company’s subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de,  www.amazon.fr and www.amazon.co.jp is the same as the local currency of the United Kingdom, Germany,

France and Japan, respectively. Assets and liabilities of these subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in “Other income (expense), net” on the consolidated statements of operations.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations.

The Company is exposed to the risk of fluctuations in foreign exchange rates between the U.S. dollar and the Euro associated with its 6.875% PEACS (Note 7). To minimize a portion of the risk from this exposure the Company has designated swap and forward agreements as cash flow hedges of a portion of the 6.875% PEACS principal and interest based upon the criteria established by SFAS No. 133. The terms of the hedge instruments have been structured to match the related terms of the hedged portion of the 6.875% PEACS. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations during the year ended December 31, 2001.

The Company holds strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations, “Other gains (losses), net,” in the period of change. The Company determines the fair value of its warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants.

The adoption of SFAS No. 133 on January 1, 2001 resulted in cumulative transition losses of $11 million included in the results of operations and a stockholders’ deficit adjustment of $12 million. Transition losses included in “Cumulative effect of change in accounting principle” are attributable to approximately $3 million in losses reclassified from “Accumulated other comprehensive loss” on warrants previously reported at fair value and classified as available-for-sale, and approximately $8 million in losses on warrants previously reported at cost. No warrant investments are designated as hedging instruments. Transition losses in “Accumulated other comprehensive loss” are attributable to approximately $15 million in losses on the swap agreement designated as a cash flow hedge of a portion of the 6.875% PEACS offset by the approximately $3 million in losses reclassified to results of operations on derivative instruments not designated as hedging instruments.

Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to

January 1, 2001, 6.875% PEACS’ principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS No. 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded to “Other gains (losses), net” on the consolidated statements of operations.

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase, and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of evaluating the financial statement effect of the adoption of these standards and expects it will result in approximately $25 million of other intangibles being subsumed into goodwill and will have the effect of substantially reducing its amortization of goodwill and intangibles commencing January 1, 2002. Transitional impairments, if any, are not expected to be material, however, impairment reviews may result in future periodic write-downs.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—CASH AND MARKETABLE SECURITIES

The following tables summarize, by major security type, the Company’s cash and marketable securities:

Cash and Cash Equivalents

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$149,968	$—	$—	$149,968
Commercial paper and short-term obligations	394,613	—	(4,299)	390,314

	$544,581	$—	$(4,299)	$540,282

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$141,922	$—	$—	$141,922
Commercial paper and short-term obligations	696,545	87	(18,737)	677,895
Asset-backed and agency securities	2,618	—	—	2,618

	$841,085	$87	$(18,737)	$822,435

Marketable Securities

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$18,692	$—	$(533)	$18,159
Commercial paper and short-term obligations	28,614	8	—	28,622
Corporate notes and bonds	37,370	240	(8)	37,602
Asset-backed and agency securities	231,912	909	—	232,821
Treasury notes and bonds	125,687	260	—	125,947
Equity securities	12,395	832	(75)	13,152

	$454,670	$2,249	$(616)	$456,303

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate notes and bonds	$16,063	$1,384	$—	$17,447
Asset-backed and agency securities	80,748	1,982	(159)	82,571
Treasury notes and bonds	134,646	7,647	(208)	142,085
Equity securities	37,434	—	(1,450)	35,984

	$268,891	$11,013	$(1,817)	$278,087

The following table summarizes contractual maturities of the Company’s cash equivalent and marketable fixed-income securities as of December 31, 2001:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$454,190	$449,391
Due after one year through three years	150,786	151,253
Asset-backed and agency securities with various maturities	231,912	232,821

	$836,888	$833,465

Gross gains of $9 million, $7 million, and $7 million and gross losses of $32 million, $11 million and $15 million were realized on sales of available-for-sale marketable securities for the years ended December 31, 2001, 2000, and 1999 respectively.

The Company has pledged a portion of its marketable securities as collateral for stand-by letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases; the swap agreement that hedges foreign-exchange rate risk on a portion of its 6.875% PEACS; and some of its real estate lease agreements. See Note 7 and Note 8 of these “Notes to Consolidated Financial Statements.”

Note 3—FIXED ASSETS

Fixed assets, at cost, consist of the following:

	December 31,
	2001	2000
	(in thousands)
Computers, equipment and software	$205,687	$262,103
Internal software, website and content development	62,754	34,358
Leasehold improvements	102,412	107,367
Leased assets	42,444	51,969
Construction in progress	24,846	25,467

	438,143	481,264
Less accumulated depreciation	(152,443)	(99,244)
Less accumulated amortization on leased assets	(13,949)	(15,604)

Fixed assets, net	$271,751	$366,416

Fixed assets purchased under capital leases consist of computers, equipment and software.

Depreciation expense on fixed assets was $83 million, $83 million and $35 million, which includes amortization of fixed assets acquired under capital lease obligations of $9 million, $11 million and $6 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 4—GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles were as follows:

	December 31,
	2001	2000
	(in thousands)
Goodwill, net of adjustments	$617,827	$776,208
Accumulated amortization	(572,460)	(454,433)
Impairment adjustments	—	(162,785)

Goodwill, net	$45,367	$158,990

Other intangibles, net of adjustments	$221,879	$241,357
Accumulated amortization	(187,497)	(123,848)
Impairment adjustments	—	(21,174)

Other intangibles, net	$34,382	$96,335

During the fourth quarter of 2000, the Company identified indicators of possible impairment of its recorded goodwill and other intangibles. Such indicators included the general slowdown in the retail economy evidenced by general declines in consumer spending, the Company’s decline in market capitalization as determined by the quoted market price for its common stock, the pervasive and significant declines in e-commerce valuations in comparison with the market valuations at the time the Company invested in its acquisitions, and changes in the Company’s strategic plans for certain of the acquired businesses. Based on the results of its discounted cash flow analyses, the Company identified certain levels of impairment corresponding with the business-unit goodwill and other intangibles initially recorded in connection with the following acquisitions: Alexa Internet, Back to Basics Toys, Inc., Livebid, Inc., and the catalog and internet assets of Acme Electric Motor Co. (“Tool Crib”). Accordingly, the Company recorded an impairment loss of $184 million during the fourth quarter of 2000 included in “Restructuring-related and other” on the consolidated statements of operations.

Note 5—INVESTMENTS

At December 31, 2001, the Company’s equity-method investees and the Company’s approximate ownership interest in each investee, based on outstanding shares, were as follows:

Company	Percentage Ownership
Altura International	20%
Basis Technology	9
Daksh.com	11
drugstore.com	20
Eziba.com	20

The Company’s voting interest in each investee, its representation on the investees’ Boards of Directors and the effect of commercial arrangements result in the Company having significant influence over the operations of each investee.

Summarized balance sheet information of the Company’s equity-method investees (generally one month in arrears for private companies and three months in arrears for public companies) is as follows:

	December 31,
	2001	2000
	(unaudited)
	(in thousands)
Current assets	$153,185	$279,487
Noncurrent assets	242,728	511,671
Current liabilities	51,652	71,954
Noncurrent liabilities	2,074	113,258

Summarized statement of operations information of the Company’s equity-method investees (generally one month in arrears for private companies and three months in arrears for public companies), calculated for each investee for the period during which the Company had investments in such investee, is as follows:

	For the Years Ended December 31,
	2001	2000	1999
	(unaudited)
	(in thousands)
Net sales	$155,797	$133,821	$27,996
Gross profit (loss)	30,226	42,402	(3,072)
Net loss	(160,335)	(453,263)	(152,541)

Activity in the Company’s equity-method investments and other equity investments for the years ended December 31, 2000 and 2001, is as follows:

	Equity- Method Investments	Other Equity Investments	Total
	(in thousands)
Balance, December 31, 1999	$226,727	$144,735	$371,462
Investments — cash consideration	48,091	13,485	61,576
Fair value of equity securities received in services-related transactions	80,190	26,658	106,848
Equity-method losses, net	(304,596)	—	(304,596)
Sales of investments	(41)	(9,163)	(9,204)
Realized gains (losses) on sales of investments	(2,763)	8,156	5,393
Basis adjustments for public offerings of investees	76,898	—	76,898
Non-cash gain, acquisition of Homegrocer.com, Inc. by Webvan Group, Inc.	40,160	—	40,160
Loss resulting from Living.com bankruptcy	(14,092)	—	(14,092)
Losses resulting from other-than-temporary declines in fair value	—	(100,726)	(100,726)
Unrealized gains on available-for-sale investments, net	—	693	693
Investment reclassifications, net, at fair value	(98,501)	(43,661)	(142,162)

Balance, December 31, 2000	52,073	40,177	92,250
Investments — common stock consideration	5,000	—	5,000
Fair value of equity securities received in services-related transactions	331	—	331
Equity-method losses, net	(30,327)	—	(30,327)
Sales of investments	(800)	(28)	(828)
Realized gains (losses) on sales of investments	800	—	800
Non-cash gains (losses) for acquisitions of investees by a third party	1,242	(458)	784
Losses resulting from other-than-temporary declines in fair value	(16,696)	(10,189)	(26,885)
Unrealized gains on available-for-sale investments, net	—	227	227
Losses for change in fair value of warrant investments, net	—	(5,293)	(5,293)
Loss from change in accounting principle	—	(7,700)	(7,700)
Investment reclassifications, net, at fair value	(1,236)	1,236	—

Balance, December 31, 2001	$10,387	$17,972	$28,359

Effective January 1, 2001 the Company’s adoption of SFAS No. 133 resulted in the recording of a loss totaling $8 million to report certain net share warrant investments at fair value. Prior to adoption such warrants were carried at cost.

During 2000, the Company recorded unrealized gains, net of unrealized losses, as additional paid-in capital totaling $77 million as a result of public offerings of common stock by three of the Company’s equity method investees at the time, Homegrocer.com, Inc., Pets.com, Inc., and drugstore.com, inc. The unrealized gains, net represent the difference between the Company’s carrying basis and the fair value of the portion of each investment deemed to have been sold by the investee.

During 2001 and 2000, reclassifications from “Investments in equity method investees” resulted from acquisitions of investees by unrelated third parties and the corresponding loss of significant influence over the investees. Such reclassifications are either to “Other equity investments” or “Marketable securities” depending on the marketability of the investments and whether the Company had the intent to hold such investments for over one year from the date of reclassification. During 2000, net reclassifications in “Other equity investments” are a combination of reclassifications in from “Investments in equity method investees” and reclassifications out to “Marketable securities” as the Company no longer had the intent to hold certain investments for over one year from the date of reclassification.

At December 31, 2001 and 2000, “Other equity investments” included $3 million and $7 million of equity securities and warrant investments recorded at fair value and $15 million and $33 million of equity securities accounted for under the cost-method, respectively. Gross unrealized gains and losses were not significant at December 31, 2001. At December 31, 2000 gross unrealized gains were zero and gross unrealized losses were $3 million.

At December 31, 2001 and 2000, the Company’s investments in the common stock of publicly held equity-method investees, at fair value, were $25 million and $12 million, respectively.

Note 6—UNEARNED REVENUE

Activity in unearned revenue was as follows (in thousands):

Balance, December 31, 1999	$54,790
Cash received or cash receivable	97,818
Fair value of equity securities received	106,848
Amortization to revenue	(108,211)
Contract termination	(20,128)

Balance, December 31, 2000	131,117
Cash received or cash receivable	114,738
Fair value of equity securities received	331
Amortization to revenue	(135,808)
Contract termination	(22,400)

Balance, December 31, 2001	$87,978

During 2001, the Company recognized previously unearned revenue associated with the termination of its commercial agreement with Kozmo.com, which was included in “Other gains (losses), net” on the accompanying consolidated statements of operations. Since services had not yet been performed under the contract, no amounts associated with the Kozmo.com commercial agreement were previously recognized in “Net sales” on the accompanying consolidated statements of operations during any period.

During 2000, living.com, Inc. declared bankruptcy and terminated its commercial agreement with the Company. As a result, the Company recorded a net gain of $6 million, comprised of a $14 million loss representing the Company’s remaining investment balance in living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the living.com commercial agreement. The gain and the loss are recorded net and included in “Other gains (losses), net” on the accompanying consolidated statements of operations.

Note 7—LONG-TERM DEBT AND OTHER

The Company’s long-term debt and other long-term liabilities are summarized as follows:

	December 31,
	2001	2000
	(in thousands)
6.875% PEACS	$608,787	$650,463
Euro Currency Swap	33,265	—
4.75% Convertible Subordinated Notes	1,249,807	1,249,807
Senior Discount Notes	231,830	210,278
Capital Lease Obligations	16,415	24,837
Long-term Restructuring	20,640	—
Other Long-term Debt	10,381	8,656

	2,171,125	2,144,041
Less current portion of long-term debt	(5,070)	(4,831)
Less current portion of capital lease obligations	(9,922)	(11,746)

	$2,156,133	$2,127,464

6.875% PEACS

On February 16, 2000, the Company completed an offering of 690 million Euros of 6.875% PEACS due 2010. The 6.875% PEACS are convertible into the Company’s common stock at a conversion price of 84.883 Euros per share. The initial conversion price of the 6.875% PEACS was 104.947 Euros per share, which was adjusted down to the current price on February 16, 2001 due to a reset provision in the note. The conversion price can be reset a final time on February 16, 2002, but in no event will the price be reset lower than the current 84.883 Euros per share. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to all of the Company’s existing and future senior indebtedness. The 6.875% PEACS rank equally with the Company’s outstanding 4.75% Convertible Subordinated Notes. Subject to certain conditions, the 6.875% PEACS may be redeemed at the Company’s option on or after February 20, 2003, in whole or in part, at the redemption price of 1,000 Euros per note, plus accrued and unpaid interest.

In order to hedge a portion of the risk of exchange rate fluctuations between the U.S. dollar and the Euro, the Company entered into a cross-currency swap agreement and into a series of foreign currency forward purchase agreements in 2000. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. The agreement expires February 16, 2010 and is cancelable, in whole or in part, at the Company’s option at no cost on or after February 20, 2003 if the Company’s underlying stock price (converted into Euros) is greater than or equal to the minimum conversion price of the 6.875% PEACS. The Company has designated the swap agreement as a cash flow hedge of the foreign exchange rate risk on a portion of the 6.875% PEACS principal and interest in accordance with the guidelines of SFAS No. 133 adopted January 1, 2001. Each period, gains or losses resulting from changes in the fair value of the swap contract are recorded to “Accumulated other comprehensive loss” and a portion of such gain or loss is immediately reclassified to the statement of operations, “Other gains (losses), net,” to offset the foreign currency loss or gain attributable to remeasurement of the hedged portion of the 6.875% PEACS. For the year ended December 31, 2001, a currency swap loss of $5 million was reclassified to offset a $5 million currency gain on the 6.875% PEACS. The terms of the swap contract have been structured to match the terms of the hedged portion of the 6.875% PEACS. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations during the year ended December 31, 2001. At December 31, 2001, under the terms of the swap agreement the Company had $48 million of its marketable securities pledged as collateral. Under the forward purchase agreements, the Company agreed to pay $18 million and receive 21 million Euros in February 2001. The Company designated these agreements as cash flow hedges of the foreign exchange rate risk on a portion of the 6.875% PEACS’ interest payment paid on February 16, 2001. The effect on results of operations, relating to forward purchase agreements for the year ended December 31, 2001, was not significant.

Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, 6.875% PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS No. 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded to “Other gains (losses), net” on the consolidated statements of operations. The change resulted in a gain of $47 million for the year ended December 31, 2001, consisting of a $10 million gain reclassified from “Accumulated other comprehensive loss” and a $37 million gain attributable to remeasurement of the 6.875% PEACS during the period.

The fair value of the swap is determined as the present value of net future cash payments and receipts, adjusted for the Company’s ability to cancel the agreement and the likelihood of such cancellation. The fair value takes into consideration current foreign currency exchange rates, market interest rates and the current market price of the Company’s common stock. The fair value of the swap obligation was $33 million and $11 million at December 31, 2001 and December 31, 2000, respectively. No forward purchase agreements were outstanding at December 31, 2001. The fair value of the forward purchase agreements, as of December 31, 2000, was $1 million. Based upon quoted market prices, the fair value of the 6.875% PEACS, as of December 31, 2001 and December 31, 2000 was $310 million and $248 million, respectively.

4.75% Convertible Subordinated Notes

On February 3, 1999, the Company completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009. The 4.75% Convertible Subordinated Notes are convertible into the Company’s common stock at the holders’ option at a conversion price of $78.0275 per share, subject to adjustment in certain events. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. At any time on or after February 6, 2002 on at least 30 days’ notice the Company may redeem the notes, in whole or in part, at a premium of 3.325% over its principal balance, together with accrued interest. The redemption premium is thereafter reduced by 0.475% on each February 1 between 2003 and 2009.

Upon the occurrence of a “fundamental change” (as defined in the indenture governing the 4.75% Convertible Subordinated Notes) prior to the maturity of the 4.75% Convertible Subordinated Notes, each holder thereof has the right to require the Company to redeem all or any part of such holder’s 4.75% Convertible Subordinated Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest.

Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes as of December 31, 2001 and December 31, 2000 was $625 million and $471 million, respectively.

Senior Discount Notes

In 1998, the Company completed the offering of approximately $326 million of 10% Senior Discount Notes due May 1, 2008 ( “Original Senior Discount Notes”). Pursuant to a registration statement on Form S-4 in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (“Exchange Notes” or “Senior Discount Notes”), which are registered under the Securities Act of 1933, as amended, for all outstanding Original Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the Original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to consolidated financial statements interchangeably with the Original Senior Discount Notes). The Exchange Notes were issued under the indenture governing the Original Senior Discount Notes (“Indenture”). The Original Senior Discount Notes were sold at a substantial discount from their principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption.

During 1999, the Company repurchased $266 million (principal amount) of the Senior Discount Notes, representing accreted value of $178 million. The Company recorded an immaterial loss on extinguishment of this debt. No repurchases of Senior Discount Notes occurred in 2001 or 2000.

The Senior Discount Notes are senior unsecured indebtedness of the Company ranking equally with the Company’s existing and future unsubordinated, unsecured indebtedness and senior in right of payment to all subordinated indebtedness of the Company. The Senior Discount Notes are effectively subordinated to all secured indebtedness and to all existing and future liabilities of the Company’s subsidiaries.

The Indenture contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all financial covenants at December 31, 2001 and 2000.

Based upon quoted market prices, the fair value of the outstanding Senior Discount Notes as of December 31, 2001 and December 31, 2000 was $194 million and $134 million, respectively.

Note 8—COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently leases office and fulfillment center facilities and fixed assets under noncancelable operating and capital leases. Rental expense under operating lease agreements for 2001, 2000 and 1999 was $81 million, $98 million and $43 million, respectively.

Future minimum commitments are as follows:

	Restructuring-Related Commitments				Other Commitments			Total
	Leases	Termination Benefits	Other	Sub-Total	Capital Leases	Operating Leases	Marketing Agreements
	(in thousands)
Year Ending December 31,
2002	$35,578	$61	$5,159	$40,798	$11,339	$60,837	$16,411	$129,385
2003	5,476	—	3,031	8,507	6,573	57,501	217	72,798
2004	2,016	—	—	2,016	41	48,729	—	50,786
2005	1,983	—	—	1,983	—	41,953	—	43,936
2006	2,068	—	—	2,068	—	42,400	—	44,468
Thereafter	6,066	—	—	6,066	—	206,373	—	212,439

Total estimated cash outflows	$53,187	$61	$8,190	$61,438	$17,953	$457,793	$16,628	$553,812

Less imputed interest					(1,538)

Present value of net minimum lease payments					16,415
Less current portion					(9,922)

Long-term capital lease obligation					$6,493

At December 31, 2001, the Company remains obligated under gross lease obligations of $121 million associated with its operational restructuring and anticipates receiving sub-lease income of $68 million to offset these obligations, of which $17 million are to be received under non-cancelable subleases.

Stand-by Letters of Credit

At December 31, 2001, the Company pledged marketable securities of $78 million as collateral for stand-by letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases. In addition, under the terms of certain real estate lease agreements, the Company has pledged $41 million of its marketable securities.

Legal Proceedings

As previously disclosed in our Quarterly Report on Form 10-Q for the third quarter of 2000, we have received informal inquiries from the staff of the Securities and Exchange Commission Staff (the “SEC”) with respect to the accounting treatment and disclosures for some of our initial strategic alliances and have been cooperating with the SEC staff in responding to those inquiries. We reviewed our accounting treatment for the transactions with our independent auditors and the SEC staff, and we believe our accounting treatment and disclosures were appropriate. The SEC staff recently notified us that it believes the other party to one such transaction, Ashford.com, improperly reported the resolution of a business dispute with us, and that it is considering whether the Company, or any of its officers or employees may have facilitated Ashford.com’s conduct. While there can be no assurance that the SEC will not pursue an enforcement action, we believe our actions at all times were proper and that this matter will not materially affect our results of operations or financial condition.

On April 12, 2001, the Company received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by Jeffrey Bezos on February 2 and 5, 2001. The Company is cooperating with the SEC staff’s continuing inquiry.

A number of purported class action complaints were filed by holders of Amazon.com equity and debt securities against the Company, its directors and certain of its senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that the Company, together with certain of its officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning the Company’s business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with the Company’s February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

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

Inventory Suppliers

During 2001, approximately 21% of all inventory purchases were made from three major vendors, of which Ingram Book Group accounts for over 10%. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

Note 9—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 500,000,000 shares of $0.01 par value Preferred Stock. No preferred stock shares were outstanding during 2001, 2000 or 1999.

Common Stock

On January 4, 1999, the Company effected a 3-for-1 stock split in the form of a stock dividend to the stockholders of record on December 18, 1998. On September 1, 1999, the Company effected a 2-for-1 stock split in the form of a stock dividend to stockholders of record on August 12, 1999. The accompanying consolidated financial statements reflect these stock splits.

Stock Option Plans

The Company’s stock option plans consist of the 1999 Nonofficer Employee Stock Option Plan, the 1997 Stock Incentive Plan and the Amended and Restated 1994 Stock Option Plan. Shares reserved under these Plans at December 31, 2001 consist of 40 million shares in the 1999 Nonofficer Employee Stock Option Plan, 94 million shares in the 1997 Stock Incentive Plan and 58 million shares in the 1994 Stock Option Plan, of which up to a maximum of 21,025,075 shares that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Incentive Plan. In connection with certain acquisitions in 1999, the Company assumed outstanding options to purchase common stock originally issued under the acquired companies’ stock option plans. The Company’s stock option plans as well as the assumed stock option plans are hereby collectively referred to as the “Plans.”

Generally, the Company’s Board of Directors grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Generally, outstanding options granted on or subsequent to December 20, 1996 have a term of 10 years from the date of grant. Subject to Internal Revenue Service limitations, options granted under the Company’s plans prior to April 1999 and granted under certain assumed plans generally became exercisable immediately but are subject to a restriction on transfer that vests over a period of time. Options granted under the Plans since April 1999 generally vest and become exercisable in accordance with the following vesting schedule: 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Certain outstanding options that were granted during 2000 and 2001 vest and become exercisable at the rate of 50% after year one and 50% after year two. During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options to employees meeting certain eligibility criteria. Options granted pursuant to this stock option exchange vest and become exercisable at the rate of 25% after 6 months from the date of grant and 4.166% per month for the succeeding 18 months. Certain options granted in the third quarter of 2001 generally vest and become exercisable as follows: (i) the option vests quarterly in equal installments over a 36, 48 or 60 month period commencing on dates ranging from grant date to October 1, 2003, (ii) the option vests 5% to 12.5% on a date approximately 12 to 16 months from date of grant with the balance vesting quarterly in equal installments over a 48 to 60 month period or (iii) the option vests 4% to 12.5% on dates approximately 6 months and 18 months from the date of grant with the balance vesting quarterly in equal installments over a 24 or 60 month period. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company at the exercise price upon termination of employment or services and such restrictions lapse over the original vesting schedule. At December 31, 2001, approximately 1.1 million shares of restricted common stock, which includes restricted shares issued in connection with acquisitions, as well as shares issued to certain key employees in 2001, were subject to repurchase or forfeiture.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Balance January 1, 1999	76,009	$6.69
Options granted and assumed	31,379	63.60
Options canceled	(11,281)	19.70
Options exercised	(16,125)	4.00

Balance December 31, 1999	80,342	27.76
Options granted and assumed	20,717	38.13
Options canceled	(19,502)	37.19
Options exercised	(11,119)	4.02

Balance December 31, 2000	70,438	32.17
Net effect of option exchange:
Options granted	12,503	13.38
Options exchanged and canceled	(31,170)	51.94

Net effect of option exchange	(18,667)

Options granted	33,706	8.10
Options canceled	(13,438)	25.29
Options exercised	(6,089)	2.73

Balance December 31, 2001	65,950	10.65

At December 31, 2001, 63 million shares of common stock were available for future grant under the Plans.

The following table summarizes information about options outstanding and exercisable at December 31, 2001:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Remaining Life (yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.03 – $ 1.00	5,000	5.0	$0.42	4,222	$0.39
1.17 – 5.37	5,095	5.9	4.01	1,943	3.85
5.81 – 7.86	4,838	6.8	7.13	2,360	7.11
7.93 – 7.93	26,071	9.7	7.93	—	7.93
7.95 – 8.55	3,660	8.5	8.51	263	8.23
8.72 – 13.24	1,872	8.2	11.40	471	11.86
13.38 – 13.38	10,712	1.8	13.38	4,227	13.38
13.57 – 19.89	3,602	7.3	16.76	1,575	17.04
20.06 – 104.97	5,100	7.7	35.77	1,903	30.53

0.03 – 104.97	65,950	7.1	10.65	16,964	10.32

Deferred Stock-Based Compensation

The Company recorded aggregate deferred stock-based compensation of $9 million, zero and $72.1 million in 2001, 2000 and 1999, respectively. In 2001, deferred stock-based compensation was recorded in connection with restricted Company stock issued to key employees. The amount recorded represents the fair value of the Company’s common stock issued on the date of grant. In 1999, deferred compensation was recorded in connection with acquisitions made by the Company in which restricted Company common stock was issued to employees of acquired companies. The Company’s common stock issued in 2001 and 1999 is considered compensation for services to be provided by employees, and the related expense will be recognized over the term of the services provided, which is generally five years. In 2001 and 2000, the company recorded an adjustment to reduce previously recorded deferred stock-based compensation of $4 million and $3 million, respectively. The adjustments related to the termination of employment prior to vesting of certain employees acquired from business combinations. Total amortization expense recognized in 2001, 2000 and 1999 related to deferred stock-based compensation was $8 million, $32 million and $26 million, respectively.

Comprehensive Loss

The changes in the components of comprehensive loss were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Net loss	$(567,277)	$(1,411,273)	$(719,968)
Other comprehensive loss:
Foreign-currency translations gains (losses), net	(1,257)	(364)	490
Net unrealized gains (losses) on available-for-sale securities:
Unrealized losses arising during year	(33,479)	(178,815)	(12,698)
Less reclassification of net realized losses included in net loss	40,484	178,512	8,693

Net unrealized gains (losses) on available-for-sale securities	7,005	(303)	(4,005)
Net unrealized losses on Euro-based currency swap:
Unrealized losses on remeasurement to fair value	(21,867)	—	—
Reclassification of losses to offset currency gains on hedged portion of 6.875% PEACS included in net loss	4,530	—	—

Net unrealized losses on Euro-based currency swap	(17,337)	—	—
Reclassification of currency gains on 6.875% PEACS	(9,811)	—	—
Cumulative effect of accounting change to adopt SFAS No. 133	(12,294)	—	—

Other comprehensive loss	$(33,694)	(667)	(3,515)

Comprehensive loss	$(600,971)	$(1,411,940)	$(723,483)

SFAS No. 123 Pro Forma Disclosure

The Company uses the intrinsic value method in accounting for its stock options. If compensation cost had been recognized based on the fair value at the date of grant for options granted in 2001, 2000 and 1999, under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma amounts of the Company’s net loss and net loss per share, which may not necessarily be indicative of effects on reported results for future years, for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss — as reported	$(567,277)	$(1,411,273)	$(719,968)
Net loss — SFAS No. 123 pro forma	(963,085)	(1,720,312)	(1,031,925)

Basic and diluted loss per share — as reported	$(1.56)	$(4.02)	$(2.20)
Basic and diluted loss per share — SFAS No. 123 pro forma	(2.64)	(4.90)	(3.16)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Years Ended December 31,
	2001	2000	1999
Average risk-free interest rates	4.1%	6.2%	5.5%
Average expected life (in years)	3.3	3.0	3.5
Volatility	98.0%	89.6%	84.9%

The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.98, $22.12 and $43.36, respectively, for options granted with exercise prices at the current fair value of the underlying stock. Compensation expense that is recognized in providing pro forma disclosures might not be representative of the effects on pro forma earnings for future years because SFAS No. 123 does not apply to stock option grants made prior to 1995.

Common Stock Reserved for Future Issuance

At December 31, 2001, common stock reserved for future issuance is as follows (in thousands):

Stock options	129,324
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	16,017
Shares issuable upon conversion of 6.875% PEACS	8,129

Total	153,470

Note 10—EARNINGS (LOSS) PER SHARE

The following represents the calculations for net loss per share:

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Loss before change in accounting principle	$(556,754)	$(1,411,273)	$(719,968)
Cumulative effect of change in accounting principle	(10,523)	—	—

Net loss	$(567,277)	$(1,411,273)	$(719,968)

Weighted average shares outstanding	365,180	353,394	332,409
Weighted average common shares issued subject to repurchase agreements	(969)	(2,521)	(5,656)

Shares used in computation of basic and diluted loss per share	364,211	350,873	326,753

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(1.53)	$(4.02)	$(2.20)
Cumulative effect of change in accounting principle	(0.03)	—	—

	$(1.56)	$(4.02)	$(2.20)

All of the Company’s stock options (see Note 9) are excluded from diluted loss per share since their effect is antidilutive.

Note 11—STOCK-BASED COMPENSATION

During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At December 31, 2001, approximately 12 million options remain under variable accounting treatment, which includes 11 million options granted under the exchange offer and 1 million options, with a weighted average exercise price of $39.61, that were subject to the exchange offer but were not exchanged.

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain options, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. The following table shows the amounts of stock-based compensation that would have been recorded under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations.

	For the Years Ended December 31,
	2001	2000	1999
	(in thousands)
Fulfillment	$481	$(1,606)	$188
Marketing	690	(858)	3,957
Technology and content	2,723	28,253	25,322
General and administrative	743	(992)	1,151

	$4,637	$24,797	$30,618

Note 12—RESTRUCTURING-RELATED AND OTHER

Restructuring-related and other expenses were $182 million, $200 million and $8 million for 2001, 2000 and 1999, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational structure, and consolidate certain of its fulfillment and customer service operations. This initiative involved the reduction of employee staff by approximately 1,300 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center (if necessary); closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of its technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. As of December 31, 2001, 1,327 employees had been terminated, and actual termination benefits paid were $12 million.

Costs that relate to ongoing operations are not part of restructuring charges and are not included in “Restructuring-related and other.” In accordance with EITF Issue No. 96-9, “Classification of Inventory

Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments that may result from the closure or seasonal operation of the Company’s fulfillment centers are classified in “Cost of goods sold” on the consolidated statements of operations. As of December 31, 2001, there have been no significant inventory write downs resulting from the restructuring, and none are anticipated.

For the year ended December 31, 2001, the charges associated with the restructuring were as follows (in thousands):

Asset impairments	$68,528
Continuing lease obligations	87,049
Termination benefits	14,970
Broker commissions, professional fees and other miscellaneous restructuring costs	11,038

$181,585

Asset impairments primarily relate to the closure of the McDonough, Georgia fulfillment center, the write-off of leasehold improvements in vacated corporate office space, and the other-than-temporary decline in the fair value of assets in the Seattle, Washington fulfillment center. For assets to be disposed of, the Company estimated the fair value based on expected salvage value less costs to sell. For assets held for continued use, the decline in fair value was measured using discounted estimates of future cash flows. The Company is actively seeking third-party buyers for the assets held for disposal. At December 31, 2001 the carrying amount of assets held for disposal was not significant.

Continuing lease obligations primarily relate to heavy equipment previously used in the McDonough, Georgia fulfillment center, vacated corporate office space, technology infrastructure no longer being utilized, and the unutilized portion of the Company’s back-up data center. Where possible, the Company is actively seeking third parties to sub-lease abandoned equipment and facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-leases. At December 31, 2001, the Company remains obligated under lease obligations of $121 million associated with its January 2001 operational restructuring, offset by estimates of future sub-lease income of $68 million, of which $17 million are to be received under non-cancelable subleases.

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

At December 31, 2001, the accrued liability associated with the restructuring-related and other charges was $61 million and consisted of the following (in thousands):

	Balance at March 31, 2001	Subsequent Accruals, net	Non-Cash Settlements and Other Adjustments	Payments	Balance at December 31, 2001	Due Within 12 Months	Due After 12 Months
Lease obligations	$34,667	$52,738	$(2,675)	$(31,543)	$53,187	$35,578	$17,609
Termination benefits	8,445	113	(2,354)	(6,143)	61	61	—
Broker commissions, professional fees and other miscellaneous restructuring costs	4,121	5,052	1,559	(2,542)	8,190	5,159	3,031

	$47,233	$57,903	$(3,470)	$(40,228)	$61,438	$40,798	$20,640

During 2000, the Company identified certain levels of impairment corresponding with the business-unit goodwill and other intangibles initially recorded in connection with the following acquisitions: Alexa Internet, Back to Basics Toys, Inc., Livebid, Inc. and the catalog and Internet assets of Acme Electric Motor Co. (Tool Crib). Accordingly, the Company recorded an impairment loss of $184 million. Also during 2000, the Company recorded an impairment loss of $11 million relating to the decline in fair value, measured using discounted estimates of future cash flows, of certain fixed assets. The fixed-asset impairment amount included $4 million, $3 million and $4 million of computers, equipment and software; leasehold improvements; and leased assets, respectively.

Other costs associated with the Company’s acquisition-related activities were $5 million and $8 million for 2000 and 1999, respectively. No such amounts were recorded during 2001.

Note 13—OTHER GAINS (LOSSES), NET

Other gains (losses), net were recorded during 2001 and 2000. No such amounts were recorded during 1999. Other gains (losses), net consisted of the following:

	Years Ended December 31,
	2001	2000
	(in thousands)
Foreign-currency gains on 6.875% PEACS	$46,613	$—
Losses on sales of Euro-denominated investments, net	(22,548)	—
Other-than-temporary impairment losses, equity investments	(43,588)	(188,832)
Contract termination by third parties	22,400	6,033
Net gains from acquisitions of investments by third parties	784	40,160
Warrant fair-value remeasurements and other	(5,802)	—

	$(2,141)	$(142,639)

Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’s principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, 6.875% PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded on the consolidated statements of operations. For 2001, the remeasurement of the 6.875% PEACS resulted in a gain of $47 million consisting of a $10 million gain reclassified from “Accumulated other comprehensive loss,” and a $37 million gain attributable to remeasurement of the 6.875% PEACS during the period.

During 2001 and 2000, the Company recorded impairment losses, which totaled $44 million and $189 million, respectively, relating to other-than-temporary declines in certain equity investments. These impairments were recorded to reflect the investments at fair value as of the date of impairment. During 2001, the other-than-temporary declines in fair value of investments were associated with investments in Webvan Group, Inc, Sotheby’s Holdings, Inc., WeddingChannel.com, Inc. Ashford.com, Inc., Audible, Inc., drugstore.com, inc., and Angel II Investors, L.P. During 2000, the other-than-temporary declines in fair value of investments were associated with Audible, NextCard, Inc., Webvan, Ashford.com, Greg Manning Auctions, Inc, and Sotheby’s.

On February 5, 2001, the Company terminated its commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period. Furthermore, during 1999, the Company made a cash investment of $60 million to acquire preferred stock of Kozmo.com and accounted for its investment under the equity method of accounting. Pursuant to the equity method of accounting, the Company recorded its share of Kozmo.com losses, which, during 2000, reduced the Company’s basis in its investment to zero. Accordingly, when Kozmo.com announced its intentions to cease operations on April 12, 2001, the Company did not have any further loss exposure relating to its investment. The Company will not recover any portion of its investment in Kozmo.com.

During 2000, the Company recorded a gain of $40 million relating to the acquisition of Homegrocer.com by Webvan and a $6 million net gain relating to the bankruptcy of Living.com that is comprised of a $14 million loss representing the Company’s remaining investment balance in Living.com and a $20 million gain relating to the unamortized portion of unearned revenue associated with the Living.com commercial agreement.

Note 14—INCOME TAXES

The Company has provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where subsidiaries of the Company produce taxable income. As of December 31, 2001, the Company has a net deferred tax asset of $2 million, which consists primarily of state net operating loss carryforwards. The Company has provided a valuation allowance for the remainder of its deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset was $492 million and $226 million for 2001 and 2000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2001	2000
	(in thousands)
Net operating loss carryforwards	$769,632	$576,024
Equity in losses of equity-method investees	152,502	—
Depreciation and amortization	148,450	9,777
Accrued expenses	53,186	32,050
Unearned revenue	37,834	39,916
Other	9,674	19,435

Total deferred tax assets	1,171,278	677,202
Valuation allowance for deferred tax assets	(1,169,130)	(677,202)

Net deferred tax assets	$2,148	$—

At December 31, 2001, the Company had net operating loss carryforwards of approximately $2.3 billion related to U.S. federal, state and foreign jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations. Approximately $1 billion of the Company’s net operating loss carryforwards relates to deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to stockholders’ equity, rather than results of operations.

Note 15—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees’ contributions at the discretion of the Company’s Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

Note 16—SEGMENT INFORMATION

In January 2001, the Company began presenting information to its chief operating decision maker in four segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services; and International. Accordingly, the Company is now disclosing its segment financial information along these lines. Allocation methodologies are consistent with past presentations, and prior period amounts have been reclassified to conform with the current period presentation.

U.S. Books, Music and DVD/Video Segment

The U.S. Books, Music and DVD/Video Segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com for books, music and DVDs/video products and for magazine subscriptions. This segment also includes product sales, commissions, direct costs and cost allocations from sales of these products, new or used, through Amazon Marketplace and from stores offering these products through the Company’s Syndicated Stores Program, such as www.borders.com.

U.S. Electronics, Tools and Kitchen Segment

The U.S. Electronics, Tools and Kitchen segment includes revenues, direct costs and cost allocations associated with www.amazon.com retail sales of electronics, computers, camera and photo items, software, computer and video games, cell phones and service, tools and hardware, outdoor living items, kitchen and houseware products, toys and video games sold other than through the Company’s strategic alliance with Toysrus.com, Inc., as well as catalog sales of toys, tools and hardware. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and commissions and other amounts earned from offerings of these products by third-party sellers through the Company’s Merchant@amazon.com Program, such as its strategic alliance with Circuit City.

Services Segment

The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business strategic alliances, including the Merchant Program and, to the extent product categories are not also offered by the Company through its online retail stores, the Merchant@amazon.com Program, as well as the strategic alliance with America Online, Inc. This segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements.

In 2001, the Company entered into numerous strategic alliances with such companies as America Online and Target Corporation in the U.S., and Virgin Wines in the U.K. The Company also expanded its strategic alliance with Toysrus.com to include Babiesrus.com and Imaginarium.com co-branded stores at www.amazon.com. In addition, the Company entered into strategic alliances with Expedia, Inc., Hotwire and National Leisure Group, Inc. to create a travel store. Amounts associated with each of these strategic alliances are included in the Services segment. In 2001, the strategic alliance with Toysrus.com contributed a significant amount of revenue to the Services segment.

Included in service revenues are equity-based revenues of $27 million, $79 million and $7 million for 2001, 2000 and 1999 respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations. Also included in services revenues are $2 million and $29 million for 2001 and 2000, respectively, representing amounts associated with sales of inventory, at cost, to Toysrus.com in connection with the transition of the toys and video games product categories to Toysrus.com. No such amounts were recorded during 1999.

International Segment

The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the Company’s four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon.com experience, but are localized in terms of language, products, customer service and fulfillment. This segment includes commissions and other amounts earned from offerings of products by third-party sellers through the Company’s Merchant@amazon.com Program, and product revenues from stores offering these products through the Company’s internationally-focused Syndicated Stores program, such as our Syndicated Store at www.waterstones.co.uk.

The Company measures the results of operations of its reportable segments using a pro forma measure. Pro forma results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges are not in conformity with accounting principles generally accepted in the United States.

Information on reportable segments and reconciliation to consolidated net loss is as follows:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
	(in thousands)
2001:
Net sales	$1,688,752	$547,190	$2,235,942	$225,117	$661,374	$3,122,433
Gross profit	453,129	78,384	531,513	126,439	140,606	798,558
Pro forma income (loss) from operations	156,753	(140,685)	16,068	42,042	(103,112)	(45,002)
Stock-based compensation						(4,637)
Amortization of goodwill and other intangibles						(181,033)
Restructuring-related and other						(181,585)
Net interest expense and other						(114,170)
Equity in losses of equity-method investees, net						(30,327)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$(567,277)

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
	(in thousands)
2000:
Net sales	$1,698,266	$484,151	$2,182,417	$198,491	$381,075	$2,761,983
Gross profit	417,452	44,655	462,107	116,234	77,436	655,777
Pro forma income (loss) from operations	71,441	(269,890)	(198,449)	26,519	(145,070)	(317,000)
Stock-based compensation						(24,797)
Amortization of goodwill and other intangibles						(321,772)
Restructuring-related and other						(200,311)
Net interest expense and other						(242,797)
Equity in losses of equity-method investees, net						(304,596)

Net loss						$(1,411,273)

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
	(in thousands)
1999:
Net sales	$1,308,292	$150,654	$1,458,946	$13,150	$167,743	$1,639,839
Gross profit	262,871	(20,086)	242,785	12,285	35,575	290,645
Pro forma income (loss) from operations	(31,000)	(163,827)	(194,827)	(78,321)	(79,223)	(352,371)
Stock-based compensation						(30,618)
Amortization of goodwill and other intangibles						(214,694)
Restructuring-related and other						(8,072)
Net interest expense and other						(37,444)
Equity in losses of equity-method investees, net						(76,769)

Net loss						$(719,968)

Net sales to customers outside of the U.S. represented approximately 29%, 22% and 22% of net sales for 2001, 2000 and 1999, respectively. No individual foreign country or geographical area or customer accounted for more than 10% of net sales in any of the periods presented. There were no transfers between geographic areas during 2001, 2000 or 1999.

Depreciation expense, by segment, was as follows (in thousands):

	U.S. Retail
Year Ended December 31,	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	Services	International	Consolidated
2001	$29,317	$21,670	$50,987	$8,349	$24,108	$83,444
2000	29,501	26,818	56,319	7,649	18,970	82,938
1999	15,304	7,730	23,034	4,873	6,674	34,581

At December 31, 2001 and 2000, fixed assets, net totaled $228 million and $315 million in the United States, respectively, and $44 million and $51 million in other countries, respectively.

Note 17—QUARTERLY RESULTS (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2001, 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$1,115,171	$639,281	$667,625	$700,356
Gross profit	274,049	162,192	179,720	182,597
Net income (loss)	5,087	(169,874)	(168,359)	(234,131)

Basic and diluted income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.01	$(0.46)	$(0.47)	$(0.63)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Basic and diluted income (loss) per share (1)	$0.01	$(0.46)	$(0.47)	$(0.66)

Shares used in computation of basic income (loss) per share	371,420	368,052	359,752	357,424
Shares used in computation of diluted income (loss) per share	384,045	368,052	359,752	357,424

	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$972,360	$637,858	$577,876	$573,889
Gross profit	224,300	167,279	136,064	128,134
Net loss	(545,140)	(240,524)	(317,184)	(308,425)
Basic and diluted loss per share (1)	$(1.53)	$(0.68)	$(0.91)	$(0.90)
Shares used in computation of basic and diluted loss per share	355,681	353,954	349,886	343,884

	Year Ended December 31, 1999
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$676,042	$355,777	$314,377	$293,643
Gross profit	87,846	70,477	67,531	64,791
Net loss	(323,213)	(197,080)	(138,008)	(61,667)
Basic and diluted loss per share (1)	$(0.96)	$(0.59)	$(0.43)	$(0.20)
Shares used in computation of basic and diluted loss per share	338,389	332,488	322,340	313,794

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

ITEM 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information regarding our executive officers required by Item 10, Part III, is set forth in Item 1 of Part I herein under the caption “Executive Officers and Directors.” Information required by Item 10, Part III, regarding our directors is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11.    Executive Compensation

Information required by Item 11, Part III, is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12, Part III, is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information regarding certain of our relationships and related transactions is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of Documents Filed as a Part of This Report:

(1)  Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for each of the three years ended December 31, 2001

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended December 31, 2001

Notes to Consolidated Financial Statements

(2)  Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

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

4.4	Registration Rights Agreement by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 1999).

4.5	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by Reference to the Company's Current Report on Form 8-K dated February 16, 2000).

4.6	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 2000).

10.1†
Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.4†	Accept.com Financial Services Corporation 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-80495) filed June 11, 1999).

10.5†
Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.6
Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII, KPCB Information Sciences Zaibatsu Fund II and Jeffrey P. Bezos (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.7†
Offer Letter of Employment to Warren C. Jenson dated September 4, 1999, as amended and restated September 30, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999).

Exhibit Number	Description

10.8†	Offer Letter of Employment to Jeff Wilke, dated September 2, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.9†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.10†	Executive Compensation Letter to Jeff Wilke, dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

10.11†	Executive Compensation Letter to Warren Jenson, dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

10.12†	Executive Compensation Letter to Mark Britto, dated January 3, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.13†	Executive Compensation Letter to Mark Britto, dated July 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.14†	Executive Compensation Letter to Diego Piacentini, dated May 16, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.15
Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

10.16†	Form of Restricted Stock Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1
Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Press Release dated January 22, 2002 Announcing the Company’s Fourth Quarter Financial Results.

†	Executive Compensation Plan or Agreement

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 24, 2002.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 24, 2002.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ WARREN C. JENSON Warren C. Jenson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ SCOTT D. COOK Scott D. Cook	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ MARK S. HANSEN Mark S. Hansen	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Inventory Valuation Allowance

Year Ended	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Inventory Disposed or Written Off	Balance at End of Period
	(in thousands)
December 31, 2001	$20,453	$17,160	$(17,805)	$19,808
December 31, 2000	$29,583	$31,095	$(40,225)	$20,453
December 31, 1999	$4,600	$38,152	$(13,169)	$29,583

Accounts Receivable Allowance—Customers

Year Ended	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Amounts Written Off	Balance at End of Period
	(in thousands)
December 31, 2001	$15,493	$4,477	$(8,305)	$11,665
December 31, 2000	$3,503	$14,585	$(2,595)	$15,493
December 31, 1999	$855	$3,579	$(931)	$3,503

Accounts Receivable Allowance—Vendors

Year Ended	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Amounts Written Off	Balance at End of Period
	(in thousands)
December 31, 2001	$14,133	$19,322	$(14,075)	$19,380
December 31, 2000	$10,337	$12,499	$(8,703)	$14,133
December 31, 1999	$—	$10,677	$(340)	$10,337

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

4.1
Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

4.2	Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56723) filed June 12, 1998).

4.3
Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Note Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.4	Registration Rights Agreement by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.5	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by Reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.6	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†
Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.4†	Accept.com Financial Services Corporation 1998 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-80495) filed June 11, 1999).

10.5†
Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.6
Investor Rights Agreement, dated as of June 21, 1996, by and among the Company, Kleiner Perkins Caufield & Byers VIII, KPCB Information Sciences Zaibatsu Fund II and Jeffrey P. Bezos (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.7†
Offer Letter of Employment to Warren C. Jenson dated September 4, 1999, as amended and restated September 30, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

Exhibit Number	Description

10.8†	Offer Letter of Employment to Jeff Wilke, dated September 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.9†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.10†	Executive Compensation Letter to Jeff Wilke, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

10.11†	Executive Compensation Letter to Warren Jenson, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

10.12†	Executive Compensation Letter to Mark Britto, dated January 3, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.13†	Executive Compensation Letter to Mark Britto, dated July 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.14†	Executive Compensation Letter to Diego Piacentini, dated May 16, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.15
Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

10.16†	Form of Restricted Stock Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1
Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Press Release dated January 22, 2002 Announcing the Company’s Fourth Quarter Financial Results.

†	Executive Compensation Plan or Agreement