Form 10-Q
period 2002-03-31
AMAZON COM INC
filed 2002-04-24
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                             .

Commission File No. 000-22513

AMAZON.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1646860
State or other jurisdiction of	(I.R.S. Employer
(incorporation or organization)	Identification No.)

1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734
(Address of principal executive offices, zip code)

(206) 266-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

375,075,385 shares of $0.01 par value common stock outstanding as of April 12, 2002

AMAZON.COM, INC.

FORM 10-Q
For the Three Months Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$296,689	$540,282
Marketable securities	448,569	456,303
Inventories	138,996	143,722
Prepaid expenses and other current assets	70,019	67,613

Total current assets	954,273	1,207,920
Fixed assets, net	256,403	271,751
Goodwill, net	70,811	45,367
Other intangibles, net	6,959	34,382
Investments in equity-method investees	8,643	10,387
Other equity investments	16,770	17,972
Other assets	48,069	49,768

Total assets	$1,361,928	$1,637,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$314,616	$444,748
Accrued expenses and other current liabilities	232,898	305,064
Unearned revenue	79,361	87,978
Interest payable	16,197	68,632
Current portion of long-term debt and other	13,958	14,992

Total current liabilities	657,030	921,414
Long-term debt and other	2,152,273	2,156,133

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—375,109 and 373,218 shares, respectively	3,751	3,732
Additional paid-in capital	1,480,935	1,462,769
Deferred stock-based compensation	(9,710)	(9,853)
Accumulated other comprehensive loss	(38,623)	(36,070)
Accumulated deficit	(2,883,728)	(2,860,578)

Total stockholders’ deficit	(1,447,375)	(1,440,000)

Total liabilities and stockholders’ deficit	$1,361,928	$1,637,547

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$847,422	$700,356
Cost of sales	624,297	517,759

Gross profit	223,125	182,597
Operating expenses:
Fulfillment	89,815	98,248
Marketing	32,244	36,638
Technology and content	55,497	70,284
General and administrative	20,911	26,028
Stock-based compensation	10,931	2,916
Amortization of goodwill and other intangibles	1,979	50,831
Restructuring-related and other	9,974	114,260

Total operating expenses	221,351	399,205

Income (loss) from operations	1,774	(216,608)
Interest income	5,652	9,950
Interest expense	(35,244)	(33,748)
Other income (expense), net	95	(3,884)
Other gains (losses), net	5,516	33,857

Net interest income (expense) and other	(23,981)	6,175

Loss before equity in losses of equity-method investees	(22,207)	(210,433)
Equity in losses of equity-method investees, net	(1,744)	(13,175)

Loss before change in accounting principle	(23,951)	(223,608)
Cumulative effect of change in accounting principle	801	(10,523)

Net loss	$(23,150)	$(234,131)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.06)	$(0.63)
Cumulative effect of change in accounting principle	—	(0.03)

	$(0.06)	$(0.66)

Shares used in computation of basic and diluted loss per share	373,031	357,424

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$540,282	$822,435
OPERATING ACTIVITIES:
Net loss	(23,150)	(234,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and other amortization	20,940	23,073
Stock-based compensation	10,931	2,916
Equity in losses of equity-method investees, net	1,744	13,175
Amortization of goodwill and other intangibles	1,979	50,831
Non-cash restructuring-related and other	—	62,004
Loss (gain) on sale of marketable securities, net	(376)	27
Other gains, net	(5,516)	(33,857)
Non-cash interest expense and other	7,061	6,572
Cumulative effect of change in accounting principle	(801)	10,523
Changes in operating assets and liabilities:
Inventories	4,674	19,823
Prepaid expenses and other current assets	(3,320)	27,334
Accounts payable	(128,286)	(229,758)
Accrued expenses and other current liabilities	(65,861)	(57,762)
Unearned revenue	28,716	18,005
Amortization of previously unearned revenue	(37,333)	(33,392)
Interest payable	(52,435)	(52,367)

Net cash used in operating activities	(241,033)	(406,984)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	136,575	94,366
Purchases of marketable securities	(134,227)	(30,378)
Purchases of fixed assets, including internal-use software and web-site development	(4,854)	(19,437)

Net cash provided by (used in) investing activities	(2,506)	44,551

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	7,409	5,833
Proceeds from long-term debt and other	—	10,000
Repayment of capital lease obligations and other	(4,563)	(4,575)

Net cash provided by financing activities	2,846	11,258
Effect of exchange-rate changes on cash and cash equivalents	(2,900)	(24,316)

Net decrease in cash and cash equivalents	(243,593)	(375,491)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,689	$446,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$924	$2,298
Equity securities received for commercial agreements	—	331
Cash paid for interest	80,483	79,517

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note 1.    ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Loss per Share

The number of shares used in calculating loss per share for the three months ended March 31, 2002 and 2001 was reduced by 1 million shares in each period. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effect of outstanding stock options is antidilutive and, accordingly, is excluded from diluted loss per share.

Revenues

Amounts billed to customers for outbound shipping charges are included in net sales and were $89 million and $82 million for the three months ended March 31, 2002 and 2001, respectively.

Accounting Changes

Change in Accounting for Inventory Costing

Effective January 1, 2002, the Company prospectively changed its inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. The Company has evaluated the effect of the change on each quarter during 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. The Company has determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates the Company’s record keeping process, significantly improves its ability to provide cost-efficient fulfillment services to third-party companies as part of its services offering, and results in increased consistency with others in the industry. The Company has received a letter of preferability for this change in inventory costing from its independent auditors.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net loss:
Reported net loss	$(23,150)	$(234,131)
Inventory costing change	(801)	838

Adjusted net loss	$(23,951)	$(233,293)

Basic and diluted loss per share:
Reported loss per share	$(0.06)	$(0.66)
Inventory costing change	—	0.01

Adjusted basic and diluted loss per share	$(0.06)	$(0.65)

Change in Accounting for Goodwill and Certain Other Intangibles

Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net loss:
Reported net loss	$(23,150)	$(234,131)
Goodwill amortization(1)	—	48,620

Adjusted net loss	$(23,150)	$(185,511)

Basic and diluted loss per share:
Reported loss per share	$(0.06)	$(0.66)
Goodwill amortization(1)	—	0.14

Adjusted basic and diluted loss per share	$(0.06)	$(0.52)

(1)	Includes $14 million, or $0.04 per share, related to amortization of other intangibles that are classified as goodwill effective January 1, 2002.

For the three months ended March 31, 2002 no goodwill or other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following (in thousands):

	March 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Contract-based	$16,584	$(12,306)	$4,278	$16,584	$(11,170)	$5,414
Marketing-related	5,617	(4,172)	1,445	5,617	(3,793)	1,824
Technology-based	4,386	(4,148)	238	4,386	(3,808)	578
Customer-related	2,021	(1,023)	998	2,021	(899)	1,122
Assembled workforce	—	—	—	193,271	(167,827)	25,444

Other intangibles	$28,608	$(21,649)	$6,959	$221,879	$(187,497)	$34,382

Other intangibles are scheduled to be fully amortized by 2004 with corresponding amortization estimated to be $3 million, $3 million and $1 million, for the remainder of 2002, fiscal 2003 and fiscal 2004, respectively.

Change in Accounting for Derivative Instruments

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

The adoption of SFAS No. 133 resulted in the reporting of cumulative transition losses of $11 million in the results of operations and $12 million as a stockholders’ deficit adjustment during the three months ended March 31, 2001.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

Note 2.    MARKETABLE SECURITIES

Marketable securities, at fair value, consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Certificates of deposit	$18,104	$18,159
Commercial paper and short-term obligations	38,719	28,622
Corporate notes and bonds	37,251	37,602
Asset-backed and agency securities	278,678	232,821
Treasury notes and bonds	63,032	125,947
Equity securities	12,785	13,152

	$448,569	$456,303

The Company has pledged a portion of its marketable securities as collateral for certain of its contractual obligations. See Note 7 of these “Notes to Consolidated Financial Statements.”

Note 3.    UNEARNED REVENUE

During the three months ended March 31, 2002, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2001	$87,978
Cash received or cash receivable	28,716
Amortization to revenue	(37,333)

Balance, March 31, 2002	$79,361

Note 4.    STOCK-BASED COMPENSATION

During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At March 31, 2002, approximately 11 million shares remain under variable accounting treatment, which includes 10 million options granted under the exchange offer and 1 million options, with a weighted average exercise price of $38.97, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock.

Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation expense was $11 million (of which $9 million was associated with variable accounting treatment) and $3 million for the three months ended March 31, 2002 and 2001, respectively. As the quoted price of the Company’s common stock at March 31, 2001 did not exceed the exercise price of any options subject to variable accounting treatment, no variable accounting related compensation expense was recorded for the three months ended March 31, 2001.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 62 million and 66 million, or 17% and 18% of the Company’s outstanding common stock, at March 31, 2002 and December 31, 2001, respectively.

The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Cost of sales	$109	$—
Fulfillment	1,662	2
Marketing	874	24
Technology and content	5,825	2,868
General and administrative	2,461	22

	$10,931	$2,916

Note 5.    RESTRUCTURING-RELATED AND OTHER

Restructuring-related and other expenses were $10 million and $114 million for the three months ended March 31, 2002 and 2001, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational structure, and consolidate certain of its fulfillment and customer service operations. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of its technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. Actual termination benefits paid were $12 million.

During the first quarter 2002 the Company permanently closed its fulfillment center in Seattle. Additionally, the Company revised its sublease income estimates for Seattle area restructured office space. These items resulted in additional restructuring-related expenses of $10 million primarily associated with ongoing lease obligations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

Restructuring-related charges were as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Asset impairments	$—	$58,748
Continuing lease obligations	9,078	34,292
Termination benefits	—	15,088
Broker commissions, professional fees and other miscellaneous restructuring costs	896	6,132

	$9,974	$114,260

At March 31, 2002, the accrued liability associated with restructuring-related and other charges was $58 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at March 31, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations	$53,187	$9,078	$(12,457)	$49,808	$26,683	$23,125
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees and other miscellaneous restructuring costs	8,190	896	(989)	8,097	7,240	857

	$61,438	$9,974	$(13,507)	$57,905	$33,923	$23,982

Note 6.    OTHER GAINS (LOSSES), NET

Other gains (losses), net resulted in gains of $6 million and $34 million for the three months ended March 31, 2002 and 2001, respectively. Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Foreign-currency gains on 6.875% PEACS	$6,027	$45,814
Losses on sales of Euro-denominated investments, net	(393)	—
Other-than-temporary impairment losses, equity investments	(89)	(36,168)
Contract termination, Kozmo.com	—	22,400
Warrant remeasurements and other	(29)	1,811

	$5,516	$33,857

Currency gains and losses arising from the remeasurement of the 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net,” which resulted in gains of $6 million and $46 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

During the three months ended March 31, 2001, the Company terminated its commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period.

The Company holds strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments under the provisions of SFAS No. 133. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations in the period of change.

Note 7.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently leases office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for the three months ended March 31, 2002 and 2001 was $15 million and $25 million, respectively.

Future minimum commitments are as follows (in thousands):

	Restructuring-Related Commitments				Other Commitments			Total
	Leases	Termination Benefits	Other	Sub-Total	Capital Leases	Operating Leases	Marketing Agreements
Nine Months Ending December 31, 2002	$23,922	$—	$5,060	$28,982	$7,641	$46,347	$9,657	$92,627
Years Ending December 31,
2003	6,410	—	3,037	9,447	6,799	57,559	1,342	75,147
2004	2,761	—	—	2,761	111	48,580	—	51,452
2005	2,770	—	—	2,770	—	41,227	—	43,997
2006	3,036	—	—	3,036	—	41,431	—	44,467
Thereafter	10,909	—	—	10,909	—	201,530	—	212,439

Total estimated cash outflows	$49,808	$—	$8,097	$57,905	14,551	$436,674	$10,999	520,129

Less imputed interest					(898)

Present value of net minimum lease payments					13,653
Less current portion					(8,879)

Long-term capital lease obligation					$4,774

At March 31, 2002, the Company remains obligated under gross lease obligations of $110 million associated with its operational restructuring and anticipates receiving sub-lease income of $60 million to offset these obligations.

Pledged Securities

The Company has pledged a portion of its marketable securities as collateral for standby letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign-exchange rate risk on a portion of its 6.875% PEACS; and some of its real estate lease agreements. The amount of marketable securities the Company is required to pledge pursuant to the

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

swap agreement fluctuates with the fair market value of the swap obligation. The total amount of collateral pledged under these agreements was as follows (in thousands):

March 31, 2002
Standby letters of credit	$71,997
Swap agreement	45,647
Real estate leases	40,614

$158,258

Legal Proceedings

As previously disclosed, the Company has received informal inquiries from the staff of the SEC with respect to the accounting treatment and disclosures for some of its initial strategic alliances and has been cooperating with the SEC staff in responding to those inquiries. The Company reviewed its accounting treatment for the transactions with its independent auditors and the SEC staff, and believes its accounting treatment and disclosures were appropriate. The SEC has notified the Company that it believes that the other party to one such transaction, Ashford.com, improperly reported the resolution of a business dispute with the Company and that the Company may have allowed such conduct. The SEC has not made a final determination whether an administrative cease-and-desist proceeding should be initiated. The Company believes its actions at all times were proper and that this matter will not affect its results of operations or financial condition.

On April 12, 2001, the Company received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by its Chairman and Chief Executive Officer, Jeffrey Bezos, on February 2 and 5, 2001. The Company is cooperating with the SEC staff’s continuing inquiry.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

property rights. The Company currently is not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Inventory Suppliers

During the three months ended March 31, 2002, approximately 22% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounts for over 10%. No other vendors exceeded 10% of purchases during this period. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

Note 8.    COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net loss	$(23,150)	$(234,131)
Other comprehensive loss:
Foreign currency translation losses, net	(1,201)	(654)
Net unrealized losses on available-for-sale securities	(5,372)	(31,683)
Net unrealized gains (losses) on Euro-based currency swap	4,020	(6,300)
Reclassification of currency gains on 6.875% PEACS	—	(9,811)
Cumulative effect of accounting change to adopt SFAS No. 133	—	(12,294)

Other comprehensive loss	(2,553)	(60,742)

Comprehensive loss	$(25,703)	$(294,873)

Activity in other comprehensive loss relating to the Euro-based currency swap was as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Remeasurement of swap to fair value	$3,285	$(10,732)
Reclassification of losses to offset currency gains on hedged portion of 6.875% PEACS included in net loss	735	4,432

	$4,020	$(6,300)

Note 9.    SEGMENT INFORMATION

The Company presents information to its chief operating decision maker in four segments: U.S. Books, Music and DVD/Video; U.S. Electronics, Tools and Kitchen; Services; and International. Accordingly, the Company discloses its segment financial information along these lines.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

U.S. Books, Music and DVD/Video Segment

The U.S. Books, Music and DVD/Video Segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com for books, music and DVD/video products and for magazine subscription commissions. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace, and revenues from stores offering these products through the Company’s Syndicated Stores Program (where a third-party seller’s e-commerce Web site uses the Company’s e-commerce services and tools, and offers the Company’s product selection), such as www.borders.com. This segment will also include amounts earned from offerings of these products by third-party sellers, if any, through the Company’s Merchant@amazon.com Program (where a third-party seller offers its products for sale on the Company's Web site in the Company's retail stores or in a co-branded store, or both).

U.S. Electronics, Tools and Kitchen Segment

The U.S. Electronics, Tools and Kitchen segment includes revenues, direct costs and cost allocations associated with www.amazon.com retail sales of electronics, computers, kitchen and housewares, camera and photo items, software, cell phones and service, tools and hardware, outdoor living items, and computer and video game products sold other than through the Toysrus.com strategic alliance, as well as catalog sales of toys and tools and hardware. This segment also includes commissions earned from sales of these products, new or used, through Amazon Marketplace and from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including Circuit City, and will include revenues from stores offering these products, if any, through the Syndicated Stores Program.

International Segment

The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the Company’s four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon.com experience, but are localized in terms of language, products, customer service and fulfillment. This segment includes commissions and other amounts earned from sales of products, new or used, through Amazon Marketplace and from offerings of products by third-party sellers through the Company’s Merchant@amazon.com Program, as well as revenues from stores offering these products through the Company’s internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk. Export sales from www.amazon.com are not included in the International segment.

Services Segment

The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business commercial agreements, which will include the Merchant Program (where a third-party seller’s e-commerce Web site operates at its own URL using the Company’s features and technology) and, to the extent full product categories are not also offered by the Company through its online retail stores, the Merchant@amazon.com Program, as well as the strategic alliance with America Online, Inc. This segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements.

Included in service revenues are equity-based revenues of $5 million and $9 million for the three months ended March 31, 2002 and 2001, respectively. Equity-based service revenues result from private and public securities received and amortized into results of operations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2002

The Company measures the results of operations of its reportable segments using a pro forma measure. Pro forma results from operations, which excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges are not in conformity with accounting principles generally accepted in the United States.

Information on reportable segments and reconciliation to consolidated net loss is as follows:

Three Months Ended March 31, 2002:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	International	Services	Consolidate
Net sales	$443,038	$126,203	$569,241	$225,520	$52,661	$847,422
Gross profit	123,135	19,423	142,558	49,004	31,563	223,125
Pro forma income (loss) from operations	46,363	(20,756)	25,607	(11,264)	10,315	24,658
Stock-based compensation						(10,931)
Amortization of goodwill and other intangibles						(1,979)
Restructuring-related and other						(9,974)
Net interest expense and other						(23,981)
Equity in losses of equity-method investees, net						(1,744)
Cumulative effect of change in accounting principle						801

Net loss						$(23,150)

Three Months Ended March 31, 2001:

	U.S. Retail
	Books, Music and DVD/Video	Electronics, Tools and Kitchen	Total	International	Services	Consolidated
Net sales	$409,586	$116,507	$526,093	$132,105	$42,158	$700,356
Gross profit	109,119	17,220	126,339	28,050	28,208	182,597
Pro forma income (loss) from operations	27,625	(45,833)	(18,208)	(34,569)	4,176	(48,601)
Stock-based compensation						(2,916)
Amortization of goodwill and other intangibles						(50,831)
Restructuring-related and other						(114,260)
Net interest expense and other						6,175
Equity in losses of equity-method investees, net						(13,175)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$(234,131)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating profitability and net sales, each of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, risks of inventory management, the degree to which we enter into, maintain and develop relationships with third party sellers and other strategic transactions, fluctuations in the value of securities and non-cash payments we receive in connection with such transactions, foreign currency exchange risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the section entitled “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1 “Accounting Policies” in Item 1 of Part I, “Financial Statements (Unaudited)” of this Form 10-Q, and Note 1 “Description of Business and Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Significant Accounting Policies

Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value (“LCM”), which requires us to make judgments, based on currently-available information, about the likely method of disposition (whether through sales to individual customers, returns to product vendors, or liquidations), and expected recoverable values of each disposition category. Based on this evaluation, which is applied consistently from period to period, we record a valuation allowance to adjust the carrying amount of our inventories to LCM.

Revenue Recognition

We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross as a principal. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Product sales, net of promotional gift certificates and return allowances, are recorded when the products are shipped and title passes to customers. Return allowances (which reduce product revenue by our best estimate of expected product returns) are estimated using historical experience.

Commissions received on sales of products from Amazon Marketplace, Auctions and zShops, as well as commissions earned through our Merchant@amazon.com Program (as defined below), are recorded as a net amount since we are acting as an agent in such transactions. Amounts earned are recognized as net sales when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for refunds on such commissions using historical experience.

We earn revenues from services, primarily by entering into business-to-business commercial agreements, including providing our technology services such as search, browse and personalization; permitting third parties to offer products or services through our Web sites; and powering third-party Web sites, providing fulfillment services, or both. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we receive cash, equity securities or a combination thereof. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect our ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. We generally recognize revenue from these services on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

Included in Services segment revenues are equity-based service revenues of $5 million and $9 million for the three months ended March 31, 2002 and 2001, respectively. We are scheduled to recognize $12 million of remaining deferred equity-based services revenues over various service periods.

We have in the past, and may in the future, amend our agreements with certain of the companies with which we have commercial agreements to modify future cash proceeds to be received by us, modify the term of our commercial agreements, or both. Although these amendments do not affect the amount of unearned revenue previously recorded by us (if any), the timing of revenue recognition changes to correspond with the terms of amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these commercial agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

Fair Value of Equity Securities Received as Compensation Under Commercial Agreements

For equity securities of public companies received as compensation under commercial agreements, we generally determine fair value based on the quoted market price at the time we enter into the underlying commercial agreement, and adjust such market price appropriately if significant restrictions on marketability exist. Because an observable market price does not exist for equity securities of private companies, our estimates of fair value of such securities are more subjective than for the securities of public companies. For significant transactions involving equity securities in private companies, we obtain and consider independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and utilizing estimated discounted cash flows for that company. These valuations also reduce the otherwise fair value by a factor that is intended to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to us, such as our knowledge of the industry and the company itself, we determine the estimated fair value of the securities received.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sub-lease rentals, estimates of sub-lease rental payment amounts, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Results of Operations

Net Sales

Net sales include the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on Amazon Marketplace, Auctions and zShops; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) for sales of retail products through our Merchant@amazon.com Program (where a third party seller offers its products for sale on our Web site in our retail stores or in a co-branded store, or both), including our strategic alliances with Toysrus.com, Inc. and Circuit City; the selling price of consumer products sold by us through our Syndicated Stores program (where a third-party seller’s e-commerce Web site uses our e-commerce services and tools, and offers our product selection), such as www.borders.com; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant Program (where a third-party seller’s e-commerce Web site operates at its own URL using our features and technology), such as Target.com, which is scheduled to launch in the second half of 2002; amounts earned from third parties who utilize our technology services such as search, browse and personalization; and amounts earned for miscellaneous marketing and promotional agreements.

Net sales were $847 million and $700 million for the three months ended March 31, 2002 and 2001, respectively, representing an annual growth rate of 21%. The increase in net sales dollars were primarily attributable to our International segment and our U.S. Books, Music and DVD/Video segment, which increased $93 million and $33 million, respectively.

Net sales for our U.S. Books, Music and DVD/Video segment were $443 million and $410 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 8%. This segment includes retail sales from www.amazon.com of books, music and DVD/video products and for magazine subscription commissions. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and revenues from stores offering these products through our Syndicated Stores Program, such as www.borders.com. This segment will also include amounts earned from offerings of these products by third-party sellers, if any, under our Merchant@amazon.com Program. The renewed growth in our U.S. Books, Music and DVD/Video segment reflects several factors including our recent price reductions on books over $20 and the introduction of a new shipping option at www.amazon.com that offers free shipping for certain orders of $99 or more.

Net sales for our U.S. Electronics, Tools and Kitchen segment were $126 million and $117 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 8%. This segment includes www.amazon.com retail sales of electronics, computers, kitchen and housewares, camera and photo items, software, cell phones and service, tools and hardware, outdoor living items, and computer and video game products sold other than through our Toysrus.com strategic alliance, as well as catalog sales of toys and tools and hardware. This segment also includes commissions earned from sales of these products, new or used, through Amazon Marketplace and from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including Circuit City, and will include revenues from stores offering these products, if any, through our Syndicated Stores Program. The growth in our U.S. Electronics, Tools and Kitchen segment is attributable to change in mix of product sales towards products with generally higher average selling prices.

During the three months ended March 31, 2002 and 2001, Amazon Marketplace represented 23% and 4%, respectively, of total U.S. orders, or 12% and 2%, respectively, of total U.S. units served.

Net sales for our International segment were $226 million and $132 million for the three months ended March 31, 2002 and 2001, respectively. These results represent an annual growth rate of 71%. This segment includes all retail sales of our four internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service and fulfillment. This segment includes commissions from sales of products, new or used, through Amazon Marketplace and other amounts earned from offerings of these products by third party sellers through our Merchant@amazon.com Program, as well as revenues from stores offering these products through our internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk. Export sales from www.amazon.com are not included in the International segment. The increase in net sales from our International segment results from increased unit sales in each of the four internationally-focused Web sites.

Net sales for our Services segment were $53 million and $42 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 25%. This segment consists of commissions, fees and other amounts earned from our business-to-business commercial agreements, which will include our Merchant Program and, to the extent full product categories are not also offered by us through our online retail stores, our Merchant@amazon.com Program, as well as our commercial agreement with America Online, Inc. This segment also includes Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The increase in net sales from our Services segment is attributable to our Merchant@amazon.com Program, as well as miscellaneous other marketing and promotional agreements. The amount of compensation we receive under certain of these services agreements is dependent on the volume of sales that the other company makes. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping revenue, which consists of outbound shipping charges to our customers, across all segments was $89 million and $82 million for the three months ended March 31, 2002 and 2001, respectively. Shipping revenue does not include any commissions earned from Amazon Marketplace. Shipping revenue generally corresponds with unit sales levels, offset by our periodic free and the reduced-shipping promotions. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. The effect of these shipping offers will reduce shipping revenue as a percentage of sales, and will cause our gross margins on retail sales to decline.

We expect net sales to be between $765 million and $815 million for the quarter ending June 30, 2002, or grow between 15% and 22% compared to the second quarter of 2001, and net sales to grow by over 15% in 2002 compared to 2001. However, any such projections are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.”

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

Effective January 1, 2002, we prospectively changed our inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative effect increase in product inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the statements of operations. We have evaluated the effect of the change on each quarter during 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. We have determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates our record keeping process, significantly improves our ability to provide cost-efficient fulfillment services to third-party companies as part of our services offering, and results in increased consistency with others in our industry.

Gross profit was $223 million and $183 million for the three months ended March 2002 and 2001, respectively, representing an increase of 22%. Gross margin was 26% for each of the three months ended March 31, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit primarily correspond with increases in units sold, improvements in transportation and inventory management, improved product sourcing, increased product sales through Amazon Marketplace, as well as growth in our Services segment, offset by price reductions on books over $20 and the introduction of our free shipping option on orders of $99 or more. We intend to continue to focus on lowering prices for customers over time. Excluding the results of our Services segment, gross margin would have been 24% and 23%, respectively.

Gross profit for our U.S. Books, Music and DVD/video segment was $123 million and $109 million for the three months ended March 31, 2002 and 2001, respectively, which represents an increase of 13%. Gross margin was 28% and 27% for the three months ended March 31, 2002 and 2001, respectively. The slight improvement in gross margin in comparison with the prior year period corresponds with the higher margin sales of new and used products sold through Amazon Marketplace, improvements in transportation and inventory management, and continued improvements in product sourcing, offset by higher customer discounts and our free shipping offer.

Gross profit for our U.S. Electronics, Tools and Kitchen segment was $19 million and $17 million for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 13%. Gross margin was 15% in each of the comparative periods. Gross margin was positively affected by increased product sales through Amazon Marketplace, offset by our free shipping offer.

During the three months ended March 31, 2002 and 2001, Amazon Marketplace represented 23% and 4%, respectively, of total U.S. orders, or 12% and 2%, respectively, of total U.S. units served. If product sales through Amazon Marketplace continue to increase, we anticipate improvement in gross margins, offset to the extent we offer additional or broader customer discounts.

Gross profit for our International segment was $49 million and $28 million for the three months ended March 31, 2002 and 2001, respectively, which represents an increase of 75%. Gross margin was 22% and 21%

for the three months ended March 31, 2002 and 2001, respectively. The increase in our absolute gross profit dollars reflects increases in units sold by each of our internationally-focused Web sites in comparison with the same periods in the prior year.

Gross profit for our Services segment was $32 million and $28 million for the three months ended March 31, 2002 and 2001, respectively, which represents an increase of 12%. Costs associated with our service revenues generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs. Gross margin was 60% and 67% for the three months ended March 31, 2002 and 2001, respectively. Gross profit from our Services segment largely corresponds with revenues from our commercial agreements, which will include our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, the Merchant@amazon.com Program, as well as our strategic alliance with America Online, Inc. Gross profit for our Services segment also includes amounts earned through Auctions, zShops and Payments, and miscellaneous marketing and promotional agreements. The decline in gross margin from our Services segment relates to service costs classified in cost of sales resulting from the shift in the mix of our strategic relationships towards alliances that incorporate a broader range of services, including fulfillment. Also contributing to the decline in Services gross margin was a reduction in high-margin marketing and promotional agreements. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping loss across all segments was $1 million and $5 million for the three months ended March 31, 2002 and 2001, respectively. The loss in shipping is due, in part, to the revenue generated from our business units in countries that offer free shipping or product lines that involve low-margin shipping, as well as free-shipping offers in the U.S, offset by improvements in transportation management. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that shipping promotions are an effective marketing tool. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. The effect of these shipping offers will reduce shipping revenue as a percentage of sales, and will negatively affect gross margins on our retail sales.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers who assist us in fulfillment and customer service operations. Certain fulfillment-related costs incurred on behalf of third-party sellers, excluding those costs associated with Syndicated Stores, are classified as cost of sales rather than fulfillment. Fulfillment costs were $90 million and $98 million for the three months ended March 31, 2002 and 2001, respectively, representing 11% and 14% of net sales for the corresponding periods. Excluding net sales from our Services segment, fulfillment costs represent 11% and 15% of net sales for the three months ended March 31, 2002 and 2001, respectively. The improvement in fulfillment costs as a percentage of net sales in comparison to the prior year period results from improvements in productivity, the increase in units fulfilled helping to leverage our fixed-cost base, a decline in customer service contacts resulting from improvements in our operations and enhancements to our customer self-service features available on our Web sites, improvements in transportation management, and the closure of our fulfillment centers in McDonough, Georgia and Seattle, Washington, and customer service centers in The Hague, Netherlands and Seattle, Washington.

Marketing

Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-

operative marketing reimbursements, were $32 million and $37 million, representing 4% and 5% of net sales for the three months ended March 31, 2002 and 2001, respectively. Declines in expense for marketing-related activities in comparison to the prior year period reflects management efforts to target advertising spending in channels considered most effective at driving incremental net sales (such as targeted on-line advertising through various Web portals and our Associates Program), and an increase in co-operative marketing allowances. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such offers as an effective marketing tool.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $55 million and $70 million for the three months ended March 31, 2002 and 2001, respectively, representing 7% and 10% of net sales for the corresponding periods, respectively. The decline in absolute dollars spent during the three months ended March 31, 2002 in comparison with the same period in the prior year primarily reflects our migration to a technology platform that utilizes a less-costly technology infrastructure, as well as improved expense management and general price reductions in most expense categories. We expect to continue to invest in technology and improvements in our Web sites during the remainder of 2002, which may include, but is not limited to, offering additional Web site features and product categories to our customers and implementing additional strategic alliances, as well as potentially continuing our international expansion.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses were $21 million and $26 million for the three months ended March 31, 2002 and 2001, respectively, representing 2% and 4% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs is attributable to our operational restructuring plan announced in January 2001, which reduced the number of positions in corporate and administrative roles and consolidated our corporate office locations, as well as continued efforts to improve efficiency.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $11 million and $3 million for the three months ended March 31, 2002 and 2001, respectively. The increase in stock-based compensation during the current-year period relates to stock-based charges resulting from variable accounting treatment, which during the three months ended March 31, 2002 was $9 million. As the quoted price of our common stock at March 31, 2001 did not exceed the exercise price of any options subject to variable accounting treatment, no variable-accounting related charge was incurred during the three months ended March 31, 2001.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 62 million and 66 million, or 17% and 18% of our outstanding common stock, at March 31, 2002 and December 31, 2001, respectively.

The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the statements of operations (in thousands).

	Three Months Ended
	March 31, 2002	March 31, 2001
Cost of sales	$109	$—
Fulfillment	1,662	2
Marketing	874	24
Technology and content	5,825	2,868
General and administrative	2,461	22

	$10,931	$2,916

Variable accounting treatment will result in unpredictable and potentially significant charges or credits recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. We have quantified the hypothetical effect on “Stock-based compensation” associated with increases in the quoted price of our common stock using a sensitivity analysis for our outstanding stock options subject to variable accounting at March 31, 2002. We have provided this information to provide additional insight into the potential volatility we may experience in the future in our results of operations to the extent that the quoted price for our common stock rises above $13.375. This sensitivity analysis is not a prediction of future performance of the quoted prices of our common stock. Using the following hypothetical increases in the market price of our common stock above $13.375, our hypothetical cumulative compensation expense at March 31, 2002 resulting from variable-accounting treatment would have been as follows:

Hypothetical Increase Over $13.375	Hypothetical Market Price per Share	Hypothetical Cumulative Compensation Expense
		(in thousands)
5%	$14.04	$7,151
10%	$14.71	$13,198
15%	$15.38	$19,247
25%	$16.72	$31,342
50%	$20.06	$61,581

Actual variable-accounting related compensation could differ significantly from the above illustration in instances where large volumes of options are exercised during a period at prices that differ from the closing stock price for the reporting period.

If at the end of any fiscal quarter the quoted price of our common stock is lower than the quoted price at the end of the previous fiscal quarter, or to the extent previously-recorded amounts relate to unvested portions of options that were cancelled, compensation expense associated with variable accounting will be recalculated using the cumulative expense method and may result in a net benefit to our results of operations.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $2 million and $51 million for the three months ended March 31, 2002 and 2001, respectively. The decline in amortization of goodwill and intangibles primarily results from our adoption of SFAS No. 141, which resulted in $25 million of intangible assets being subsumed into goodwill, and our adoption of SFAS No. 142, which requires that goodwill no longer be amortized.

Restructuring-Related and Other

Restructuring-related and other expenses were $10 million and $114 million for the three months ended March 31, 2002 and 2001, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, and consolidate certain of our fulfillment and customer service operations. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan has been substantially completed. Actual termination benefits paid were $12 million.

During the first quarter 2002 we permanently closed our fulfillment center in Seattle. Additionally, we revised our sublease income estimates for Seattle area restructured office space. These items resulted in additional restructuring-related expenses of $10 million primarily associated with ongoing lease obligations.

Restructuring-related charges were as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Asset impairments	$—	$58,748
Continuing lease obligations	9,078	34,292
Termination benefits	—	15,088
Broker commissions, professional fees and other miscellaneous restructuring costs	896	6,132

	$9,974	$114,260

At March 31, 2002, the accrued liability associated with restructuring-related and other charges was $58 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at March 31, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations	$53,187	$9,078	$(12,457)	$49,808	$26,683	$23,125
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees and other miscellaneous restructuring costs	8,190	896	(989)	8,097	7,240	857

	$61,438	$9,974	$(13,507)	$57,905	$33,923	$23,982

Cash payments resulting from our operational restructuring during the three months ended March 31, 2002 and 2001 were $14 million and $10 million, respectively. We anticipate the restructuring charges will result in the following net cash outflows (in thousands):

	Leases	Termination Benefits	Other	Total
Nine Months Ending December 31, 2002	$23,922	$—	$5,060	$28,982
Years Ending December 31, 2003	6,410	—	3,037	9,447
2004	2,761	—	—	2,761
2005	2,770	—	—	2,770
2006	3,036	—	—	3,036
Thereafter	10,909	—	—	10,909

Total estimated cash outflows	$49,808	$—	$8,097	$57,905

Income (Loss) from Operations

Our results from operations was income of $2 million and loss of $217 million during the three months ended March 31, 2002 and 2001, respectively. The improvement in operating results in comparison with the prior year period was attributable to an increase in gross profit; a reduction in certain operating costs including fulfillment, marketing, technology and content, and general and administrative; declines in restructuring-related charges; as well as a decline in amortization of goodwill and other intangibles primarily due to the adoption of SFAS No. 142. Although we reported operating income of $2 million for the first quarter of 2002, we believe that this positive operating result is not predictive of future results or trends and should not be viewed as a material positive event for a variety of reasons. For example, we continue to be unable to forecast the effect on our future reported results associated with variable accounting treatment on certain of our employee stock options.

Net Interest Expense and Other

Net interest expense and other, excluding “Other gains (losses), net,” was $29 million and $28 million for the three months ended March 31, 2002 and 2001, respectively. Interest income was $6 million and $10 million, and interest expense was $35 million and $34 million for the three months ended March 31, 2002 and 2001, respectively. “Other income (expense), net” consisting primarily of realized gains and losses on sales of marketable securities, miscellaneous state and foreign taxes and certain realized foreign-currency related transactional gains and losses, was income of $0.1 million and loss of $4 million for the three months ended March 31, 2002 and 2001, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense is primarily related to our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”), 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”), and our 10% Senior Discount Notes due 2008 (“Senior Discount Notes”). At March 31, 2002, our total long-term indebtedness was $2.15 billion.

Other Gains (Losses), Net

Other gains (losses), net resulted in gains of $6 million and $34 million for the three months ended March 31, 2002 and 2001, respectively. Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Foreign-currency gains on 6.875% PEACS	$6,027	$45,814
Losses on sales of Euro-denominated investments, net	(393)	—
Other-than-temporary impairment losses, equity investments	(89)	(36,168)
Contract termination, Kozmo.com	—	22,400
Warrant remeasurements and other	(29)	1,811

	$5,516	$33,857

Currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net,” which resulted in gains of $6 million and $46 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

During the three months ended March 31, 2001, we terminated our commercial agreement with Kozmo.com and recorded a non-cash gain of $22 million, representing the amount of unearned revenue associated with the contract. Since services had not yet been performed under the contract, no amounts associated with this commercial agreement were recognized in “Net sales” during any period.

We hold strategic investments in warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise are deemed derivative financial instruments under the provisions of SFAS No. 133. Such warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations in the period of change.

Equity in Losses of Equity-Method Investees

Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This influence is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Equity-method losses were $2 million and $13 million for the three months ended March 31, 2002 and 2001, respectively. Equity-method losses declined during the three months ended March 31, 2002 in comparison with the comparable prior year period because past equity-method losses have reduced many of our underlying investment balances until the recorded basis was zero. Our basis in equity-method investments was $9 million and $10 million at March 31, 2002 and December 31, 2001, respectively. As equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments, equity-method losses to continue to decline.

Income Taxes

We provided for current and deferred income taxes in state and foreign jurisdictions where our subsidiaries produce taxable income. As of March 31, 2002, we have a net deferred tax asset of $2 million, which consists primarily of state net operating losses. We have provided a full valuation allowance against the remaining portion of our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Net Loss

Net loss was $23 million and $234 million for the three months ended March 31, 2002 and 2001, respectively. The improvement in net loss in comparison with the prior year period are attributable to improvements in our results from operations, offset by a decline in “Other gains (losses), net.” We continue to be unable to forecast the effect on our future reported results of certain items, including the gain or loss associated with our 6.875% PEACS that will result from fluctuations in foreign exchange rates, and the effect on our results associated with variable accounting treatment on certain of our employee stock options.

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

We also provide certain pro forma information regarding our net loss, which excludes, in addition to the line items described above, the following line items on our statements of operations:

•	other gains (losses), net,

•	equity in losses of equity-method investees, net, and

•	cumulative effect of change in accounting principle.

This pro forma information is not presented in accordance with accounting principles generally accepted in the United States. Pro forma results, which generally exclude non-operational, non-cash charges and benefits as well as one-time charges, are provided as a complement to results provided in accordance with accounting principles generally accepted in the United States. Management uses such pro forma measures internally to evaluate the Company’s performance and manage its operations. The pro forma results are derived from information recorded in our financial statements. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 1 of Part I, “Financial Statements (Unaudited).”

The following is a reconciliation of our pro forma results for the three months ended March 31, 2002 and 2001. Quarterly reconciliations are consistent with full-year presentation.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	As Reported(1)	Pro Forma Adjustments	Pro Forma	As Reported(1)	Pro Forma Adjustments	Pro Forma
		(in thousands)			(in thousands)
		(unaudited)			(unaudited)
Net sales	$847,422	$—	$847,422	$700,356	$—	$700,356
Cost of sales	624,297	—	624,297	517,759	—	517,759

Gross profit	223,125	—	223,125	182,597	—	182,597
Operating expenses:
Fulfillment	89,815	—	89,815	98,248	—	98,248
Marketing	32,244	—	32,244	36,638	—	36,638
Technology and content	55,497	—	55,497	70,284	—	70,284
General and administrative	20,911	—	20,911	26,028	—	26,028
Stock-based compensation	10,931	(10,931)	—	2,916	(2,916)	—
Amortization of goodwill and intangibles	1,979	(1,979)	—	50,831	(50,831)	—
Restructuring-related and other	9,974	(9,974)	—	114,260	(114,260)	—

Total operating expenses	221,351	(22,884)	198,467	399,205	(168,007)	231,198

Income (loss) from operations	1,774	22,884	24,658	(216,608)	168,007	(48,601)
Interest income	5,652	—	5,652	9,950	—	9,950
Interest expense	(35,244)	—	(35,244)	(33,748)	—	(33,748)
Other expense, net	95	—	95	(3,884)	—	(3,884)
Other gains (losses), net	5,516	(5,516)	—	33,857	(33,857)	—

Net interest expense and other	(23,981)	(5,516)	(29,497)	6,175	(33,857)	(27,682)

Loss before equity in losses of equity-method investees	(22,207)	17,368	(4,839)	(210,433)	134,150	(76,283)
Equity in losses of equity-method investees, net	(1,744)	1,744	—	(13,175)	13,175	—

Loss before cumulative effect of change in accounting principle	(23,951)	19,112	(4,839)	(223,608)	147,325	(76,283)
Cumulative effect of change in accounting principle	801	(801)	—	(10,523)	10,523	—

Net loss	(23,150)	18,311	$(4,839)	$(234,131)	$157,848	$(76,283)

Net cash used in operating activities	$(241,033)		$(241,033)	$(406,984)		$(406,984)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.06)	$0.05	$(0.01)	$(0.63)	$0.42	$(0.21)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	0.03	—

	$(0.06)	$0.05	$(0.01)	$(0.66)	$0.45	$(0.21)

Shares used in computation of basic and diluted loss per share	373,031		373,031	357,424		357,424

(1)	In accordance with accounting principles generally accepted in the United States.

For the quarter ending June 30, 2002, we expect our pro forma income from operations to be between $5 million and $15 million. For the full year of 2002, we expect that our pro forma income from operations will be over $100 million. However, any such projections are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $297 million and $540 million, and our marketable securities balance was $449 million and $456 million at March 31, 2002 and December 31, 2001, respectively. The primary use of cash and cash equivalents during the three months ended March 31, 2002 was, among other things, associated with the settlement of a majority of the accounts payable associated with our 2001 holiday season. Combined cash, cash equivalents, and marketable securities were $745 million and $997 million at March 31, 2002 and December 31, 2001, respectively. Equity securities of $13 million are included in “Marketable securities” at March 31, 2002, the value of which may fluctuate significantly. Equity securities of $13 million were included in “Marketable securities” at December 31, 2001.

As of March 31, 2002, our principal commitments consisted of long-term indebtedness totaling $2.15 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes; trade payables of $315 million; and accrued expenses and other liabilities of $233 million, which includes current restructuring-related obligations of $34 million. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments of $949 million, and are obligated under operating leases and commitments for advertising and promotional arrangements of $448 million.

We have pledged a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign-exchange rate risk on a portion of our 6.875% PEACS; and some of our real estate lease agreements. The amount of marketable securities we are required to pledge pursuant to the swap agreement fluctuates with the fair market value of the swap obligation. The total amount of collateral pledged under these agreements was as follows (in thousands):

March 31, 2002
Standby letters of credit	$71,997
Swap agreement	45,647
Real estate leases	40,614

$158,258

The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations, and our marketing agreements (in thousands):

	Nine Months Ending December 31, 2002	Year Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Restructuring-related commitments:
Leases	$23,922	$6,410	$2,761	$2,770	$3,036	$10,909	$49,808
Other	5,060	3,037	—	—	—	—	8,097

Restructuring-related commitments	28,982	9,447	2,761	2,770	3,036	10,909	57,905

Other commitments:
Debt principal and other	3,583	4,462	2,004	74	—	2,123,593	2,133,716
Debt interest	29,683	122,704	135,906	135,906	135,906	388,563	948,668
Capital leases	7,641	6,799	111	—	—	—	14,551
Operating leases	46,347	57,559	48,580	41,227	41,431	201,530	436,674
Marketing agreements	9,657	1,342	—	—	—	—	10,999

Other commitments	96,911	192,866	186,601	177,207	177,337	2,713,686	3,544,608

Total commitments	$125,893	$202,313	$189,362	$179,977	$180,373	$2,724,595	$3,602,513

At March 31, 2002 we remain obligated under gross lease obligations of $110 million associated with our operational restructuring and anticipate receiving sub-lease income of $60 million to offset these obligations.

Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income to determine cash flows from operations include depreciation and amortization, equity in losses of investees, and other items not affecting cash flows in the current period. Net cash used by operating activities during the three months ended March 31, 2002 was $241 million, resulting from our net loss of $23 million and changes in working capital of $254 million, offset by adjustments not affecting first quarter 2002 cash flows of $36 million. Net cash used by operating activities during the three months ended March 31, 2001 was $407 million, resulting from our net loss of $234 million and changes in working capital of $308 million, offset by adjustments not affecting first quarter 2001 cash flows of $135 million.

Cash used in investing activities during the three months ended March 31, 2002 was $3 million, consisting of purchases of fixed assets of $5 million, offset by net sales of marketable securities of $2 million. Cash provided by investing activities during the three months ended March 31, 2001 was $45 million, consisting of net sales of marketable securities of $64 million offset by purchases of fixed assets of $19 million.

Net cash provided by financing activities during the three months ended March 31, 2002 was $3 million, consisting primarily of proceeds from exercises of stock options of $7 million, offset by repayments of long-term capital lease obligations of $5 million. Net cash provided by financing activities during the three months ended March 31, 2001 was $11 million, consisting primarily of proceeds from exercises of stock options and leasing activities.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant losses since we began doing business. As of March 31, 2002, we had an accumulated deficit of $2.88 billion and our stockholders’ equity was a deficit of $1.45 billion. We have incurred substantial operating losses since our inception and, notwithstanding our recent performance, we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

As of March 31, 2002, we had total long-term indebtedness under our Senior Discount Notes, convertible notes, capitalized-lease obligations and other asset financings of $2.15 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

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

Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships

We may enter into strategic alliances and other business relationships with other companies through commercial agreements, joint ventures, investments or business combinations. We have entered into third-party services agreements to provide services related to e-commerce to companies like Toysrus.com, Borders Group, America Online, Circuit City Stores, and Target, and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as offering consumer products sold by us through Syndicated Stores; allowing third parties to utilize our technology services such as search, browse and personalization; permitting third parties to offer products or services through our Web site; and powering third-party Web sites, providing fulfillment services, or both. These arrangements are complex and initially require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement, maintain and develop successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, and third party licensing of software, hardware and content, our strategic alliance initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore if the third party Web site or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the terms of the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

In the past, we amended several of our agreements with certain of the companies with which we have formed strategic alliances to reduce future cash proceeds to be received by us, shortened the term of our commercial agreements, or both. Our commercial agreements expire or otherwise terminate in almost every quarter in the current year, and although we intend to replace or renew these agreements, we may be unable to do so on comparable terms or at all. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past strategic alliances and agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendment of these agreements, or encounter third parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

In addition, our present and future third-party services agreements, other commercial agreements, joint ventures, investments and business combinations create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of relationships with existing employees, customers and companies with which we have formed strategic alliances;

•	variability in revenue and income from entering into, amending or terminating strategic alliances;

•	difficulty assimilating the operations, technology and personnel of combined companies;

•	problems retaining key technical and managerial personnel; and

•	additional operating losses and expenses of acquired businesses.

Our Investments and the Consideration We Receive under Certain Commercial Agreements May Subject Us to a Number of Risks

In the past, we have entered into commercial agreements with other companies, including strategic alliances where we perform certain e-commerce services, and in exchange for our services we received cash, equity securities of these companies, and/or additional benefits, such as Web site traffic. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales made by the other company. In some cases, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. We may in the future make additional investments in companies with which we have already formed strategic alliances or companies with which we form new strategic alliances or similar arrangements. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

In the past, we amended several of our strategic alliance agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. We may in the future enter into further amendments of our commercial agreements. Although these amendments did not affect the amount of unearned revenue previously recorded by us (if any), the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

We hold several investments in third parties, primarily investments in companies in the Internet and e-commerce industries with which we have formed strategic alliances, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. The losses we are required to record under the equity method with respect to a particular investment are limited to the carrying value of that investment, which, as of March 31, 2002, totaled $9 million for all of our equity-method investments. The companies in which we have equity method investments are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. Accordingly, we expect to record additional equity method losses in the future.

Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent quarters, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of March 31, 2002, our recorded basis in equity securities was $38 million, including $13 million classified as “Marketable securities,” $9 million classified as “Investments in equity-method investees,” and $17 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Business

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery especially for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents and marketable securities balance reaches its highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end and will result in a decline in the amount of cash, cash equivalents and marketable securities on hand.

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

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	our ability to expand our network of third party sellers, and to enter into, maintain, renew and amend on favorable terms our strategic alliances;

•	foreign currency exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	the introduction by our competitors of Web sites, products or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of strategic alliances, acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

•
an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Currency Exchange Rate Risk

We may be adversely affected by foreign currency exchange rate risk. Our 6.875% PEACS are denominated in Euros, not U.S. dollars, and the exchange ratio between the Euro and the U.S. dollar is not fixed by the indenture governing the 6.875% PEACS. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/U.S. dollar exchange ratio, we will record non-cash gains or losses in “Other gains (losses), net” on our statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, as the U.S. dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs);

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	longer receivable cycles;

•	consumer protection laws and restrictions on pricing or discounts;

•	lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower level of credit card usage and increased payment risk;

•	difficulty in developing employees and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment and loans; and

•	tax and other laws of the U.S. and other jurisdictions.

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

We Face Significant Inventory Risk Arising Out of Changes in Consumer Demand and Product Cycles

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreements with Toysrus.com, Babiesrus.com, Target and other companies, these parties will identify, buy, manage and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively effected by dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, or acts of God.

Any one of the factors set forth above may require us to mark down or write off inventory, which will adversely affect our operating results.

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Most of our fulfillment centers are highly automated, and we have had limited experience with automated fulfillment centers. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment and distribution capacity. We have closed our fulfillment centers in McDonough, Georgia and Seattle, Washington. In addition, third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies in our fulfillment centers, thereby increasing the complexity of tracking inventory in and operating our fulfillment centers. Our failure to properly handle such inventory or the inability or failure of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

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

Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to third party sellers or other companies under commercial agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	quarterly variations in operating results;

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts, and recommendations by securities analysts;

•	changes in Internet regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	news and securities analyst reports and speculation relating to new and existing commercial agreements, general business or Internet trends, or our existing or future products or services.

Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer results in variable accounting treatment for stock options representing, at March 31, 2002, approximately 11 million shares of our common stock. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under some of our strategic alliance agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and delivered in European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Various countries are currently evaluating their VAT positions on e-commerce transactions. Recently, for example, the Council of Economic and Finance Ministers of the European Union agreed to a directive requiring that businesses in non-EU countries selling digital products and services to EU resident consumers collect and remit VAT in the country of the consumer’s residence. If this directive is ratified by the EU Council of Ministers, it would become effective on July 1, 2003. It is possible that this and other future VAT legislation or changes to our business model may result in additional VAT collection obligations and administrative burdens.

We Source a Significant Portion of Our Inventory from a Few Vendors

Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During the three months ended March 31, 2002, approximately 22% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounts for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. If that were the case, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

We Could Be Liable for Breaches of Security on Our Web Site and Fraudulent Activities of Users of Our Amazon Payments Program

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies are currently investigating the provision of online payment services and could require changes in the way we conduct this business. We guarantee payments made through Amazon Payments up to certain limits for both buyers and sellers, and we may be unable to prevent users of Amazon Payments from fraudulently receiving goods when payment may not be made to a seller or fraudulently collecting payments when goods may not be shipped to a buyer. Our liability risk will increase as a larger fraction of our sellers use Amazon Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon Payments or otherwise could harm our business. In addition, the functionality of Amazon Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon Payments will not be viable (and our businesses that use Amazon Payments may not be viable).

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

At March 31, 2002, we have long-term indebtedness of $2.15 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, which are due in 2010, 2009 and 2008, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Foreign Currency Exchange Rate Risk

Net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 27% and 21% of consolidated revenues for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp is the same as the local currency of the United Kingdom, Germany, France and Japan, respectively. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign currency exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign currency exchange rate fluctuations on the results of operations of our internationally-focused Web sites for the three months ended March 31, 2002 and the year ended 2001 was not material.

At March 31, 2002, we were also exposed to foreign currency risk related to our 6.875% PEACS and Euro-denominated cash equivalents and marketable securities (“Euro Investments”). The 6.875% PEACS have an outstanding principal balance of 690 million Euros ($602 million, based on the exchange rate as of March 31, 2002), and our Euro Investments, classified as available-for-sale, had a balance of 160 million Euros ($140 million, based on the exchange rate as of March 31, 2002). As the Euro/U.S. dollar exchange ratio varies, the value of our Euro Investments, when translated, will fluctuate. Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Other gains (losses), net” on our statements of operations. We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” on our balance sheets and recognized in “Other gains (losses), net” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

Investment Risk

As of March 31, 2002, our carrying value in equity securities was $38 million, including $13 million classified as “Marketable securities,” $9 million classified as “Investments in equity-method investees,” and $17 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies primarily for strategic purposes. At March 31, 2002, our investments in securities of publicly-held companies was $15 million, and our investments in securities of privately-held companies was $24 million. We have also received securities, including warrant investments, from some of the companies with which we have formed strategic alliances in exchange for services provided by us to those companies. Our investments are accounted for under the equity method if we have the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. Warrant investments are generally carried at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our carrying value are other-than-temporary. During the three months ended March 31, 2002 and the year ended 2001, we recorded impairment losses totaling $0.1 million and $44 million, respectively, to write-down certain of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2002, an assumed 15%, 30% or 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $7 million, $14 million or $24 million, respectively.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, we have received informal inquiries from the staff of the SEC with respect to the accounting treatment and disclosures for some of our initial strategic alliances and have been cooperating with the SEC staff in responding to those inquiries. We reviewed our accounting treatment for the transactions with our independent auditors and the SEC staff, and we believe our accounting treatment and disclosures were appropriate. The SEC has notified us that it believes that the other party to one such transaction, Ashford.com, improperly reported the resolution of a business dispute with us and that the Company may have allowed such conduct. The SEC has not made a final determination whether an administrative cease-and-desist proceeding should be initiated. We believe our actions at all times were proper and that this matter will not affect our results of operations or financial condition.

On April 12, 2001, we received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by our Chairman and Chief Executive Officer, Jeffrey Bezos, on February 2 and 5, 2001. We are cooperating with the SEC staff’s continuing inquiry.

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

None

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	Preferability Letter Regarding Change In Accounting Principle

99.1	Press Release Dated April 23, 2002 Announcing the Company’s First Quarter Financial Results

(b)  Reports on Form 8-K

On March 6, 2002, the Company filed an 8-K under Item 5 announcing Warren Jenson, the Company’s Chief Financial Officer, will resign later this year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

By:	/s/ WARREN C. JENSON
Warren C. Jenson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: April 23, 2002

EXHIBIT INDEX

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	Preferability Letter Regarding Change In Accounting Principle

99.1	Press Release Dated April 23, 2002 Announcing the Company’s First Quarter Financial Results