Form 10-Q
period 2002-06-30
AMAZON COM INC
filed 2002-07-26
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

380,469,422 shares of $0.01 par value common stock outstanding as of July 12, 2002

AMAZON.COM, INC.

FORM 10-Q
For the Three Months Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$270,438	$540,282
Marketable securities	553,141	456,303
Inventories	126,794	143,722
Prepaid expenses and other current assets	93,204	67,613

Total current assets	1,043,577	1,207,920
Fixed assets, net	249,452	271,751
Goodwill, net	70,811	45,367
Other intangibles, net	5,585	34,382
Investments in equity-method investees	3,188	10,387
Other equity investments	15,288	17,972
Other assets	47,146	49,768

Total assets	$1,435,047	$1,637,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$296,368	$444,748
Accrued expenses and other current liabilities	236,234	305,064
Unearned revenue	69,128	87,978
Interest payable	44,396	68,632
Current portion of long-term debt and other	14,406	14,992

Total current liabilities	660,532	921,414
Long-term debt and other	2,218,426	2,156,133

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—380,304 and 373,218 shares, respectively	3,803	3,732
Additional paid-in capital	1,546,941	1,462,769
Deferred stock-based compensation	(9,778)	(9,853)
Accumulated other comprehensive loss	(7,596)	(36,070)
Accumulated deficit	(2,977,281)	(2,860,578)

Total stockholders’ deficit	(1,443,911)	(1,440,000)

Total liabilities and stockholders’ deficit	$1,435,047	$1,637,547

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$805,605	$667,625	$1,653,027	$1,367,981
Cost of sales	587,438	487,905	1,211,735	1,005,664

Gross profit	218,167	179,720	441,292	362,317
Operating expenses:
Fulfillment	85,751	85,583	175,566	183,831
Marketing	28,832	34,658	61,076	71,296
Technology and content	58,165	64,710	113,662	134,994
General and administrative	19,425	22,778	40,336	48,806
Stock-based compensation	23,148	2,351	34,079	5,267
Amortization of goodwill and other intangibles	1,374	50,830	3,353	101,661
Restructuring-related and other	—	58,650	9,974	172,910

Total operating expenses	216,695	319,560	438,046	718,765

Income (loss) from operations	1,472	(139,840)	3,246	(356,448)
Interest income	5,650	6,807	11,302	16,757
Interest expense	(35,651)	(35,148)	(70,895)	(68,896)
Other income (expense), net	(402)	(1,178)	(307)	(5,062)
Other gains (losses), net	(63,454)	11,315	(57,938)	45,172

Total non-operating expenses, net	(93,857)	(18,204)	(117,838)	(12,029)

Loss before equity in losses of equity-method investees	(92,385)	(158,044)	(114,592)	(368,477)
Equity in losses of equity-method investees, net	(1,168)	(10,315)	(2,912)	(23,490)

Loss before change in accounting principle	(93,553)	(168,359)	(117,504)	(391,967)
Cumulative effect of change in accounting principle	—	—	801	(10,523)

Net loss	$(93,553)	$(168,359)	$(116,703)	$(402,490)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.25)	$(0.47)	$(0.31)	$(1.09)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

	$(0.25)	$(0.47)	$(0.31)	$(1.12)

Shares used in computation of basic and diluted loss per share	376,937	359,752	374,995	358,595

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$296,689	$446,944	$540,282	$822,435
OPERATING ACTIVITIES:
Net loss	(93,553)	(168,359)	(116,703)	(402,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	20,970	20,794	41,910	43,867
Stock-based compensation	23,148	2,351	34,079	5,267
Equity in losses of equity-method investees, net	1,168	10,315	2,912	23,490
Amortization of goodwill and other intangibles	1,374	50,830	3,353	101,661
Non-cash restructuring-related and other	—	6,525	—	68,529
Loss (gain) on sale of marketable securities, net	(437)	187	(813)	214
Other losses (gains), net	63,454	(11,315)	57,938	(45,172)
Non-cash interest expense and other	7,464	6,713	14,525	13,285
Cumulative effect of change in accounting principle	—	—	(801)	10,523
Changes in operating assets and liabilities:
Inventories	16,420	25,277	21,094	45,100
Prepaid expenses and other current assets	(13,430)	(12,203)	(16,750)	15,131
Accounts payable	(27,418)	(1,632)	(155,704)	(231,390)
Accrued expenses and other current liabilities	(12,489)	52,271	(78,350)	(5,491)
Unearned revenue	20,688	25,192	49,404	43,197
Amortization of previously unearned revenue	(30,921)	(31,908)	(68,254)	(65,300)
Interest payable	28,199	27,447	(24,236)	(24,920)

Net cash provided by (used in) operating activities	4,637	2,485	(236,396)	(404,499)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	213,336	66,971	349,911	161,337
Purchases of marketable securities	(299,877)	(26,743)	(434,104)	(57,121)
Purchases of fixed assets, including internal-use software and Web site development	(7,440)	(10,425)	(12,294)	(29,862)

Net cash provided by (used in) investing activities	(93,981)	29,803	(96,487)	74,354

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	42,866	7,644	50,275	13,477
Proceeds from long-term debt and other	—	—	—	10,000
Repayment of capital lease obligations and other	(3,432)	(4,094)	(7,995)	(8,669)

Net cash provided by financing activities	39,434	3,550	42,280	14,808
Effect of exchange-rate changes on cash and cash equivalents	23,659	(19,833)	20,759	(44,149)

Net increase (decrease) in cash and cash equivalents	(26,251)	16,005	(269,844)	(359,486)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,438	$462,949	$270,438	$462,949

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$1,211	$171	$2,135	$2,469
Equity securities received for commercial agreements	—	—	—	331
Cash paid for interest	566	1,198	81,049	80,715

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

Note 1.    ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Loss per Share

The number of shares used in calculating loss per share for the three months ended June 30, 2002 and 2001 was reduced by 1 million for each three-month period, and the number of shares used in calculating loss per share for the six months ended June 30, 2002 and 2001 was reduced by 1 million shares for each six-month period. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effects of outstanding stock options are antidilutive and, accordingly, are excluded from diluted loss per share.

Revenues

Product sales, net of promotional gift certificates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier (commonly referred to as “F.O.B. Shipping Point”). Return allowances (which reduce product revenue by the Company’s best estimate of expected product returns) are estimated using historical experience.

Amounts billed to customers for outbound shipping charges are included in net sales and were $81 million and $76 million for the three months ended June 30, 2002 and 2001, respectively, and $171 million and $159 million for the six months ended June 30, 2002 and 2001, respectively.

Technology and Content

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including upgrades and enhancements to the Company’s Web sites, that are capitalized and depreciated over two years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Accounting Changes

Change in Accounting for Inventory Costing

Effective January 1, 2002, the Company prospectively changed its inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. The Company has evaluated the effect of the change on each quarter of 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. The Company has determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates the Company’s record keeping process, significantly improves its ability to provide cost-efficient fulfillment services to third-party companies as part of its services offering, and results in increased consistency with others in the industry. The Company has received a letter of preferability for this change in inventory costing from its independent auditors.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year periods, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(93,553)	$(168,359)	$(116,703)	$(402,490)
Inventory costing change	—	(1,087)	(801)	(249)

Adjusted net loss	$(93,553)	$(169,446)	$(117,504)	$(402,739)

Basic and diluted loss per share:
Reported loss per share	$(0.25)	$(0.47)	$(0.31)	$(1.12)
Inventory costing change	—	—	—	—

Adjusted basic and diluted loss per share	$(0.25)	$(0.47)	$(0.31)	$(1.12)

Change in Accounting for Goodwill and Certain Other Intangibles

Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year periods, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(93,553)	$(168,359)	$(116,703)	$(402,490)
Goodwill amortization (1)	—	48,620	—	97,240

Adjusted net loss	$(93,553)	$(119,739)	$(116,703)	$(305,250)

Basic and diluted loss per share:
Reported loss per share	$(0.25)	$(0.47)	$(0.31)	$(1.12)
Goodwill amortization (1)	—	0.14	—	0.27

Adjusted basic and diluted loss per share	$(0.25)	$(0.33)	$(0.31)	$(0.85)

(1)
Includes $14 million and $27 million, or $0.04 and $0.08 per share, for the three months and six months ended June 30, 2001, respectively, related to amortization of other intangibles that are classified as goodwill effective January 1, 2002.

For the three months and six months ended June 30, 2002, no goodwill or other intangibles were acquired, impaired, or disposed.

Other intangibles consisted of the following (in thousands):

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Contract-based	$16,584	$(13,009)	$3,575	$16,584	$(11,170)	$5,414
Marketing-related	5,617	(4,551)	1,066	5,617	(3,793)	1,824
Technology-based	4,386	(4,316)	70	4,386	(3,808)	578
Customer-related	2,021	(1,147)	874	2,021	(899)	1,122
Assembled workforce (1)	—	—	—	193,271	(167,827)	25,444

Other intangibles	$28,608	$(23,023)	$5,585	$221,879	$(187,497)	$34,382

(1)	As of January 1, 2002, in accordance with SFAS No. 142, the Company reclassified its assembled workforce intangibles into goodwill.

The net carrying amount of intangible assets at June 30, 2002 is scheduled to be fully amortized by the end of fiscal 2004. Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be $2 million for the remainder of fiscal 2002, $3 million in fiscal 2003, and $1 million in fiscal 2004, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

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

The adoption of SFAS No. 133 resulted in the reporting of cumulative transition losses of $11 million in the results of operations and $12 million as a stockholders’ deficit adjustment during the first quarter 2001.

Note 2.    MARKETABLE SECURITIES

Marketable securities, at fair value, consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Certificates of deposit	$20,663	$18,159
Commercial paper and short-term obligations	29,800	28,622
Corporate notes and bonds	16,885	37,602
Asset-backed and agency securities	371,010	232,821
Treasury notes and bonds	108,051	125,947
Equity securities	6,732	13,152

	$553,141	$456,303

The Company has pledged a portion of its marketable securities as collateral for certain of its contractual obligations. See Note 8 of these “Notes to Consolidated Financial Statements.”

Note 3.    UNEARNED REVENUE

During the six months ended June 30, 2002, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2001	$87,978
Cash received or accounts receivable	49,404
Amortization to revenue	(68,254)

Balance, June 30, 2002	$69,128

All amounts recorded as accounts receivable, including amounts associated with unearned or deferred revenue, are legally due and contractually enforceable. At June 30, 2002 and December 31, 2001, accounts receivable associated with unearned revenue was $3 million and $1 million, respectively.

Note 4.    STOCK-BASED COMPENSATION

During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled, or expired. At June 30, 2002, approximately 8 million shares remain under variable accounting treatment, which includes 7 million options granted under the exchange offer and 1 million options, with a weighted average exercise price of $42.48, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock.

Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation expense was $23 million (of which $22 million was associated with variable accounting treatment) and $2 million (of which $4 million was associated with variable accounting treatment, offset by expense recoveries associated with the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards) for the three months ended June 30, 2002 and 2001, respectively, and $34 million (of which $31 million was associated with variable accounting treatment) and $5 million (of which $4 million was associated with variable accounting treatment) for the six months ended June 30, 2002 and 2001, respectively.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 50 million and 66 million, or 13% and 18% of the Company’s outstanding common stock, at June 30, 2002 and December 31, 2001, respectively.

The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of sales	$263	$43	$372	$43
Fulfillment	3,576	736	5,238	738
Marketing	1,430	456	2,304	480
Technology and content	12,245	(212)	18,070	2,656
General and administrative	5,634	1,328	8,095	1,350

	$23,148	$2,351	$34,079	$5,267

Note 5.    RESTRUCTURING-RELATED AND OTHER

No restructuring-related and other expenses were recorded during the three months ended June 30, 2002. Restructuring-related and other expenses were $59 million for the three months ended June 30, 2001, and $10 million and $173 million for the six months ended June 30, 2002 and 2001, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

operating costs, streamline its organizational structure, consolidate certain of its fulfillment and customer service operations, and migrate a large portion of its technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical, and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of the Company’s technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan is complete, however, the Company may prospectively adjust its estimates of future sub-lease income, if necessary (See Note 8—“Commitments and Contingencies”). Actual termination benefits paid were $12 million.

During the first quarter 2002, the Company permanently closed its fulfillment center in Seattle. Additionally, the Company revised its sublease income estimates for Seattle area restructured office space to reflect current information. These items resulted in additional restructuring-related expenses of $10 million primarily associated with ongoing lease obligations.

Restructuring-related charges were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Asset impairments	$—	$7,225	$—	$65,973
Continuing lease obligations	—	49,713	9,078	84,005
Termination benefits	—	(327)	—	14,761
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	2,039	896	8,171

	$—	$58,650	$9,974	$172,910

At June 30, 2002, the accrued liability associated with restructuring-related and other charges was $45 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at June 30, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations, net of estimated sub-lease income (See Note 8)	$53,187	$9,078	$(23,941)	$38,324	$17,035	$21,289
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees, and other miscellaneous restructuring costs	8,190	896	(2,372)	6,714	6,714	—

	$61,438	$9,974	$(26,374)	$45,038	$23,749	$21,289

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Note 6.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Gain (loss) on sale of marketable securities, net	$438	$(337)	$813	$(406)
Foreign-currency transaction gains (losses), net	(355)	76	(51)	(1,190)
Loss on disposal of fixed assets, net	(17)	(23)	(614)	(87)
Miscellaneous state, foreign, and other taxes	(256)	(1,765)	(343)	(4,496)
Other miscellaneous gains (losses), net	(212)	871	(112)	1,117

	$(402)	$(1,178)	$(307)	$(5,062)

Note 7.    OTHER GAINS (LOSSES), NET

Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Foreign-currency gains (losses) on 6.875% PEACS	$(70,787)	$22,876	$(64,760)	$68,690
Gain (loss) on sale of Euro-denominated investments, net	2,620	(6,216)	2,227	(6,216)
Other-than-temporary impairment losses, equity investments	(5,273)	(4,858)	(5,362)	(41,026)
Gain on sale of equity investments, net	10,103	—	10,103	—
Contract termination, Kozmo.com	—	—	—	22,400
Warrant remeasurements and other	(117)	(487)	(146)	1,324

	$(63,454)	$11,315	$(57,938)	$45,172

Currency gains and losses arising from the remeasurement of the 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.”

During the three months ended June 30, 2002, the Company sold certain of its equity investments, which resulted in a net gain of $10 million.

The Company holds warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise (“net share warrants”) are deemed derivative financial instruments under the provisions of SFAS No. 133. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations in the period of change.

Note 8.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently leases office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $16 million and $25 million

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

for the three months ended June 30, 2002 and 2001, respectively, and $31 million and $50 million for the six months ended June 30, 2002 and 2001, respectively.

Contractual commitments associated with the Company’s operational restructuring, indebtedness, lease obligations, and marketing agreements are as follows (in thousands):

	Six Months Ending December 31, 2002	Year Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Restructuring-related commitments:
Leases	$12,438	$6,410	$2,761	$2,770	$3,036	$10,909	$38,324
Other	3,677	3,037	—	—	—	—	6,714

Restructuring-related commitments	16,115	9,447	2,761	2,770	3,036	10,909	45,038

Other commitments:
Debt principal and other (1)	2,390	4,462	2,004	74	—	2,188,352	2,197,282
Debt interest (1)	29,683	124,875	138,078	138,078	138,078	397,250	966,042
Capital leases	5,364	7,510	567	—	—	—	13,441
Operating leases	30,121	54,377	45,606	39,566	39,502	206,601	415,773
Marketing agreements	6,123	925	—	—	—	—	7,048

Other commitments	73,681	192,149	186,255	177,718	177,580	2,792,203	3,599,586

Total commitments	$89,796	$201,596	$189,016	$180,488	$180,616	$2,803,112	$3,644,624

(1)
Principal and interest payments due under the Company’s 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/U.S. dollar exchange ratio.

Long-term capital lease obligations are as follows (in thousands):

June 30, 2002
Gross capital lease obligations	$13,441
Less imputed interest	(811)

Present value of net minimum lease payments	12,630
Less current portion	(9,422)

Long-term capital lease obligations	$3,208

Restructuring-related lease obligations are as follows (in thousands):

	Six Months Ending December 31, 2002	Years Ending December 31,
		2003	2004	2005	2006	Thereafter	Total
Gross lease obligations	$14,168	$14,978	$10,632	$10,159	$10,498	$37,038	$97,473
Estimated sub-lease income (1)	1,730	8,568	7,871	7,389	7,462	26,129	59,149

Lease obligations, net	$12,438	$6,410	$2,761	$2,770	$3,036	$10,909	$38,324

(1)	At June 30, 2002, the Company had signed contractual sub-lease agreements covering $11 million in future payments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Pledged Securities

The Company has pledged a portion of its marketable securities as collateral for standby letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign-exchange rate risk on a portion of its 6.875% PEACS; and some of its real estate lease agreements. The amount of marketable securities the Company is required to pledge pursuant to the swap agreement fluctuates with the fair market value of the swap obligation. The change in the amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Swap Agreement	Real Estate Leases	Total
Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(22,044)	(19,916)	(578)	(42,538)

Balance at June 30, 2002	$55,591	$28,582	$40,079	$124,252

Legal Proceedings

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

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position, or cash flows in a particular period.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Inventory Suppliers

During the six months ended June 30, 2002, approximately 21% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounted for over 10% of all inventory purchases. No other vendors exceeded 10% of purchases during this period. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 9.    COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(93,553)	$(168,359)	$(116,703)	$(402,490)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	9,624	(727)	8,423	(1,381)
Net unrealized gains (losses) on available-for-sale securities	16,221	(17,277)	10,849	(48,960)
Net unrealized gains (losses) on Euro-based currency swap	5,182	(2,724)	9,202	(9,024)
Reclassification of currency gains on 6.875% PEACS	—	—	—	(9,811)
Cumulative effect of accounting change to adopt SFAS No. 133	—	—	—	(12,294)

Other comprehensive income (loss)	31,027	(20,728)	28,474	(81,470)

Comprehensive loss	$(62,526)	$(189,087)	$(88,229)	$(483,960)

Activity in other comprehensive income (loss) relating to the Euro-based currency swap was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Remeasurement of swap to fair value	$13,814	$(5,514)	$17,099	$(16,246)
Reclassification of losses (gains) to offset currency gains and losses on hedged portion of 6.875% PEACS included in net loss	(8,632)	2,790	(7,897)	7,222

	$5,182	$(2,724)	$9,202	$(9,024)

The Company is not able to predict future gains or losses due to the remeasurement of the hedged portion of the 6.875% PEACS and equivalent reclassifications of losses or gains on the swap contract from accumulated other comprehensive loss to earnings.

Note 10.    SEGMENT INFORMATION

The Company presents information to its chief operating decision maker in four segments: North America Books, Music, and DVD/Video (“BMVD”); North America Electronics, Tools, and Kitchen (“ETK”);

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

International; and Services. Accordingly, the Company discloses its segment financial information along these lines. During the second quarter 2002, the Company launched www.amazon.ca and has incorporated its results into BMVD (formerly referred to as U.S. Books, Music, and DVD/Video segment).

BMVD Segment

The BMVD segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com and www.amazon.ca for books, music, and DVD/video products and for magazine subscription commissions from www.amazon.com. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace, and revenues from stores offering these products through the Company’s Syndicated Stores Program (where the Company operates a co-branded e-commerce Web site under a third-party seller’s name and URL, which utilizes the Company’s e-commerce features and technology, and sells the Company’s products), such as www.borders.com. This segment will also include amounts earned from offerings of these products by third-party sellers, if any, through the Company’s Merchant@amazon.com Program (where a third-party seller offers its products for sale on the Company’s Web site in the Company’s retail stores or in a co-branded store, or both).

ETK Segment

The ETK segment includes revenues, direct costs, and cost allocations associated with www.amazon.com retail sales of electronics, computers, kitchen products and housewares, camera and photo items, software, cell phones and service, tools and hardware, outdoor living and other items, as well as catalog sales of toys, and tools and hardware. This segment also includes commissions earned from sales of these and other products, new or used, through Amazon Marketplace on www.amazon.com and amounts earned from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including Circuit City, and will include revenues from stores offering these products, if any, through the Syndicated Stores Program.

International Segment

The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the following internationally-focused Web sites of the Company: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service, and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts earned from sales of products, new or used, through Amazon Marketplace and revenues from stores offering products through the Company’s internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk, and will include other amounts earned from sales of products by third-party sellers through the Company’s Merchant@amazon.com Program. Export sales from www.amazon.com, and www.amazon.ca are not included in the International segment.

Services Segment

The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business commercial agreements, which will include the Merchant Program (where the Company operates a third-party seller’s e-commerce Web site under the third-party seller’s name and URL, which utilizes the Company’s e-commerce services, features and technology, and sells the third-party seller’s products) and, to the extent full product categories are not also offered by the Company through its online retail stores, the Merchant@amazon.com Program, as well as miscellaneous marketing, promotional, and other agreements.

Included in Services segment revenues are equity-based service revenues of $5 million and $8 million for the three months ended June 30, 2002 and 2001, respectively, and $10 million and $17 million for the six months ended June 30, 2002 and 2001, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other costs are not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal transactions between the Company’s reporting segments.

The Company measures the results of operations of its reportable segments using a pro forma measure. Pro forma results from operations, which exclude stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges, are not in conformity with accounting principles generally accepted in the United States.

Information on reportable segments and reconciliation to consolidated net loss is as follows:

Three Months Ended June 30, 2002:

	North America
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total	International	Services	Consolidated
Net sales	$411,727	$128,431	$540,158	$218,457	$46,990	$805,605
Gross profit	123,673	18,518	142,191	47,369	28,607	218,167
Pro forma income (loss) from operations	49,093	(18,498)	30,595	(10,187)	5,586	25,994
Stock-based compensation						(23,148)
Amortization of other intangibles						(1,374)
Total non-operating expenses, net						(93,857)
Equity in losses of equity-method investees, net						(1,168)

Net loss						$(93,553)

Three Months Ended June 30, 2001:

	North America
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total	International	Services	Consolidated
Net sales	$389,723	$110,957	$500,680	$128,346	$38,599	$667,625
Gross profit	110,844	13,159	124,003	29,365	26,352	179,720
Pro forma income (loss) from operations	38,967	(41,322)	(2,355)	(29,993)	4,339	(28,009)
Stock-based compensation						(2,351)
Amortization of goodwill and other intangibles						(50,830)
Restructuring-related and other						(58,650)
Total non-operating expenses, net						(18,204)
Equity in losses of equity-method investees, net						(10,315)

Net loss						$(168,359)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Six Months Ended June 30, 2002:

	North America
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total	International	Services	Consolidated
Net sales	$854,765	$254,634	$1,109,399	$443,977	$99,651	$1,653,027
Gross profit	246,808	37,941	284,749	96,373	60,170	441,292
Pro forma income (loss) from operations	95,456	(39,254)	56,202	(21,451)	15,901	50,652
Stock-based compensation						(34,079)
Amortization of other intangibles						(3,353)
Restructuring-related and other						(9,974)
Total non-operating expenses, net						(117,838)
Equity in losses of equity-method investees, net						(2,912)
Cumulative effect of change in accounting principle						801

Net loss						$(116,703)

Six Months Ended June 30, 2001:

	North America
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total	International	Services	Consolidated
Net sales	$799,309	$227,464	$1,026,773	$260,451	$80,757	$1,367,981
Gross profit	219,963	30,379	250,342	57,415	54,560	362,317
Pro forma income (loss) from operations	66,592	(87,155)	(20,563)	(64,562)	8,515	(76,610)
Stock-based compensation						(5,267)
Amortization of goodwill and other intangibles						(101,661)
Restructuring-related and other						(172,910)
Total non-operating expenses, net						(12,029)
Equity in losses of equity-method investees, net						(23,490)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$(402,490)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to help identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma operating and net income, net sales and free cash flow, each of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into, maintain, and develop relationships with third party sellers and other strategic transactions, fluctuations in the value of securities and non-cash payments we receive in connection with such transactions, foreign currency risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in the section entitled “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

Significant Accounting Policies

Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value, which requires us to make judgments, based on currently-available information, about the likely method of disposition (whether through sales to individual customers, returns to product vendors, or liquidations), and expected recoverable values of each disposition category. Based on this evaluation, which is applied consistently from period to period, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value.

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

Product sales, net of promotional gift certificates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier (commonly referred to as “F.O.B. Shipping Point”). Return allowances (which reduce product revenue by our best estimate of expected product returns) are estimated using historical experience.

Commissions received on sales of products through Amazon Marketplace, as well as commissions earned through our Merchant@amazon.com Program (as defined below), are recorded as a net amount since we are acting as an agent in such transactions. In addition, while we have not yet recognized revenue from our Merchant Program (as defined below), we expect to record these commissions as a net amount. Amounts earned are recognized as net sales when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for refunds on such commissions using historical experience.

We earn revenues from services primarily by entering into business-to-business commercial agreements, including providing our technology services such as search, browse, and personalization; permitting third parties to offer products or services through our Web sites; and powering third-party Web sites, providing fulfillment services, or both. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we receive cash, equity securities, or a combination thereof. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect our ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. We generally recognize revenue from these services on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

Included in Services segment revenues are equity-based service revenues of $5 million and $8 million for the three months ended June 30, 2002 and 2001, respectively, and $10 million and $17 million for the six months ended June 30, 2002 and 2001, respectively.
We have in the past, and may in the future, amend our agreements with certain of the companies with which we have commercial agreements to modify future cash proceeds to be received by us, modify the service term of our commercial agreements, or both. Although these amendments do not affect the amount of unearned revenue previously recorded by us (if any), the timing of future revenue recognition changes to correspond with the terms of amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these commercial agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

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

Accounting for Goodwill and Certain Other Intangibles

Effective July 1, 2001, we adopted certain provisions of SFAS No. 141, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. We evaluated our intangible assets and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We completed our first phase impairment analysis and found no instances of impairment of our recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

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

Results of Operations

Net Sales

Net sales include the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on Amazon Marketplace; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) for sales of retail products through our Merchant@amazon.com Program (where a third party seller offers its products for sale on our Web site in our retail stores or in a co-branded store, or both), including our strategic alliances with Toysrus.com, Inc. and Circuit City; the selling price of consumer products sold by us through our Syndicated Stores Program (where we operate a co-branded e-commerce Web site under a third party seller’s name and URL, which utilizes our e-commerce features and technology and sells our products), such as www.borders.com; amounts we will earn (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant Program (where we operate a third-party seller’s
e-commerce Web site under the third-party seller’s name and URL, which utilizes our e-commerce services, features and technology, and sells the third-party seller’s products), such as Target.com, which is scheduled to launch in the third quarter of 2002; amounts earned from third parties who utilize our technology services such as search, browse, and personalization; and amounts earned for miscellaneous marketing and promotional agreements.

Net sales were $806 million and $668 million for the three months ended June 30, 2002 and 2001, respectively, and $1.7 billion and $1.4 billion for the six months ended June 30, 2002 and 2001, respectively, representing increases of 21% for each respective period. The increase in net sales dollars were primarily attributable to our International segment and our North America Books, Music, and DVD/Video (“BMVD”) segment, which increased $90 million and $22 million for the three months ended June 30, 2002, respectively, and $184 million and $55 million for the six months ended June 30, 2002, respectively.

Net sales for our BMVD segment were $412 million and $390 million for the three months ended June 30, 2002 and 2001, respectively, and $855 million and $799 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 6% and 7%, respectively. This segment includes retail sales from www.amazon.com and www.amazon.ca of books, music, and DVD/video products and for magazine subscription commissions from www.amazon.com. This segment also includes commissions from sales of these products, new or used, through Amazon Marketplace and revenues from stores offering these products through our Syndicated Stores Program, such as www.borders.com. This segment will also include amounts earned from offerings of these products by third-party sellers, if any, under our Merchant@amazon.com Program. The increase in net sales for our BMVD segment reflects the increase in units sold (including the increase in sales through our Amazon Marketplace), offset by price reductions on books over $15 and the introduction of our new shipping offer at www.amazon.com that offers free shipping for certain orders.

Net sales for our North America Electronics, Tools, and Kitchen (“ETK”) segment were $128 million and $111 million for the three months ended June 30, 2002 and 2001, respectively, and $255 million and $227 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 16% and 12%, respectively. This segment includes www.amazon.com retail sales of electronics, computers, kitchen and housewares, camera and photo items, software, cell phones and service, tools and hardware, outdoor living and other items, as well as catalog sales of toys and tools and hardware. This segment also includes commissions earned from sales of these and other products, new or used, through Amazon Marketplace on www.amazon.com and amounts earned from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including Circuit City, and will include revenues from stores offering these products, if any, through our Syndicated Stores Program. The growth in our ETK segment is attributable to change in mix of product sales towards products with generally higher average selling prices, as well as an increase in units sold.

Net sales for our International segment were $218 million and $128 million for the three months ended June 30, 2002 and 2001, respectively, and $444 million and $260 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 70% for each respective period. This segment includes all retail sales of the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service, and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts from sales of products, new or used, through Amazon Marketplace and revenues from stores offering products through our internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk, and will include other amounts earned from sales of products by third-party sellers through our Merchant@amazon.com Program. Export sales from www.amazon.com and www.amazon.ca are not included in the International segment. The increase in net sales from our International segment results from increased unit sales in each of the four internationally-focused Web sites, and to a lesser extent, the introduction of Amazon Marketplace to www.amazon.co.uk and www.amazon.de in March 2002. The future growth for our International segment may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results—We Have Foreign Currency Risk.”

Net sales for our Services segment were $47 million and $39 million for the three months ended June 30, 2002 and 2001, respectively, and $100 million and $81 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 22% and 23%, respectively. This segment consists of commissions, fees and other amounts earned from our business-to-business commercial agreements, which will include our Merchant Program and, to the extent full product categories are not also offered by us through our online retail stores, our Merchant@amazon.com Program, as well as miscellaneous marketing, promotional, and other agreements. The increase in net sales from our Services segment is attributable to our Merchant@amazon.com Program. The amount of compensation we receive under certain of these services agreements is dependent on the volume of sales that the other company makes. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping revenue, which consists of outbound shipping charges to our customers, across all segments was $81 million and $76 million for the three months ended June 30, 2002 and 2001, respectively, and $171 million and $159 million for the six months ended June 30, 2002 and 2001, respectively. Shipping revenue does not include any commissions earned from Amazon Marketplace. Shipping revenue generally corresponds with unit sales levels, offset by our periodic free and reduced-fee shipping promotions. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more, and in June 2002 we introduced a long-term test and reduced this amount to $49 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites, and may offer other free or reduced-fee shipping options over time. The effect of these shipping offers will reduce shipping revenue as a percentage of sales, and will cause our gross margins on retail sales to decline.

We expect net sales to be between $780 million and $830 million for the quarter ending September 30, 2002 and net sales to grow by over 18% in 2002 compared to 2001. However, any such projections are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.”

Gross Profit

Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and certain costs associated with our service revenues. Costs associated with our service revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees, and other related costs.

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

Gross profit was $218 million and $180 million for the three months ended June 30, 2002 and 2001, respectively and $441 million and $362 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 21% and 22%, respectively. Gross margin was 27% for each of the three months ended June 30, 2002 and 2001, and 27% and 26% for the six months ended June 30, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit primarily correspond with increases in units sold (including increased product sales through Amazon Marketplace), improvements in transportation and inventory management, improved product sourcing, as well as growth in our Services segment, offset by price reductions on books over $15 and the introduction of our free shipping option. We intend to continue to focus on lowering prices for customers over time.

Gross profit for our BMVD segment was $124 million and $111 million for the three months ended June 30, 2002 and 2001, respectively, and $247 million and $220 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 12% for each respective period. Gross margin was 30% and 28% for the three months ended June 30, 2002 and 2001, respectively, and 29% and 28% for the six months ended June 30, 2002 and 2001, respectively. The slight improvement in gross margin in comparison with the prior year period corresponds with the higher margin sales of new and used products sold through Amazon Marketplace, improvements in transportation and inventory management, and continued improvements in product sourcing, offset by higher customer discounts and our free shipping offer.

Gross profit for our ETK segment was $19 million and $13 million for the three months ended June 30, 2002 and 2001, respectively, and $38 million and $30 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 41% and 25%, respectively. Gross margin was 14% and 12% for the three months ended June 30, 2002 and 2001, respectively, and 15% and 13% for the six months ended June 30, 2002 and 2001, respectively. Gross margin was positively affected by improvements in product sourcing and vendor management, improvements in transportation and inventory management, and increased product sales through Amazon Marketplace, offset by higher customer discounts and our free shipping offer.

During 2002, sales of products through Amazon Marketplace increased significantly in comparison to the prior year periods. If product sales through Amazon Marketplace continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader customer discounts, free shipping offers, and other promotions.

Gross profit for our International segment was $47 million and $29 million for the three months ended June 30, 2002 and 2001, respectively, and $96 million and $57 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 61% and 68%, respectively. Gross margin was 22% and 23% for the three months ended June 30, 2002 and 2001, respectively, and 22% for each of the six months ended June 30, 2002 and 2001. The increase in our absolute gross profit dollars reflects increases in units sold by each of our internationally-focused Web sites in comparison with the same periods in the prior year.

Gross profit for our Services segment was $29 million and $26 million for the three months ended June 30, 2002 and 2001, respectively, and $60 million and $55 million for the six months ended June 30, 2002 and 2001, respectively, representing increases of 9% and 10%, respectively. Costs associated with our service revenues generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees, and other related costs. Gross margin was 61% and 68% for the three months ended June 30, 2002 and 2001, respectively, and 60% and 68% for the six months ended June 30, 2002 and 2001, respectively. Gross profit from our Services segment largely corresponds with revenues from our commercial agreements, which will include our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, the Merchant@amazon.com Program, as well as amounts earned through miscellaneous marketing and promotional agreements. The decline in gross margin from our Services segment relates to service costs classified in cost of sales resulting from the shift in the mix of our strategic relationships towards alliances that incorporate a broader range of services, including fulfillment. Also contributing to the decline in Services gross margin was a reduction in high-margin marketing and promotional agreements. We expect Services segment margins will continue to decline over the next year since high-margin marketing arrangements are expected to represent a lower percentage of our overall revenue mix for this segment. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping results across all segments was a profit of $2 million and a loss of $2 million for the three months ended June 30, 2002 and 2001, respectively. Shipping results across all segments was a profit of $1 million and a loss of $6 million for the six months ended June 30, 2002 and 2001, respectively. The improvement in shipping results is due, in part, to decreases in split and long-zone shipments and increases in injection shipping (where we deliver to shipping hubs large quantities of items destined for similar geographic locations), offset by the effect of free and reduced-rate shipping options. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that shipping promotions are an effective marketing tool. In

January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more, and in June 2002 we introduced a long-term test and reduced this amount to $49 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites and may offer other free or reduced-fee shipping options over time. The effect of these shipping offers will reduce shipping revenue as a percentage of sales, and will cause gross margins on retail sales to decline.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers who assist us in fulfillment and customer service operations. Certain fulfillment-related costs incurred on behalf of third-party sellers, excluding those costs associated with Syndicated Stores, are classified as cost of sales rather than fulfillment. Fulfillment costs were $86 million for each of the three months ended June 30, 2002 and 2001, representing 11% and 13% of net sales for the corresponding periods. Fulfillment costs were $176 million and $184 million for the six months ended June 30, 2002 and 2001, respectively, representing 11% and 13% of net sales for the corresponding periods. Excluding net sales from our Services segment, fulfillment costs represent 11% and 14% of net sales for the three months ended June 30, 2002 and 2001, respectively, and 11% and 14% for the six months ended June 30, 2002 and 2001, respectively. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity, the increase in units fulfilled helping to leverage our fixed-cost base, a decline in customer service contacts resulting from improvements in our operations and enhancements to our customer self-service features available on our Web sites, and the closure of our fulfillment centers in McDonough, Georgia and Seattle, Washington, and customer service centers in The Hague, Netherlands and Seattle, Washington. Such improvements were partially offset by increases in medical benefit costs paid on behalf of employees.

Marketing

Marketing expenses consist of advertising, promotional, and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $29 million and $35 million, representing 4% and 5% of net sales, for the three months ended June 30, 2002 and 2001, respectively, and $61 million and $71 million, representing 4% and 5% of net sales, for the six months ended June 30, 2002 and 2001, respectively. Declines in expense for marketing-related activities in comparison to the prior year period reflect management efforts to target advertising spending in channels considered most effective at driving incremental net sales (such as targeted online advertising through various Web portals and our Associates Program) as well as reduced rates charged to us for online marketing. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more, and in June 2002 we introduced a long-term test and reduced this amount to $49 or more. We offer or may offer a similar shipping option for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such offers as an effective marketing tool.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $58 million and $65 million for the three months ended June 30, 2002 and 2001, respectively, representing 7% and 10% of net sales for the corresponding periods, respectively, and $114 million and $135 million for the six months ended June 30, 2002 and 2001, respectively, representing 7% and 10% of net sales for the corresponding periods, respectively. Included in technology and content expense for the three months and six months ended June 30, 2002 is $2 million of costs associated with ongoing lease payment obligations for certain networking equipment that was removed from service during the second quarter of 2002.

The decline in absolute dollars spent for each comparative period primarily reflects our migration to a technology platform that utilizes a less-costly technology infrastructure, as well as improved expense management and general price reductions in most expense categories. Such improvements were partially offset by increases in our payroll-related taxes associated with exercises of employee stock options. We expect to continue to invest in technology and improvements to our Web sites during the remainder of 2002, which may include, but is not limited to, offering additional Web site features and product categories to our customers and implementing additional strategic alliances, as well as potentially continuing our international expansion.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees, and other general corporate expenses. General and administrative expenses were $19 million and $23 million for the three months ended June 30, 2002 and 2001, respectively, representing 2% and 3% of net sales for the corresponding periods, respectively, and $40 million and $49 million for the six months ended June 30, 2002 and 2001, respectively, representing 2% and 4% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs for each comparative period is attributable to a reduction in our legal costs, a decline in facility and depreciation costs due to our operational restructuring plan that consolidated our corporate office locations, and continued efforts to improve efficiency. Such improvements were partially offset by increases in our payroll-related taxes associated with exercises of employee stock options, as well as increases in medical benefit costs paid on behalf of employees.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Stock-based compensation was $23 million (of which $22 million was associated with variable accounting treatment) and $2 million (of which $4 million was associated with variable accounting treatment, offset by expense recoveries associated with the termination of certain acquisition-related employees prior to vesting in stock-based compensation awards) for the three months ended June 30, 2002 and 2001, respectively, and $34 million (of which $31 million was associated with variable accounting treatment) and $5 million (of which $4 million was associated with variable accounting treatment) for the six months ended June 30, 2002 and 2001, respectively.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 50 million and 66 million, or 13% and 18% of our outstanding common stock, at June 30, 2002 and December 31, 2001, respectively.

The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of sales	$263	$43	$373	$43
Fulfillment	3,576	736	5,238	738
Marketing	1,430	456	2,304	480
Technology and content	12,245	(212)	18,069	2,656
General and administrative	5,634	1,328	8,095	1,350

	$23,148	$2,351	$34,079	$5,267

Variable accounting treatment will result in unpredictable and potentially significant charges or credits recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. We have quantified the hypothetical effect on “Stock-based compensation” associated with increases in the quoted price of our common stock using a sensitivity analysis for our outstanding stock options subject to variable accounting at June 30, 2002. We have provided this information to provide additional insight into the potential volatility we may experience in the future in our results of operations to the extent that the quoted price for our common stock is above $13.375. This sensitivity analysis is not a prediction of future performance of the quoted prices of our common stock. Using the following hypothetical market prices of our common stock above $13.375 (including the actual expense associated with options exercised and no longer subject to future variability), our hypothetical cumulative compensation expense at June 30, 2002 resulting from variable accounting treatment would have been as follows:

Hypothetical Increase Over $13.375	Hypothetical Market Price per Share	Hypothetical Cumulative Compensation Expense	Hypothetical vs. Cumulative Compensation Expense June 30, 2002
		(in thousands)
5%	$14.04	$16,463	($15,027)
10%	$14.71	$21,161	($10,329)
15%	$15.38	$25,858	($ 5,632)
25%	$16.72	$35,252	$ 3,762
50%	$20.06	$58,738	$27,248

As of June 30, 2002, cumulative compensation expense associated with variable accounting treatment was $31 million, of which $11 million is associated with options exercised and no longer subject to future variability.

Actual variable-accounting related compensation could differ significantly from the above illustration in instances where options are exercised during a period at prices that differ from the closing stock price for the reporting period.

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

We expect that, by the beginning of 2003, we will expense our future stock-based awards, either due to a change in accounting policy, the issuance of alternative forms of equity compensation, or both.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $1 million and $51 million for the three months ended June 30, 2002 and 2001, respectively, and $3 million and $102 million for the six months ended June 30, 2002 and 2001, respectively. The decline in amortization of goodwill and intangibles primarily results from our adoption of SFAS No. 141, which resulted in $25 million of intangible assets, comprised of assembled workforce intangibles, being subsumed into goodwill, and our adoption of SFAS No. 142, which requires that goodwill no longer be amortized.

Restructuring-Related and Other

No restructuring-related and other expenses were recorded during three months ended June 30, 2002. Restructuring-related and other expenses were $59 million for the three months ended June 30, 2001, and $10 million and $173 million for the six months ended June 30, 2002 and 2001, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, consolidate certain of our fulfillment and customer service operations, and migrate a large portion of our technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical, and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Each component of the restructuring plan is complete, however, we may prospectively adjust our estimates of future sub-lease income, if necessary. Actual termination benefits paid were $12 million.

During the first quarter 2002 we permanently closed our fulfillment center in Seattle. Additionally, we revised our sublease income estimates for Seattle area restructured office space to reflect current information. These items resulted in additional restructuring-related expenses for the first quarter of 2002 of $10 million primarily associated with ongoing lease obligations.

Restructuring-related charges were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Asset impairments	$—	$7,225	$—	$65,973
Continuing lease obligations		49,713	9,078	84,005
Termination benefits	—	(327)	—	14,761
Broker commissions, professional fees, and other miscellaneous restructuring costs		2,039	896	8,171

	$—	$58,650	$9,974	$172,910

At June 30, 2002, the accrued liability associated with restructuring-related and other charges was $45 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at June 30, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations, net of estimated sublease income	$53,187	$9,078	$(23,941)	38,324	$17,035	$21,289
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees, and other miscellaneous restructuring costs	8,190	896	(2,372)	6,714	6,714	—

	$61,438	$9,974	$(26,374)	$45,038	$23,749	$21,289

Cash payments resulting from our operational restructuring were $13 million and $11 million for the three months ended June 30, 2002 and 2001, respectively, and $26 million and $20 million for the six months ended June 30, 2002 and 2001, respectively. We anticipate the restructuring charges will result in the following additional net cash outflows (in thousands):

	Leases	Other	Total
Six Months Ending December 31, 2002	$12,438	$3,677	$16,115
Years Ending December 31, 2003	6,410	3,037	9,447
2004	2,761	—	2,761
2005	2,770	—	2,770
2006	3,036	—	3,036
Thereafter	10,909	—	10,909

Total estimated cash outflows	$38,324	$6,714	$45,038

Restructuring-related lease obligations are as follows (in thousands):

	Six Months Ending December 31, 2002	Years Ending December 31,
		2003	2004	2005	2006	Thereafter	Total
Gross lease obligations	$14,168	$14,978	$10,632	$10,159	$10,498	$37,038	$97,473
Estimated sub-lease income (1)	1,730	8,568	7,871	7,389	7,462	26,129	59,149

Lease obligations, net	$12,438	$6,410	$2,761	$2,770	$3,036	$10,909	$38,324

(1)	At June 30, 2002, the Company had signed contractual sub-lease agreements covering $11 million in future payments.

Income (Loss) from Operations

Our results from operations was income of $1 million and loss of $140 million for the three months ended June 30, 2002 and 2001, respectively, and income of $3 million and loss of $356 million for the six months ended June 30, 2002 and 2001, respectively. The improvement in operating results in comparison with the prior year was attributable to an increase in gross profit; a reduction in certain operating costs including marketing, technology and content, and general and administrative; declines in restructuring-related charges; as well as a decline in amortization of goodwill and other intangibles primarily due to the adoption of SFAS No. 142. Although we reported operating income of $3 million for the first six months of 2002, we believe that this positive operating result is not predictive of future results or trends and should not be viewed as a material positive event for a variety of reasons. For example, we continue to be unable to forecast the effect on our future reported results associated with variable accounting treatment on certain of our employee stock options.

Net Interest Expense

Net interest expense was $30 million and $28 million for the three months ended June 30, 2002 and 2001, respectively, and $60 million and $52 million for the six months ended June 30, 2002 and 2001, respectively. Interest income was $6 million and $7 million for the three months ended June 30, 2002 and 2001, respectively, and $11 million and $17 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense was $36 million and $35 million for the three months ended June 30, 2002 and 2001, respectively, and $71 million and $69 million for the six months ended June 30, 2002 and 2001, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense is primarily related to our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”), 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”), and our 10% Senior Discount Notes due 2008 (“Senior Discount Notes”). At June 30, 2002, our total long-term indebtedness was $2.22 billion.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Gain (loss) on sale of marketable securities, net	$438	$(337)	$813	$(406)
Foreign-currency transaction gains (losses), net	(355)	76	(51)	(1,190)
Loss on disposal of fixed assets, net	(17)	(23)	(614)	(87)
Miscellaneous state, foreign, and other taxes	(256)	(1,765)	(343)	(4,496)
Other miscellaneous gains (losses), net	(212)	871	(112)	1,117

	$(402)	$(1,178)	$(307)	$(5,062)

Other Gains (Losses), Net

Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Foreign-currency gain (loss) on 6.875% PEACS	$(70,787)	$22,876	$(64,760)	$68,690
Gain (loss) on sale of Euro-denominated investments, net	2,620	(6,216)	2,227	(6,216)
Other-than-temporary impairment losses, equity investments	(5,273)	(4,858)	(5,362)	(41,026)
Gain on sale of equity investments, net	10,103	—	10,103	—
Contract termination, Kozmo.com	—	—	—	22,400
Warrant remeasurements and other	(117)	(487)	(146)	1,324

	$(63,454)	$11,315	$(57,938)	$45,172

Foreign currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. dollars each period, which we are unable to predict, are recorded to “Other gains (losses), net.”

During the three months ended June 30, 2002, we sold certain of our equity investments, which resulted in a net gain of $10 million.
We hold warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise are deemed derivative financial instruments under the provisions of SFAS No. 133. Such warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations in the period of change.

Equity in Losses of Equity-Method Investees

Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This influence is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Equity-method losses were $1 million and $10 million for the three months ended June 30, 2002 and 2001, respectively, and $3 million and $23 million for the six months ended June 30, 2002 and 2001, respectively. Equity-method losses declined in the three months and six months ended June 30, 2002 in comparison with the comparable prior year periods because past equity-method losses have reduced many of our underlying investment balances until the recorded basis was zero. Our basis in equity-method investments was $3 million and $10 million at June 30, 2002 and December 31, 2001, respectively. As equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments, equity-method losses to continue to decline.

Income Taxes

We provided for current and deferred income taxes in state and foreign jurisdictions where our subsidiaries produce taxable income. As of June 30, 2002, we have a net deferred tax asset of $2 million, which consists primarily of state net operating losses. We have provided a full valuation allowance against the remaining portion of our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Net Loss

Net loss was $94 million and $168 million for the three months ended June 30, 2002 and 2001, respectively, and $117 million and $402 million for the six months ended June 30, 2002 and 2001, respectively. The improvement in net loss in comparison with the prior year period is attributable to improvements in our results from operations, offset by losses associated with the remeasurement of our 6.875% PEACS from Euros to U.S. dollars. We are unable to forecast the effect on our future reported results of certain items, including the gain or loss associated with our 6.875% PEACS that will result from fluctuations in foreign exchange rates and the effect on our results associated with variable accounting treatment on certain of our employee stock options.

Pro Forma Results of Operations

We provide certain pro forma information regarding our results from operations, which excludes the following line items on our consolidated statements of operations:

•	stock-based compensation,

•	amortization of goodwill and other intangibles, and

•	restructuring-related and other charges.

We also provide certain pro forma information regarding our net loss, which excludes, in addition to the line items described above, the following line items on our consolidated statements of operations:

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

The following is a reconciliation of our pro forma results for the three months ended June 30, 2002 and 2001. Interim reconciliations are consistent with full-year presentation.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	As Reported (1)	Pro Forma Adjustments	Pro Forma	As Reported (1)	Pro Forma Adjustments	Pro Forma
		(in thousands)			(in thousands)
		(unaudited)			(unaudited)
Net sales	$805,605	$—	$805,605	$667,625	$—	$667,625
Cost of sales	587,438	—	587,438	487,905	—	487,905

Gross profit	218,167	—	218,167	179,720	—	179,720
Operating expenses:
Fulfillment	85,751	—	85,751	85,583	—	85,583
Marketing	28,832	—	28,832	34,658	—	34,658
Technology and content	58,165	—	58,165	64,710	—	64,710
General and administrative	19,425	—	19,425	22,778	—	22,778
Stock-based compensation	23,148	(23,148)	—	2,351	(2,351)	—
Amortization of goodwill and intangibles	1,374	(1,374)	—	50,830	(50,830)	—
Restructuring-related and other	—	—	—	58,650	(58,650)	—

Total operating expenses	216,695	(24,522)	192,173	319,560	(111,831)	207,729

Income (loss) from operations	1,472	24,522	25,994	(139,840)	111,831	(28,009)
Interest income	5,650	—	5,650	6,807	—	6,807
Interest expense	(35,651)	—	(35,651)	(35,148)	—	(35,148)
Other expense, net	(402)	—	(402)	(1,178)	—	(1,178)
Other gains (losses), net	(63,454)	63,454	—	11,315	(11,315)	—

Total non-operating expenses, net	(93,857)	63,454	(30,403)	(18,204)	(11,315)	(29,519)

Loss before equity in losses of equity-method investees	(92,385)	87,976	(4,409)	(158,044)	100,516	(57,528)
Equity in losses of equity-method investees, net	(1,168)	1,168	—	(10,315)	10,315	—

Net loss	(93,553)	89,144	$(4,409)	$(168,359)	$110,831	$(57,528)

Net cash provided by operating activities	$4,637		$4,637	$2,485		$2,485

Basic and diluted loss per share:	$(0.25)	$0.24	$(0.01)	$(0.47)	$0.31	$(0.16)

Shares used in computation of basic and diluted loss per share	376,937		376,937	359,752		359,752

(1)	In accordance with accounting principles generally accepted in the United States.

The following is a reconciliation of our pro forma results for the six months ended June 30, 2002 and 2001. Interim reconciliations are consistent with full-year presentation.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	As Reported (1)	Pro Forma Adjustments	Pro Forma	As Reported (1)	Pro Forma Adjustments	Pro Forma
		(in thousands)			(in thousands)
		(unaudited)			(unaudited)
Net sales	$1,653,027	$—	$1,653,027	$1,367,981	$—	$1,367,981
Cost of sales	1,211,735	—	1,211,735	1,005,664	—	1,005,664

Gross profit	441,292	—	441,292	362,317	—	362,317
Operating expenses:
Fulfillment	175,566	—	175,566	183,831	—	183,831
Marketing	61,076	—	61,076	71,296	—	71,296
Technology and content	113,662	—	113,662	134,994	—	134,994
General and administrative	40,336	—	40,336	48,806	—	48,806
Stock-based compensation	34,079	(34,079)	—	5,267	(5,267)	—
Amortization of goodwill and intangibles	3,353	(3,353)	—	101,661	(101,661)	—
Restructuring-related and other	9,974	(9,974)	—	172,910	(172,910)	—

Total operating expenses	438,046	(47,406)	390,640	718,765	(279,838)	438,927

Income (loss) from operations	3,246	47,406	50,652	(356,448)	279,838	(76,610)
Interest income	11,302	—	11,302	16,757	—	16,757
Interest expense	(70,895)	—	(70,895)	(68,896)	—	(68,896)
Other expense, net	(307)	—	(307)	(5,062)	—	(5,062)
Other gains (losses), net	(57,938)	57,938	—	45,172	(45,172)	—

Total non-operating expenses, net	(117,838)	57,938	(59,900)	(12,029)	(45,172)	(57,201)

Loss before equity in losses of equity-method investees	(114,592)	105,344	(9,248)	(368,477)	234,666	(133,811)
Equity in losses of equity-method investees, net	(2,912)	2,912	—	(23,490)	23,490	—

Loss before cumulative effect of change in accounting principle	(117,504)	108,256	(9,248)	(391,967)	258,156	(133,811)
Cumulative effect of change in accounting principle	801	(801)	—	(10,523)	10,523	—

Net loss	(116,703)	107,455	$(9,248)	$(402,490)	$268,679	$(133,811)

Net cash used in operating activities	$(236,396)		$(236,396)	$(404,499)		$(404,499)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.31)	$0.29	$(0.02)	$(1.09)	$0.72	$(0.37)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	0.03	—

	$(0.31)	$0.29	$(0.02)	$(1.12)	$0.75	$(0.37)

Shares used in computation of basic and diluted loss per share	374,995		374,995	358,595		358,595

(1)	In accordance with accounting principles generally accepted in the United States.

For the quarter ending September 30, 2002, we expect our pro forma income from operations to be between $8 million and $17 million, or between 1% and 2% of net sales. For the full year of 2002, pro forma net income is expected. However, any such projections are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $270 million and $540 million, and our marketable securities balance was $553 million and $456 million at June 30, 2002 and December 31, 2001, respectively. The primary use of cash and cash equivalents during the six months ended June 30, 2002 was, among other things, associated with funding our normal operations (including the settlement of the accounts payable associated with our 2001 holiday season), and with net purchases of marketable fixed-income securities. Combined cash, cash equivalents, and marketable securities were $824 million and $997 million at June 30, 2002 and December 31, 2001, respectively. Equity securities of $7 million are included in “Marketable securities” at June 30, 2002, the value of which may fluctuate significantly. Equity securities of $13 million were included in “Marketable securities” at December 31, 2001.

As of June 30, 2002, our principal commitments consisted of long-term indebtedness totaling $2.22 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and Senior Discount Notes; trade payables of $296 million; and accrued expenses and other liabilities of $236 million, which includes current restructuring-related obligations of $24 million. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments in the aggregate of $966 million, and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $416 million and $7 million, respectively.

We have pledged a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign-exchange rate risk on a portion of our 6.875% PEACS; and some of our real estate lease agreements. The amount of marketable securities we are required to pledge pursuant to the swap agreement fluctuates with the fair market value of the swap obligation. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Swap Agreement	Real Estate Leases	Total
Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(22,044)	(19,916)	(578)	(42,538)

Balance at June 30, 2002	$55,591	$28,582	$40,079	$124,252

The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations, and our marketing agreements (in thousands):

	Six Months Ending December 31, 2002	Year Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Restructuring-related commitments:
Leases	$12,438	$6,410	$2,761	$2,770	$3,036	$10,909	$38,324
Other	3,677	3,037	—	—	—	—	6,714

Restructuring-related commitments	16,115	9,447	2,761	2,770	3,036	10,909	45,038

Other commitments:
Debt principal and other (1)	2,390	4,462	2,004	74	—	2,188,352	2,197,282
Debt interest (1)	29,683	124,875	138,078	138,078	138,078	397,250	966,042
Capital leases	5,364	7,510	567	—	—	—	13,441
Operating leases	30,121	54,377	45,606	39,566	39,502	206,601	415,773
Marketing agreements	6,123	925	—	—	—	—	7,048

Other commitments	73,681	192,149	186,255	177,718	177,580	2,792,203	3,599,586

Total commitments	$89,796	$201,596	$189,016	$180,488	$180,616	$2,803,112	$3,644,624

(1)
Principal and interest payments due under our 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/U.S. dollar exchange ratio.

Restructuring-related lease obligations are as follows (in thousands):

	Six Months Ending December 31, 2002	Years Ending December 31,
		2003	2004	2005	2006	Thereafter	Total
Gross lease obligations	$14,168	$14,978	$10,632	$10,159	$10,498	$37,038	$97,473
Estimated sub-lease income (1)	1,730	8,568	7,871	7,389	7,462	26,129	59,149

Lease obligations, net	$12,438	$6,410	$2,761	$2,770	$3,036	$10,909	$38,324

(1)	At June 30, 2002, the Company had signed contractual sub-lease agreements covering $11 million in future payments.

Net cash provided by or used in operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income to determine cash flows from operations include depreciation and amortization, equity in losses of investees, and other items not affecting cash flows in the current period. Net cash provided by operating activities during the three months ended June 30, 2002 was $5 million, resulting from our net loss of $94 million and changes in working capital of $19 million, offset by adjustments not affecting second quarter 2002 cash flows of $117 million (primarily associated with losses resulting from the remeasurement of our 6.875% PEACS from Euros to U.S. dollars, depreciation of fixed assets, and stock-based compensation). Net cash provided by operating activities during the three months ended June 30, 2001 was $2 million, resulting from our net loss of $168 million, offset by changes in working capital of $84 million and by adjustments not affecting second quarter 2001 cash flows of $86 million. Net cash used by operating activities during the six months ended June 30, 2002 was $236 million, resulting from our net loss of $117 million and changes in working capital of $273 million, offset by adjustments not affecting 2002 year-to-date cash flows of $153 million (primarily associated with losses resulting from the remeasurement of our 6.875% PEACS from Euros to U.S. dollars, depreciation of fixed assets, and stock-based compensation). Net cash used by operating activities during the six months ended June 30, 2001 was $404 million, resulting from our net loss of $402 million and changes in working capital of $224 million, offset by adjustments not affecting 2001 year-to-date cash flows of $222 million. At June 30, 2002, prepaid expenses and other current assets were increased approximately $20 million because a credit card service provider unintentionally failed to make a scheduled settlement.

Cash used in investing activities during the three months ended June 30, 2002 was $94 million, consisting of purchases of fixed assets of $7 million and net purchases of marketable securities of $87 million. Cash provided by investing activities during the three months ended June 30, 2001 was $30 million, consisting of net sales of marketable securities of $40 million offset by purchases of fixed assets of $10 million. Cash used in investing activities during the six months ended June 30, 2002 was $96 million, consisting of purchases of fixed assets of $12 million and net purchases of marketable securities of $84 million. Cash provided by investing activities during the six months ended June 30, 2001 was $74 million, consisting of net sales of marketable securities of $104 million offset by purchases of fixed assets of $30 million.

Net cash provided by financing activities during the three months ended June 30, 2002 was $39 million, consisting primarily of proceeds from exercises of stock options of $43 million, offset by repayments of long-term capital lease obligations of $3 million. Net cash provided by financing activities during the three months ended June 30, 2001 was $4 million, consisting primarily of proceeds from exercises of stock options of $8 million, offset by repayment of long-term capital lease obligations of $4 million. Net cash provided by financing activities during the six months ended June 30, 2002 was $42 million, consisting primarily of proceeds from exercises of stock options of $50 million, offset by repayments of long-term capital lease obligations of $8 million. Net cash provided by financing activities during the six months ended June 30, 2001 was $15 million, consisting primarily of proceeds from exercises of stock options of $13 million and proceeds of $10 million from long-term leases, offset by repayment of long-term capital lease obligations of $9 million.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. In addition, we expect to have positive free cash flow (operating cash flow less purchases of fixed assets) for fiscal year 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant losses since we began doing business. As of June 30, 2002, we had an accumulated deficit of $2.98 billion and our stockholders’ equity was a deficit of $1.44 billion. We have incurred substantial operating losses since our inception and, notwithstanding our recent performance, we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

As of June 30, 2002, we had total long-term indebtedness under our Senior Discount Notes, convertible notes, capitalized-lease obligations, and other asset financings of $2.22 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes due in 2008. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default.

We Face Intense Competition

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including the Internet and retail industries.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than us.

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

Our Business Could Suffer if We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships

We may enter into strategic alliances and other business relationships with other companies through commercial agreements, joint ventures, investments, or business combinations. We have entered into third-party services agreements to provide services related to e-commerce to companies, and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as offering consumer products sold by us through Syndicated Stores; providing certain benefits associated with our technology services such as search, browse, and personalization; permitting third parties to offer products or services through our Web site; and powering third-party Web sites, providing fulfillment services, or both. These arrangements are complex and initially require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, and licensing of third party software, hardware and content, our strategic alliance initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore if the third party Web site or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the terms of the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

In the past, we amended several of our agreements with certain of the companies with which we have formed strategic alliances to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Certain of our commercial agreements expire or otherwise terminate in almost every quarter in the current year, and although we intend to replace or renew these agreements, we may be unable to do so on comparable terms or at all. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past strategic alliances and agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendment of these agreements, or encounter third parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

In addition, our present and future third-party services agreements, other commercial agreements, joint ventures, investments, and business combinations create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of relationships with existing employees, customers, and companies with which we have formed strategic alliances;

•	variability in revenue and income from entering into, amending, or terminating strategic alliances;

•	difficulty assimilating the operations, technology, and personnel of combined companies;

•	problems retaining key technical and managerial personnel; and

•	additional operating losses and expenses of acquired businesses.

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

We hold several investments in third parties, primarily investments in companies in the Internet and e-commerce industries with which we have formed strategic alliances, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. The losses we are required to record under the equity method with respect to a particular investment are limited to the carrying value of that investment, which, as of June 30, 2002, totaled $3 million for all of our equity-method investments. The companies in which we have equity method investments are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. Accordingly, we expect to record additional equity method losses in the future.

Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of June 30, 2002, our recorded basis in equity securities was $25 million, including $7 million classified as “Marketable securities,” $3 million classified as “Investments in equity-method investees,” and $15 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Business

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. In addition, we may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If too many customers access our Web sites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balance reaches its highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end and will result in a decline in the amount of cash, cash equivalents and marketable securities on hand.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

Due to our limited operating history, our evolving business model, and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly if our net sales fall short of our expectations.

Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our third party sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks create economic and consumer uncertainty that could adversely affect our revenue or growth. Such attacks and security concerns could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	our ability to expand our network of third party sellers, and to enter into, maintain, renew, and amend on favorable terms our strategic alliances;

•	foreign exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	the introduction by our competitors of Web sites, products, or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of strategic alliances, acquisitions, and other business combinations, and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime, or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

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

We Have Foreign Currency Risk

We may be adversely affected by foreign exchange rate risk. Our 6.875% PEACS are denominated in Euros, not U.S. dollars, and the exchange ratio between the Euro and the U.S. dollar is not fixed by the indenture governing the 6.875% PEACS. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/U.S. dollar exchange ratio, we will record non-cash gains or losses in “Other gains (losses), net” on our statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, if the U.S. dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

In addition, the results of operations of our internationally-focused Web sites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

Our Past and Planned Future Growth Will Place a Significant Strain on our Management, Operational, and Financial Resources

We have rapidly and significantly expanded our operations and will endeavor to expand further to pursue growth of our product and service offerings and customer base. Such growth will continue to place a significant strain on our management, operational, and financial resources. We also need to train and manage our employee base. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth.

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

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business

We depend on the continued services and performance of our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, Chief Executive Officer, and Chairman of the Board. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

Customer access to our Web sites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce our net sales and the attractiveness of our products and services. To prevent system interruptions, we continually need to add additional software and hardware, upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume, and integrate our systems.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, and similar events. We do not have backup systems or a formal disaster recovery plan, and we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Computer viruses, physical or electronic break-ins, and similar disruptions could cause system interruptions, delays, and loss or theft of critical data, and could prevent us from providing services and accepting and fulfilling customer orders. If this were to occur, it could damage our reputation and be expensive to remedy.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

We plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing, and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally, and develop localized Web sites and stores and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may never be profitable.

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs);

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	longer receivable cycles;

•	consumer protection laws and restrictions on pricing or discounts;

•	lower level of adoption or use of the Internet and other technologies vital to our business, and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower level of credit card usage and increased payment risk;

•	difficulty in developing and simultaneously managing a larger number of unique foreign operations as a result of distance, language, and cultural differences;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans; and

•	tax and other laws of the U.S. and other jurisdictions.

As the international e-commerce channel continues to grow, competition will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as content, privacy, network security, copyright, encryption, taxation, or distribution. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth in international market segments.

We Face Significant Inventory Risk

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles, and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our agreements with Toysrus.com, Babiesrus.com, Target, and other companies, these parties will identify, buy, manage, and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, or acts of God.

Any one of the factors set forth above may require us to mark down or write off inventory, which will adversely affect our operating results.

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Most of our fulfillment centers are highly automated, and we have had limited experience with automated fulfillment centers. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment, and distribution capacity. We have closed our fulfillment centers in McDonough, Georgia and Seattle, Washington. In addition, third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality, and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies in our fulfillment centers, thereby increasing the complexity of tracking inventory in and operating our fulfillment centers. Our failure to properly handle such inventory or the inability or failure of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products and services are made available online. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us, or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to third party sellers or other companies under commercial agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	quarterly variations in operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts, and recommendations by securities analysts;

•	changes in Internet regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	news and securities analyst reports and speculation relating to new and existing commercial agreements, general business or Internet trends, or our existing or future products or services.

Any of these events may cause our stock price to rise or fall, and may adversely affect our business and financing opportunities.

Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer results in variable accounting treatment for stock options representing, at June 30, 2002, approximately 8 million shares of our common stock. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops and certain aspects of Amazon Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under some of our strategic alliance agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, we collect Canadian consumption taxes on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Various countries are currently evaluating their VAT positions on e-commerce transactions. Recently, for example, the European Union enacted a directive requiring that businesses in non-EU countries selling digital products and services to EU resident consumers collect and remit VAT in the country of the consumer’s residence. This directive will become effective on July 1, 2003, will result in additional VAT collection obligations and administrative burdens, and may decrease our future sales to customers in the EU. Future VAT legislation or changes to our business model may have similar impacts.

We Source a Significant Portion of Our Inventory from a Few Vendors

Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During the six months ended June 30, 2002, approximately 21% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounted for over 10% of all inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. If that were the case, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of our products, such as toys, tools, hardware, computers, cell phones, and kitchen and houseware products, may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Companies with which we have formed strategic alliances also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Merchant@, Amazon Marketplace, Auctions, and zShops Services

We may be unable to prevent users of our Merchant@, Amazon Marketplace, Auctions, and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and/or the laws and regulations of other countries. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods, or the fraudulent collection of payments could harm our business. In running our Merchant@, Amazon Marketplace, Auctions, and zShops services, we rely on sellers of goods to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We do not take responsibility for delivery of payment or goods and while we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations to other users, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under the guarantee program, fraudulent activities by our users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

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

At June 30, 2002, we have long-term indebtedness of $2.22 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and Senior Discount Notes, which are due in 2010, 2009, and 2008, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Foreign Currency Risk

Net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca) accounted for 27% and 21% of consolidated revenues for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca is the same as the local currency of the United Kingdom, Germany, France, Japan and Canada, respectively. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange rate fluctuations on the results of operations of our internationally-focused Web sites for the three month and six months ended June 30, 2002 and the year ended 2001 was not material.

At June 30, 2002, we were also exposed to foreign exchange risk related to our 6.875% PEACS and Euro-denominated cash equivalents and marketable securities (“Euro Investments”). The 6.875% PEACS have an outstanding principal balance of 690 million Euros ($681 million, based on the exchange rate as of June 30, 2002), and our Euro Investments, classified as available-for-sale, had a balance of 58 million Euros ($58 million, based on the exchange rate as of June 30, 2002). As the Euro/U.S. dollar exchange ratio varies, the value of our Euro Investments, when translated, will fluctuate. Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Other gains (losses), net” on our statements of operations. We hedge the exchange rate risk on debt principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity

$67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” on our balance sheets and recognized in “Other gains (losses), net” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

Investment Risk

As of June 30, 2002, our carrying value in equity securities was $25 million, including $7 million classified as “Marketable securities,” $3 million classified as “Investments in equity-method investees,” and $15 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies primarily for strategic purposes. At June 30, 2002, our investments in securities of publicly-held companies was $7 million, and our investments in securities of privately-held companies was $18 million. We have also received securities, including warrant investments, from some of the companies with which we have formed strategic alliances in exchange for services provided by us to those companies. Our investments are accounted for under the equity method if we have the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. Warrant investments are generally carried at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our carrying value are other-than-temporary. During the three and six months ended June 30, 2002, and the year ended December 31, 2001, we recorded impairment losses totaling $5 million and $44 million, respectively, to write-down certain of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2002 of $42 million (recorded basis of $7 million), an assumed 15%, 30%, or 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $6 million, $13 million, or $21 million, respectively.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

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

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 29, 2002.

The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	310,568,567	3,600,509
Tom A. Alberg	310,169,847	3,999,229
Scott D. Cook	310,567,647	3,601,429
L. John Doerr	310,540,654	3,628,422
Mark S. Hansen	310,109,249	4,059,827
Patricia Q. Stonesifer	310,217,758	3,951,318

No other matters were voted upon at the annual meeting.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated July 23, 2002, Announcing the Company’s Second Quarter Financial Results

(b)  Reports on Form 8-K

On April 18, 2002, the Company filed an 8-K under Item 9 attaching its annual letter to stockholders.

On June 11, 2002, the Company filed an 8-K under Item 5 announcing the resolution of SEC accounting inquiries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

By:	/s/ MARK S. PEEK
Mark S. Peek Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)
Dated: July 25, 2002

EXHIBIT INDEX

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated July 23, 2002, Announcing the Company’s Second Quarter Financial Results