Form 10-Q
period 2002-09-30
AMAZON COM INC
filed 2002-10-25
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-22513

AMAZON.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1646860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734
(Address of principal executive offices, zip code)

(206) 266-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

381,465,499 shares of $0.01 par value common stock outstanding as of October 14, 2002

AMAZON.COM, INC.

FORM 10-Q
For the Three Months Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$327,564	$540,282
Marketable securities	538,238	456,303
Inventories	151,514	143,722
Prepaid expenses and other current assets	102,291	67,613

Total current assets	1,119,607	1,207,920
Fixed assets, net	239,238	271,751
Goodwill, net	70,811	45,367
Other intangibles, net	4,373	34,382
Investments in equity-method investees	1,136	10,387
Other equity investments	15,362	17,972
Other assets	46,878	49,768

Total assets	$1,497,405	$1,637,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$347,519	$444,748
Accrued expenses and other current liabilities	241,674	305,064
Unearned revenue	65,878	87,978
Interest payable	42,793	68,632
Current portion of long-term debt and other	13,134	14,992

Total current liabilities	710,998	921,414
Long-term debt and other	2,264,846	2,156,133

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—381,216 and 373,218 shares, respectively	3,812	3,732
Additional paid-in capital	1,550,118	1,462,769
Deferred stock-based compensation	(7,775)	(9,853)
Accumulated other comprehensive loss	(12,233)	(36,070)
Accumulated deficit	(3,012,361)	(2,860,578)

Total stockholders’ deficit	(1,478,439)	(1,440,000)

Total liabilities and stockholders’ deficit	$1,497,405	$1,637,547

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$851,299	$639,281	$2,504,326	$2,007,262
Cost of sales	635,132	477,089	1,846,867	1,482,753

Gross profit	216,167	162,192	657,459	524,509
Operating expenses:
Fulfillment	90,342	81,400	265,908	265,231
Marketing	26,728	32,537	87,804	103,833
Technology and content	52,907	53,846	166,569	188,840
General and administrative	18,698	21,481	59,034	70,287
Stock-based compensation (1)	(832)	(2,567)	33,247	2,700
Amortization of goodwill and other intangibles	1,212	41,835	4,565	143,496
Restructuring-related and other	36,757	3,994	46,731	176,904

Total operating expenses	225,812	232,526	663,858	951,291

Loss from operations	(9,645)	(70,334)	(6,399)	(426,782)
Interest income	5,600	6,316	16,902	23,073
Interest expense	(35,922)	(35,046)	(106,817)	(103,942)
Other income (expense), net	3,183	(2,203)	2,876	(7,265)
Other gains (losses), net	2,261	(63,625)	(55,677)	(18,453)

Total non-operating expenses, net	(24,878)	(94,558)	(142,716)	(106,587)

Loss before equity in losses of equity-method investees	(34,523)	(164,892)	(149,115)	(533,369)
Equity in losses of equity-method investees, net	(557)	(4,982)	(3,469)	(28,472)

Loss before change in accounting principle	(35,080)	(169,874)	(152,584)	(561,841)
Cumulative effect of change in accounting principle	—	—	801	(10,523)

Net loss	$(35,080)	$(169,874)	$(151,783)	$(572,364)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.09)	$(0.46)	$(0.41)	$(1.55)
Cumulative effect of change in accounting principle	—	—	0.01	(0.03)

	$(0.09)	$(0.46)	$(0.40)	$(1.58)

Shares used in computation of loss per share:
Basic and diluted	379,650	368,052	376,564	361,782

(1) Components of stock-based compensation:
Fulfillment	$(98)	$(575)	$5,512	$206
Marketing	115	(110)	2,419	370
Technology and content	(765)	(948)	17,305	1,708
General and administrative	(84)	(934)	8,011	416

	$(832)	$(2,567)	$33,247	$2,700

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$270,438	$462,949	$540,282	$822,435
OPERATING ACTIVITIES:
Net loss	(35,080)	(169,874)	(151,783)	(572,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	20,501	19,795	62,411	63,662
Stock-based compensation	(832)	(2,567)	33,247	2,700
Equity in losses of equity-method investees, net	557	4,982	3,469	28,472
Amortization of goodwill and other intangibles	1,212	41,835	4,565	143,496
Non-cash restructuring-related and other	2,370	1,881	2,370	70,410
Gain on sale of marketable securities, net	(3,020)	(1,351)	(3,833)	(1,137)
Other losses (gains), net	(2,261)	63,625	55,677	18,453
Non-cash interest expense and other	7,911	6,834	22,436	20,119
Cumulative effect of change in accounting principle	—	—	(801)	10,523
Changes in operating assets and liabilities:
Inventories	(24,029)	(659)	(2,935)	44,441
Prepaid expenses and other current assets	(14,670)	2,960	(31,420)	18,091
Accounts payable	49,408	(22,594)	(106,296)	(253,984)
Accrued expenses and other current liabilities	40,895	(9,721)	(37,455)	(15,212)
Unearned revenue	26,237	33,443	75,641	76,640
Amortization of previously unearned revenue	(29,487)	(30,100)	(97,741)	(95,400)
Interest payable	(1,604)	(2,892)	(25,840)	(27,812)

Net cash provided by (used in) operating activities	38,108	(64,403)	(198,288)	(468,902)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	50,621	141,724	400,532	303,061
Purchases of marketable securities	(28,186)	(223,817)	(462,290)	(280,938)
Purchases of fixed assets, including internal-use software and Web site development	(11,353)	(12,925)	(23,647)	(42,787)

Net cash provided by (used in) investing activities	11,082	(95,018)	(85,405)	(20,664)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	6,038	1,101	56,313	14,578
Proceeds from issuance of common stock, net of issuance costs	—	99,831	—	99,831
Proceeds from long-term debt and other	—	—	—	10,000
Repayment of capital lease obligations and other	(4,126)	(6,466)	(12,121)	(15,135)

Net cash provided by financing activities	1,912	94,466	44,192	109,274
Effect of exchange-rate changes on cash and cash equivalents	6,024	34,313	26,783	(9,836)

Net increase (decrease) in cash and cash equivalents	57,126	(30,642)	(212,718)	(390,128)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$327,564	$432,307	$327,564	$432,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases	$162	$2,014	$2,297	$4,483
Equity securities received for commercial agreements	—	—	—	331
Cash paid for interest	29,898	30,275	110,947	110,990

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

Note 1.    ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying consolidated financial statements have been prepared by Amazon.com, Inc. (“Amazon.com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Loss Per Share

The weighted average number of shares used in calculating loss per share for the three month and nine month periods ended September 30, 2002 and 2001 was reduced by 1 million for each period. These reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effects of outstanding stock options are antidilutive and, accordingly, are excluded from diluted loss per share.

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

Amounts billed to customers for outbound shipping charges are included in net sales and were $73 million and $74 million for the three months ended September 30, 2002 and 2001, respectively, and $244 million and $232 million for the nine months ended September 30, 2002 and 2001, respectively.

Technology and Content

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including upgrades and enhancements to the Company’s Web sites, that are capitalized and depreciated over their useful lives, which are generally two years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

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

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year periods, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(35,080)	$(169,874)	$(151,783)	$(572,364)
Inventory costing change	—	1,162	(801)	913

Adjusted net loss	$(35,080)	$(168,712)	$(152,584)	$(571,451)

Basic and diluted loss per share:
Reported loss per share	$(0.09)	$(0.46)	$(0.40)	$(1.58)
Inventory costing change	—	—	(0.01)	—

Adjusted basic and diluted loss per share	$(0.09)	$(0.46)	$(0.41)	$(1.58)

Change in Accounting for Goodwill and Certain Other Intangibles

Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets, as noted below, and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

phase impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted by the Company.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied to the prior year periods, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(35,080)	$(169,874)	$(151,783)	$(572,364)
Goodwill amortization (1)	—	39,692	—	136,932

Adjusted net loss	$(35,080)	$(130,182)	$(151,783)	$(435,432)

Basic and diluted loss per share:
Reported loss per share	$(0.09)	$(0.46)	$(0.40)	$(1.58)
Goodwill amortization (1)	—	0.11	—	0.38

Adjusted basic and diluted loss per share	$(0.09)	$(0.35)	$(0.40)	$(1.20)

(1)
Includes $13 million and $41 million, or $0.04 and $0.11 per share, for the three months and nine months ended September 30, 2001, respectively, related to amortization of other intangibles that are classified as goodwill effective January 1, 2002.

For the three months and nine months ended September 30, 2002, no goodwill or other intangibles were acquired, impaired, or disposed.

Other intangibles consisted of the following (in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Contract-based	$16,584	$(13,711)	$2,873	$16,584	$(11,170)	$5,414
Marketing-related	5,617	(4,930)	687	5,617	(3,793)	1,824
Technology-based	4,386	(4,324)	62	4,386	(3,808)	578
Customer-related	2,021	(1,270)	751	2,021	(899)	1,122
Assembled workforce (1)	—	—	—	193,271	(167,827)	25,444

Other intangibles	$28,608	$(24,235)	$4,373	$221,879	$(187,497)	$34,382

(1)	As of January 1, 2002, in accordance with SFAS No. 142, the Company reclassified its assembled workforce intangibles into goodwill.

The net carrying amount of intangible assets at September 30, 2002 is scheduled to be fully amortized by the end of fiscal 2004. Amortization expense for the net carrying amount of intangible assets at September 30, 2002

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

is estimated to be $1 million for the remainder of fiscal 2002, $3 million in fiscal 2003, and less than $1 million in fiscal 2004.

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

Note 2.    MARKETABLE SECURITIES

Marketable securities, at fair value, consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Certificates of deposit	$20,727	$18,159
Commercial paper and short-term obligations	37,281	28,622
Corporate notes and bonds	16,963	37,602
Asset-backed and agency securities	327,561	232,821
Treasury notes and bonds	132,557	125,947
Equity securities	3,149	13,152

	$538,238	$456,303

The Company has pledged a portion of its marketable securities as collateral for certain of its contractual obligations. See Note 8 of these “Notes to Consolidated Financial Statements.”

Note 3.    UNEARNED REVENUE

During the nine months ended September 30, 2002, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2001	$87,978
Cash received or accounts receivable	75,641
Amortization to revenue	(97,741)

Balance, September 30, 2002	$65,878

All amounts recorded as accounts receivable, including amounts associated with unearned or deferred revenue, are legally due and contractually enforceable. At September 30, 2002 and December 31, 2001, accounts receivable (included in “Prepaid expenses and other current assets” on the consolidated balance sheets) associated with unearned revenue were $6 million and $1 million, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Note 4.    STOCK-BASED COMPENSATION

During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for 12 million employee stock options with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled, or expired. At September 30, 2002, approximately 8 million shares remain under variable accounting treatment, which includes 7 million options granted under the exchange offer and 1 million options, with a weighted average exercise price of $42.68, that were subject to the exchange offer but were not exchanged. Variable accounting treatment will result in unpredictable charges or credits, recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for the Company’s common stock.

Stock-based compensation includes stock-based charges resulting from variable accounting treatment, option-related deferred compensation recorded at the Company’s initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Additionally, stock-based compensation will include amounts associated with the Company’s planned restricted stock unit program. Under this program, the Company will, commencing in the fourth quarter of 2002, award restricted stock units as its primary vehicle for employee equity compensation. Restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding service period. To the extent restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

Stock-based compensation was a credit of $1 million and a credit of $3 million for the three months ended September 30, 2002 and 2001, respectively, and an expense of $33 million and an expense of $3 million for the nine months ended September 30, 2002 and 2001, respectively. As the quoted price of the Company’s common stock at September 30, 2002 was below the quoted price at June 30, 2002, previously recorded variable accounting charges were partially reversed. However, these reversed charges were partially offset by costs associated with exercises of vested options and costs associated with incremental vesting during the period. As of September 30, 2002, cumulative compensation expense associated with variable accounting treatment was $29 million, of which $12 million was associated with options exercised.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 48 million and 66 million, or 13% and 18% of the Company’s outstanding common stock, at September 30, 2002 and December 31, 2001, respectively.

Note 5.    RESTRUCTURING-RELATED AND OTHER

Restructuring-related and other expenses were $37 million and $4 million for the three months ended September 30, 2002 and 2001, respectively, and $47 million and $177 million for the nine months ended September 30, 2002 and 2001, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

structure, consolidate certain of its fulfillment and customer service operations, and migrate a large portion of its technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical, and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of the Company’s technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Actual employee termination benefits paid were $12 million. Each component of the restructuring plan is complete, however, as discussed below, the Company may adjust its restructuring-related estimates, if necessary (See Note 8—”Commitments and Contingencies”).

In the third quarter of 2002, related to its January 2001 operational restructuring, the Company recorded an additional restructuring-related expense of $37 million associated with ongoing lease obligations relating to vacated office and fulfillment center space and other costs, including revised sublease income estimates to reflect current information and higher-than-expected tenant improvement costs necessary to sublease vacated space. The Company revised its restructuring-related expense estimate due to a number of factors, primarily related to weakness in the real estate markets in Seattle, Washington and Atlanta, Georgia. In addition, during the first quarter 2002, the Company permanently closed its fulfillment center in Seattle, Washington and revised its sublease income estimates for office space vacated as part of the restructuring, resulting in additional restructuring-related expenses of $10 million primarily associated with ongoing lease obligations.

Restructuring-related charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Asset impairments	$—	$1,852	$—	$67,825
Continuing lease obligations	36,757	1,275	45,835	85,280
Termination benefits	—	694	—	15,455
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	173	896	8,344

	$36,757	$3,994	$46,731	$176,904

At September 30, 2002, the accrued liability associated with restructuring-related and other charges was $74 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at September 30, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations, net of estimated sublease income (See Note 8)	$53,187	$45,835	$(30,935)	$68,087	$19,005	$49,082
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees, and other miscellaneous restructuring costs	8,190	896	(3,393)	5,693	—	5,693

	$61,438	$46,731	$(34,389)	$73,780	$19,005	$54,775

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Note 6.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gains (losses) on sale of marketable securities, net	$3,020	$1,351	$3,833	$1,137
Foreign-currency transaction gains (losses), net	(360)	(1,150)	(411)	(2,532)
Gains (losses) on disposal of fixed assets, net	47	4	(567)	(83)
Miscellaneous state, foreign, and other taxes	(274)	(1,338)	(617)	(5,834)
Other miscellaneous gains (losses), net	750	(1,070)	638	47

	$3,183	$(2,203)	$2,876	$(7,265)

Note 7.    OTHER GAINS (LOSSES), NET

Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Foreign-currency gains (losses) on 6.875% PEACS	$123	$(39,572)	$(64,637)	$29,118
Gains (losses) on sale of Euro-denominated investments, net	—	(16,332)	2,227	(22,548)
Other-than-temporary impairment losses on equity investments	—	(2,382)	(5,362)	(43,408)
Gains (losses) on sale of equity investments, net	2,236	—	12,339	—
Contract termination, Kozmo.com	—	—	—	22,400
Warrant remeasurements and other	(98)	(5,339)	(244)	(4,015)

	$2,261	$(63,625)	$(55,677)	$(18,453)

Currency gains and losses arising from the remeasurement of the 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) principal from Euros to U.S. dollars each period are recorded to “Other gains (losses), net.”

The Company holds warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise are deemed derivative financial instruments under the provisions of SFAS No. 133. Such warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations in the period of change.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Note 8.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently leases office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $13 million and $16 million for the three months ended September 30, 2002 and 2001, respectively, and $43 million and $66 million for the nine months ended September 30, 2002 and 2001, respectively.

Contractual commitments associated with the Company’s operational restructuring, indebtedness, lease obligations, and marketing agreements are as follows (in thousands):

	Three Months Ending December 31, 2002	Year Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Restructuring-related commitments:
Operating leases, net of estimated sublease income	$6,235	$16,170	$14,581	$7,903	$5,326	$17,872	$68,087
Other	—	1,580	1,000	3,113	—	—	5,693

Restructuring-related commitments	6,235	17,750	15,581	11,016	5,326	17,872	73,780

Other commitments:
Debt principal and other (1)	1,196	4,962	2,004	74	—	2,188,229	2,196,465
Debt interest (1)	—	124,871	138,074	138,074	138,074	397,234	936,327
Capital leases	2,559	7,555	624	—	—	—	10,738
Operating leases	17,767	54,640	44,765	38,188	38,457	177,050	370,867
Marketing agreements	5,311	4,942	45	—	—	—	10,298

Other commitments	26,833	196,970	185,512	176,336	176,531	2,762,513	3,524,695

Total commitments	$33,068	$214,720	$201,093	$187,352	$181,857	$2,780,385	$3,598,475

(1)
Principal and interest payments due under the Company’s 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/U.S. dollar exchange ratio.

Long-term capital lease obligations are as follows (in thousands):

September 30, 2002
Gross capital lease obligations	$10,738
Less imputed interest	(814)

Present value of net minimum lease payments	9,924
Less current portion	(8,613)

Long-term capital lease obligations	$1,311

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Restructuring-related lease obligations are as follows (in thousands):

	Three Months Ending December 31, 2002	Years Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Gross lease obligations	$6,614	$17,868	$18,050	$14,781	$13,677	$50,382	$121,372
Estimated sublease income (1)	(379)	(1,698)	(3,469)	(6,878)	(8,351)	(32,510)	(53,285)

Lease obligations, net	$6,235	$16,170	$14,581	$7,903	$5,326	$17,872	$68,087

(1)	At September 30, 2002, the Company had signed contractual sublease agreements covering $11 million in future payments.

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

	Standby Letters of Credit	Swap Agreement	Real Estate Leases	Total
Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(19,402)	(12,153)	(578)	(32,133)

Balance at September 30, 2002	$58,233	$36,345	$40,079	$134,657

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

On August 28, 2002, the Trustee for the Creditors’ Trust for Living.com instituted an adversary proceeding against a subsidiary of the Company in the United States Bankruptcy Court for the Western District of Texas. The plaintiff alleges that Living.com’s creditors are entitled to a contractual recovery of approximately $58 million in fees that Living.com had previously paid in 2000 primarily by issuing Living.com stock to the Company. The Company disputes the plaintiff’s allegations and intends to vigorously defend itself in this matter.

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

Inventory Suppliers

During the nine months ended September 30, 2002, approximately 20% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounted for over 10% of all inventory purchases. No other vendor exceeded 10% of all inventory purchases during this period. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 9.    COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(35,080)	$(169,874)	$(151,783)	$(572,364)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	1,408	1,292	9,831	(89)
Net unrealized gains on available-for-sale securities	1,613	56,740	12,462	7,780
Net unrealized gains (losses) on Euro-based currency swap	(7,658)	(10,620)	1,544	(19,644)
Reclassification of currency gains on 6.875% PEACS	—	—	—	(9,811)
Cumulative effect of accounting change to adopt SFAS No. 133	—	—	—	(12,294)

Other comprehensive income (loss)	(4,637)	47,412	23,837	(34,058)

Comprehensive loss	$(39,717)	$(122,462)	$(127,946)	$(606,422)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Activity in other comprehensive income (loss) relating to the Euro-based currency swap was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Remeasurement of swap to fair value	$(7,673)	$(5,794)	$9,426	$(22,040)
Reclassification of losses (gains) to offset currency gains and losses on hedged portion of 6.875% PEACS included in net loss	15	(4,826)	(7,882)	2,396

	$(7,658)	$(10,620)	$1,544	$(19,644)

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

BMVD Segment

The BMVD segment includes revenues, direct costs, and cost allocations associated with retail sales from www.amazon.com and www.amazon.ca for books, music, and DVD/video products and for magazine subscription commissions. This segment also includes commissions from sales of these products through Amazon Marketplace, and revenues from stores offering these products through the Company’s Syndicated Stores Program (where the Company operates a co-branded e-commerce Web site under a third-party seller’s name and URL, which utilizes the Company’s e-commerce features and technology and sells the Company’s products), such as www.borders.com. This segment also includes amounts earned from offerings of these products by third-party sellers (such as magazine subscriptions) through the Company’s Merchant@amazon.com Program (where a third-party seller offers its products for sale on the Company’s Web site in the Company’s retail stores or in a co-branded store, or both).

ETK Segment

The ETK segment includes revenues, direct costs, and cost allocations associated with www.amazon.com retail sales of electronics, home improvement, and home and garden products, as well as the Company’s catalog sales of tools and toys. This segment also includes commissions earned from sales of these products through Amazon Marketplace on www.amazon.com and amounts earned from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including J&R Electronics, and will include revenues from stores offering these products, if any, through the Syndicated Stores Program.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

International Segment

The International segment includes all revenues, direct costs, and cost allocations associated with the retail sales of the following internationally-focused Web sites of the Company: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service, and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts earned from sales of products through Amazon Marketplace and revenues from stores offering products through the Company’s internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk, and will include other amounts earned from sales of products by third-party sellers through the Company’s Merchant@amazon.com Program. Export sales from www.amazon.com, and www.amazon.ca are not included in the International segment. Operating results for the International segment are affected by movements in currency exchange rates. During the three months and nine months ended September 30, 2002, International segment revenues improved $22 million and $12 million, respectively, and operating results improved $1 million for each respective period in comparison to the prior year due to changes in currency exchange rates. If currency rates had remained constant with the same period in the prior year, the International segment’s very slight operating profit would have been a very slight operating loss for the three months ended September 30, 2002.

Services Segment

The Services segment includes revenues, direct costs, and cost allocations associated with the Company’s business-to-business commercial agreements, including the Merchant Program (where the Company operates a third-party seller’s e-commerce Web site under the third-party seller’s name and URL, which utilizes the Company’s e-commerce services, features and technology, and sells the third-party seller’s products), such as www.target.com, and to the extent full product categories are not also offered by the Company through its online retail stores, the Merchant@amazon.com Program, as well as miscellaneous marketing, promotional, and other agreements.

Included in Services segment revenues are equity-based service revenues of $2 million and $5 million for the three months ended September 30, 2002 and 2001, respectively, and $12 million and $22 million for the nine months ended September 30, 2002 and 2001, respectively.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Information on reportable segments and reconciliation to consolidated net loss is as follows:

Three Months Ended September 30, 2002:

	North America			International	Services	Consolidated
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total
Net sales	$412,428	$128,516	$540,944	$263,540	$46,815	$851,299
Gross profit	116,458	13,027	129,485	60,728	25,954	216,167
Pro forma income (loss) from operations	43,102	(24,071)	19,031	819	7,642	27,492
Stock-based compensation						832
Amortization of other intangibles						(1,212)
Restructuring-related and other						(36,757)
Total non-operating expenses, net						(24,878)
Equity in losses of equity-method investees, net						(557)

Net loss						$(35,080)

Three Months Ended September 30, 2001:

	North America			International	Services	Consolidated
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total
Net sales	$351,431	$103,112	$454,543	$138,491	$46,247	$639,281
Gross profit	93,354	13,327	106,681	28,163	27,348	162,192
Pro forma income (loss) from operations	26,223	(33,107)	(6,884)	(28,000)	7,812	(27,072)
Stock-based compensation						2,567
Amortization of goodwill and other intangibles						(41,835)
Restructuring-related and other						(3,994)
Total non-operating expenses, net						(94,558)
Equity in losses of equity-method investees, net						(4,982)

Net loss						$(169,874)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

Nine Months Ended September 30, 2002:

	North America			International	Services	Consolidated
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total
Net sales	$1,267,193	$383,150	$1,650,343	$707,517	$146,466	$2,504,326
Gross profit	363,266	50,968	414,234	157,101	86,124	657,459
Pro forma income (loss) from operations	138,558	(63,325)	75,233	(20,632)	23,543	78,144
Stock-based compensation						(33,247)
Amortization of other intangibles						(4,565)
Restructuring-related and other						(46,731)
Total non-operating expenses, net						(142,716)
Equity in losses of equity-method investees, net						(3,469)
Cumulative effect of change in accounting principle						801

Net loss						$(151,783)

Nine Months Ended September 30, 2001:

	North America			International	Services	Consolidated
	Books, Music, and DVD/Video	Electronics, Tools, and Kitchen	Total
Net sales	$1,150,740	$330,576	$1,481,316	$398,942	$127,004	$2,007,262
Gross profit	313,317	43,706	357,023	85,578	81,908	524,509
Pro forma income (loss) from operations	92,815	(120,262)	(27,447)	(92,562)	16,327	(103,682)
Stock-based compensation						(2,700)
Amortization of goodwill and other intangibles						(143,496)
Restructuring-related and other						(176,904)
Total non-operating expenses, net						(106,587)
Equity in losses of equity-method investees, net						(28,472)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$(572,364)

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

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 “Accounting Policies” in Item 1 of Part I, “Financial Statements” of this Form 10-Q, and Note 1 “Description of Business and Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Commissions received on sales of products through Amazon Marketplace, as well as commissions earned through our Merchant@amazon.com Program (as defined below), are recorded as a net amount since we are acting as an agent in such transactions. In addition, we recognize amounts earned through our Merchant Program (as defined below) as a net amount. Amounts earned are recognized as net sales when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for refunds on such commissions using historical experience.

We earn revenues from services primarily by entering into business-to-business commercial agreements, including providing our technology services such as search, browse, and personalization; permitting third parties to offer products or services through our Web sites; and powering third-party Web sites, providing fulfillment services, or both. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we receive cash, equity securities, or a combination thereof. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect our ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. We generally recognize revenue from these marketing and promotional services on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

Included in Services segment revenues are equity-based service revenues of $2 million and $5 million for the three months ended September 30, 2002 and 2001, respectively, and $12 million and $22 million for the nine months ended September 30, 2002 and 2001, respectively.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We completed our first phase impairment analysis and found no instances of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary during 2002. No subsequent indicators of impairment have been noted.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Results of Operations

Net Sales

Net sales include the selling price of consumer products sold by us, less promotional gift certificates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on Amazon Marketplace; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) for sales of retail products through our Merchant@amazon.com Program (where a third party seller offers its products for sale on our Web site in our retail stores or in a co-branded store, or both), including our strategic alliances with Toysrus.com, Inc. and J&R Electronics; the selling price of consumer products sold by us through our Syndicated Stores Program (where we operate a co-branded e-commerce Web site under a third party seller’s name and URL, which utilizes our e-commerce features and technology and sells our products), such as www.borders.com; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant Program (where we operate a third-party seller’s e-commerce Web site under the third-party seller’s name and URL, which utilizes our e-commerce services, features and technology, and sells the third-party seller’s products), such as Target.com, which launched in the third quarter of 2002; amounts earned from third parties who utilize our technology services such as search, browse, and personalization; and amounts earned for miscellaneous marketing and promotional agreements.

Net sales were $851 million and $639 million for the three months ended September 30, 2002 and 2001, respectively, and $2.5 billion and $2.0 billion for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 33% and 25%, respectively. The increases in net sales dollars were primarily attributable to our International segment and our North America Books, Music, and DVD/Video (“BMVD”) segment, which increased $125 million and $61 million for the three months ended September 30, 2002, respectively, and $309 million and $116 million for the nine months ended September 30, 2002, respectively. During the three months and nine months ended September 30, 2002, revenues from our International segment improved $22 million and $12 million, respectively, in comparison to the prior year periods due to changes in currency exchange rates. In addition, as previously disclosed, we estimated that net sales for the prior year comparative periods were negatively impacted by between $25 million and $35 million due to the events of September 11, 2001. Year over year comparisons for the three months and nine months ended September 30, 2002 should be viewed in this context.

Net sales for our BMVD segment were $412 million and $351 million for the three months ended September 30, 2002 and 2001, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 17% and 10%, respectively. This segment includes retail sales from www.amazon.com and www.amazon.ca of books, music, and DVD/video products and for magazine subscription commissions. This segment also includes commissions from sales of these products through Amazon Marketplace and revenues from stores offering these products through our Syndicated Stores Program, such as www.borders.com. This segment also includes amounts earned from offerings of these products by third-party sellers (such as magazine subscriptions) under our Merchant@amazon.com Program. The increase in net sales for our BMVD segment reflects the increase in units sold (including the increase in sales through our Amazon Marketplace), offset by increases in customer discounts on books and the introduction of our new shipping offer at www.amazon.com that offers free shipping for certain orders.

Net sales for our North America Electronics, Tools, and Kitchen (“ETK”) segment were $129 million and $103 million for the three months ended September 30, 2002 and 2001, respectively, and $383 million and $331 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 25% and 16%, respectively. This segment includes www.amazon.com retail sales of electronics, home improvement, and home and garden products, as well as our catalog sales of tools and toys. This segment also includes commissions earned from sales of these products through Amazon Marketplace on www.amazon.com and amounts earned from offerings of these products by third-party sellers under our Merchant@amazon.com Program, including J&R Electronics, and will include revenues from stores offering these products, if any, through our Syndicated Stores Program. The growth in our ETK segment is attributable to an increase in units sold, offset by increases in customer discounts and the introduction of our new shipping offer at www.amazon.com that offers free shipping for certain orders.

Net sales for our International segment were $264 million and $138 million for the three months ended September 30, 2002 and 2001, respectively, and $708 million and $399 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 90% and 77%, respectively. We anticipate that as the revenue base of our International segment increases, the percentage growth rates will likely decline over time. During the three months and nine months ended September 30, 2002, revenues improved $22 million and $12 million, respectively, in comparison to the prior year periods due to changes in currency exchange rates (if currency rates had remained constant with the same period in the prior year, the International segment’s very slight operating profit would have been a very slight operating loss for the three months ended September 30, 2002). This segment includes all retail sales of the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp. These international sites share a common Amazon experience, but are localized in terms of language, products, customer service, and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts from sales of products through Amazon Marketplace and revenues from stores offering products through our internationally-focused Syndicated Stores Program, such as www.waterstones.co.uk, and will include other amounts earned from sales of products by third-party sellers through our Merchant@amazon.com Program. Export sales from www.amazon.com and www.amazon.ca are not included in the International segment. The increase in net sales from our International segment results from increased unit sales in each of the four internationally-focused Web sites (including from the introduction of Amazon Marketplace on www.amazon.co.uk and www.amazon.de in March 2002), offset by increases in customer discounts and free and reduced-rate shipping offers. The future growth for our International segment may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results—We Have Foreign Currency Risk.”

Net sales for our Services segment were $47 million and $46 million for the three months ended September 30, 2002 and 2001, respectively, and $146 million and $127 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 1% and 15%, respectively. This segment consists of commissions, fees and other amounts earned from our business-to-business commercial agreements, including our Merchant Program and, to the extent full product categories are not also offered by us through our online retail stores, our Merchant@amazon.com Program, such as www.target.com, as well as miscellaneous marketing, promotional, and other agreements. The increase in net sales from our Services segment results from amounts earned through our Merchant@amazon.com Program, and to a lesser extent our Merchant Program, offset by the conclusion of certain of our marketing and promotional agreements. The amount of compensation we receive under certain of these services agreements is dependent on the volume of sales that the other company makes. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping revenue, which consists of outbound shipping charges to our customers, across all segments was $73 million and $74 million for the three months ended September 30, 2002 and 2001, respectively, and $244 million and $232 million for the nine months ended September 30, 2002 and 2001, respectively. Shipping revenue does not include any commissions or other amounts earned from Amazon Marketplace. Shipping revenue generally corresponds with overall sales levels, offset by our free and reduced-fee shipping promotions. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. In June 2002, we introduced a long-term test at www.amazon.com and reduced the purchase threshold to $49, which we further reduced in August 2002 to $25. We offer or may offer a similar shipping option for our internationally-focused Web sites, and may offer other free or reduced-fee shipping options over time. The effect of these shipping offers reduces shipping revenue as a percentage of sales, and causes our gross margins on retail sales to decline.

Fourth quarter 2002 net sales are expected to be between $1.325 billion and $1.425 billion, or grow between 19% and 28%. Full year 2003 net sales are expected to grow over 10%. However, any such projections are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.”

Gross Profit

Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and certain costs associated with our service revenues. Costs associated with our Services segment revenues classified as cost of services generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees, and other related costs.

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

Gross profit was $216 million and $162 million for the three months ended September 30, 2002 and 2001, respectively and $657 million and $525 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 33% and 25%, respectively. Gross margin was 25% for each of the three months ended September 30, 2002 and 2001, and 26% for each of the nine months ended September 30, 2002 and 2001, respectively. Increases in the absolute dollars of gross profit primarily correspond with increases in units sold (including increased product sales through Amazon Marketplace), improvements in transportation and inventory management, and improvements in product sourcing, offset by increases in customer discounts on books and electronics, a reduction in high-margin marketing and promotional agreements, and our free and reduced-rate shipping offers. We intend to continue to focus on lowering prices for customers over time.

Gross profit for our BMVD segment was $116 million and $93 million for the three months ended September 30, 2002 and 2001, respectively, and $363 million and $313 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 25% and 16%, respectively. Gross margin was 28% and 27% for the three months ended September 30, 2002 and 2001, respectively, and 29% and 27% for the nine months ended September 30, 2002 and 2001, respectively. The slight improvement in gross margin in comparison with the prior year periods corresponds with the increase in higher margin sales through Amazon Marketplace, improvements in transportation and inventory management, and continued improvements in product sourcing, offset by higher customer discounts and our free shipping offer.

Gross profit for our ETK segment was $13 million for each of the three months ended September 30, 2002 and 2001, respectively, and $51 million and $44 million for the nine months ended September 30, 2002 and 2001, respectively, representing a slight decline and an increase of 17%, respectively. Gross margin was 10% and 13% for the three months ended September 30, 2002 and 2001, respectively, and 13% for each of the nine months ended September 30, 2002 and 2001, respectively. Gross margin for the three months ended September 30, 2002 declined in comparison to the prior year period due primarily to increases in customer discounts, rebates offered in our wireless store, and the effect of our free shipping offer, offset by improvements in product sourcing and vendor management, improvements in transportation and inventory management and increased product sales through Amazon Marketplace. Since we currently defer revenues on wireless service contracts until the cancellation period lapses, our recent rebate program on wireless phones reduced our ETK gross margins during the three months ended September 30, 2002 by approximately 140 basis points. This margin effect will be offset in future periods as the incremental service contract revenue is recognized, offsetting the effect of lower net revenues from product sales.

During 2002, sales of products through Amazon Marketplace increased significantly in comparison to the prior year periods. If product sales through Amazon Marketplace continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader customer discounts, free shipping offers and other promotions.

Gross profit for our International segment was $61 million and $28 million for the three months ended September 30, 2002 and 2001, respectively, and $157 million and $86 million for the nine months ended September 30, 2002 and 2001, respectively, representing increases of 116% and 84%, respectively. Gross margin was 23% and 20% for the three months ended September 30, 2002 and 2001, respectively, and 22% and 21% for the nine months ended September 30, 2002 and 2001, respectively. The increase in our absolute gross profit dollars reflects increases in units sold by each of our internationally-focused Web sites (including from the introduction of Amazon Marketplace on www.amazon.co.uk and www.amazon.de in March 2002) in comparison with the same periods in the prior year.

Gross profit for our Services segment was $26 million and $27 million for the three months ended September 30, 2002 and 2001, respectively, and $86 million and $82 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of 5% and an increase of 5%, respectively. Costs associated with our service revenues generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs. Gross margin was 55% and 59% for the three months ended September 30, 2002 and 2001, respectively, and 59% and 64% for the nine months ended September 30, 2002 and 2001, respectively. Gross profit from our Services segment largely corresponds with revenues from our commercial agreements, which includes our Merchant Program and, to the extent product categories are not also offered by us through our online retail stores, the Merchant@amazon.com Program, as well as amounts earned through miscellaneous marketing and promotional agreements. The decline in gross margin from our Services segment relates to service costs classified in cost of sales resulting from the shift in the mix of our strategic relationships towards alliances that incorporate a broader range of services, including fulfillment. Also contributing to the decline in Services gross margin was a reduction in high-margin marketing and promotional agreements. We expect Services segment margins will continue to decline over the next year since high-margin marketing arrangements are expected to represent a lower percentage of our overall revenue mix for this segment. See “Additional Factors That May Affect Future Results—Our Business Could Suffer If We Are Unsuccessful in Making and Integrating Strategic Alliances and Other Business Relationships.”

Shipping loss across all segments was $10 million and $2 million for the three months ended September 30, 2002 and 2001, respectively, and $10 million and $8 million for the nine months ended September 30, 2002 and 2001, respectively. The loss from shipping primarily reflects the free and reduced-rate shipping offers, offset in part by increases in injection shipping (where we deliver to shipping hubs large quantities of items destined for similar geographic locations). We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that shipping promotions are an effective marketing tool. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. In June 2002, we introduced a long-term test at www.amazon.com and reduced the purchase threshold to $49, which we further reduced in August 2002 to $25. Because the $25 threshold for our free shipping offer at www.amazon.com will be effective throughout the fourth quarter 2002 we expect our overall gross margins to decline. We offer or may offer a similar shipping option for our internationally-focused Web sites and may offer other free or reduced-fee shipping options over time. These shipping offers reduce shipping revenue as a percentage of sales and cause gross margins on retail sales to decline.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers who assist us in fulfillment and customer service operations. Certain Services segment fulfillment-related costs incurred on behalf of third-party sellers are classified as cost of sales rather than fulfillment. Fulfillment costs were $90 million and $81 million for the three months ended September 30, 2002 and 2001, respectively, representing 11% and 13% of net sales, respectively. Fulfillment costs were $266 million and $265 million for the nine months ended September 30, 2002 and 2001, respectively, representing 11% and 13% of net sales for the corresponding periods. Excluding net sales from our Services segment, fulfillment costs represent 11% and 14% of net sales for the three months ended September 30, 2002 and 2001, respectively, and 11% and 14% for the nine months ended September 30, 2002 and 2001, respectively. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity, the increase in units fulfilled helping to leverage our fixed-cost base, a decline in customer service contacts resulting from improvements in our operations and enhancements to our customer self-service features available on our Web sites, and the closure of our fulfillment centers in McDonough, Georgia and Seattle, Washington, and customer service centers in The Hague, Netherlands and Seattle, Washington. These improvements were offset, in part, by increases in employee wages and benefits, and credit card interchange fees associated with Amazon Marketplace, which represent a higher percent of sales relative to amounts earned.

Marketing

Marketing expenses consist of advertising, promotional, and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $27 million and $33 million, representing 3% and 5% of net sales, for the three months ended September 30, 2002 and 2001, respectively, and $88 million and $104 million, representing 4% and 5% of net sales, for the nine months ended September 30, 2002 and 2001, respectively. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions, or elect to reduce or discontinue them. Declines in expense for marketing-related activities in comparison to the prior year period reflect management efforts to target advertising spending in channels considered most effective at driving incremental net sales (such as targeted online advertising through various Web portals and our Associates Program) as well as reduced rates charged to us for online marketing. We expect to incur increased marketing and promotion costs during the fourth quarter 2002. In January 2002, we introduced a new shipping option at www.amazon.com, offering free shipping for certain orders of $99 or more. In June 2002, we introduced a long-term test and reduced the purchase threshold to $49, which we further reduced in August 2002 to $25. We offer or may offer a similar shipping option for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such offers as an effective marketing tool.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel and consultants; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expense was $53 million and $54 million for the three months ended September 30, 2002 and 2001, respectively, representing 6% and 8% of net sales for the corresponding periods, respectively, and $167 million and $189 million for the nine months ended September 30, 2002 and 2001, respectively, representing 7% and 9% of net sales for the corresponding periods, respectively. Included in technology and content expense for the three months and nine months ended September 30, 2002 were $2 million of costs associated with the impairment of purchased software and hardware removed from service during the third quarter of 2002. Additionally, included in technology and content expense for the nine months ended September 30, 2002 were $2 million of costs associated with ongoing lease payment obligations for certain networking equipment that was removed from service during the second quarter 2002. The decline in absolute dollars spent for each comparative period primarily reflects our migration to a technology platform that utilizes a less-costly technology infrastructure, as well as improved expense management and general price reductions in most expense categories. We expect to continue to invest in technology and improvements to our Web sites during the remainder of 2002, which may include, but is not limited to, hiring additional employees, offering additional Web site features and product categories to our customers and implementing additional strategic alliances, as well as potentially continuing our international expansion.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, human resources, professional fees, and other general corporate expenses. General and administrative expenses were $19 million and $21 million for the three months ended September 30, 2002 and 2001, respectively, representing 2% and 3% of net sales for the corresponding periods, respectively, and $59 million and $70 million for the nine months ended September 30, 2002 and 2001, respectively, representing 2% and 4% of net sales for the corresponding periods, respectively. The decline in absolute dollars of general and administrative costs for each comparative period is attributable to a decline in facility and depreciation costs due to our operational restructuring plan that consolidated our corporate office locations, and continued efforts to improve efficiency.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, option-related deferred compensation recorded at our initial public offering, as well as certain other compensation and severance arrangements. Stock-based compensation also includes the portion of acquisition-related consideration conditioned on the continued tenure of key employees of certain acquired businesses, which must be classified as compensation expense rather than as a component of purchase price under accounting principles generally accepted in the United States. Additionally, stock-based compensation will include amounts associated with our planned restricted stock unit program. Under this program, we will, commencing in the fourth quarter of 2002, award restricted stock units as our primary vehicle for employee equity compensation. Restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding service period. To the extent restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

Stock-based compensation was a credit of $1 million and a credit of $3 million for the three months ended September 30, 2002 and 2001, respectively, and an expense of $33 million and an expense of $3 million for the nine months ended September 30, 2002 and 2001, respectively. As the quoted price of our common stock at September 30, 2002 was below the quoted price of our common stock at June 30, 2002, previously recorded variable accounting charges were partially reversed. However, these reversed charges were partially offset by costs associated with exercises of vested options and costs associated with incremental vesting during the period.

The number of shares of common stock subject to outstanding vested and unvested employee stock options was approximately 48 million and 66 million, or 13% and 18% of our outstanding common stock, at September 30, 2002 and December 31, 2001, respectively.

Variable accounting treatment will result in unpredictable and potentially significant charges or credits recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. We have quantified the hypothetical effect on “Stock-based compensation” associated with increases in the quoted price of our common stock using a sensitivity analysis for our outstanding stock options subject to variable accounting at September 30, 2002. We have provided this information to provide additional insight into the potential volatility we may experience in the future in our results of operations to the extent that the quoted price for our common stock is above $13.375. This sensitivity analysis is not a prediction of future performance of the quoted prices of our common stock. Using the following hypothetical market prices of our common stock above $13.375 (including the actual expense associated with options exercised and no longer subject to future variability), our hypothetical cumulative compensation expense at September 30, 2002 resulting from variable accounting treatment would have been as follows (in thousands, except percentages and per share amounts):

Hypothetical Increase Over $13.375	Hypothetical Market Price per Share	Hypothetical Cumulative Compensation Expense	Hypothetical vs. Cumulative Compensation Expense September 30, 2002
5%	$14.04	$17,051	($12,424)
10%	$14.71	$21,618	($ 7,857)
15%	$15.38	$26,185	($ 3,290)
25%	$16.72	$35,319	$ 5,844
50%	$20.06	$58,155	$28,680

As of September 30, 2002, cumulative compensation expense associated with variable accounting treatment was $29 million, of which $12 million is associated with options exercised.

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

We expect that, by the beginning of 2003, we will expense our future stock-based awards, either due to a change in accounting policy, the issuance of alternative forms of equity compensation (such as our planned restricted stock unit program), or both.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $1 million and $42 million for the three months ended September 30, 2002 and 2001, respectively, and $5 million and $143 million for the nine months ended September 30, 2002 and 2001, respectively. The decline in amortization of goodwill and intangibles primarily results from our adoption of SFAS No. 141, which resulted in $25 million of intangible assets, comprised of assembled workforce intangibles, being subsumed into goodwill, and our adoption of SFAS No. 142, which requires that goodwill no longer be amortized.

Restructuring-Related and Other

Restructuring-related and other expenses were $37 million and $4 million for the three months ended September 30, 2002 and 2001, respectively, and $47 million and $177 million for the nine months ended September 30, 2002 and 2001, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, consolidate certain of our fulfillment and customer service operations, and migrate a large portion of our technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical, and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Actual employee termination benefits paid were $12 million. Each component of the restructuring plan is complete, however, as discussed below, we may adjust our restructuring-related estimates, if necessary.

In the third quarter of 2002, related to our January 2001 operational restructuring, we recorded an additional restructuring-related expense of $37 million associated with ongoing lease obligations relating to vacated office and fulfillment center space and other costs, including revised sublease income estimates to reflect current information and higher-than-expected tenant improvement costs necessary to sublease vacated space. We revised our restructuring-related expense estimate due to a number of factors, primarily related to weakness in the real estate markets in Seattle, Washington and Atlanta, Georgia. In addition, during the first quarter 2002, we permanently closed our fulfillment center in Seattle, Washington and revised our sublease income estimates for office space vacated as part of the restructuring, resulting in additional restructuring-related expenses of $10 million primarily associated with ongoing lease obligations.

Restructuring-related charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Asset impairments	$—	$1,852	$—	$67,825
Continuing lease obligations	36,757	1,275	45,835	85,280
Termination benefits	—	694	—	15,455
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	173	896	8,344

	$36,757	$3,994	$46,731	$176,904

At September 30, 2002, the accrued liability associated with restructuring-related and other charges was $74 million and consisted of the following (in thousands):

	Balance at December 31, 2001	Subsequent Accruals, Net	Payments	Balance at September 30, 2002	Due Within 12 Months	Due After 12 Months
Lease obligations, net of estimated sublease income	$53,187	$45,835	$(30,935)	$68,087	$19,005	$49,082
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees, and other miscellaneous restructuring costs	8,190	896	(3,393)	5,693	—	5,693

	$61,438	$46,731	$(34,389)	$73,780	$19,005	$54,775

Cash payments resulting from our operational restructuring were $8 million and $15 million for the three months ended September 30, 2002 and 2001, respectively, and $34 million and $35 million for the nine months ended September 30, 2002 and 2001, respectively. As a result of the continued weakness in the real estate markets in Seattle, Washington and Atlanta, Georgia, we have reduced our estimates of future sublease cash flows and have increased our estimate of cash outflows for tenant improvements and other costs necessary to secure sublease tenants. We estimate, based on these adjustments and other currently available information, the remaining net cash outflows associated with our January 2001 operational restructuring will be as follows (in thousands):

	Leases	Other	Total
Three Months Ending December 31, 2002	$6,235	$—	$6,235
Years Ending December 31, 2003	16,170	1,580	17,750
2004	14,581	1,000	15,581
2005	7,903	3,113	11,016
2006	5,326	—	5,326
Thereafter	17,872	—	17,872

Total estimated cash outflows	$68,087	$5,693	$73,780

Restructuring-related lease obligations are as follows (in thousands):

	Three Months Ending December 31, 2002	Years Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Gross lease obligations	$6,614	$17,868	$18,050	$14,781	$13,677	$50,382	$121,372
Estimated sublease income (1)	(379)	(1,698)	(3,469)	(6,878)	(8,351)	(32,510)	(53,285)

Lease obligations, net	$6,235	$16,170	$14,581	$7,903	$5,326	$17,872	$68,087

(1)	At September 30, 2002, the Company had signed contractual sublease agreements covering $11 million in future payments.

Income (Loss) from Operations

Our results from operations were a loss of $10 million and loss of $70 million for the three months ended September 30, 2002 and 2001, respectively, and a loss of $6 million and loss of $427 million for the nine months ended September 30, 2002 and 2001, respectively. Included in operating results for the three and nine months ended September 30, 2002 are costs associated with our January 2001 operational restructuring resulting from reduced expectations of sublease income on vacated office and fulfillment center facilities due to the continued weakness of the real estate markets in Seattle, Washington and Atlanta, Georgia. The improvement in operating results in comparison with the prior year was attributable to an increase in gross profit; a reduction in certain operating costs including marketing, technology and content, and general and administrative; as well as a decline in amortization of goodwill and other intangibles primarily due to the adoption of SFAS No. 142. We are unable to forecast the effect on our future reported results associated with variable accounting treatment on certain of our employee stock options.

Net Interest Expense

Net interest expense was $30 million and $29 million for the three months ended September 30, 2002 and 2001, respectively, and $90 million and $81 million for the nine months ended September 30, 2002 and 2001, respectively. Interest income was $6 million for each of the three months ended September 30, 2002 and 2001, respectively, and $17 million and $23 million for the nine months ended September 30, 2002 and 2001, respectively. Interest income year-over-year comparisons primarily reflect declining interest rates, offset in part by increases in the average balance of marketable securities. Interest expense was $36 million and $35 million for the three months ended September 30, 2002 and 2001, respectively, and $107 million and $104 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense is primarily related to our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”), 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”), and our 10% Senior Discount Notes due 2008 (“Senior Discount Notes”). At September 30, 2002, our total long-term indebtedness was $2.26 billion.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gains (losses) on sale of marketable securities, net	$3,020	$1,351	$3,833	$1,137
Foreign-currency transaction gains (losses), net	(360)	(1,150)	(411)	(2,532)
Gains (losses) on disposal of fixed assets, net	47	4	(567)	(83)
Miscellaneous state, foreign, and other taxes	(274)	(1,338)	(617)	(5,834)
Other miscellaneous gains (losses), net	750	(1,070)	638	47

	$3,183	$(2,203)	$2,876	$(7,265)

Other Gains (Losses), Net

Other gains (losses), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Foreign-currency gains (losses) on 6.875% PEACS	$123	$(39,572)	$(64,637)	$29,118
Gains (losses) on sale of Euro-denominated investments, net	—	(16,332)	2,227	(22,548)
Other-than-temporary impairment losses on equity investments	—	(2,382)	(5,362)	(43,408)
Gains (losses) on sale of equity investments, net	2,236	—	12,339	—
Contract termination, Kozmo.com	—	—	—	22,400
Warrant remeasurements and other	(98)	(5,339)	(244)	(4,015)

	$2,261	$(63,625)	$(55,677)	$(18,453)

Foreign currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. dollars each period, which we are unable to predict, are recorded to “Other gains (losses), net.”

We hold warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise are deemed derivative financial instruments under the provisions of SFAS No. 133. Such warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on our consolidated statements of operations in the period of change.

Equity in Losses of Equity-Method Investees

Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This influence is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Equity-method losses were $1 million and $5 million for the three months ended September 30, 2002 and 2001, respectively, and $3 million and $28 million for the nine months ended September 30, 2002 and 2001, respectively. Equity-method losses declined in the three months and nine months ended September 30, 2002 in comparison with the comparable prior year periods because past equity-method losses have reduced many of our underlying investment balances until the recorded basis was zero. Our basis in equity-method investments was $1 million and $10 million at September 30, 2002 and December 31, 2001, respectively. As equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments, equity-method losses to continue to decline.

Income Taxes

We provided for current and deferred income taxes in state and foreign jurisdictions where our subsidiaries produce taxable income. As of September 30, 2002, we have a net deferred tax asset of $2 million, which consists primarily of state net operating losses. We have provided a full valuation allowance against the remaining portion of our deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its future realization.

Net Loss

Net loss was $35 million and $170 million for the three months ended September 30, 2002 and 2001, respectively, and $152 million and $572 million for the nine months ended September 30, 2002 and 2001, respectively. The improvement in net loss during the three months ended September 30, 2002 in comparison with the prior year period is attributable to improvements in our results from operations and the negligible gain (versus a loss of $40 million in the comparative prior year period) associated with the remeasurement of our 6.875% PEACS from Euros to U.S. dollars. The improvement in net loss during the nine months ended September 30, 2002 in comparison with the prior year period is attributable to improvements in our results from operations, offset by losses of $65 million (versus a gain of $29 million in the comparative prior year period) associated with the remeasurement of our 6.875% PEACS from Euros to U.S. dollars. We are unable to forecast the effect on our future reported results of certain items, including the gain or loss associated with our 6.875% PEACS that will result from fluctuations in foreign exchange rates and the effect on our results associated with variable accounting treatment on certain of our employee stock options.

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

We also provide certain pro forma information regarding our net loss, which excludes, in addition to the line items described above, the following line items on our consolidated statements of operations:

•	other gains (losses), net,

•	equity in losses of equity-method investees, net, and

•	cumulative effect of change in accounting principle

This pro forma information is not presented in accordance with accounting principles generally accepted in the United States. Pro forma results, which generally exclude non-operational, non-cash expenses and income as well as one-time charges, are provided as a complement to results provided in accordance with accounting principles generally accepted in the United States. Management uses such pro forma measures internally to evaluate the Company’s performance and manage its operations. The pro forma results are derived from information recorded in our financial statements. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 1 of Part I, “Financial Statements.”

The following is a reconciliation of our pro forma results for the three months ended September 30, 2002 and 2001. Interim reconciliations are consistent with full-year presentation.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	As Reported (1)	Pro Forma Adjustments	Pro Forma	As Reported (1)	Pro Forma Adjustments	Pro Forma
		(in thousands)			(in thousands)
		(unaudited)			(unaudited)
Net sales	$851,299	$—	$851,299	$639,281	$—	$639,281
Cost of sales	635,132	—	635,132	477,089	—	477,089

Gross profit	216,167	—	216,167	162,192	—	162,192
Operating expenses:
Fulfillment	90,342	—	90,342	81,400	—	81,400
Marketing	26,728	—	26,728	32,537	—	32,537
Technology and content	52,907	—	52,907	53,846	—	53,846
General and administrative	18,698	—	18,698	21,481	—	21,481
Stock-based compensation	(832)	832	—	(2,567)	2,567	—
Amortization of goodwill and intangibles	1,212	(1,212)	—	41,835	(41,835)	—
Restructuring-related and other	36,757	(36,757)	—	3,994	(3,994)	—

Total operating expenses	225,812	(37,137)	188,675	232,526	(43,262)	189,264

Income (loss) from operations	(9,645)	37,137	27,492	(70,334)	43,262	(27,072)
Interest income	5,600	—	5,600	6,316	—	6,316
Interest expense	(35,922)	—	(35,922)	(35,046)	—	(35,046)
Other income (expense), net	3,183	—	3,183	(2,203)	—	(2,203)
Other gains (losses), net	2,261	(2,261)	—	(63,625)	63,625	—

Total non-operating expenses, net	(24,878)	(2,261)	(27,139)	(94,558)	63,625	(30,933)

Income (loss) before equity in losses of equity-method Investees	(34,523)	34,876	353	(164,892)	106,887	(58,005)
Equity in losses of equity-method investees, net	(557)	557	—	(4,982)	4,982	—

Net income (loss)	$(35,080)	$35,433	$353	$(169,874)	$111,869	$(58,005)

Net cash provided by (used in) operating activities	$38,108		$38,108	$(64,403)		$(64,403)

Basic and diluted income (loss) per share	$(0.09)	$0.09	$0.00	$(0.46)	$0.30	$(0.16)

Shares used in computation of income (loss) per share:
Basic	379,650		379,650	368,052		368,052

Diluted	379,650		398,361	368,052		368,052

(1)	In accordance with accounting principles generally accepted in the United States.

The following is a reconciliation of our pro forma results for the nine months ended September 30, 2002 and 2001. Interim reconciliations are consistent with full-year presentation.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	As Reported (1)	Pro Forma Adjustments	Pro Forma	As Reported (1)	Pro Forma Adjustments	Pro Forma
		(in thousands)			(in thousands)
		(unaudited)			(unaudited)
Net sales	$2,504,326	$—	$2,504,326	$2,007,262	$—	$2,007,262
Cost of sales	1,846,867	—	1,846,867	1,482,753	—	1,482,753

Gross profit	657,459	—	657,459	524,509	—	524,509
Operating expenses:
Fulfillment	265,908	—	265,908	265,231	—	265,231
Marketing	87,804	—	87,804	103,833	—	103,833
Technology and content	166,569	—	166,569	188,840	—	188,840
General and administrative	59,034	—	59,034	70,287	—	70,287
Stock-based compensation	33,247	(33,247)	—	2,700	(2,700)	—
Amortization of goodwill and intangibles	4,565	(4,565)	—	143,496	(143,496)	—
Restructuring-related and other	46,731	(46,731)	—	176,904	(176,904)	—

Total operating expenses	663,858	(84,543)	579,315	951,291	(323,100)	628,191

Income (loss) from operations	(6,399)	84,543	78,144	(426,782)	323,100	(103,682)
Interest income	16,902	—	16,902	23,073	—	23,073
Interest expense	(106,817)	—	(106,817)	(103,942)	—	(103,942)
Other income (expense), net	2,876	—	2,876	(7,265)	—	(7,265)
Other gains (losses), net	(55,677)	55,677	—	(18,453)	18,453	—

Total non-operating expenses, net	(142,716)	55,677	(87,039)	(106,587)	18,453	(88,134)

Loss before equity in losses of equity-method investees	(149,115)	140,220	(8,895)	(533,369)	341,553	(191,816)
Equity in losses of equity-method investees, net	(3,469)	3,469	—	(28,472)	28,472	—

Loss before cumulative effect of change in accounting principle	(152,584)	143,689	(8,895)	(561,841)	370,025	(191,816)
Cumulative effect of change in accounting principle	801	(801)	—	(10,523)	10,523	—

Net loss	$(151,783)	$142,888	$(8,895)	$(572,364)	$380,548	$(191,816)

Net cash used in operating activities	$(198,288)		$(198,288)	$(468,902)		$(468,902)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.41)	$0.39	$(0.02)	$(1.55)	$1.02	$(0.53)
Cumulative effect of change in accounting principle	0.01	(0.01)	—	(0.03)	0.03	—

	$(0.40)	$0.38	$(0.02)	$(1.58)	$1.05	$(0.53)

Shares used in computation of basic and diluted loss per share	376,564		376,564	361,782		361,782

(1)	In accordance with accounting principles generally accepted in the United States.

Fourth quarter 2002 pro forma operating profit is expected to be between $70 million and $95 million. Full year 2003 pro forma operating profit is expected to be over $200 million; this amount could be impacted, either positively or negatively, by the investment choices the Company makes for the long term. However, any such projections are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $328 million and $540 million, and our marketable securities balance was $538 million and $456 million at September 30, 2002 and December 31, 2001, respectively. The primary use of cash and cash equivalents during the nine months ended September 30, 2002 was, among other things, associated with funding our normal operations (including the settlement of the accounts payable associated with our 2001 holiday season), and with net purchases of marketable fixed-income securities. Combined cash, cash equivalents, and marketable securities were $866 million and $997 million at September 30, 2002 and December 31, 2001, respectively. Equity securities of $3 million are included in “Marketable securities” at September 30, 2002, the value of which may fluctuate significantly. Equity securities of $13 million were included in “Marketable securities” at December 31, 2001.

As of September 30, 2002, our principal commitments consisted of long-term indebtedness totaling $2.26 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and Senior Discount Notes; trade payables of $348 million; and accrued expenses and other liabilities of $242 million, which includes current restructuring-related obligations of $19 million. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments through 2010 in the aggregate of $936 million, and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $371 million and $10 million, respectively.

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

	Standby Letters of Credit	Swap Agreement	Real Estate Leases	Total
Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(19,402)	(12,153)	(578)	(32,133)

Balance at September 30, 2002	$58,233	$36,345	$40,079	$134,657

The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations, and our marketing agreements (in thousands):

	Three Months Ending December 31, 2002	Year Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Restructuring-related commitments:
Operating leases, net of estimated sublease income	$6,235	$16,170	$14,581	$7,903	$5,326	$17,872	$68,087
Other	—	1,580	1,000	3,113	—	—	5,693

Restructuring-related commitments	6,235	17,750	15,581	11,016	5,326	17,872	73,780

Other commitments:
Debt principal and other (1)	1,196	4,962	2,004	74	—	2,188,229	2,196,465
Debt interest (1)	—	124,871	138,074	138,074	138,074	397,234	936,327
Capital leases	2,559	7,555	624	—	—	—	10,738
Operating leases	17,767	54,640	44,765	38,188	38,457	177,050	370,867
Marketing agreements	5,311	4,942	45	—	—	—	10,298

Other commitments	26,833	196,970	185,512	176,336	176,531	2,762,513	3,524,695

Total commitments	$33,068	$214,720	$201,093	$187,352	$181,857	$2,780,385	$3,598,475

(1)
Principal and interest payments due under the Company’s 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/U.S. dollar exchange ratio.

Long-term capital lease obligations are as follows (in thousands):

September 30, 2002
Gross capital lease obligations	$10,738
Less imputed interest	(814)

Present value of net minimum lease payments	9,924
Less current portion	(8,613)

Long-term capital lease obligations	$1,311

Restructuring-related lease obligations are as follows (in thousands):

	Three Months Ending December 31, 2002	Years Ending December 31,				Thereafter	Total
		2003	2004	2005	2006
Gross lease obligations	$6,614	$17,868	$18,050	$14,781	$13,677	$50,382	$121,372
Estimated sublease income (1)	(379)	(1,698)	(3,469)	(6,878)	(8,351)	(32,510)	(53,285)

Lease obligations, net	$6,235	$16,170	$14,581	$7,903	$5,326	$17,872	$68,087

(1)	At September 30, 2002, the Company had signed contractual sublease agreements covering $11 million in future payments.

Net cash provided by or used in operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income to determine cash flows from operations include depreciation and amortization, equity in losses of investees, and other items not affecting cash flows in the current period. Net cash provided by operating activities during the three months ended September 30, 2002 was $38 million, resulting from our net loss of $35 million, offset by changes in working capital of $47 million and by adjustments not affecting third quarter 2002 cash flows of $26 million (primarily associated with depreciation of fixed assets). Net cash used by operating activities during the three months ended September 30, 2001 was $64 million, resulting from our net loss of $170 million and changes in working capital of $30 million, offset by adjustments not affecting third quarter 2001 cash flows of $135 million (primarily associated with losses resulting from the remeasurement of our 6.875% PEACS from Euros to U.S. dollars, amortization of goodwill and intangibles, and depreciation of fixed assets). Net cash used by operating activities during the nine months ended September 30, 2002 was $198 million, resulting from our net loss of $152 million and changes in working capital of $226 million, offset by adjustments not affecting 2002 year-to-date cash flows of $180 million (primarily associated with losses resulting from the remeasurement of our 6.875% PEACS from Euros to U.S. dollars, depreciation of fixed assets, non-cash interest expense and stock-based compensation). Net cash used by operating activities during the nine months ended September 30, 2001 was $469 million, resulting from our net loss of $572 million and changes in working capital of $253 million, offset by adjustments not affecting 2001 year-to-date cash flows of $357 million (primarily associated with asset impairments resulting from our January 2001 operational restructuring, amortization of goodwill and intangibles, and depreciation of fixed assets). At June 30, 2002, prepaid expenses and other current assets were increased approximately $20 million because a credit card service provider unintentionally failed to make a scheduled settlement. Since this receivable was settled during the three months ended September 30, 2002, it had a positive effect on the operating cash flows of this three-month period, offset in part by an increase in prepaid advertising.

Cash provided by investing activities during the three months ended September 30, 2002 was $11 million, resulting from net sales and maturities of marketable securities of $22 million, offset by purchases of fixed assets of $11 million. Cash used by investing activities during the three months ended September 30, 2001 was $95 million, consisting of purchases of marketable securities of $82 million and purchases of fixed assets of $13 million. Cash used in investing activities during the nine months ended September 30, 2002 was $85 million, consisting of purchases of fixed assets of $24 million and net purchases of marketable securities of $62 million. Cash provided by investing activities during the nine months ended September 30, 2001 was $21 million, consisting of purchases of fixed assets of $43 million offset by net sales of marketable securities of $22 million.

Net cash provided by financing activities during the three months ended September 30, 2002 was $2 million, consisting primarily of proceeds from exercises of stock options of $6 million, offset by repayments of long-term capital lease obligations of $4 million. Net cash provided by financing activities during the three months ended September 30, 2001 was $94 million, consisting primarily of proceeds from issuance of common stock of $100 million and exercises of stock options of $1 million, offset by repayment of long-term capital lease obligations of $6 million. Net cash provided by financing activities during the nine months ended September 30, 2002 was $44 million, consisting primarily of proceeds from exercises of stock options of $56 million, offset by repayments of long-term capital lease obligations of $12 million. Net cash provided by financing activities during the nine months ended September 30, 2001 was $109 million, consisting primarily of proceeds from issuance of common stock of $100 million, exercises of stock options of $15 million and proceeds of $10 million from long-term leases, offset by repayment of long-term capital lease obligations of $15 million.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant losses since we began doing business. As of September 30, 2002, we had an accumulated deficit of $3.0 billion and our stockholders’ equity was a deficit of $1.5 billion. We have incurred substantial operating losses since our inception and we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

As of September 30, 2002, we had total long-term indebtedness under our Senior Discount Notes, convertible notes, capitalized-lease obligations, and other asset financings of $2.3 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes due in 2008. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

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

In the past, we amended several of our agreements with certain of the companies with which we have formed strategic alliances to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Certain of our commercial agreements expire or otherwise terminate in almost every quarter in the current year, and although we intend to replace or renew these agreements, we may be unable to do so on comparable terms or at all. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past strategic alliances and agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of these agreements, or encounter third parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

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

We hold several investments in third parties, primarily investments in companies in the Internet and e-commerce industries with which we have formed strategic alliances, that are accounted for using the equity method. Under the equity method, we are required to record our ownership percentage of the income or loss of these companies as income or loss for us. We record these amounts generally one month in arrears for private companies and three months in arrears for public companies. The losses we are required to record under the equity method with respect to a particular investment are limited to the carrying value of that investment, which, as of September 30, 2002, totaled $1 million for all of our equity-method investments. The companies in which we have equity method investments are likely to experience large losses for the foreseeable future and may or may not be ultimately successful. Accordingly, we may record additional equity method losses in the future.

Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of September 30, 2002, our recorded basis in equity securities was $20 million, including $3 million classified as “Marketable securities,” $1 million classified as “Investments in equity-method investees,” and $15 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Business

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the third party sellers for which we perform inventory fulfillment services on their behalf deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our Web sites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

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

Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

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

Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock option awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer results in variable accounting treatment for stock options representing, at September 30, 2002, approximately 8 million shares of our common stock. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock.

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

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under some of our strategic alliance agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

We Source a Significant Portion of Our Inventory from a Few Vendors

Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During the nine months ended September 30, 2002, approximately 20% of all inventory purchases were made from two major vendors, of which Ingram Book Group accounted for over 10% of all inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. Our current vendors may stop selling merchandise to us on acceptable terms. If that were the case, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

All of our cash equivalents and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in AA-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

At September 30, 2002, we have long-term indebtedness of $2.26 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and Senior Discount Notes, which are due in 2010, 2009, and 2008, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

Foreign Currency Risk

Net sales from our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca) accounted for 28% and 21% of consolidated revenues for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca is the same as the local currency of the United Kingdom, Germany, France, Japan and Canada, respectively. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign exchange rate fluctuations as the financial results of these subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During the three months and nine months ended September 30, 2002, International segment revenues improved $22 million and $12 million, respectively, and operating results improved $1 million for each respective period in comparison to the prior year due to changes in currency exchange rates.

At September 30, 2002, we were also exposed to foreign exchange risk related to our 6.875% PEACS and Euro-denominated cash equivalents and marketable securities (“Euro Investments”). The 6.875% PEACS have an outstanding principal balance of 690 million Euros ($681 million, based on the exchange rate as of September 30, 2002), and our Euro Investments, classified as available-for-sale, had a balance of 59 million Euros ($58 million, based on the exchange rate as of September 30, 2002). As the Euro/U.S. dollar exchange ratio varies, the value of our Euro Investments, when translated, will fluctuate. Debt principal of 615 million Euros is remeasured each period, which results in currency gains or losses that are recorded in “Other gains (losses), net” on our statements of operations. We hedge the exchange rate risk on debt principal of 75 million

Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive loss” on our balance sheets and recognized in “Other gains (losses), net” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

Investment Risk

As of September 30, 2002, our carrying value in equity securities was $20 million, including $3 million classified as “Marketable securities,” $1 million classified as “Investments in equity-method investees,” and $15 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies primarily for strategic purposes. At September 30, 2002, our investments in securities of publicly-held companies was $10 million, and our investments in securities of privately-held companies was $10 million. We have also received securities, including warrant investments, from some of the companies with which we have formed strategic alliances in exchange for services provided by us to those companies. Our investments are accounted for under the equity method if we have the ability to exercise significant influence, but not control, over an investee. Some of our cost-method investments are in private companies and are accounted for at cost and others are in public companies and are accounted for as available-for-sale securities and recorded at fair value. Warrant investments are generally carried at fair value. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our carrying value are other-than-temporary. During the nine months ended September 30, 2002, and the year ended December 31, 2001, we recorded impairment losses totaling $5 million and $44 million, respectively, to write-down certain of our equity securities to fair value. All of these investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2002 of $31 million (recorded basis of $10 million), an assumed 15%, 30%, or 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $5 million, $9 million, or $16 million, respectively.

Item 4.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

On August 28, 2002, the Trustee for the Creditors’ Trust for Living.com instituted an adversary proceeding against a subsidiary of the Company in the United States Bankruptcy Court for the Western District of Texas. The plaintiff alleges that Living.com’s creditors are entitled to a contractual recovery of approximately $58 million in fees that Living.com had previously paid in 2000 primarily by issuing Living.com stock to the Company. We dispute the plaintiff’s allegations and intend to vigorously defend ourselves in this matter.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated October 24, 2002, Announcing the Company’s Third Quarter Financial Results

99.2	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Mark S. Peek, Vice President and Chief Accounting Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On July 31, 2002, the Company filed an 8-K under Item 9 announcing that its Chief Executive Officer, Jeffrey P. Bezos, and principal financial officer, Mark S. Peek, submitted their statements under oath in response to the order of the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460).

On August 30, 2002, the Company filed an 8-K under Item 5 announcing that Thomas J. Szkutak will become its Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

By:	/S/ MARK S. PEEK
Mark S. Peek Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)
Dated: October 25, 2002

CERTIFICATIONS

I, Jeffrey P. Bezos, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Amazon.com, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 25, 2002	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Mark S. Peek, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Amazon.com, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 25, 2002	/S/ MARK S. PEEK
Mark S. Peek Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000)

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Press Release Dated October 24, 2002, Announcing the Company’s Third Quarter Financial Results

99.2	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Mark S. Peek, Vice President and Chief Accounting Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002