Form 10-K
period 2002-12-31
AMAZON COM INC
filed 2003-02-19
CIK 1018724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File No. 000-22513

Amazon.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1646860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 12th Avenue South, Suite 1200, Seattle, Washington 98144-2734

(206) 266-1000
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002	$4,311,000,000
Number of shares of common stock outstanding as of January 27, 2003	388,242,957

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1.     Business

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

General

      Amazon.com, Inc., a Fortune 500 company, commenced operations on the World Wide Web in July 1995. We seek to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they may want to buy online. We endeavor to offer our customers the lowest possible prices. We and our sellers list millions of unique new, used and collectible items in categories such as apparel and accessories, electronics, computers, kitchen and housewares, books, music, DVDs, videos, cameras and photo items, office products, toys, baby items and baby registry, software, computer and video games, cell phones and service, tools and hardware, travel services, magazine subscriptions and outdoor living items. Through our Merchants@ and Amazon Marketplace programs, zShops and Auctions, any business or individual can sell virtually anything to Amazon.com’s millions of customers.

      We operate six global Web sites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca. We also own and operate the Internet Movie Database at www.imdb.com (“IMDb”), which is a comprehensive and authoritative source of information on movie and entertainment titles and cast and crew members. IMDb offers IMDb Pro, a subscription service designed for the entertainment industry.

      Amazon.com was incorporated in 1994 in the state of Washington and reincorporated in 1996 in the state of Delaware. Our principal corporate offices are located in Seattle, Washington. We completed our initial public offering in May 1997 and our common stock is listed on the Nasdaq National Market under the symbol “AMZN.”

      As used herein, “Amazon.com,” “we,” “our” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Business Strategy

      We seek to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they might want to buy online. We have designed our Web sites to allow millions of new, used and collectible products to be sold by us and by other businesses and individuals worldwide. A product on our Web sites may be listed for sale simultaneously by several different sellers. For instance, a product may be offered by us, by a participant in our Merchants@ program and by a business or individual selling a new, used or collectible version of the product through Amazon Marketplace, zShops or Auctions. We also offer certain e-commerce services to other businesses through our Merchant.com and Syndicated Stores programs.

Lowering Prices

      We endeavor to offer our customers the lowest possible prices. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices. We believe this strategy of lowering prices will, over time, increase unit growth and lead to further efficiencies.

Amazon.com Retail

      We are the seller of record on our Web sites for a broad range of new products, including electronics, computers, kitchen and housewares, books, music, DVDs, videos, cameras and photo items, software, computer and video games, cell phones, tools and hardware and outdoor living items. We purchase these products from vendors and fulfill them either through our fulfillment centers or through outsourced fulfillment providers.

Merchants@ and Amazon Marketplace Programs

      Our Merchants@ and Amazon Marketplace programs allow other businesses and individuals to offer their new, used and collectible products for sale on our Web sites. Their products are fully integrated on our Web sites and are purchased by customers through a single checkout process. We are not the seller of record in these transactions, but instead earn fixed fees, sales commissions, per-unit activity fees, or some combination thereof. We also sometimes offer fulfillment-related services under this program. Examples of our Merchants@ program include our apparel store at www.amazon.com, which offers more than 500 brands, as well as the Toysrus.com, Babiesrus.com and Target stores at www.amazon.com. Amazon Marketplace is available on www.amazon.com, www.amazon.co.uk, www.amazon.de and www.amazon.co.jp. In addition, other businesses and individuals can auction products through our Auction sites and offer products on individual specialty stores through our zShops sites.

Merchant.com Program

      Through our Merchant.com program we utilize our e-commerce services, features and technologies to operate another business’s Web site and sell its products under its brand name and URL (an example is www.target.com). We also offer fulfillment-related services through our Merchant.com program. We are not the seller of record, but instead earn fixed fees, sales commissions, per-unit activity fees, or some combination thereof.

Syndicated Stores Program

      Through our Syndicated Stores program, we utilize our e-commerce services, features and technologies to sell our products through another business’s Web site using another business’s name and URL. Under these arrangements, we are the seller of record and are responsible for fulfillment and customer service. The other business earns a sales commission on the products sold. Examples include www.cdnow.com, www.virginmega.com, www.virginmega.co.jp, www.borders.com, www.waldenbooks.com and www.waterstones.co.uk, among others.

Operating Segments

      Beginning in 2001, we organized our operations into four principal segments: North America Books, Music and DVD/ Video (“BMVD”); North America Electronics, Tools and Kitchen (“ETK”); International; and Services. See Item 8 of Part II, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Segment Information” for additional information regarding our segments.

      BMVD Segment. This segment includes retail sales from www.amazon.com and www.amazon.ca of books, music and DVD/video products and magazine subscription commissions. This segment also includes commissions from sales of these products, new, used or collectible, through Amazon Marketplace and amounts earned from sales of these products by other businesses through our Merchants@ program and product revenues from stores offering these products through our Syndicated Stores program.

      Our BMVD segment had net sales of $1.87 billion, $1.69 billion and $1.70 billion in 2002, 2001 and 2000, respectively. In 2002, we launched our Canada-focused Web site at www.amazon.ca and launched Syndicated Stores at www.cdnow.com and www.waldenbooks.com. In addition, we added in-store pickup to our www.borders.com Syndicated Store and added over 50,000 magazine, newspaper and newsletter titles to our Magazine store at www.amazon.com.

      ETK Segment. This segment includes www.amazon.com retail sales of electronics, home improvement and home and garden products, as well as our mail-order catalog sales. This segment also includes commissions from sales of these products, new, used or collectible, through Amazon Marketplace and amounts earned from sales of these products by other businesses through our Merchants@ program, such as with Office Depot, and will include revenues from stores offering these products, if any, through our Syndicated Stores program.

      Our ETK segment had net sales of $645 million, $547 million and $484 million in 2002, 2001 and 2000, respectively. During 2002, we launched our Office Depot store at www.amazon.com.

      International Segment. This segment includes all retail sales of the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon.com experience, but are localized in terms of language, products, customer service and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts earned from sales of products through Amazon Marketplace and product revenues from stores offering products through our Syndicated Stores program, such as www.waterstones.co.uk and www.virginmega.co.jp, and amounts earned from sales of products by other businesses through our Merchants@ program.

      Our International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca. Our International segment had net sales of $1.17 billion, $661 million and $381 million in 2002, 2001 and 2000, respectively. In 2002, www.amazon.co.uk, www.amazon.de and www.amazon.co.jp each launched Amazon Marketplace. In addition, the Syndicated Store at www.virginmega.co.jp was launched, and www.amazon.de launched a magazine and periodicals store.

      Services Segment. This segment consists of commissions, fees and other amounts earned from our services business, including our Merchant.com program (such as www.target.com), and to the extent full product categories are not also offered by us through our online retail stores, our Merchants@ program, such as our apparel store, the Toysrus.com and Babiesrus.com stores, and portions of the Target store at www.amazon.com, as well as our commercial agreement with America Online, Inc. This segment also includes Auctions, zShops, Amazon Payments and miscellaneous marketing and promotional agreements.

      The Services segment had net sales of $246 million, $225 million and $198 million in 2002, 2001 and 2000, respectively. In 2002, we launched our apparel store which now has more than 500 popular brands of clothing, shoes and accessories offered by our Merchants@ program participants. In addition, we launched www.target.com under our Merchant.com program.

Amazon.com Web Sites

      Our Web sites promote brand loyalty and repeat purchases by providing feature-rich content, a secure and trusted transaction environment and easy-to-use functionality. Our Web sites offer broad selection, low prices, availability, convenience, discovery and fulfillment. Key features include product reviews and other information, Web pages tailored to individual customers’ preferences, including recommendations and notifications, 1-Click® technology, secure payment systems, browsing, searching and the ability to view selected interior pages of over 250,000 books with our “Look Inside the Book” feature. Our community of online users creates feature-rich content, including product reviews and online lists, such as wish lists, wedding registries and baby registries of desired products and services that others can reference for gift-giving purposes and Listmania lists with accompanying commentary regarding favorite products.

Marketing and Promotion

      Our marketing strategy is designed to strengthen and broaden the Amazon.com brand name, increase customer traffic to our Web sites, encourage customers to shop in many product categories, promote repeat purchases and develop incremental product and service revenue opportunities. First and foremost, our best marketing efforts are focused on improving the customer experience, which drives word-of-mouth promotion and repeat customer visits. We also deliver personalized Web pages and services and employ a variety of media, business development activities and promotional methods to achieve these goals. We benefit from public relations activities and from time to time we employ various means of online and traditional advertising, including e-mail, radio, television and print media and direct marketing. We also participate in cooperative advertising arrangements with certain of our vendors. We direct customers to our Web sites through our Associates program, which enables associated Web sites to make our products available to their audiences with fulfillment performed by us. Currently, over 900,000 Web sites have enrolled in our Associates program. In addition, we offer an everyday free shipping option at www.amazon.com for certain orders that exceed a specific amount, and offer similar options for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such offers as an effective marketing tool.

Customer Service

      We believe that our ability to establish and maintain long-term relationships with our customers and to encourage repeat visits and purchases depends, in part, on the strength of our customer service operations, and we continually seek to improve the Amazon.com customer service experience. Customers can use the “your-account” website features to track order and shipment status, review estimated delivery dates, cancel unshipped items, change delivery information and payment options, combine orders, edit gift options and return items. In addition to these and similar online self-service features, users can contact customer service representatives 24 hours a day, seven days a week. We have automated certain tools used by our customer service staff and have plans for further enhancements. We currently have customer service personnel working in six customer service centers located in Tacoma, Washington; Grand Forks, North Dakota; Huntington, West Virginia; Slough, the United Kingdom; Regensburg, Germany; and Sapporo, Japan. In addition, we have customer-service cosourcing arrangements with certain vendors in India, Northern Ireland and the U.S.

Fulfillment

      We currently lease and operate U.S. fulfillment facilities in New Castle, Delaware; Coffeyville, Kansas; Campbellsville and Lexington, Kentucky; Fernley, Nevada; and Grand Forks, North Dakota. We also lease and operate three European fulfillment centers that are located in Marston Gate, the United Kingdom; Orleans, France; and Bad Hersfeld, Germany. In Japan, Nippon Express, a leading courier company, provides fulfillment services for orders from www.amazon.co.jp under a cosourcing arrangement; and in Canada, Assured Logistics, an affiliate of Canada Post, provides outsourced fulfillment services for orders from www.amazon.ca. On an aggregate basis, these fulfillment centers (including the facilities that are leased by Nippon Express and Assured Logistics) comprise approximately 4.2 million square feet of warehouse space. In addition, we currently lease six off-site facilities totaling approximately 1.1 million square feet of space, which support the storage and fulfillment functions of our U.S. fulfillment centers. Our fulfillment centers facilitate our ability to deliver merchandise to customers on a reliable and timely basis. In addition, we fulfill certain orders through outsourced fulfillment providers.

Seasonality

      Our business is generally affected by both seasonal fluctuations in Internet usage (which generally declines during summer months) and traditional retail seasonality. Traditional retail sales for most of our products (including books, music, DVDs, videos, toys and electronics, among others) usually increase significantly in the fourth calendar quarter of each year. Of particular note is the fourth quarter seasonal effect on our sales of toys (which are mainly sold through our Merchants@ program relationship with Toysrus.com) and electronics.

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

      We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders and ensuring proper shipment of products to customers. Our transaction-processing systems handle millions of items, a number of different status inquiries, gift-wrapping requests and multiple shipment methods. These systems allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing and charging customer credit cards.

Competition

      The retail environment for our products is generally intensely competitive. Our current or potential competitors include: (1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing; (2) other online e-commerce sites; (3) a number of indirect competitors, including Web portals and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including Web-site developers and third-party fulfillment and customer-service providers. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use and ability to adapt to changing conditions. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools and speed of performance for our services. As the market segments in which we operate continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

      We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered a number of domain names and been issued a number of trademarks, service marks, patents and copyrights by U.S. and foreign governmental authorities. We also have applied for the registration of other trademarks, service marks, domain names and copyrights in the U.S. and internationally, and we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, technologies or copyrighted materials, to third parties.

Employees

      We employed approximately 7,500 full-time and part-time employees at December 31, 2002. However, employment levels fluctuate due to seasonal factors affecting our business. We also employ independent contractors and temporary personnel on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software-development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

      Our investor relations website is www.amazon.com/ir. We make available on this website under “Financial Documents and Annual Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

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

We Have an Accumulated Deficit and May Incur Additional Losses

      We have incurred significant losses since we began doing business. As of December 31, 2002, we had an accumulated deficit of $3.0 billion and our stockholders’ equity was a deficit of $1.4 billion. We have incurred substantial operating losses since our inception, and we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

      As of December 31, 2002, we had total long-term indebtedness under our 10% Senior Discount Notes due 2008 (“Senior Discount Notes”), convertible notes, capitalized-lease obligations and other asset financings of $2.3 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn.

      There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default.

We Face Intense Competition

      The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries.

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

      Competition in the e-commerce channel may intensify. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, operating profits, or both.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Commercial Agreements, Strategic Alliances and Other Business Relationships

      We may enter into commercial agreements, strategic alliances and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as: providing our technology services such as search, browse and personalization; permitting other businesses and individuals to offer products or services through our Web sites; and powering third-party Web sites, either with or without providing accompanying fulfillment services. These arrangements are complex and initially require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement, maintain and develop successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, payment processing and licensing of third party software, hardware and content, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business’s Web site or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

      As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of these agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

      In addition, our present and future third-party services agreements, other commercial agreements, joint ventures, investments and business combinations create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of relationships with existing employees, customers and companies with which we have formed strategic alliances;

•	variability in revenue and income from entering into, amending or terminating such agreements or relationships;

•	difficulty assimilating the operations, technology and personnel of combined companies;

•	problems retaining key technical and managerial personnel; and

•	additional operating losses and expenses of acquired businesses.

Our Investments and the Consideration We Receive under Certain Commercial Agreements May Subject Us to a Number of Risks

      In the past, we have entered into commercial agreements with other companies, including strategic alliances where we perform certain e-commerce services, and in exchange for our services we received cash, equity securities of these companies, and/or additional benefits, such as Web site traffic. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales made by the other company. In some cases, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. We may in the future make additional investments in companies with which we already have commercial agreements or companies with which we enter into new commercial agreements or similar arrangements. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

      In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. We may in the future enter into further amendments of our commercial agreements. Although these amendments did not affect the amount of unearned revenue previously recorded by us (if any), the timing of revenue recognition of these recorded unearned amounts has been changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

      Our investments in equity securities that are not accounted for under the equity method are included in “Marketable securities” and “Other equity investments” on our balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of December 31, 2002, our recorded basis in equity securities was $19 million, including $4 million classified as “Marketable securities” and $15 million classified as “Other equity investments,” of which less than $1 million was accounted for under the equity-method.

The Seasonality of Our Business Places Increased Strain on Our Operations

      We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our Web sites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

      We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents and marketable securities balances reach their highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents and marketable securities on hand.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

      Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed. We may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

      Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such attacks and security concerns could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

      Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew and amend on favorable terms our strategic alliances;

•	foreign exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory and fulfill orders;

•	the introduction by our competitors of Web sites, products or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of strategic alliances, acquisitions and other business combinations, and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

      Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Exchange Risk

      The results of operations of our internationally-focused Web sites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

      In addition, our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) are denominated in Euros, not U.S. Dollars. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/ U.S. Dollar exchange ratio, we will record non-cash gains or losses in “Other gains (losses), net” on our statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, if the U.S. Dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

      Customer access to our Web sites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our Web sites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. To prevent system interruptions, we continually need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Web sites and increased sales volume.

      Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from accepting and fulfilling customer orders. Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

      We plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally and develop localized Web sites, stores and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

      Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs);

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	longer receivable cycles;

•	consumer protection laws and restrictions on pricing or discounts;

•	lower level of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower level of credit card usage and increased payment risk;

•	difficulty in developing and simultaneously managing a larger number of unique foreign operations as a result of distance, language and cultural differences;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment and loans;

•	tax and other laws of the U.S. and other jurisdictions; and

•	geopolitical events, including war and terrorism.

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

We Face Significant Inventory Risk

      We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades and additional long-zone shipments necessary to ensure timely delivery. As a result of our Merchants@ program relationships with Toysrus.com, Babiesrus.com, Target and other companies, these parties identify, buy, manage and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

      The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons.

      Our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism or acts of God.

      Any one of the inventory risk factors set forth above may adversely affect our operating results.

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

      If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict sales volume, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, warehousing, fulfillment and distribution capacity. In addition, third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality and future procurement of their services. Finally, under some of our commercial agreements, we maintain the inventory of other companies in our fulfillment centers, thereby increasing the complexity of tracking inventory in and operating our fulfillment centers. Our failure to properly handle such inventory or the inability or failure of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

      We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available online.

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

      Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

      We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	quarterly variations in operating results;

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in Internet regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	news and securities analyst reports and speculation relating to new and existing commercial agreements, general business or Internet trends or our existing or future products or services.

      Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

      Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer resulted in variable accounting treatment for certain of our stock options. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock. In late 2002, we implemented a restricted stock unit plan, which will be our primary vehicle for employee stock-based compensation going forward. Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock, which will be recognized as compensation expense ratably over the corresponding employee service term.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

      We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops and certain aspects of Amazon Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

      In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de and www.amazon.fr and delivered in European Union member countries. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

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

      Various countries are currently evaluating their VAT positions on e-commerce transactions. Recently, for example, the European Union (“EU”) enacted a directive requiring that businesses in non-EU countries selling digital products and services to EU resident consumers collect and remit VAT in the country of the consumer’s residence. This directive will become effective on July 1, 2003, will result in additional VAT collection obligations and administrative burdens and may decrease our future sales to customers in the EU. Future VAT legislation or changes to our business model may have similar impacts.

We Source a Significant Portion of Our Inventory from a Few Vendors

      Although we continue to increase our direct purchasing from manufacturers, we still source a significant amount of inventory from relatively few vendors. During 2002, we purchased over 10% of all inventory purchases from a single vendor, Ingram Book Group. No other vendors account for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

      Some of our products, such as toys, tools, hardware, computers, cell phones, and kitchen and houseware products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also may sell products that may indirectly increase our exposure to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

      The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. We guarantee payments made through Amazon Payments up to certain limits for both buyers and sellers, and we may be unable to prevent users of Amazon Payments from fraudulently receiving goods when payment may not be made to a seller or fraudulently collecting payments when goods may not be shipped to a buyer. Our liability risk will increase if a larger fraction of our sellers use Amazon Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon Payments or otherwise could harm our business. In addition, the functionality of Amazon Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon Payments will not be viable (and our businesses that use Amazon Payments may not be viable).

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

We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Merchants@ program, Merchant.com program, Amazon Marketplace, Auctions and zShops Services

      We may be unable to prevent users of our Merchants@ program, Merchant.com program, Amazon Marketplace, Auctions and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and/or the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or which violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business. In running our Merchants@ program, Merchant.com program, Amazon Marketplace, Auctions and zShops services, we rely on sellers to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We do not take responsibility for delivery of payment or goods and, while we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under our guarantee program, fraudulent activities by our users, such as the fraudulent receipt of goods and the fraudulent collection of payments, may create liability for us.

Executive Officers and Directors

      The following tables set forth certain information regarding our Executive Officers and Directors as of January 19, 2003:

Executive Officers

Name	Age	Position

Jeffrey P. Bezos	39	President, Chief Executive Officer and Chairman of the Board
Richard L. Dalzell	45	Senior Vice President, Worldwide Architecture and Platform Software and Chief Information Officer
Mark S. Peek	45	Vice President and Chief Accounting Officer
Diego Piacentini	42	Senior Vice President, Worldwide Retail and Marketing
Thomas J. Szkutak	42	Senior Vice President and Chief Financial Officer
Jeffrey A. Wilke	36	Senior Vice President, Worldwide Operations and Customer Service
L. Michelle Wilson	39	Senior Vice President, Human Resources, General Counsel and Secretary

      Jeffrey P. Bezos. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President from founding until June 1999 and again from October 2000 to the present.

      Richard L. Dalzell. Mr. Dalzell has served as Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer since November 2001. From October 2000 until November 2001, Mr. Dalzell was Senior Vice President and Chief Information Officer and prior to that, from joining Amazon.com in August 1997 until October 2000, he was Vice President and Chief Information Officer.

      Mark S. Peek. Mr. Peek has served as Vice President and Chief Accounting Officer since July 2002. From November 2000 to July 2002, he served as Vice President, Financial Planning and Analysis, and from April 2000 to November 2000, he served as Vice President, Finance and Chief Accounting Officer. Prior to joining Amazon.com, Mr. Peek was an audit partner with Deloitte & Touche.

      Diego Piacentini. Mr. Piacentini has served as Senior Vice President, Worldwide Retail and Marketing, since November 2001. From joining Amazon.com in February 2000 until November 2001, Mr. Piacentini was Senior Vice President and General Manager, International. Prior to joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe, of Apple Computer, Inc., with responsibility for Apple Computer’s operations in Europe, the Middle East and Africa.

      Thomas J. Szkutak. Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since November 2002. Previously, Mr. Szkutak held a variety of positions at General Electric Co., including Chief Financial Officer of GE Lighting from September 2001 to September 2002, Finance Director of GE Plastics Europe from March 1999 to September 2001, and Executive Vice President — Finance of GE Asset Management (formerly known as GE Investments) from May 1997 to March 1999.

      Jeffrey A. Wilke. Mr. Wilke has served as Senior Vice President, Worldwide Operations and Customer Service, since January 2002. From October 2000 until January 2002, Mr. Wilke was Senior Vice President, Operations, and prior to that he had been Vice President and General Manager, Operations, since joining Amazon.com in September 1999. Previously, Mr. Wilke held a variety of positions at AlliedSignal, including Vice President and General Manager of the Pharmaceutical Fine Chemicals unit from March 1999 to September 1999 and General Manager of the Carbon Materials and Technologies unit from August 1997 to February 1999.

      L. Michelle Wilson. Ms. Wilson has served as Senior Vice President, Human Resources, General Counsel and Secretary since March 2001. She served as Vice President, General Counsel and Secretary from July 1999 until March 2001. Ms. Wilson joined Amazon.com in March 1999 as Associate General Counsel, Mergers and Acquisitions and Finance. Prior to joining Amazon.com, she was a partner in the law firm of Perkins Coie LLP.

Board of Directors

Name	Age	Position

Jeffrey P. Bezos	39	President, Chief Executive Officer and Chairman of the Board
Tom A. Alberg	62	Managing Director of Madrona Venture Group
L. John Doerr	51	General Partner, Kleiner Perkins Caufield & Byers
Mark S. Hansen	47	Chairman and CEO of Fleming Companies, Inc.
Thomas O. Ryder	58	Chairman and CEO of Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	46	President and Co-Chair of the Bill & Melinda Gates Foundation

Item 2.	Properties

      We do not own any real estate. Our principal office facilities in the U.S. are located in several leased facilities in Seattle, Washington under leases that expire at various times through July 2010. Our corporate office facilities (excluding customer service office space) in the U.S. comprise a total of 517,000 square feet. Additionally, we have 333,000 square feet of office space that is subleased or is vacant that we remain obligated under lease agreements that expire at various times through April 2011.

      Our U.S. warehousing and fulfillment operations are housed in six fulfillment centers located in New Castle, Delaware; Fernley, Nevada; Coffeyville, Kansas; Lexington and Campbellsville, Kentucky; and Grand Forks, North Dakota. These fulfillment centers comprise a total of approximately 3.1 million square feet. Our fulfillment center leases expire from 2004 through 2015. We also lease six facilities located near our fulfillment centers, comprising approximately 1.1 million square feet, which we use for off-site storage and shipping. These offsite storage and shipping facilities are under relatively short-term lease agreements that expire at various times through May 2003; following expiration, we intend to renew certain of these leases or consolidate into new offsite facilities, or both.

      Our U.S. customer service operations occupy approximately 76,000 square feet of office space and are located in Tacoma, Washington; Huntington, West Virginia; and Grand Forks, North Dakota. The lease terms of these facilities expire in January 2006, April 2010 and November 2008, respectively.

      Our data-center facilities have 120,000 combined square feet (including approximately 40,000 square feet of vacant space at one facility). These facilities are under leases that expire from 2004 through 2009.

      We lease additional properties outside the U.S., including approximately 135,000 square feet of corporate office space (excluding customer service office space) in Germany, France, Japan and the United Kingdom (which excludes approximately 40,000 square feet of vacant office space in Germany); approximately 845,000 combined square feet of available fulfillment center space in Germany, France and the United Kingdom (which excludes approximately 200,000 square feet in our United Kingdom facility that is currently subleased or marketed for sublease); and approximately 66,000 combined square feet of customer service space in Germany, Japan and the United Kingdom. The fulfillment centers in Germany, the United Kingdom and France are located in Bad Hersfeld, Marston Gate and Orleans, respectively, and the lease terms expire in December 2009, October 2025 and March 2009, respectively.

      In January 2001, we closed our fulfillment centers in McDonough, Georgia and Seattle, Washington. Our lease for the Seattle facility, which covers approximately 76,000 square feet (a portion of which is currently subleased) will expire in April 2004. We recently negotiated a termination agreement for our McDonough facility lease that accelerated the termination date to December 2002 for a portion of the building and to March 2003 for the remainder of the building (contingent on our payment of the final termination fee). At December 31, 2002, the lease for our McDonough facility covered approximately 520,000 square feet.

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

      A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that we, together with certain of our officers and directors and certain third parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

      On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against the Company and Borders in the United States District Court for the Northern District of California. The Complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The Complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. We dispute the plaintiff’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

      No matters were submitted for a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “AMZN.” The following table sets forth the high and low sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low

Year ended December 31, 2001
First Quarter	$21.88	$10.00
Second Quarter	17.56	8.37
Third Quarter	16.98	5.97
Fourth Quarter	12.24	6.01
Year ended December 31, 2002
First Quarter	$16.96	$9.03
Second Quarter	20.40	12.52
Third Quarter	17.93	12.26
Fourth Quarter	25.00	16.01

Holders

      As of January 27, 2003, there were 4,229 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

      We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. In addition, we are restricted from paying cash dividends under our Senior Discount Notes. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

      None.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis

of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998(1)

	(in thousands, except per share data)
Net sales	$3,932,936	$3,122,433	$2,761,983	$1,639,839	$609,819
Gross profit	992,618	798,558	655,777	290,645	133,664
Income (loss) from operations	64,124	(412,257)	(863,880)	(605,755)	(109,055)
Interest income	23,687	29,103	40,821	45,451	14,053
Interest expense	(142,925)	(139,232)	(130,921)	(84,566)	(26,639)
Net loss	(149,132)	(567,277)	(1,411,273)	(719,968)	(124,546)
Basic and diluted net loss per share(2)	$(0.39)	$(1.56)	$(4.02)	$(2.20)	$(0.42)
Shares used in computation of basic and diluted net loss per share(2)	378,363	364,211	350,873	326,753	296,344
Balance Sheet Data:
Cash and cash equivalents	$738,254	$540,282	$822,435	$133,309	$71,583
Marketable securities	562,715	456,303	278,087	572,879	301,862
Total assets	1,990,449	1,637,547	2,135,169	2,465,850	648,460
Long-term debt	2,277,305	2,156,133	2,127,464	1,466,338	348,140
Stockholders’ Equity (Deficit)	(1,352,814)	(1,440,000)	(967,251)	266,278	138,745

(1)	Reflects restatement for a 1998 business acquisition accounted for under the pooling-of-interests method.

(2)	For further discussion of loss per share, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” and “— Note 9 — Earnings (Loss) Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of future pro forma profitability, net sales, cash flows from operations and free cash flows, all of which are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general, the Internet and online commerce, customer spending patterns, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, risks of inventory management, the degree to which we enter into, maintain and develop relationships with other businesses, fluctuations in the value of securities and non-cash payments we receive in connection with such transactions, foreign exchange risks, seasonality, international growth and expansion and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1 of Part I,

“Business — Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Results of Operations

Critical Accounting Judgments

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Significant Accounting Policies

Inventories

      Inventories, consisting of products available for sale, are valued at the lower of cost or market value, which requires us to make judgments, based on currently-available information, about the likely method of disposition (whether through sales to individual customers, returns to product vendors or liquidations), and expected recoverable values of each disposition category. Based on this evaluation, which is applied consistently from period to period, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value.

Revenue Recognition

      We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

      We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

      Product sales, net of promotional discounts, rebates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier (commonly referred to as “F.O.B. Shipping Point”). Return allowances (which reduce product revenue by our best estimate of expected product returns) are estimated using historical experience.

      We periodically provide incentive offers to our customers to encourage purchases. Such offers include percentage discounts off current purchases (“current discount offers”), offers for future discounts subject to a minimum current purchase (“inducement offers”) and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction and are presented as a net amount in “Net sales.” Inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers.

      Commissions received through our Amazon Marketplace and Merchants@ programs and amounts earned through our Merchant.com program are recorded as net amounts since we are acting as an agent. Amounts earned are recognized as net sales when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

      We earn revenues from services primarily by entering into business-to-business commercial agreements, including providing our technology services such as search, browse and personalization; permitting other businesses and individuals to offer products or services through our Web sites; and powering third-party Web sites, either with or without providing accompanying fulfillment services. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we generally receive cash. In the past, we have accepted as compensation under these arrangements equity securities, or a combination of equity securities and cash. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect our ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. We generally recognize revenue from these marketing and promotional services (including revenues associated with non-refundable advance payments) on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

      Included in Services segment revenues are equity-based service revenues of $13 million, $27 million and $79 million for 2002, 2001 and 2000, respectively.

      We have in the past, and may in the future, amend our agreements with certain of the companies with which we have commercial agreements to modify future cash proceeds to be received by us, modify the service term of our commercial agreements, or both. Although these amendments generally do not affect the amount of unearned revenue previously recorded by us (if any), the timing of future revenue recognition changes to correspond with the terms of amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these commercial agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

Fair Value of Equity Securities Received as Compensation Under Commercial Agreements

      For equity securities of public companies received as compensation under commercial agreements, we generally determine fair value based on the quoted market price at the time we enter into the underlying commercial agreement and adjust such market price appropriately if significant restrictions on marketability exist. Because an observable market price does not exist for equity securities of private companies, our estimates of fair value of such securities are more subjective than for the securities of public companies. For significant transactions involving equity securities in private companies, we obtain and consider independent, third-party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and utilizing estimated discounted cash flows for that company. These valuations also reduce the otherwise fair value by a factor that is intended to account for restrictions on control and marketability where appropriate. Using these valuations and other information available to us, such as our knowledge of the industry and the company itself, we determine the estimated fair value of the securities received.

Accounting for Goodwill and Certain Other Intangibles

      Effective July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. We evaluated our intangible assets and determined that all such assets have determinable lives.

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

Restructuring Estimates

      Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Results of Operations

Net Sales

      Net sales include the selling price of consumer products sold by us, less promotional discounts, rebates and sales returns; outbound shipping charges billed to our customers; commissions and other amounts earned from sales of new and used products on Amazon Marketplace; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) for sales of retail products through our Merchants@ program, such as Toysrus.com and Target stores at www.amazon.com; the selling price of consumer products sold by us through our Syndicated Stores program, such as www.borders.com; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant.com program, such as www.target.com; amounts earned from third parties who utilize our technology services such as search, browse and personalization; and amounts earned for miscellaneous marketing and promotional agreements.

      Net sales were $3.93 billion, $3.12 billion and $2.76 billion for 2002, 2001 and 2000, respectively, representing increases of 26% and 13% for 2002 and 2001, respectively. The increases in 2002 net sales were primarily attributable to our International segment and our BMVD segment, which increased $508 million and $185 million in 2002, respectively. The increases in 2001 net sales were primarily attributable to our International segment and our ETK segment, which increased $280 million and $63 million, respectively. During 2002, revenues improved $47 million in comparison to 2001 due to changes in foreign exchange rates (specifically the weakening of the U.S. Dollar in comparison to the Euro and the British Pound).

      Net sales for our BMVD segment were $1.87 billion, $1.69 billion and $1.70 billion for 2002, 2001 and 2000, respectively, representing an increase of 11% for 2002 in comparison with a decline of 1% for 2001. This segment includes retail sales from www.amazon.com and www.amazon.ca of books, music and DVD/ video products and magazine subscription commissions. This segment also includes commissions from Amazon Marketplace sales of these products, new, used or collectible, amounts earned from sales of these products by other businesses through our Merchants@ program and product revenues from stores offering these products through our Syndicated Stores program. The improvement in growth rates for our BMVD segment in 2002 in comparison with 2001 reflects increased unit sales resulting from our continuing efforts to reduce prices for customers, including increases in customer discounts on books and the introduction of everyday free shipping at www.amazon.com for certain orders. Also contributing to the 2002 increase in growth rates for BMVD are increases in unit sales through Amazon Marketplace.

      Net sales for our ETK segment were $645 million, $547 million and $484 million for 2002, 2001 and 2000, respectively, representing increases of 18% and 13% for 2002 and 2001, respectively. This segment includes www.amazon.com retail sales of electronics, home improvement and home and garden products, as well as our mail-order catalog sales. This segment also includes commissions from sales of these products, new, used or collectible, through Amazon Marketplace and amounts earned from sales of these products by other businesses through our Merchants@ program, such as with Office Depot, and will include revenues from stores offering these products, if any, through our Syndicated Stores program. The improvement in growth rates for our ETK segment in 2002 in comparison with 2001 reflects increased unit sales resulting from our continuing efforts to reduce prices for customers, including increases in customer discounts through price changes and rebate programs and the introduction of everyday free shipping at www.amazon.com for certain orders. Also contributing to the 2002 increase in growth rates for ETK are increases in unit sales through Amazon Marketplace.

      Net sales for our International segment were $1.17 billion, $661 million and $381 million for 2002, 2001 and 2000, respectively, representing increases of 77% and 74% for 2002 and 2001, respectively. We anticipate that as the revenue base of our International segment increases, the percentage growth rates will likely decline over time. During 2002, revenues improved $47 million in comparison to 2001 due to changes in foreign exchange rates (specifically the weakening of the U.S. Dollar in comparison to the Euro and the British Pound). This segment includes all retail sales of the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon.com experience, but are localized in terms of language, products, customer service and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts earned from sales of products through Amazon Marketplace and revenues from stores offering products through our Syndicated Stores program, such as www.waterstones.co.uk and www.virginmega.co.jp, and amounts earned from sales of products by other businesses through our Merchants@ program. Our International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca. The increase in net sales from our International segment results from, in each of the four internationally-focused Web sites, an increase in unit sales (in part due to the introduction of Amazon Marketplace on www.amazon.co.uk, www.amazon.de and www.amazon.co.jp), and our continuing efforts to reduce prices to customers through increases in customer discounts and free and reduced-rate shipping offers. The future growth of our International segment may fluctuate significantly with changes in foreign exchange rates. See Item 1 of Part I, “Business — Additional Factors That May Affect Future Results — We Have Foreign Exchange Risk.”

      Net sales for our Services segment were $246 million, $225 million and $198 million for 2002, 2001 and 2000, respectively, representing increases of 9% and 13%, respectively. This segment consists of commissions, fees and other amounts earned from our services business, including our Merchant.com program (such as www.target.com), and to the extent full product categories are not also offered by us through our online retail stores, our Merchants@ program, such as our apparel store, the Toysrus.com and Babiesrus.com stores, and portions of the Target store at www.amazon.com, as well as our commercial agreement with America Online, Inc. This segment also includes Auctions, zShops, Amazon Payments and miscellaneous marketing and promotional agreements. The increase in net sales from our Services segment results from amounts earned through our Merchants@ program and our Merchant.com program, offset by the expiration of certain of our marketing and promotional agreements. The amount of compensation we receive under certain of these services agreements is dependent on the volume of sales that the other company makes. See Item 1 of Part I “Business — Additional Factors That May Affect Future Results — Our Business Could Suffer If We Are Unsuccessful in Making, Integrating and Maintaining Commercial Agreements, Strategic Alliances and Other Business Relationships.”

      Shipping revenue (which consists of outbound shipping charges to our customers) across all operating segments was $365 million, $357 million and $339 million for 2002, 2001 and 2000, respectively. Shipping revenue does not include any commissions or other amounts earned from Amazon Marketplace. In January 2002, we introduced a new shipping option at www.amazon.com, offering everyday free shipping for certain orders that exceed a specified amount, and we lowered this threshold several times throughout the year. We offer similar shipping options for our internationally-focused Web sites and may offer other free or reduced-fee shipping options over time. These shipping offers reduce shipping revenue as a percentage of sales and cause our gross margins on retail sales to decline. We view these shipping offers as an effective marketing tool.

      First quarter of 2003 net sales are expected to be between $1.025 billion and $1.075 billion, or grow between 21% and 27%. For the full year 2003, net sales are expected to grow over 15%. However, any such projections are subject to substantial uncertainty. See Item 1 of Part 1, “Business — Additional Factors That May Affect Future Results.”

Gross Profit

      Gross profit is net sales less the cost of sales, which consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies and certain costs associated with our service revenues. Costs associated with our Services segment revenues and classified as cost of services generally include fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs.

      Effective January 1, 2002, we prospectively changed our inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in product inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the statements of operations in 2002. We evaluated the effect of the change on each quarter during 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. We determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates our record keeping process, significantly improves our ability to provide cost-efficient fulfillment services to other companies as part of our services offering and results in increased consistency with others in our industry.

      Gross profit was $993 million, $799 million and $656 million for 2002, 2001 and 2000, respectively, representing increases of 24% and 22% for 2002 and 2001, respectively. Gross margin was 25%, 26% and 24% for 2002, 2001 and 2000, respectively. Increases in gross profit in 2002 primarily correspond with increases in units sold (including increased product sales through Amazon Marketplace), improvements in transportation and inventory management and improvements in product sourcing, offset by price reductions on books and electronics, the expiration of certain high-margin marketing and promotional agreements, and our free and reduced-rate shipping offers. Increases in gross profit in 2001 primarily correspond with improvements in inventory management and product sourcing, and to a lesser extent, increased product sales through Amazon Marketplace. Our overall gross margins fluctuate based on several factors, including our mix of sales during the period (including sales through Amazon Marketplace), competitive pricing decisions and general efforts to reduce prices for our customers over time, as well as the extent to which we provide free and reduced-rate shipping offers.

      Gross profit for our BMVD segment was $528 million, $453 million and $417 million for 2002, 2001 and 2000, respectively, representing increases of 16% and 9% for 2002 and 2001, respectively. Gross margin was 28%, 27% and 25% for 2002, 2001 and 2000, respectively. The slight improvement in gross margin corresponds with the increase in higher margin sales through Amazon Marketplace, improvements in transportation costs and inventory management, and continued improvements in product sourcing, offset by price reductions and our everyday free shipping offer.

      Gross profit for our ETK segment was $90 million, $78 million and $45 million for 2002, 2001 and 2000, respectively, representing increases of 15% and 76% for 2002 and 2001, respectively. Gross margin was 14% for 2002 and 2001 and 9% for 2000. In 2002, improvements in product sourcing, inventory management and transportation management, along with lower transportation costs, were offset by price reductions and our everyday free shipping offer. In 2001, improvement in gross margin primarily reflects improvements in product sourcing and inventory management.

      During 2002, sales of products through Amazon Marketplace increased significantly in comparison to the prior year. If product sales through Amazon Marketplace continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader price reductions, free shipping offers and other promotions.

      Gross profit for our International segment was $249 million, $141 million and $77 million for 2002, 2001 and 2000, respectively, representing increases of 77% and 82% for 2002 and 2001, respectively. Gross margin was 21% for 2002 and 2001, and 20% for 2000. The increase in gross profit in 2002 reflects increases in units sold by each of our four internationally-focused Web sites included in this segment (in part due to the introduction of Amazon Marketplace on www.amazon.co.uk, www.amazon.de and www.amazon.co.jp), offset by continuing efforts to reduce prices for our customers. During 2002, gross profit improved $10 million in comparison to 2001 due to changes in foreign exchange rates (specifically the weakening of the U.S. Dollar in comparison to the Euro and the British Pound).The increase in gross profit in 2001 reflects increases in units sold by our www.amazon.de and www.amazon.co.uk sites, as well as the launch of our www.amazon.fr and www.amazon.co.jp sites during the second half of 2000.

      Gross profit for our Services segment was $126 million for 2002 and 2001 and $116 million for 2000, representing flat gross profit in 2002 and an increase of 9% for 2001. Costs associated with our service revenues generally include fulfillment-related costs to ship products on behalf of other businesses, including costs to provide customer service, credit card fees and other related costs. Gross margin was 51%, 56% and 59% for 2002, 2001 and 2000, respectively. Gross profit from our Services segment largely corresponds with revenues from our commercial agreements, which includes our Merchant.com program and, to the extent product categories are not also offered by us through our online retail stores, the Merchants@ program, as well as amounts earned through miscellaneous marketing and promotional agreements. The decline in gross margin from our Services segment relates to service costs classified in cost of sales resulting from the shift in the mix of our commercial relationships towards agreements that incorporate a broader range of services, including fulfillment. Also contributing to the decline in Services gross margin in 2002 was the expiration of certain high-margin marketing and promotional agreements. We expect Services segment margins will decline again in 2003 since high-margin marketing arrangements are expected to represent a lower percentage of our overall revenue mix for this segment. See Item 1 of Part 1 “Business — Additional Factors That May Affect Future Results — Our Business Could Suffer If We Are Unsuccessful in Making, Integrating and Maintaining Commercial Agreements, Strategic Alliances and Other Business Relationships.”

      Shipping loss across all operating segments was $40 million, $19 million and $1 million for 2002, 2001 and 2000, respectively. The loss from shipping primarily reflects the free and reduced-rate shipping offers, offset in part by cost reductions from efficiencies in our outbound shipping. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that shipping promotions are an effective marketing tool. In January 2002, we introduced a new shipping option at www.amazon.com, offering everyday free shipping for certain orders that exceed specified purchase thresholds. We offer a similar shipping option for our internationally-focused Web sites and may offer other free or reduced-fee shipping options over time. We expect to continue offering our customers free shipping options which reduce shipping revenue as a percentage of sales and negatively affect gross margins.

Fulfillment

      Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customer orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers that assist us in fulfillment and customer service operations. Certain Services segment fulfillment-related costs incurred on behalf of other businesses are classified as cost of sales rather than fulfillment. Fulfillment costs were $392 million, $374 million and $415 million for 2002, 2001 and 2000, respectively, representing 10%, 12% and 15% of net sales, respectively. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled helping to leverage the fixed-cost portion of our fulfillment network, a decline in customer service contacts per order resulting from improvements in our operations and enhancements to our customer self-service features available on our Web sites. These improvements were offset, in part, by increases in employee wages and benefits and credit card interchange fees associated with Amazon Marketplace, which represent a higher percent of commissions earned relative to amounts earned from retail sales of our inventory. Additionally, the comparisons between 2001 and 2000 (and to a lesser extent the comparisons between 2002 and 2001) were affected by the closures in 2001 of our fulfillment centers in McDonough, Georgia and Seattle, Washington, and customer service centers in The Hague, Netherlands and Seattle, Washington.

Marketing

      Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $125 million, $138 million and $180 million for 2002, 2001 and 2000, respectively, representing 3%, 4% and 7% of net sales, respectively. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them. Declines in expense for marketing-related activities reflect management efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities. These decreases are partially offset by increased investment in marketing channels considered most effective in driving incremental net sales, such as targeted online advertising through various Web portals and our Associates program. In January 2002, we introduced a new shipping option at www.amazon.com, offering everyday free shipping for certain orders that exceed a specified amount. We offer similar shipping options for our internationally-focused Web sites. Although marketing expenses do not include our free and reduced shipping offers, we view such offers as an effective marketing tool.

Technology and Content

      Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses were $216 million, $241 million and $269 million for 2002, 2001 and 2000, respectively, representing 5%, 8% and 10% of net sales, respectively. The decline in absolute dollars spent for each comparative period primarily reflects our migration to a technology platform that utilizes a less-costly technology infrastructure, as well as improved expense management and general price reductions in most expense categories. We expect to continue to invest in technology and improvements to our Web sites, which may include, but are not limited to, hiring additional employees, offering additional Web site features and product categories to our customers and implementing additional commercial relationships, as well as potentially continuing our international expansion.

General and Administrative

      General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, human resources, professional fees and other general corporate expenses. General and administrative expenses were $79 million, $90 million and $109 million for 2002, 2001 and 2000, respectively, representing 2%, 3% and 4% of net sales, respectively. The decline in 2002 in general and administrative costs is primarily attributable to a decline in facility and depreciation costs resulting from our 2001 operational restructuring plan that consolidated our corporate office locations, and through continued efforts to improve efficiency. The decline in 2001 in general and administrative costs is attributable to reductions in most administrative expense categories, including employee-related, facility and depreciation costs, supplies and other miscellaneous charges, as well as decreased costs as a result of our 2001 operational restructuring.

Stock-Based Compensation

      Stock-based compensation was $69 million, $5 million and $25 million for 2002, 2001 and 2000, respectively. Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options and restricted stock issued to certain key employees, as well as amounts associated with our newly-implemented restricted stock unit program. Stock-based compensation also includes, to a lesser extent, a portion of acquisition-related consideration conditioned on the continued tenure of certain key employees of acquired businesses. Under our restricted stock unit program, which commenced in the fourth quarter of 2002, we award restricted stock units as our primary vehicle for employee equity compensation. Restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation associated with our restricted stock unit program was $4 million in 2002.

      The number of shares of common stock subject to outstanding vested and unvested employee stock awards (including restricted stock units) was approximately 45 million and 66 million, or 12% and 18% of our outstanding common stock, at December 31, 2002 and 2001, respectively.

      During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options, which resulted in variable accounting treatment for approximately 5 million stock options at December 31, 2002, including approximately 4 million options granted under the exchange offer that have exercise prices of $13.375 and expire in the third quarter of 2003. Variable accounting treatment results in unpredictable and potentially significant charges or credits recorded to “Stock-based compensation,” dependent on fluctuations in quoted prices for our common stock. We have quantified the hypothetical effect on “Stock-based compensation” associated with various quoted prices of our common stock, which we are unable to forecast accurately, using a sensitivity analysis for our outstanding stock options subject to variable accounting at December 31, 2002. We have provided this information to give additional insight into the volatility we will experience in our future results of operations to the extent that the quoted price for our common stock is above $13.375. This sensitivity analysis is not a prediction of future performance of the quoted prices of our common stock.

      Using the following hypothetical market prices of our common stock above $13.375 (including the actual expense associated with options exercised), our hypothetical cumulative compensation expense at

December 31, 2002 resulting from variable accounting treatment would have been as follows (in thousands, except percentages and per share amounts):

			Hypothetical vs.
			Actual Cumulative
Hypothetical Increase	Hypothetical Market	Hypothetical Cumulative	Compensation Expense
Over $13.375	Price per Share	Compensation Expense	December 31, 2002

15%	$15.38	$47,471	$(13,017)
25%	16.72	52,423	(8,065)
50%	20.06	64,802	4,314
75%	23.41	77,181	16,693
100%	26.75	89,561	29,073

      Actual variable-accounting related compensation could differ significantly from the above illustration in instances where options are exercised during a period at prices that differ from the closing stock price for the reporting period. As of December 31, 2002, the Company’s common stock closed at $18.89, representing an increase of 41% over $13.375. Cumulative compensation expense associated with variable accounting treatment was $60 million, of which $40 million is associated with options exercised and therefore no longer subject to future variability.

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

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and other intangibles was $5 million, $181 million and $322 million for 2002, 2001 and 2000, respectively. The decline in amortization of goodwill and intangibles in 2002 primarily results from our adoption of SFAS No. 141, which resulted in $25 million of intangible assets, comprised of assembled workforce intangibles, being subsumed into goodwill, and our adoption of SFAS No. 142, which requires that goodwill no longer be amortized. The decline in amortization of goodwill and intangibles in 2001 results from an impairment loss of $184 million recorded in the fourth quarter of 2000 associated with certain of our 1999 business acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2001.

Restructuring-Related and Other

      Restructuring-related and other expenses were $42 million, $182 million and $200 million for 2002, 2001 and 2000, respectively. In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, consolidate certain of our fulfillment and customer service operations and migrate a large portion of our technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia fulfillment center; seasonal operation of our Seattle, Washington fulfillment center; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Actual employee termination benefits paid were $12 million. The restructuring is complete; however we may adjust our restructuring-related estimates in the future, if necessary.

      During 2002, we revised our estimates of ongoing net lease obligations for our facilities in Seattle, Washington and McDonough, Georgia, primarily due to weakness in these real estate markets; we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia, which requires payments totaling $12 million (of which $4 million was paid in December 2002, with the balance payable in the first quarter of 2003); and we permanently closed our fulfillment center in Seattle, Washington.

      Restructuring-related charges were as follows (in thousands):

	Years Ended
	December 31,

	2002	2001

Asset impairments	$1,182	$68,528
Continuing lease obligations	39,563	87,049
Termination benefits	—	14,970
Broker commissions, professional fees, and other miscellaneous restructuring costs	828	11,038

	$41,573	$181,585

      At December 31, 2002, the accrued liability associated with restructuring-related and other charges was $57 million and consisted of the following (in thousands):

	Balance at			Balance at
	December 31,	Subsequent		December 31,	Due Within	Due After
	2001	Accruals, Net	Payments	2002	12 Months(1)	12 Months(1)

Lease obligations, net of estimated sublease income	$53,187	$39,563	$(41,534)	$51,216	$20,903	$30,313
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees and other miscellaneous restructuring costs	8,190	828	(3,393)	5,625	4,324	1,301

	$61,438	$40,391	$(44,988)	$56,841	$25,227	$31,614

(1)	Restructuring-related liabilities due within 12 months and due after 12 months are classified in “Accrued expenses and other current liabilities” and “Long-term debt and other,” respectively, on our consolidated balance sheets.

      Cash payments resulting from our operational restructuring were $45 million and $49 million for 2002 and 2001, respectively. We estimate, based on currently available information, the remaining net cash outflows associated with our restructuring-related commitments will be as follows (in thousands):

	Leases	Other	Total

Years Ending December 31,
2003	$20,903	$4,324	$25,227
2004	11,681	1,000	12,681
2005	4,508	301	4,809
2006	3,013	—	3,013
2007	3,092	—	3,092
Thereafter	8,019	—	8,019

Total estimated cash outflows	$51,216	$5,625	$56,841

      Restructuring-related lease obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$22,550	$15,150	$11,164	$10,021	$10,078	$29,663	$98,626
Estimated sublease income(1)	(1,647)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,410)

Lease obligations, net	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216

(1)	At December 31, 2002, the Company had signed contractual sublease agreements covering $10 million in future payments.

      Restructuring-related and other expenses in 2000 primarily relate to impairments of goodwill and other intangibles recorded in connection with certain of our business acquisitions.

Income (Loss) from Operations

      Our results from operations were income of $64 million and losses of $412 million and $864 million for 2002, 2001 and 2000, respectively. The improvement in operating results in comparison with the prior year was attributable to an increase in gross profit; a reduction in certain operating costs including marketing, technology and content and general and administrative; a decline in restructuring-related charges; as well as a decline in amortization of goodwill and other intangibles primarily due to the adoption of SFAS No. 142; offset by stock-based compensation charges associated primarily with certain of our employee stock options under variable accounting treatment. We are unable to forecast accurately the effect on our future reported results associated with variable accounting treatment on certain of our employee stock options.

Net Interest Expense

      Net interest expense was $119 million, $110 million and $90 million for 2002, 2001 and 2000, respectively. Interest income was $24 million, $29 million and $41 million for 2002, 2001 and 2000, respectively, and interest expense was $143 million, $139 million and $131 million for 2002, 2001 and 2000, respectively. Interest income declined in 2002 in comparison with 2001 primarily as a result of declining interest rates, offset in part by increases in the average balance of cash, cash equivalents and marketable securities. Interest income declined in 2001 in comparison with 2000 due primarily to decreases in the average balance of cash, cash equivalents and marketable securities. Interest expense is primarily related to our 6.875% PEACS, 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”), and our Senior Discount Notes. The increase in interest expense for 2001 in comparison with 2000 is primarily associated with our February 2000 issuance of the 6.875% PEACS. At December 31, 2002, our total long-term indebtedness was $2.28 billion. Beginning in November 2003, we will begin to make semi-annual interest payments on the indebtedness under our Senior Discount Notes.

Other Income (Expense), Net

      Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Gains on sales of marketable securities, net	$5,700	$1,335	$280
Foreign-currency transaction losses, net	(1,086)	(2,019)	(3,250)
Miscellaneous state, foreign and other taxes	700	(1,222)	(3,123)
Other miscellaneous gains (losses), net	309	6	(3,965)

	$5,623	$(1,900)	$(10,058)

Other Gains (Losses), Net

      Other gains (losses), net consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Foreign-currency gains (losses) on 6.875% PEACS	$(103,136)	$46,613	$—
Gains (losses) on sales of Euro-denominated investments, net	2,227	(22,548)	—
Other-than-temporary impairment losses on equity investments	(8,101)	(43,588)	(188,832)
Gains on sales of equity investments, net	13,044	—	—
Gains from terminations of commercial contracts	—	22,400	6,033
Net gains from acquisition of investments by third parties	—	784	40,160
Warrant remeasurements and other	(307)	(5,802)	—

	$(96,273)	$(2,141)	$(142,639)

Equity in Losses of Equity-Method Investees

      Equity in losses of equity-method investees represents our share of losses of companies in which we have investments that give us the ability to exercise significant influence, but not control, over an investee. This influence is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on our investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Equity-method losses were $4 million, $30 million and $305 million for 2002, 2001 and 2000, respectively. Our basis in equity-method investments was less than $1 million, and $10 million at December 31, 2002 and 2001, respectively. As equity-method losses are only recorded until the underlying investments are reduced to zero, we expect, absent additional investments, equity-method losses in future periods to be insignificant.

Income Taxes

      We have provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of December 31, 2002, we have recorded a net deferred tax asset of $3 million, which consists primarily of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset was $196 million and $492 million for 2002 and 2001, respectively.

      At December 31, 2002, we had net operating loss carryforwards of approximately $2.5 billion related to U.S. federal, state and foreign jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. Additionally, approximately $180 million of capital loss carryforwards begins to expire in 2005. Approximately $1.2 billion of our net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Net Loss

      Net loss was $149 million, $567 million and $1.41 billion for 2002, 2001 and 2000, respectively. Year over year improvements during 2002 and 2001 result from a variety of factors, including growth in net sales, overall declines in operating costs (offset by stock-based compensation charges associated primarily with certain of our employee stock options under variable accounting treatment), lower impairment charges associated with our investment portfolio and declines in losses from equity-method investments, offset by losses arising from the remeasurement of our 6.875% PEACS’s principal from Euros to U.S. Dollars.

      Although we reported fourth quarter of 2002 net income of $3 million, we believe that this positive net income result should not be viewed as a material positive event and is not predictive of future results for a variety of reasons. For example, excluding the $5 million restructuring-related gain associated with our McDonough, Georgia, fulfillment center lease-termination agreement, we would have reported a net loss in the fourth quarter of 2002. Alternatively, excluding the $31 million stock-based compensation charge associated with variable accounting treatment on certain of our employee stock options that resulted from an increase in our stock price during the fourth quarter, or excluding the $38 million foreign exchange loss on the remeasurement of our PEACS from Euros to U.S. Dollars, we would have reported more net income in the fourth quarter of 2002. We are unable to forecast the effect on our future reported results of certain items, including the stock-based compensation charges or credits associated with variable accounting treatment on certain of our employee stock options that will result from fluctuations in our stock price, and the gain or loss associated with our 6.875% PEACS that will result from fluctuations in foreign exchange rates.

Unearned Revenue

      During 2002 and 2001, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2000	$131,117
Cash received or accounts receivable	114,738
Fair value of equity securities received	331
Amortization to revenue	(135,808)
Contract termination	(22,400)

Balance, December 31, 2001	87,978
Cash received or accounts receivable	95,404
Amortization to revenue	(135,466)

Balance, December 31, 2002	$47,916

      During 2001, we recorded previously unearned revenue associated with the termination of our commercial agreement with Kozmo.com, which was included in “Other gains (losses), net.” Since services had not yet been performed under the contract, no amounts associated with the Kozmo.com commercial agreement were previously recognized in “Net sales” during any period.

Pro Forma Results of Operations

      We provide certain pro forma information regarding our results from operations, which excludes the following line items on our consolidated statements of operations:

•	stock-based compensation,

•	amortization of goodwill and other intangibles, and

•	restructuring-related and other.

      We also provide certain pro forma information regarding our net loss, which excludes, in addition to the line items described above, the following line items on our consolidated statements of operations:

•	other gains (losses), net,

•	equity in losses of equity-method investees, net, and

•	cumulative effect of change in accounting principle.

      This pro forma information is not presented in accordance with accounting principles generally accepted in the United States. Pro forma results are provided as a complement to results provided in accordance with accounting principles generally accepted in the United States. Our management uses such pro forma measures internally to evaluate our performance, prepare and measure our operating plan and manage our operations. Our management believes pro forma measures provide useful information to investors regarding our financial condition and results of operations because pro forma results exclude certain items that are unpredictable and outside of our control, not settled in cash, or both, such as the effects of foreign exchange rates on “Other gains (losses), net,” and the effect of the changes in the price of the Company’s common stock on “Stock-based compensation.” Other amounts, such as charges associated with our 2001 operational restructuring, are excluded to provide our management and investors information relating to ongoing operations. All pro forma results are derived from information presented in our financial statements. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 8 of Part II, “Financial Statements and Supplementary Data.”

      Full year and corresponding quarterly pro forma results of operations, and certain cash flow information for 2002, 2001 and 2000, were as follows (in thousands):

	Year Ended December 31, 2002

		Fourth	Third	Second	First
	Full Year	Quarter	Quarter	Quarter	Quarter

Pro forma income from operations	$180,102	$101,958	$27,492	$25,994	$24,658
Pro forma net income (loss)	$66,487	$75,382	$353	$(4,409)	$(4,839)
Pro forma income from operations as a percentage of net sales	5%	7%	3%	3%	3%
Pro forma basic income (loss) per share	$0.18	$0.20	$0.00	$(0.01)	$(0.01)
Pro forma diluted income (loss) per share	$0.17	$0.19	$0.00	$(0.01)	$(0.01)
Shares used in computation of pro forma basic income (loss) per share	378,363	383,702	379,650	376,937	373,031
Shares used in computation of pro forma diluted income (loss) per share	399,656	407,056	398,361	376,937	373,031
Net cash provided by (used in) operating activities	$174,291	$372,579	$38,108	$4,637	$(241,033)

	Year Ended December 31, 2001

		Fourth	Third	Second	First
	Full Year	Quarter	Quarter	Quarter	Quarter

Pro forma income (loss) from operations	$(45,002)	$58,680	$(27,072)	$(28,009)	$(48,601)
Pro forma net income (loss)	$(157,031)	$34,785	$(58,005)	$(57,528)	$(76,283)
Pro forma income (loss) from operations as a percentage of net sales	(1)%	5%	(4)%	(4)%	(7)%
Pro forma basic income (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Pro forma diluted income (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Shares used in computation of pro forma basic income (loss) per share	364,211	371,420	368,052	359,752	357,424
Shares used in computation of pro forma diluted income (loss) per share	364,211	384,045	368,052	359,752	357,424
Net cash provided by (used in) operating activities	$(119,782)	$349,120	$(64,403)	$2,485	$(406,984)

	Year Ended December 31, 2000

		Fourth	Third	Second	First
	Full Year	Quarter	Quarter	Quarter	Quarter

Pro forma loss from operations	$(317,000)	$(59,946)	$(68,439)	$(89,349)	$(99,266)
Pro forma net loss	$(417,158)	$(90,426)	$(89,493)	$(115,704)	$(121,535)
Pro forma loss from operations as a percentage of net sales	(11)%	(6)%	(11)%	(15)%	(17)%
Pro forma basic and diluted loss per share	$(1.19)	$(0.25)	$(0.25)	$(0.33)	$(0.35)
Shares used in computation of pro forma basic and diluted loss per share	350,873	355,681	353,954	349,886	343,884
Net cash provided by (used in) operating activities	$(130,442)	$247,653	$(3,688)	$(54,029)	$(320,378)

      The following is a reconciliation of our pro forma results for 2002, 2001 and 2000. Quarterly reconciliations are consistent with full-year presentation.

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000

		Pro Forma			Pro Forma			Pro Forma
	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma

		(in			(in			(in
		thousands)			thousands)			thousands)
Net sales	$3,932,936	$—	$3,932,936	$3,122,433	$—	$3,122,433	$2,761,983	$—	$2,761,983
Cost of sales	2,940,318	—	2,940,318	2,323,875	—	2,323,875	2,106,206	—	2,106,206

Gross profit	992,618	—	992,618	798,558	—	798,558	655,777	—	655,777
Operating expenses:
Fulfillment	392,467	—	392,467	374,250	—	374,250	414,509	—	414,509
Marketing	125,383	—	125,383	138,283	—	138,283	179,980	—	179,980
Technology and content	215,617	—	215,617	241,165	—	241,165	269,326	—	269,326
General and administrative	79,049	—	79,049	89,862	—	89,862	108,962	—	108,962
Stock-based compensation	68,927	(68,927)	—	4,637	(4,637)	—	24,797	(24,797)	—
Amortization of goodwill and other intangibles	5,478	(5,478)	—	181,033	(181,033)	—	321,772	(321,772)	—
Restructuring- related and other	41,573	(41,573)	—	181,585	(181,585)	—	200,311	(200,311)	—

Total operating expenses	928,494	(115,978)	812,516	1,210,815	(367,255)	843,560	1,519,657	(546,880)	972,777

Income (loss) from operations	64,124	115,978	180,102	(412,257)	367,255	(45,002)	(863,880)	546,880	(317,000)
Interest income	23,687	—	23,687	29,103	—	29,103	40,821	—	40,821
Interest expense	(142,925)	—	(142,925)	(139,232)	—	(139,232)	(130,921)	—	(130,921)
Other income (expense), net	5,623	—	5,623	(1,900)	—	(1,900)	(10,058)	—	(10,058)
Other gains (losses), net	(96,273)	96,273	—	(2,141)	2,141	—	(142,639)	142,639	—

Total non- operating expenses, net	(209,888)	96,273	(113,615)	(114,170)	2,141	(112,029)	(242,797)	142,639	(100,158)

Income (loss) before equity in losses of equity- method investees	(145,764)	212,251	66,487	(526,427)	369,396	(157,031)	(1,106,677)	689,519	(417,158)
Equity in losses of equity-method investees, net	(4,169)	4,169	—	(30,327)	30,327	—	(304,596)	304,596	—

Income (loss) before change in accounting principle	(149,933)	216,420	66,487	(556,754)	399,723	(157,031)	(1,411,273)	994,115	(417,158)
Cumulative effect of change in accounting principle	801	(801)	—	(10,523)	10,523	—	—	—	—

Net income (loss)	$(149,132)	$215,619	$66,487	$(567,277)	$410,246	$(157,031)	$(1,411,273)	$994,115	$(417,158)

Net cash provided by (used in) operating activities	$174,291		$174,291	$(119,782)		$(119,782)	$(130,442)		$(130,442)

Basic income (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.40)	$0.58	$0.18	$(1.53)	$1.10	$(0.43)	$(4.02)	$2.83	$(1.19)
Cumulative effect of change in accounting principle	0.01	(0.01)	—	(0.03)	0.03	—	—	—	—

	$(0.39)	$0.57	$0.18	$(1.56)	$1.13	$(0.43)	$(4.02)	$2.83	$(1.19)

Diluted income (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.40)	$0.57	$0.17	$(1.53)	$1.10	$(0.43)	$(4.02)	$2.83	$(1.19)
Cumulative effect of change in accounting principle	0.01	(0.01)	—	(0.03)	0.03	—	—	—	—

	$(0.39)	$0.56	$0.17	$(1.56)	$1.13	$(0.43)	$(4.02)	$2.83	$(1.19)

Shares used in computation of income (loss) per share:
Basic	378,363		378,363	364,211		364,211	350,873		350,873
Diluted	378,363		399,656	364,211		364,211	350,873		350,873

(1)	In accordance with accounting principles generally accepted in the United States.

      First quarter of 2003 pro forma net profit is expected to be between $5 million and $20 million, or between $0.01 per share and $0.05 per share. Pro forma net profit for full year 2003 is expected to be over $115 million, or over $0.27 per share. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business — Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

      Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash and cash equivalents balance was $738 million, $540 million and $822 million, and our marketable securities balance was $563 million, $456 million and $278 million at December 31, 2002, 2001 and 2000, respectively.

      Combined cash, cash equivalents and marketable securities were $1.30 billion, $997 million and $1.10 billion at December 31, 2002, 2001 and 2000, respectively. Equity securities of $4 million are included in “Marketable securities” at December 31, 2002, the value of which may fluctuate significantly. Equity securities of $13 million and $36 million were included in “Marketable securities” at December 31, 2001 and 2000, respectively.

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

	Standby
	Letters of	Swap	Real Estate
	Credit	Agreement	Leases	Total

Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(19,741)	(25,403)	(578)	(45,722)

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068

      As of December 31, 2002, our principal commitments consisted of long-term indebtedness totaling $2.28 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes; trade payables of $618 million; and accrued expenses and other liabilities of $315 million, which includes current restructuring-related obligations of $25 million. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments through 2010 in the aggregate of $947 million, and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $355 million and $8 million, respectively.

      The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations and marketing agreements (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216
Other	4,324	1,000	301	—	—	—	5,625

Restructuring-related commitments	25,227	12,681	4,809	3,013	3,092	8,019	56,841

	2003	2004	2005	2006	2007	Thereafter	Total

Other commitments:
Debt principal and other(1)	4,962	2,004	74	—	—	2,238,353	2,245,393
Debt interest(1)	126,162	139,365	139,365	139,365	139,365	263,034	946,656
Capital leases	7,950	898	235	—	—	—	9,083
Operating leases	48,349	45,749	39,426	39,674	38,993	143,084	355,275
Marketing agreements	7,569	—	—	—	—	—	7,569

Other commitments	194,992	188,016	179,100	179,039	178,358	2,644,471	3,563,976

Total commitments	$220,219	$200,697	$183,909	$182,052	$181,450	$2,652,490	$3,620,817

(1)	Principal and interest payments due under the Company’s 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/ U.S. Dollar exchange ratio.

      Restructuring-related lease obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$22,550	$15,150	$11,164	$10,021	$10,078	$29,663	$98,626
Estimated sublease income(1)	(1,647)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,410)

Lease obligations, net	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216

(1)	At December 31, 2002, the Company had signed contractual sublease agreements covering $10 million in future payments.

      Long-term capital lease obligations are as follows (in thousands):

December 31,
2002

Gross capital lease obligations	$9,083
Less imputed interest	(592)

Present value of net minimum lease payments	8,491
Less current portion	(7,506)

Long-term capital lease obligations	$985

      Net cash provided by or used in operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flows from operations include depreciation and amortization, equity in losses of investees and other items not affecting cash flows in the current period. Net cash provided by operating activities during 2002 was $174 million, resulting from our net loss of $149 million that was offset by adjustments not affecting 2002 cash flows of $284 million, and changes in working capital of $40 million. Adjustments not affecting 2002 cash flows were primarily associated with losses resulting from the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars, depreciation of fixed assets, stock-based compensation and non-cash interest expense. Net cash used by operating activities during 2001 was $120 million, resulting from our net loss of $567 million, offset by adjustments not affecting 2001 cash flows of $412 million and changes in working capital of $36 million. Net cash used by operating activities during 2000 was $130 million, resulting from our net loss of $1.41 billion, offset by adjustments not affecting 2000 cash flows of $1.10 billion and changes in working capital of $178 million.

      Cash used in investing activities during 2002 was $122 million, consisting of net purchases of marketable securities of $83 million and purchases of fixed assets of $39 million. Cash used in investing activities during 2001 was $253 million, consisting of net purchases of marketable securities of

$197 million, purchases of fixed assets of $50 million and cash paid for acquired assets of $6 million. Cash provided by investing activities during 2000 was $164 million, consisting of net sales of marketable securities of $361 million offset by cash paid for investments of $63 million and purchases of fixed assets of $135 million.

      Net cash provided by financing activities during 2002 was $107 million, consisting primarily of proceeds from exercises of stock options, offset by repayments of long-term capital lease obligations. Net cash provided by financing activities during 2001 was $107 million, consisting primarily of proceeds from the issuance of common stock to America Online as well as exercises of stock options, offset by repayments of long-term capital lease obligations. Net cash provided by financing activities during 2000 was $693 million consisting primarily of net proceeds from issuance of 690 million Euros of 6.875% PEACS. We expect cash proceeds from exercises of employee stock options to decline over time as we plan to issue restricted stock units as our primary vehicle for employee stock-based awards.

      We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. In addition, we expect to have positive free cash flow (operating cash flow less purchases of fixed assets) for fiscal year 2003. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1 of Part I, “Business — Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations and changes in the market values of our investments.

      Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2002. Amounts were as follows (in thousands, except percentages):

								Estimated
								Fair Value at
								December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Commercial paper and short- term obligations	$437,363	$—	$—	$—	$—	$—	$437,363	$437,363
Weighted average interest rate	2.10%	—	—	—	—	—	2.10%
Certificates of deposit	22,326	—	—	—	—	—	22,326	22,326
Weighted average interest rate	3.16%	—	—	—	—	—	3.16%
Corporate notes and bonds	2,745	26,618	13,493	—	—	—	42,856	42,941
Weighted average interest rate	2.06%	1.75%	2.24%	—	—	—	1.93%
Asset-backed and agency securities	20,572	175,330	115,605	—	—	4,953	316,460	316,715
Weighted average interest rate	2.09%	1.48%	2.13%	—	—	6.71%	1.89%
Treasury notes and bonds	9,320	105,385	37,831	22,142	—	—	174,678	174,726
Weighted average interest rate	1.42%	1.48%	1.91%	2.10%	—	—	1.62%

Cash equivalents and marketable fixed-income securities	$492,326	$307,333	$166,929	$22,142	$—	$4,953	$993,683	$994,071

      The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2001. Amounts are as follows (in thousands, except percentages):

								Estimated
								Fair Value at
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Commercial paper and short-term obligations	$419,098	$—	$—	$—	$—	$—	$419,098	$418,936
Weighted average interest rate	2.33%	—	—	—	—	—	2.33%
Certificates of deposit	18,159	—	—	—	—	—	18,159	18,159
Weighted average interest rate	3.48%	—	—	—	—	—	3.48%
Corporate notes and bonds	—	26,520	7,800	—	—	—	34,320	37,602
Weighted average interest rate	—	2.98%	4.00%	—	—	—	3.21%
Asset-backed and agency securities	6,209	73,070	149,765	—	—	1,767	230,811	232,821
Weighted average interest rate	2.55%	3.42%	3.63%	—	—	7.64%	3.56%

								Estimated
								Fair Value at
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Treasury notes and bonds	11,900	72,100	36,700	—	—	—	120,700	125,947
Weighted average interest rate	2.05%	2.44%	3.42%	—	—	—	2.70%

Cash equivalents and marketable fixed- income securities	$455,366	$171,690	$194,265	$—	$—	$1,767	$823,088	$833,465

      At December 31, 2002, we have long-term debt of $2.28 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes and Senior Discount Notes, which are due in 2010, 2009 and 2008, respectively. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $531 million and $310 million at December 31, 2002 and 2001, respectively, the fair value of the 4.75% Convertible Subordinated Notes was $925 million and $625 million at December 31, 2002 and 2001, respectively, and the fair value of the outstanding Senior Discount Notes was $263 million and $194 million as of December 31, 2002 and December 31, 2001, respectively.

Foreign Exchange Risk

      During 2002, net sales from five of our internationally-focused Web sites (www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca) accounted for 30% of our consolidated revenues. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca is the same as the local currency of the United Kingdom, Germany, France, Japan and Canada, respectively. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally-focused Web sites are exposed to foreign exchange fluctuations as the financial results of these subsidiaries are translated into U.S. Dollars at average rates prevailing during the year upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. The effect of foreign exchange fluctuations for 2002 on our internationally-focused Web sites increased net sales by $47 million and increased results from operations by $4 million.

      At December 31, 2002, we were also exposed to foreign exchange risk related to Euro-denominated cash equivalents and marketable securities (“Euro Investments”), as well as our 6.875% PEACS. As of December 31, 2002 the Euro Investments, classified as available-for-sale, had a balance of 60 million Euros ($63 million, based on the exchange rate as of December 31, 2002). Our 6.875% PEACS have an outstanding principal balance of 690 million Euros ($725 million, based on the exchange rate as of December 31, 2002), of which 75 million Euros principal is hedged. Based on the outstanding Euro Investment balance at December 31, 2002, an assumed 5%, 10% and 20% strengthening of the U.S. Dollar in relation to the Euro would result in a corresponding decline in the total fair value of such investments of approximately $3 million, $6 million and $13 million, respectively. Based on the outstanding (unhedged) 6.875% PEACS’ principal balance of 615 million Euros at December 31, 2002, an assumed 5%, 10% and 20% weakening of the U.S. Dollar in relation to the Euro would result in corresponding currency losses of approximately $32 million, $65 million and $129 million, respectively, recorded to “Other gains (losses), net.”

      We hedge the foreign exchange risk on our 6.875% PEACS’ principal of 75 million Euros and a portion of the interest payments using a cross-currency swap agreement. Under the swap agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the swap agreement as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the swap agreement are initially recorded in “Accumulated other comprehensive income (loss)” on our balance sheets and recognized in “Other gains (losses), net” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

Investment Risk

      As of December 31, 2002, our recorded basis in equity securities was $19 million, including $4 million classified as “Marketable securities” and $15 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies, including companies with which we have formed commercial relationships, primarily for strategic purposes. At December 31, 2002, we held investments in publicly-traded and privately held companies with a recorded basis of $11 million and $8 million, respectively. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2002, we recorded impairment losses totaling $8 million to write-down several of our equity securities to fair value. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2002 of $42 million (recorded basis of $11 million), an assumed 15%, 30% and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $6 million, $13 million and $21 million, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Amazon.com, Inc.

      We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the full provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. The Company also adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company prospectively changed its inventory costing method to the first-in first-out method of accounting.

/s/ ERNST & YOUNG LLP

Seattle, Washington

January 17, 2003

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$738,254	$540,282
Marketable securities	562,715	456,303
Inventories	202,425	143,722
Accounts receivable, net and other current assets	112,282	67,613

Total current assets	1,615,676	1,207,920
Fixed assets, net	239,398	271,751
Goodwill, net	70,811	45,367
Other intangibles, net	3,460	34,382
Other equity investments	15,442	28,359
Other assets	45,662	49,768

Total assets	$1,990,449	$1,637,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$618,128	$444,748
Accrued expenses and other current liabilities	314,935	305,064
Unearned revenue	47,916	87,978
Interest payable	71,661	68,632
Current portion of long-term debt and other	13,318	14,992

Total current liabilities	1,065,958	921,414
Long-term debt and other	2,277,305	2,156,133
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — 387,906 and 373,218 shares, respectively	3,879	3,732
Additional paid-in capital	1,649,946	1,462,769
Deferred stock-based compensation	(6,591)	(9,853)
Accumulated other comprehensive income (loss)	9,662	(36,070)
Accumulated deficit	(3,009,710)	(2,860,578)

Total stockholders’ deficit	(1,352,814)	(1,440,000)

Total liabilities and stockholders’ deficit	$1,990,449	$1,637,547

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$3,932,936	$3,122,433	$2,761,983
Cost of sales	2,940,318	2,323,875	2,106,206

Gross profit	992,618	798,558	655,777
Operating expenses:
Fulfillment	392,467	374,250	414,509
Marketing	125,383	138,283	179,980
Technology and content	215,617	241,165	269,326
General and administrative	79,049	89,862	108,962
Stock-based compensation(1)	68,927	4,637	24,797
Amortization of goodwill and other intangibles	5,478	181,033	321,772
Restructuring-related and other	41,573	181,585	200,311

Total operating expenses	928,494	1,210,815	1,519,657

Income (loss) from operations	64,124	(412,257)	(863,880)
Interest income	23,687	29,103	40,821
Interest expense	(142,925)	(139,232)	(130,921)
Other income (expense), net	5,623	(1,900)	(10,058)
Other gains (losses), net	(96,273)	(2,141)	(142,639)

Total non-operating expenses, net	(209,888)	(114,170)	(242,797)

Loss before equity in losses of equity-method investees	(145,764)	(526,427)	(1,106,677)
Equity in losses of equity-method investees, net	(4,169)	(30,327)	(304,596)

Loss before change in accounting principle	(149,933)	(556,754)	(1,411,273)
Cumulative effect of change in accounting principle	801	(10,523)	—

Net loss	$(149,132)	$(567,277)	$(1,411,273)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.40)	$(1.53)	$(4.02)
Cumulative effect of change in accounting principle	0.01	(0.03)	—

	$(0.39)	$(1.56)	$(4.02)

Shares used in computation of loss per share:
Basic and diluted	378,363	364,211	350,873

(1) Components of stock-based compensation:
Fulfillment	$12,126	$481	$(1,606)
Marketing	4,239	690	(858)
Technology and content	35,926	2,723	28,253
General and administrative	16,636	743	(992)

	$68,927	$4,637	$24,797

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$540,282	$822,435	$133,309
OPERATING ACTIVITIES:
Net loss	(149,132)	(567,277)	(1,411,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	82,274	84,709	84,460
Stock-based compensation	68,927	4,637	24,797
Equity in losses of equity-method investees, net	4,169	30,327	304,596
Amortization of goodwill and other intangibles	5,478	181,033	321,772
Non-cash restructuring-related and other	3,470	73,293	200,311
Gain on sale of marketable securities, net	(5,700)	(1,335)	(280)
Other losses (gains), net	96,273	2,141	142,639
Non-cash interest expense and other	29,586	26,629	24,766
Cumulative effect of change in accounting principle	(801)	10,523	—
Changes in operating assets and liabilities:
Inventories	(51,303)	30,628	46,083
Accounts receivable, net and other current assets	(32,948)	20,732	(8,585)
Accounts payable	156,542	(44,438)	22,357
Accrued expenses and other current liabilities	4,491	50,031	93,967
Unearned revenue	95,404	114,738	97,818
Amortization of previously unearned revenue	(135,466)	(135,808)	(108,211)
Interest payable	3,027	(345)	34,341

Net cash provided by (used in) operating activities	174,291	(119,782)	(130,442)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	553,289	370,377	545,724
Purchases of marketable securities	(635,810)	(567,152)	(184,455)
Purchases of fixed assets, including internal-use software and Web site development	(39,163)	(50,321)	(134,758)
Investments in equity-method investees and other investments	—	(6,198)	(62,533)

Net cash provided by (used in) investing activities	(121,684)	(253,294)	163,978
FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	121,689	16,625	44,697
Proceeds from issuance of common stock, net of issuance costs	—	99,831	—
Proceeds from long-term debt and other	—	10,000	681,499
Repayment of capital lease obligations and other	(14,795)	(19,575)	(16,927)
Financing costs	—	—	(16,122)

Net cash provided by financing activities	106,894	106,881	693,147
Effect of exchange-rate changes on cash and cash equivalents	38,471	(15,958)	(37,557)

Net increase (decrease) in cash and cash equivalents	197,972	(282,153)	689,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	$738,254	$540,282	$822,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$3,023	$5,597	$9,303
Equity securities received for commercial agreements	—	331	106,848
Stock issued in connection with business acquisitions and minority investments	—	5,000	32,130
Cash paid for interest	111,589	112,184	67,252

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
	Common Stock		Additional	Deferred	Other		Stockholders’
			Paid-In	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)

	(In thousands)
Balance at December 31, 1999	345,155	$3,452	$1,194,369	$(47,806)	$(1,709)	$(882,028)	$266,278
Net loss	—	—	—	—	—	(1,411,273)	(1,411,273)
Foreign currency translation losses, net	—	—	—	—	(364)	—	(364)
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	(303)	—	(303)

Comprehensive loss	—	—	—	—	—	—	(1,411,940)
Issuance of capital stock, net of issuance costs	866	8	30,977	—	—	—	30,985
Exercise of common stock options, net	11,119	111	41,995	—	—	—	42,106
Public offering of equity-method investee	—	—	76,898	—	—	—	76,898
Note receivable for common stock	—	—	27	—	—	—	27
Deferred stock-based compensation, net of adjustments	—	—	(5,963)	2,528	—	—	(3,435)
Amortization of deferred stock-based compensation	—	—	—	31,830	—	—	31,830

Balance at December 31, 2000	357,140	3,571	1,338,303	(13,448)	(2,376)	(2,293,301)	(967,251)
Net loss	—	—	—	—	—	(567,277)	(567,277)
Foreign currency translation losses, net	—	—	—	—	(1,257)	—	(1,257)
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	7,005	—	7,005
Net unrealized losses on Euro-based currency swap	—	—	—	—	(17,337)	—	(17,337)
Reclassification of currency gains on 6.875% PEACS	—	—	—	—	(9,811)	—	(9,811)
Cumulative effect of change in accounting principle	—	—	—	—	(12,294)	—	(12,294)

Comprehensive loss	—	—	—	—	—	—	(600,971)
Issuance of capital stock, net of issuance costs	8,989	90	98,716	—	—	—	98,806
Exercise of common stock options, net	6,089	61	14,989	—	—	—	15,050
Repayments of note receivable for common stock	—	—	1,130	—	—	—	1,130
Deferred stock-based compensation, net of adjustments	1,000	10	9,631	(4,797)	—	—	4,844
Amortization of deferred stock-based compensation	—	—	—	8,392	—		8,392

Balance at December 31, 2001	373,218	3,732	1,462,769	(9,853)	(36,070)	(2,860,578)	(1,440,000)
Net loss	—	—	—	—	—	(149,132)	(149,132)
Foreign currency translation gains, net	—	—	—	—	16,910	—	16,910
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	20,294	—	20,294
Net unrealized gains on Euro-based currency swap	—	—	—	—	8,528	—	8,528

Comprehensive loss	—	—	—	—	—	—	(103,400)
Exercise of common stock options, net	14,728	147	121,542	—	—	—	121,689
Deferred stock-based compensation, net of adjustments	(40)	—	1,592	(2,828)	—	—	(1,236)
Amortization of deferred stock-based compensation	—	—	—	6,090	—	—	6,090
Variable accounting and other stock compensation amortization	—	—	64,043	—	—	—	64,043

Balance at December 31, 2002	387,906	$3,879	$1,649,946	$(6,591)	$9,662	$(3,009,710)	$(1,352,814)

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Accounting Policies

     Description of Business

      Amazon.com, Inc., a Fortune 500 company, commenced operations on the World Wide Web in July 1995. The Company seeks to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they may want to buy online. The Company and its sellers list new, used and collectible items in categories such as apparel and accessories, electronics, computers, kitchen and housewares, books, music, DVDs, videos, cameras and photo items, office products, toys, baby items and baby registry, software, computer and video games, cell phones and service, tools and hardware, travel services, magazine subscriptions and outdoor living items. Through Amazon Marketplace, the Merchants@ program, zShops and Auctions, participating businesses or individuals can sell their products to Amazon.com’s customers.

      The Company operates six global Web sites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca. The Company also owns and operates the Internet Movie Database at www.imdb.com (“IMDb”), which is a source of information on movie and entertainment titles and cast and crew members. IMDb offers IMDb Pro, a subscription service designed for the entertainment industry.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, restructuring-related liabilities, incentive discount offers, valuation of investments, taxes and contingencies. Actual results could differ materially from those estimates.

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

     Inventories

      Inventories, consisting of products available for sale, are valued at the lower of cost or market value. The Company makes judgments, based on currently-available information, about the likely method of disposition (whether through sales to individual customers, returns to product vendors or liquidations), and

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected recoverable values of each disposition category. Based on this evaluation, which is applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventories to lower of cost or market value.

     Accounting Changes

Inventories

      Effective January 1, 2002, the Company prospectively changed its inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. The Company evaluated the effect of the change on each quarter of 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. The Company determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates the Company’s record keeping process, significantly improves its ability to provide cost-efficient fulfillment services to third-party companies as part of its services offering and results in increased consistency with others in the industry. The Company received a letter of preferability for this change in inventory costing from its independent auditors.

Goodwill and Other Intangibles

      Effective July 1, 2001, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $25 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

      SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted by the Company.

      In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the effect of these accounting changes is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

Net loss:
Reported net loss	$(149,132)	$(567,277)	$(1,411,273)
Goodwill amortization(1)	—	172,159	310,679
Inventory costing change(2)	(801)	380	421

Adjusted net loss	$(149,933)	$(394,738)	$(1,100,173)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2002	2001	2000

Basic and diluted loss per share:
Reported loss per share	$(0.39)	$(1.56)	$(4.02)
Goodwill amortization(1)	—	0.48	0.88
Inventory costing change(2)	(0.01)	—	—

Adjusted basic and diluted loss per share	$(0.40)	$(1.08)	$(3.14)

(1)	Includes $54 million and $69 million, or $0.15 and $0.20 per share, for 2001 and 2000, respectively, related to amortization of other intangibles that are classified as goodwill effective January 1, 2002.

(2)	The inventory costing change in 2000 reflects the cumulative adjustment through that date.

     Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Fixed assets, including assets purchased under capital leases, are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years).

      Included in fixed assets is the cost of internal-use software, including software used to upgrade and enhance the Company’s Web sites. The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally two years).

     Goodwill and Other Intangibles

      Other intangibles consist of the following (in thousands):

	December 31, 2002			December 31, 2001

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Contract-based	$16,584	$(14,414)	$2,170	$16,584	$(11,170)	$5,414
Marketing-related	5,617	(5,010)	607	5,617	(3,793)	1,824
Technology-based	4,386	(4,331)	55	4,386	(3,808)	578
Customer-related	2,021	(1,393)	628	2,021	(899)	1,122
Assembled workforce(1)	—	—	—	193,271	(167,827)	25,444

Other intangibles	$28,608	$(25,148)	$3,460	$221,879	$(187,497)	$34,382

(1)	As of January 1, 2002, in accordance with SFAS No. 142, the Company reclassified its assembled workforce intangibles into goodwill.

      At December 31, 2002 and 2001, goodwill was $71 million and $45 million, respectively, stated net of accumulated amortization of $740 million (of which $168 million of accumulated amortization was reclassified with the adoption of SFAS No. 141 on January 1, 2002) and $572 million, respectively. During 2002, no goodwill or other intangibles were acquired, impaired, or disposed, and consistent with SFAS No. 142, no goodwill amortization was recorded.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net carrying amount of intangible assets at December 31, 2002 is scheduled to be fully amortized by the end of 2004. Amortization expense for the net carrying amount of intangible assets at December 31, 2002 is estimated to be $3 million in 2003, and less than $1 million in 2004.

     Investments

      Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or losses of these investees generally one month in arrears for private companies and three months in arrears for public companies. The Company records its investments in equity-method investees on the consolidated balance sheets as “Other equity investments” and its share of the investees’ earnings or losses as “Equity in losses of equity-method investees, net” on the consolidated statements of operations.

      All other equity investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. For public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” Such investments are included in “Marketable securities” on the accompanying consolidated balance sheets if the Company does not have the intent to hold the investment for over one year from the balance sheet date. In cases where the Company has the intent to hold such investments for over one year from the balance sheet date, such investments are included in “Other equity investments.”

      The Company also invests in certain marketable debt securities, which consist primarily of high-quality short- to intermediate-term fixed income securities that are classified as available-for-sale securities. Such investments are included in “Marketable securities” on the accompanying consolidated balance sheets and are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The weighted average method is used to determine the cost of Euro-denominated securities sold and the specific identification method is used to determine the cost of all other securities.

      The initial cost of the Company’s investments is determined based on the fair value of the investment at the time of its acquisition. The Company has received equity securities as consideration for services to be performed for the issuer under commercial agreements. In such cases, the Company has estimated the fair value of the equity securities received. For securities of public companies, the Company generally determines fair value based on the quoted market price at the time the Company enters into the underlying agreement, and adjusts such market price appropriately if significant restrictions on marketability exist. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. For significant transactions involving equity securities in private companies, the Company obtains and considers independent, third party valuations where appropriate. Such valuations use a variety of methodologies to estimate fair value, including comparing the security with securities of publicly traded companies in similar lines of business, applying price multiples to estimated future operating results for the private company, and estimating discounted cash flows for that company. These valuations also reduce the fair value to account for restrictions on control and marketability where appropriate. Using these valuations and other

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information available to the Company, such as the Company’s knowledge of the industry and knowledge of specific information about the investee, the Company determines the estimated fair value of the securities received. To the extent that equity securities are subject to forfeiture or vesting provisions and no significant performance commitment exists upon signing of the agreements, the fair value of the securities is determined as of the date of the respective forfeiture or as vesting provisions lapse.

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

     Long-Lived Assets

      Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

     Other Assets

      Other assets consist primarily of fees incurred in connection with the issuance of the Company’s debt. These fees are amortized ratably as a component of interest expense over the life of the underlying debt.

     Unearned Revenue

      Unearned revenue is recorded when payments, whether received in cash or equity securities, are received in advance of the Company’s performance in the underlying agreement. Unearned revenue is amortized ratably over the period in which services are provided.

      In instances where the Company receives equity securities as compensation for services to be provided under commercial arrangements, the fair value of these securities, less the net amount of cash paid for them, is then recorded as unearned revenue. Pursuant to Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” the Company does not adjust unearned revenue to give effect to either increases or decreases

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in value of the equity securities subsequent to their initial measurement (to the extent that such securities are not subject to vesting or forfeiture).

Income Taxes

      The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting basis and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance against its deferred tax assets to the extent such assets are not expected to be realized.

Revenue Recognition

      The Company generally recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

      The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned.

      Product sales, net of promotional discounts, rebates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier (commonly referred to as “F.O.B. Shipping Point”). Return allowances (which reduce product revenue by management’s best estimate of expected product returns) are estimated using historical experience.

      The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include percentage discounts off current purchases (“current discount offers”), offers for future discounts subject to a minimum current purchase (“inducement offers”) and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are presented as a net amount in “Net sales.” Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers.

      Commissions received on sales of products through Amazon Marketplace, as well as commissions earned through the Company’s Merchants@ program (see “Note 15 — Segment Information”), are recorded as a net amount since the Company is acting as an agent in such transactions. In addition, the Company recognizes amounts earned through its Merchant program (see “Note 15 — Segment Information”) as a net amount. Amounts earned are recognized as net sales when the item is sold by the third-party seller and collectibility is reasonably assured. The Company records an allowance for refunds on such commissions using historical experience.

      The Company earns revenues from services primarily by entering into commercial agreements, including providing its technology services such as search, browse, and personalization; permitting third parties to offer products or services through its Web sites; and powering third-party Web sites, either with our without providing accompanying fulfillment services. These commercial agreements also include

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

miscellaneous marketing and promotional agreements. As compensation for the services the Company provides under these agreements, the Company receives cash, equity securities, or a combination thereof. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect the Company’s ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. The Company generally recognizes revenue from these marketing and promotional services (including revenue associated with non-refundable advance payments) on a straight-line basis over the period during which the Company performs services under these agreements, commencing at the launch date of the service. If the Company receives non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

      Included in Services segment revenues are equity-based service revenues of $13 million, $27 million and $79 million for 2002, 2001 and 2000, respectively.

      The Company has in the past, and may in the future, amend its agreements with certain of the companies with which it has commercial agreements to modify future cash proceeds to be received by the Company, modify the service term of its commercial agreements, or both. Although these amendments generally do not affect the amount of unearned revenue previously recorded by the Company (if any), the timing of future revenue recognition changes to correspond with the terms of amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these commercial agreements. To the extent the Company believes any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, the Company limits its revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into revenue recognition over the remaining term of the agreement.

      Outbound shipping charges to customers are included in net sales and amounted to $365 million, $357 million and $339 million in 2002, 2001 and 2000, respectively.

Cost of Sales

      Cost of sales consists of the purchase price of consumer products sold by the Company, inbound and outbound shipping charges, packaging supplies and certain costs associated with service revenues. Costs associated with service revenues classified as cost of services generally include direct and allocated indirect fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs.

      Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $404 million, $376 million, and $340 million in 2002, 2001 and 2000, respectively.

Fulfillment

      Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to: receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers that assist the Company in fulfillment and customer service operations. Certain Services

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment fulfillment-related costs incurred on behalf of other businesses are classified as cost of sales rather than fulfillment.

Marketing

      Marketing expenses consist of advertising, promotional, and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. The Company expenses general media advertising costs as incurred. The Company enters into certain online promotional agreements with third parties to increase traffic to its Web sites. Costs associated with these promotional agreements consist of fixed payments, variable activity-based payments, or a combination of the two. Fixed payments are amortized ratably over the corresponding agreement term and variable payments are expensed in the period incurred. The Company receives reimbursements from vendors for certain general media and other advertising costs. Such reimbursements are recorded as a reduction of expense. Advertising expense and other promotional costs were $114 million, $125 million and $172 million in 2002, 2001 and 2000, respectively. Prepaid advertising costs were $1 million and $2 million at December 31, 2002 and 2001, respectively.

Technology and Content

      Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel; and systems and telecommunications infrastructure.

      Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including upgrades and enhancements to the Company’s Web sites, that are capitalized and depreciated over two years. Fixed assets associated with capitalized internal-use software, net of accumulated depreciation, was $23 million and $24 million at December 31, 2002 and 2001, respectively. Costs capitalized during the application development stage for internal-use software, offset by corresponding amortization, was a net expense of $1 million in 2002, and net deferrals of $3 million and $14 million in 2001 and 2000, respectively.

Stock-Based Compensation

      Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, restricted stock issued to certain key employees and amounts associated with the Company’s restricted stock unit program, which commenced in the fourth quarter of 2002. Stock-based compensation also includes, to a lesser extent, a portion of acquisition-related consideration conditioned on the continued tenure of certain key employees of acquired businesses.

      The Company generally has four categories of employee stock-based awards: restricted stock units, restricted stock, fixed-award stock options and options subject to variable accounting treatment. At December 31, 2002, the Company has three stock-based employee compensation plans, which are more fully described in “Note 8 — Stockholders’ Equity (Deficit).” The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent employee stock awards have been subject to an exchange offer or other modifications, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company’s common stock and vesting schedules of underlying awards.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation associated with restricted stock units was $4 million during 2002.

      During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options. The exchange resulted in the voluntary cancellation of employee stock options to purchase 31 million shares of common stock with varying exercise prices in exchange for employee stock options to purchase 12 million shares of common stock with an exercise price of $13.375. The option exchange offer resulted in variable accounting treatment for, at the time of the exchange, approximately 15 million stock options, which includes options granted under the exchange offer and 3 million options, with a weighted average exercise price of $52.41, that were subject to the exchange offer but were not exchanged. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At December 31, 2002, approximately 5 million options remain under variable accounting treatment, which includes 4 million options granted under the exchange offer and 1 million options, with a weighted average exercise price of $43.49, that were subject to the exchange offer but were not exchanged.

      The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(149,132)	$(567,277)	$(1,411,273)
Add: Stock-based compensation, as reported	68,927	4,637	24,797
Deduct: Total stock-based compensation determined under fair value based method for all awards	(148,083)	(400,445)	(333,836)

Adjusted net loss, fair value method for all stock-based awards	$(228,288)	$(963,085)	$(1,720,312)

Basic and diluted loss per share — as reported	$(0.39)	$(1.56)	$(4.02)
Basic and diluted loss per share — SFAS No. 123 adjusted	$(0.60)	$(2.64)	$(4.90)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Years Ended
	December 31,

	2002	2001	2000

Average risk-free interest rates	3.1%	4.1%	6.2%
Average expected life (in years)	3.3	3.3	3.0
Volatility	81.8%	98.0%	89.6%

      The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during 2002, 2001 and 2000 was $14.99, $5.98 and $22.12, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

      The Company has the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca. Net sales generated from these Web sites, as well as most of the related expenses incurred, are denominated in the functional currencies of the Web sites. Additionally, the functional currency of the Company’s subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca is the same as the local currency of the United Kingdom, Germany, France, Japan and Canada, respectively. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, are included in “Other income (expense), net” on the consolidated statements of operations. See “Note 11 — Other Income (Expense), Net.”

Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations.

      The Company is exposed to the risk of fluctuations in foreign exchange rates between the U.S. Dollar and the Euro associated with its 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) (See “Note 6 — Long-Term Debt and Other”). To minimize a portion of the risk from this exposure, the Company has designated a swap agreement as a cash flow hedge of a portion of the 6.875% PEACS’ principal and interest based upon the criteria established by SFAS No. 133. The terms of the hedge instrument have been structured to match the related terms of the hedged portion of the 6.875% PEACS. No net gains or losses resulting from hedge ineffectiveness were recognized in results of operations during the years ended December 31, 2002 and 2001, respectively.

      The Company holds warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that the Company pays no cash upon exercise are deemed derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations, “Other gains (losses), net,” in the period of change. The Company determines the fair value of its warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants.

      The adoption of SFAS No. 133 on January 1, 2001 resulted in cumulative transition losses of $11 million included in the results of operations and a stockholders’ deficit adjustment of $12 million. Transition losses included in “Cumulative effect of change in accounting principle” are attributable to approximately $3 million in losses reclassified from “Accumulated other comprehensive income (loss)” on warrants previously reported at fair value and classified as available-for-sale, and approximately $8 million

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in losses on warrants previously reported at cost. No warrant investments are designated as hedging instruments. Transition losses in “Accumulated other comprehensive income (loss)” are attributable to approximately $15 million in losses on the swap agreement designated as a cash flow hedge of a portion of the 6.875% PEACS offset by the approximately $3 million in losses reclassified to results of operations on derivative instruments not designated as hedging instruments.

      Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. Dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, 6.875% PEACS’ principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive income (loss)” on the consolidated balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As this hedge does not qualify for hedge accounting under the provisions of SFAS No. 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded to “Other gains (losses), net” on the consolidated statements of operations.

Earnings Per Share

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to restrictions, and excludes any dilutive effects of options or warrants, restricted stock units and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding (including the effect of restricted stock units) during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

      In November 2002, the EITF reached a consensus on Issue 02-16, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus are applied prospectively and are consistent with the Company’s existing accounting policy.

      In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company’s financial position or operating results.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Cash, Cash Equivalents and Marketable Securities

      The following tables summarize, by major security type, the Company’s cash and marketable securities (in thousands):

	December 31, 2002

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$302,964	$—	$—	$302,964
Commercial paper and short-term obligations	429,943	5,347	—	435,290

Cash and cash equivalents	732,907	5,347	—	738,254
Certificates of deposit	19,494	2,832	—	22,326
Commercial paper and short-term obligations	2,073	—	—	2,073
Corporate notes and bonds	42,586	355	—	42,941
Asset-backed and agency securities	309,549	7,166	—	316,715

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury notes and bonds	172,145	2,616	(35)	174,726
Equity securities	3,934	—	—	3,934

Marketable securities	549,781	12,969	(35)	562,715

Total	$1,282,688	$18,316	$(35)	$1,300,969

	December 31, 2001

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$149,968	$—	$—	$149,968
Commercial paper and short-term obligations	394,613	—	(4,299)	390,314

Total cash and cash equivalents	544,581	—	(4,299)	540,282
Certificates of deposit	18,692	—	(533)	18,159
Commercial paper and short-term obligations	28,614	8	—	28,622
Corporate notes and bonds	37,370	240	(8)	37,602
Asset-backed and agency securities	231,912	909	—	232,821
U.S. Treasury notes and bonds	125,687	260	—	125,947
Equity securities	12,395	832	(75)	13,152

Marketable securities	454,670	2,249	(616)	456,303

Total	$999,251	$2,249	$(4,915)	$996,585

      The following table summarizes contractual maturities of the Company’s cash equivalent and marketable fixed-income securities as of December 31, 2002 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$463,544	$471,886
Due after one year through three years	202,697	205,470
Asset-backed and agency securities with various maturities	309,549	316,715

	$975,790	$994,071

      Gross gains of $9 million, $9 million, and $7 million and gross losses of $1 million, $32 million and $11 million were realized on sales of available-for-sale marketable securities for the years ended December 31, 2002, 2001, and 2000 respectively.

      The Company has pledged a portion of its marketable securities as collateral for stand-by letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases; the swap agreement that hedges foreign exchange rate risk on a portion of its 6.875% PEACS; and some of its real estate lease agreements. See “Note 6 — Long-Term Debt and Other” and “Note 7 — Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Fixed Assets

      Fixed assets, at cost, consist of the following (in thousands):

	December 31,

	2002	2001

Furniture, fixtures and leasehold improvements	$112,943	$109,227
Technology infrastructure and other computer equipment	57,086	58,140
Software purchased or developed for internal use	94,561	70,944
Equipment and other fixed assets acquired under capital leases	218,146	199,832

	482,736	438,143
Less accumulated depreciation	(222,731)	(152,443)
Less accumulated amortization on leased assets	(20,607)	(13,949)

Fixed assets, net	$239,398	$271,751

      Depreciation expense on fixed assets was $77 million, $83 million and $83 million, which includes amortization of fixed assets acquired under capital lease obligations of $7 million, $9 million and $11 million for 2002, 2001 and 2000, respectively.

Note 4 —	Other Equity Investments

      Activity in the Company’s equity-method and cost-method investments for the years ended December 31, 2002 and 2001, is as follows (in thousands):

	Equity-
	Method	Cost-Method	Total

Balance, December 31, 2000	$52,073	$40,177	$92,250
Investments — common stock consideration	5,000	—	5,000
Fair value of equity securities received in services-related transactions	331	—	331
Equity-method losses, net	(30,327)	—	(30,327)
Sales of investments at fair value	(800)	(28)	(828)
Realized gains on sales of investments, net	800	—	800
Non-cash gains (losses) for acquisitions of investees by a third party	1,242	(458)	784
Losses resulting from other-than-temporary declines in fair value	(16,696)	(10,189)	(26,885)
Unrealized gains on available-for-sale investments, net	—	227	227
Losses for change in fair value of warrant investments, net	—	(5,293)	(5,293)
Loss from change in accounting principle	—	(7,700)	(7,700)
Investment reclassifications, net, at fair value	(1,236)	1,236	—

Balance, December 31, 2001	10,387	17,972	28,359
Equity-method losses, net	(4,169)	—	(4,169)
Sales of investments at fair value	(2,940)	(12,941)	(15,881)
Realized gains on sales of investments, net	2,326	10,844	13,170

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Equity-
	Method	Cost-Method	Total

Losses resulting from other-than-temporary declines in fair value	(4,288)	(794)	(5,082)
Unrealized losses on available-for-sale investments, net	—	(652)	(652)
Losses for change in fair value of warrant investments, net	—	(303)	(303)
Investment reclassifications, net, at fair value	(880)	880	—

Balance, December 31, 2002	$436	$15,006	$15,442

      Effective January 1, 2001, the Company’s adoption of SFAS No. 133 resulted in the recording of a loss totaling $8 million to report certain warrants at fair value. Prior to adoption, such warrants were carried at cost.

      At December 31, 2002 and 2001, cost-method investments recorded in “Other equity investments” included $5 million and $3 million, respectively, of investments recorded at fair value and $10 million and $15 million, respectively, of investments carried at cost. Gross unrealized gains and losses were not significant at December 31, 2002 and 2001.

      At December 31, 2002 and 2001, the fair value of the Company’s investments in the common stock of publicly held equity-method investees was $31 million and $25 million, respectively.

Note 5 —	Unearned Revenue

      Activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2000	$131,117
Cash received or accounts receivable	114,738
Fair value of equity securities received	331
Amortization to revenue	(135,808)
Contract termination	(22,400)

Balance, December 31, 2001	87,978
Cash received or accounts receivable	95,404
Amortization to revenue	(135,466)

Balance, December 31, 2002	$47,916

      All amounts recorded as accounts receivable, including amounts associated with unearned revenue, are legally due and contractually enforceable. At December 31, 2002 accounts receivable, net associated with unearned revenue was $2 million.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Long-Term Debt and Other

      The Company’s long-term debt and other long-term liabilities are summarized as follows (in thousands):

	December 31,

	2002	2001

4.75% Convertible Subordinated Notes	$1,249,807	$1,249,807
6.875% PEACS	724,500	608,787
Senior Discount Notes	255,597	231,830
Long-term restructuring liabilities	31,614	20,640
Euro currency swap	12,159	33,265
Capital lease obligations	8,491	16,415
Other long-term debt	8,456	10,381

	2,290,624	2,171,125
Less current portion of capital lease obligations	(7,506)	(9,922)
Less current portion of other long-term debt	(5,813)	(5,070)

	$2,277,305	$2,156,133

6.875% PEACS

      On February 16, 2000, the Company completed an offering of 690 million Euros of 6.875% PEACS due 2010. The 6.875% PEACS are convertible into the Company’s common stock at a conversion price of 84.883 Euros per share. The initial conversion price of 104.947 Euros per share was adjusted down due to reset provisions in the note. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to all of the Company’s existing and future senior indebtedness. The 6.875% PEACS rank equally with the Company’s outstanding 4.75% Convertible Subordinated Notes. Subject to certain conditions, the 6.875% PEACS may be redeemed at the Company’s option on or after February 20, 2003, in whole or in part, at the redemption price of 1,000 Euros per note, plus accrued and unpaid interest.

      Upon the occurrence of a “fundamental change” prior to the maturity of the 6.875% PEACS, each holder thereof has the right to require the Company to redeem all or any part of such holder’s 6.875% PEACS at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest. As defined in the indenture, a “fundamental change” is the occurrence of certain types of transactions in which the stockholders do not receive publicly-traded securities.

      The indenture governing the 6.875% PEACS contains certain affirmative covenants of the Company, including making principal and interest payments when due, maintaining its corporate existence and properties and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at December 31, 2002.

      In order to hedge a portion of the risk of foreign exchange fluctuations between the U.S. Dollar and the Euro, the Company entered into a cross-currency swap agreement. Under the swap agreement, the Company agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, the Company agreed to receive in February of each year 27 million Euros for interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. The agreement expires February 16, 2010 and is cancelable, in whole or in part, at the Company’s option at no cost on or after February 20, 2003 if the Company’s underlying

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price (converted into Euros) is greater than or equal to the minimum conversion price of the 6.875% PEACS. The Company has designated the swap agreement as a cash flow hedge of the foreign exchange rate risk on a portion of the 6.875% PEACS principal and interest in accordance with the provisions of SFAS No. 133. Each period, gains or losses resulting from changes in the fair value of the swap contract are recorded to “Accumulated other comprehensive income (loss)” and a portion of such gain or loss is immediately reclassified to the statement of operations, “Other gains (losses), net,” to offset the foreign currency loss or gain attributable to remeasurement of the hedged portion of the 6.875% PEACS. For the year ended December 31, 2002, a currency swap gain of $13 million was reclassified to offset a $13 million currency loss on the 6.875% PEACS. The terms of the swap contract have been structured to match the terms of the hedged portion of the 6.875% PEACS. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations during the year ended December 31, 2002 and 2001.

      Effective January 1, 2001, currency gains and losses arising from the remeasurement of the 6.875% PEACS’s principal from Euros to U.S. Dollars each period are recorded to “Other gains (losses), net.” Prior to January 1, 2001, 6.875% PEACS’s principal of 615 million Euros was designated as a hedge of an equivalent amount of Euro-denominated investments classified as available-for-sale; accordingly, currency gains and losses on the 6.875% PEACS were recorded to “Accumulated other comprehensive income (loss)” on the consolidated balance sheets as hedging offsets to currency gains and losses on the Euro-denominated investments. As the hedge does not qualify for hedge accounting under the provisions of SFAS No. 133, commencing January 1, 2001, the foreign currency change resulting from the portion of the 6.875% PEACS previously hedging the available-for-sale securities is now being recorded to “Other gains (losses), net” on the consolidated statements of operations. The change resulted in a gain of $47 million for the year ended December 31, 2001, consisting of a $10 million gain reclassified from “Accumulated other comprehensive income (loss)” and a $37 million gain attributable to remeasurement of the 6.875% PEACS during the period.

      The fair value of the swap is determined as the present value of net future cash payments and receipts, adjusted for the Company’s ability to cancel the agreement and the likelihood of such cancellation. The fair value takes into consideration current foreign exchange rates, market interest rates, the current market price of the Company’s common stock and other variables. The fair value of the swap obligation was $12 million and $33 million at December 31, 2002 and December 31, 2001, respectively. Based upon quoted market prices, the fair value of the 6.875% PEACS was $531 million and $310 million, as of December 31, 2002 and December 31, 2001, respectively.

4.75% Convertible Subordinated Notes

      On February 3, 1999, the Company completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due 2009. The 4.75% Convertible Subordinated Notes are convertible into the Company’s common stock at the holders’ option at a conversion price of $78.0275 per share, subject to adjustment in certain events. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced August 1, 1999. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to all existing and future Senior Indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. At any time on or after February 6, 2002, on at least 30 days’ notice the Company may redeem the notes, in whole or in part, at a premium of 3.325% over its principal balance, together with accrued interest. The redemption premium is thereafter reduced by 0.475% on each February 1 between 2003 and 2009.

      Upon the occurrence of a “fundamental change” prior to the maturity of the 4.75% Convertible Subordinated Notes, each holder thereof has the right to require the Company to redeem all or any part of such holder’s 4.75% Convertible Subordinated Notes at a price equal to 100% of the principal amount of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes being redeemed, together with accrued interest. As defined in the indenture, a “fundamental change” is the occurrence of certain types of transactions in which the stockholders do not receive publicly-traded securities.

      The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants of the Company, including making principal and interest payments when due, maintaining its corporate existence and properties, paying taxes and other claims in a timely manner and the provision of information required under Rule 144A of the Securities Act of 1933 to enable holders to sell without registration. The Company was in compliance with these covenants at December 31, 2002.

      Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes as of December 31, 2002 and December 31, 2001 was $925 million and $625 million, respectively.

Senior Discount Notes

      In 1998, the Company completed the offering of approximately $326 million of 10% Senior Discount Notes due May 1, 2008 (“Original Senior Discount Notes”). Pursuant to a registration statement on Form S-4 in September 1998, the Company completed an exchange offer of 10% Senior Discount Notes due 2008 (“Exchange Notes” or “Senior Discount Notes”), which are registered under the Securities Act of 1933, as amended, for all outstanding Original Senior Discount Notes. The Exchange Notes have identical terms in all material respects to the terms of the Original Senior Discount Notes, except that the Exchange Notes generally are freely transferable (the Exchange Notes are referred to throughout these notes to consolidated financial statements interchangeably with the Original Senior Discount Notes). The Exchange Notes were issued under the indenture governing the Original Senior Discount Notes (“Indenture”). The Original Senior Discount Notes were sold at a substantial discount from their original principal amount at maturity of $530 million. Prior to November 1, 2003, no cash interest payments are required; instead, interest will accrete during this period to the aggregate principal amount at maturity. From and after May 1, 2003, the Senior Discount Notes will bear interest at a rate of 10% per annum payable in cash on each May 1 and November 1. The Senior Discount Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after May 1, 2003, at the redemption prices set forth in the Indenture, plus accrued interest, if any, to the date of redemption.

      During 1999, the Company repurchased $266 million (principal amount) of the Senior Discount Notes, representing accreted value of $178 million, resulting in a remaining outstanding principal amount of $264 million. The Company recorded an immaterial loss on extinguishment of this debt. No repurchases of Senior Discount Notes occurred in 2002, 2001 or 2000.

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

      The Indenture contains certain covenants that, among other things, limit the ability of the Company and its “Restricted Subsidiaries” (as defined in the Indenture) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions. The Company was in compliance with all covenants at December 31, 2002.

      Based upon quoted market prices, the fair value of the outstanding Senior Discount Notes was $263 million and $194 million as of December 31, 2002 and December 31, 2001, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Commitments and Contingencies

     Commitments

      The Company currently leases office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for 2002, 2001 and 2000 was $56 million, $81 million and $98 million, respectively.

      The following are the Company’s contractual commitments associated with its operational restructuring, indebtedness, lease obligations and marketing agreements (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216
Other	4,324	1,000	301	—	—	—	5,625

Restructuring-related commitments	25,227	12,681	4,809	3,013	3,092	8,019	56,841
Other commitments:
Debt principal and other(1)	4,962	2,004	74	—	—	2,238,353	2,245,393
Debt interest(1)	126,162	139,365	139,365	139,365	139,365	263,034	946,656
Capital leases	7,950	898	235	—	—	—	9,083
Operating leases	48,349	45,749	39,426	39,674	38,993	143,084	355,275
Marketing agreements	7,569	—	—	—	—	—	7,569

Other commitments	194,992	188,016	179,100	179,039	178,358	2,644,471	3,563,976

Total commitments	$220,219	$200,697	$183,909	$182,052	$181,450	$2,652,490	$3,620,817

(1)	Principal and interest payments due under the Company’s 6.875% PEACS, excluding those payments with a fixed exchange ratio under the currency swap hedge arrangement, will fluctuate based on the Euro/U.S. Dollar exchange ratio.

      Restructuring-related lease obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$22,550	$15,150	$11,164	$10,021	$10,078	$29,663	$98,626
Estimated sublease income(1)	(1,647)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,410)

Lease obligations, net	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216

(1)	At December 31, 2002, the Company had signed contractual sublease agreements covering $10 million in future payments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term capital lease obligations are as follows (in thousands):

December 31,
2002

Gross capital lease obligations	$9,083
Less imputed interest	(592)

Present value of net minimum lease payments	8,491
Less current portion	(7,506)

Long-term capital lease obligations	$985

Pledged Securities

      The Company has pledged a portion of its marketable securities as collateral for stand-by letters of credit that guarantee certain of its contractual obligations, a majority of which relates to property leases; the swap agreement that hedges the foreign exchange risk on a portion of its 6.875% PEACS; and some of its real estate lease agreements. The amount of marketable securities the Company is required to pledge pursuant to the swap agreement fluctuates with the fair market value of the swap obligation. The change in the total amount of collateral pledged under these agreements is as follows (in thousands):

	Standby
	Letters of	Swap	Real Estate
	Credit	Agreement	Leases	Total

Balance at December 31, 2001	$77,635	$48,498	$40,657	$166,790
Net change in collateral pledged	(19,741)	(25,403)	(578)	(45,722)

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068

Legal Proceedings

      On April 12, 2001, the Company received a request from the Securities and Exchange Commission (“SEC”) staff for the voluntary production of documents and information concerning, among other things, previously reported sales of the Company’s common stock by our Chairman and Chief Executive Officer, Jeffrey Bezos, on February 2 and 5, 2001. The Company is cooperating with the SEC staff’s continuing inquiry.

      A number of purported class action complaints were filed by holders of the Company’s equity and debt securities against the Company, its directors and certain of its senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that the Company, together with certain of its officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning the Company’s business, financial condition and results, inventories, future prospects and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. The Company disputes the allegations of wrongdoing in these complaints and intends to vigorously defend itself in these matters.

      On August 28, 2002, the Trustee for the Creditors’ Trust for Living.com instituted an adversary proceeding against a subsidiary of the Company in the United States Bankruptcy Court for the Western District of Texas. The plaintiff alleges that Living.com’s creditors are entitled to a contractual recovery of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $58 million in fees that Living.com had previously paid in 2000 primarily by issuing Living.com stock to the Company. The Company disputes the plaintiff’s allegations and intends to vigorously defend itself in this matter.

      On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against the Company and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. The Company disputes the plaintiff’s allegations of wrongdoing and intends to vigorously defend itself in this matter.

      Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, future results of operations, financial position or cash flows in a particular period.

      From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

Inventory Suppliers

      During 2002, the Company purchased over 10% of all inventory purchases from a single vendor, Ingram Book Group. No other vendors account for over 10%. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

Note 8 —	Stockholders’ Equity (Deficit)

Preferred Stock

      The Company has authorized 500,000,000 shares of $0.01 par value Preferred Stock. No preferred stock shares were outstanding during 2002, 2001 or 2000.

Basis Adjustments — Public Offerings of Investees

      Three of the Company’s equity-method investees, HomeGrocer.com, Inc., Pets.com, Inc. and drugstore.com, inc., completed public offerings of their common stock during 2000. As a result of those public offerings, the Company’s ownership percentage in each investee was diluted, creating an “implied sale” of a portion of its investments. In accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recorded unrealized gains, net of unrealized losses, as additional paid-in capital totaling $77 million in 2000. The unrealized gains, net, represent the difference between the Company’s carrying basis and the fair value of the portion of each

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment deemed to have been sold by the investees. Details of these offerings and the effect on the Company’s ownership and cost basis in the investees are as follows:

				Ownership
	Shares	Price	Offering			Basis
	Issued	per	Amount	Prior to	After	Adjustment
Offering	(In thousands)	Share	(In thousands)	Offering	Offering	(In thousands)

Homegrocer.com, Inc. March 2000 initial public offering	22,000	$12.00	$264,000	27%	22%	$47,646
Pets.com, Inc. February 2000 initial public offering	7,500	11.00	82,500	48%	34%	11,614
drugstore.com, inc. March 2000 secondary public offering	6,000	18.00	108,000	27%	24%	18,539
drugstore.com, inc. July 2000 private/public offering	8,101	4.94	40,019	23%	21%	(901)

Total						$76,898

Stock Award Plans

      The Company’s stock award plans consist of the 1999 Nonofficer Employee Stock Option Plan, the 1997 Stock Incentive Plan and the Amended and Restated 1994 Stock Option Plan. Shares reserved under these plans consist of 40 million shares in the 1999 Nonofficer Employee Stock Option Plan, 109 million shares in the 1997 Stock Incentive Plan and 58 million shares in the 1994 Stock Option Plan, of which up to a maximum of 21,025,075 shares that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Incentive Plan. In connection with certain acquisitions in 1999, the Company assumed outstanding options to purchase common stock originally issued under the acquired companies’ stock option plans. The Company’s stock award plans as well as the assumed stock award plans are hereby collectively referred to as the “Plans.”

      In 2002, the Company transitioned to using restricted stock units, awarded under the 1997 Stock Incentive Plan, as its primary vehicle for employee equity compensation. Employees vest in restricted stock unit awards ratably over the corresponding service term, generally three to six years. As it relates to stock option awards, the Company’s Board of Directors generally sets an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. Each outstanding option granted prior to December 20, 1996 has a term of five years from the date of vesting. Generally, outstanding options granted on or subsequent to December 20, 1996 have a term of 10 years from the date of grant. Subject to Internal Revenue Service limitations, options granted under the Company’s plans prior to April 1999 and granted under certain assumed plans generally became exercisable immediately but are subject to a restriction on transfer that vests over a period of time. Options granted under the Plans since April 1999 generally vest and become exercisable in accordance with the following vesting schedule: 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Certain outstanding options that were granted during 2000 and 2001 vest and become exercisable at the rate of 50% after year one and 50% after year two. During the first quarter of 2001, the Company offered a limited non-compulsory exchange of employee stock options to employees meeting certain eligibility criteria. Options granted pursuant to this stock option exchange vest and become exercisable at the rate of 25% after 6 months from the date of grant and 4.166% per month for the succeeding 18 months. Certain options granted in the third quarter of 2001 generally vest and become exercisable as follows: (i) the option vests quarterly in equal installments over a 36, 48 or 60 month period commencing on dates ranging from grant date to October 1, 2003, (ii) the option vests 5% to 12.5% on a date approximately 12 to 16 months from date of grant with the balance vesting quarterly in equal installments over a 48 to 60 month period or (iii) the option vests 4% to 12.5% on dates approximately 6 months and 18 months

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of grant with the balance vesting quarterly in equal installments over a 24 or 60 month period. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company at the exercise price upon termination of employment or services and such restrictions lapse over the vesting schedule. At December 31, 2002, approximately 1 million shares of restricted common stock, which includes restricted shares issued in connection with acquisitions as well as shares issued to certain key employees in 2001 and 2002, were subject to repurchase or forfeiture.

Stock Award Activity

      At December 31, 2002, outstanding stock awards totaled 45 million, which includes 42 million stock options and 3 million restricted stock units.

      The following table summarizes the Company’s stock option activity:

	Number of
	Shares	Weighted Average
	(In thousands)	Exercise Price

Balance December 31, 1999	80,342	$27.76
Options granted	20,717	38.13
Options terminated	(19,502)	37.19
Options exercised	(11,119)	4.02

Balance December 31, 2000	70,438	32.17
Options granted	46,209	9.53
Options terminated	(44,608)	43.91
Options exercised	(6,089)	2.73

Balance December 31, 2001	65,950	10.65
Options granted	3,045	16.46
Options terminated	(12,262)	10.36
Options exercised	(14,728)	8.26

Balance December 31, 2002	42,005	11.91

      At December 31, 2002, 84 million shares of common stock were available for future grant under the Plans.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Stock Awards Outstanding			Awards Vested

			Weighted		Weighted
	Number of		Average	Number of	Average
Range of	Awards	Remaining	Exercise	Awards	Exercise
Exercise Prices	(In thousands)	Life (yrs)	Price	(In thousands)	Price

$ 0.03 - $ 4.65	2,793	4.20	$1.44	2,137	$1.49
4.66 - 7.29	2,988	5.48	6.46	2,175	6.46
7.33 - 7.93	20,029	8.57	7.91	1,335	7.80
7.95 - 11.90	2,716	7.77	9.17	561	9.34
12.02 - 13.38	4,321	1.79	13.26	2,623	13.31
13.57 - 16.55	1,845	7.99	14.90	440	15.04
16.58 - 18.54	2,079	8.19	17.81	583	17.65

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Awards Outstanding			Awards Vested

			Weighted		Weighted
	Number of		Average	Number of	Average
Range of	Awards	Remaining	Exercise	Awards	Exercise
Exercise Prices	(In thousands)	Life (yrs)	Price	(In thousands)	Price

18.55 - 21.30	2,004	6.62	20.01	1,243	20.30
21.33 - 104.97	3,230	6.93	40.83	1,549	36.01

0.03 - 104.97	42,005	7.05	11.91	12,646	13.10

Deferred Stock-Based Compensation

      The Company recorded aggregate deferred stock-based compensation of $5 million and $9 million in 2002 and 2001 respectively. No similar amounts were recorded in 2000. Deferred stock-based compensation was recorded in connection with the Company’s restricted common stock issued to key employees for future services. The amounts recorded represent the fair value of the Company’s common stock issued on the date of grant. Such value is recognized as an expense ratably over the corresponding service period, which is generally five years. Additionally, in 2002, 2001 and 2000, the Company recorded adjustments to reduce previously recorded deferred stock-based compensation of $2 million, $4 million and $3 million, respectively, representing the remaining unvested portion of restricted stock awards upon termination of certain key employees prior to vesting.

Comprehensive Income (Loss)

      The changes in the components of comprehensive loss were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(149,132)	$(567,277)	$(1,411,273)
Other comprehensive income (loss):
Foreign-currency translations gains (losses), net	16,910	(1,257)	(364)
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during year	23,459	(33,479)	(178,815)
Less reclassification of net realized (gains) losses included in net loss	(3,165)	40,484	178,512

Net unrealized gains (losses) on available-for-sale securities	20,294	7,005	(303)
Net unrealized gains (losses) on Euro-based currency swap:
Unrealized gains (losses) on remeasurement to fair value	21,106	(21,867)	—
Reclassification of (gains) losses to offset currency losses and gains on hedged portion of 6.875% PEACS included in net loss	(12,578)	4,530	—

Net unrealized gains (losses) on Euro-based currency swap	8,528	(17,337)	—
Reclassification of currency gains on 6.875% PEACS	—	(9,811)	—
Cumulative effect of accounting change to adopt SFAS No. 133.	—	(12,294)	—

Other comprehensive income (loss)	45,732	(33,694)	(667)

Comprehensive loss	$(103,400)	$(600,971)	$(1,411,940)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is not able to predict future gains or losses due to the remeasurement of the hedged portion of the 6.875% PEACS and equivalent reclassifications of losses or gains on the swap contract from accumulated other comprehensive loss to earnings.

Common Stock Reserved for Future Issuance

      At December 31, 2002, common stock reserved for future issuance is as follows (in thousands):

Stock awards, including restricted stock units	128,636
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	16,017
Shares issuable upon conversion of 6.875% PEACS	8,129

Total	152,782

Note 9 —	Earnings (Loss) Per Share

      The following represents the calculations for net loss per share (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

Loss before change in accounting principle	$(149,933)	$(556,754)	$(1,411,273)
Cumulative effect of change in accounting principle	801	(10,523)	—

Net loss	$(149,132)	$(567,277)	$(1,411,273)

Weighted average shares outstanding	379,494	365,180	353,394
Weighted average common shares issued subject to restrictions	(1,131)	(969)	(2,521)

Shares used in computation of basic and diluted loss per share	378,363	364,211	350,873

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.40)	$(1.53)	$(4.02)
Cumulative effect of change in accounting principle	0.01	(0.03)	—

	$(0.39)	$(1.56)	$(4.02)

      All of the Company’s stock awards (see “Note 8 — Stockholders’ Equity (Deficit)”) are excluded from diluted loss per share since their effect is antidilutive.

Note 10 —	Restructuring-Related and Other

      Restructuring-related and other expenses were $42 million, $182 million and $200 million for 2002, 2001 and 2000, respectively. In the first quarter of 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs, streamline its organizational structure, consolidate certain of its fulfillment and customer service operations and migrate a large portion of its technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of its Seattle, Washington corporate office locations; closure of its McDonough, Georgia fulfillment center; seasonal operation of its Seattle, Washington fulfillment center; closure of its customer service centers in Seattle, Washington and The Hague, Netherlands; and migration

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a large portion of its technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Actual employee termination benefits paid were $12 million. The restructuring is complete; however, the Company may adjust its restructuring-related estimates in the future, if necessary.

      During 2002, the Company revised its estimates of ongoing net lease obligations for its facilities in Seattle, Washington and McDonough, Georgia, primarily due to weakness in these real estate markets; reached a termination agreement with the landlord of its leased fulfillment center facility in McDonough, Georgia; and permanently closed its fulfillment center in Seattle, Washington.

      Restructuring-related charges were as follows (in thousands):

	Years Ended December 31,

	2002	2001

Asset impairments	$1,182	$68,528
Continuing lease obligations	39,563	87,049
Termination benefits	—	14,970
Broker commissions, professional fees and other miscellaneous restructuring costs	828	11,038

	$41,573	$181,585

      At December 31, 2002, the accrued liability associated with restructuring-related and other charges was $57 million and consisted of the following (in thousands):

	Balance at			Balance at
	December 31,	Subsequent		December 31,	Due Within	Due After
	2001	Accruals, Net	Payments	2002	12 Months(1)	12 Months(1)

Lease obligations, net of estimated sublease income	$53,187	$39,563	$(41,534)	$51,216	$20,903	$30,313
Termination benefits	61	—	(61)	—	—	—
Broker commissions, professional fees and other miscellaneous restructuring costs	8,190	828	(3,393)	5,625	4,324	1,301

	$61,438	$40,391	$(44,988)	$56,841	$25,227	$31,614

(1)	Restructuring-related liabilities due within 12 months and due after 12 months are classified in “Accrued expenses and other current liabilities” and “Long-term debt and other,” respectively, on the accompanying consolidated balance sheets.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring-related lease obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$22,550	$15,150	$11,164	$10,021	$10,078	$29,663	$98,626
Estimated sublease income(1)	(1,647)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,410)

Lease obligations, net	$20,903	$11,681	$4,508	$3,013	$3,092	$8,019	$51,216

(1)	At December 31, 2002, the Company had signed contractual sublease agreements covering $10 million in future payments.

      Restructuring-related and other expenses in 2000 primarily relate to impairments of goodwill and other intangibles recorded in connection with certain of the Company’s business acquisitions.

Note 11 — Other Income (Expense), Net

      Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Gains on sales of marketable securities, net	$5,700	$1,335	$280
Foreign-currency transaction losses, net	(1,086)	(2,019)	(3,250)
Miscellaneous state, foreign and other taxes	700	(1,222)	(3,123)
Other miscellaneous gains (losses), net	309	6	(3,965)

	$5,623	$(1,900)	$(10,058)

Note 12 — Other Gains (Losses), Net

      Other gains (losses), net consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Foreign-currency gains (losses) on 6.875% PEACS	$(103,136)	$46,613	$—
Gains (losses) on sales of Euro-denominated investments, net	2,227	(22,548)	—
Other-than-temporary impairment losses on equity investments	(8,101)	(43,588)	(188,832)
Gains on sales of equity investments, net	13,044	—	—
Gains from terminations of commercial contracts	—	22,400	6,033
Net gains from acquisition of investments by third parties	—	784	40,160
Warrant remeasurements and other	(307)	(5,802)	—

	$(96,273)	$(2,141)	$(142,639)

Note 13 — Income Taxes

      The Company has provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where subsidiaries of the Company produce taxable income. As of December 31, 2002, the Company has recorded a net deferred tax asset of $3 million, which consists primarily of certain state jurisdiction net operating loss carryforwards. The Company has provided a valuation allowance for the

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder of its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset was $196 million and $492 million for 2002 and 2001, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets, which are included in “Accounts receivable, net and other current assets,” are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating losses	$792,014	$769,632
Assets held for investment	308,403	152,502
Revenue items	22,124	37,834
Expense items	246,147	211,310

Total gross deferred tax assets	1,368,688	1,171,278
Less valuation allowance	(1,365,386)	(1,169,130)

Net deferred tax assets	3,302	2,148
Deferred tax liabilities — Expense items	(620)	—

Net deferred tax asset	$2,682	$2,148

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $2.5 billion related to U.S. federal, state and foreign jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. Additionally, approximately $180 million of capital loss carryforwards begins to expire in 2005. Approximately $1.2 billion of the Company’s net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Note 14 — Employee Benefit Plan

      The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees’ contributions at the discretion of the Company’s Board of Directors. Through December 31, 2002, the Company has not matched employee contributions to the 401(k) savings plan; however it has announced its intentions to make employer matching contributions in 2003 using its common stock.

Note 15 — Segment Information

      The Company presents information to its chief operating decision maker in four segments: North America Books, Music, and DVD/ Video (“BMVD”); North America Electronics, Tools, and Kitchen (“ETK”); International; and Services. Accordingly, the Company discloses its segment financial information along these lines.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BMVD Segment

      The BMVD segment includes retail sales from www.amazon.com and www.amazon.ca of books, music and DVD/ video products and magazine subscription commissions. This segment also includes commissions from sales of these products, new, used or collectible, through Amazon Marketplace, amounts earned from sales of these products by other businesses through the Merchants@ program and product revenues from stores offering these products through the Syndicated Stores program.

ETK Segment

      The ETK segment includes www.amazon.com retail sales of electronics, home improvement and home and garden products, as well as our mail-order catalog sales. This segment also includes commissions from sales of these products, new, used or collectible, through Amazon Marketplace and amounts earned from sales of these products by other businesses through the Merchants@ program, such as with Office Depot, and will include revenues from stores offering these products, if any, through the Syndicated Stores program.

International Segment

      The International segment includes all retail sales of the following internationally-focused Web sites: www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp. These international sites share a common Amazon.com experience, but are localized in terms of language, products, customer service and fulfillment. To the extent available on these sites, this segment includes commissions and other amounts earned from sales of products through Amazon Marketplace and revenues from stores offering products through the Syndicated Stores program, such as www.waterstones.co.uk and www.virginmega.co.jp, and amounts earned from sales of products by other businesses through the Merchants@ program. The International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca. Operating results for the International segment are affected by movements in foreign exchange rates. During 2002, International segment revenues improved $47 million, and operating results improved $4 million in comparison to the prior year due to changes in foreign exchange rates.

Services Segment

      The Services segment consists of commissions, fees and other amounts earned from the services business, including the Merchant.com program (such as www.target.com), and to the extent full product categories are not also offered by the Company through its online retail stores, the Merchants@ program, such as the apparel store, Toysrus.com and Babiesrus.com stores, and portions of the Target store at www.amazon.com, as well as the commercial agreement with America Online, Inc. This segment also includes Auctions, zShops, Amazon Payments and miscellaneous marketing and promotional agreements.

      Included in Services segment revenues are equity-based service revenues of $13 million, $27 million and $79 million for 2002, 2001 and 2000, respectively.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Year Ended 2002:

	North America

	Books, Music	Electronics,
	and	Tools and
	DVD/Video	Kitchen	Total	International	Services	Consolidated

Net sales	$1,873,291	$645,031	$2,518,322	$1,168,935	$245,679	$3,932,936
Gross profit	527,542	89,863	617,405	249,089	126,124	992,618
Pro forma income (loss) from operations	211,363	(73,220)	138,143	(640)	42,599	180,102
Stock-based compensation						(68,927)
Amortization of other intangibles						(5,478)
Restructuring-related and other						(41,573)
Total non-operating expenses, net						(209,888)
Equity in losses of equity-method investees, net						(4,169)
Cumulative effect of change in accounting principle						801

Net loss						$(149,132)

Year Ended 2001:

	North America

	Books. Music	Electronics,
	and	Tools and
	DVD/Video	Kitchen	Total	International	Services	Consolidated

Net sales	$1,688,752	$547,190	$2,235,942	$661,374	$225,117	$3,122,433
Gross profit	453,129	78,384	531,513	140,606	126,439	798,558
Pro forma income (loss) from operations	156,753	(140,685)	16,068	(103,112)	42,042	(45,002)
Stock-based compensation						(4,637)
Amortization of goodwill and other intangibles						(181,033)
Restructuring-related and other						(181,585)
Total non-operating expenses, net						(114,170)
Equity in losses of equity-method investees, net						(30,327)
Cumulative effect of change in accounting principle						(10,523)

Net loss						$(567,277)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended 2000:

	North America

	Books, Music	Electronics,
	and	Tools and
	DVD/Video	Kitchen	Total	International	Services	Consolidated

Net sales	$1,698,266	$484,151	$2,182,417	$381,075	$198,491	$2,761,983
Gross profit	417,452	44,655	462,107	77,436	116,234	655,777
Pro forma income (loss) from operations	71,441	(269,890)	(198,449)	(145,070)	26,519	(317,000)
Stock-based compensation						(24,797)
Amortization of goodwill and other intangibles						(321,772)
Restructuring-related and other						(200,311)
Total non-operating expenses, net						(242,797)
Equity in losses of equity-method investees, net						(304,596)

Net loss						$(1,411,273)

      Net sales to customers outside of the U.S. represented approximately 35%, 29% and 22% of net sales for 2002, 2001 and 2000, respectively. Other than sales into the United Kingdom, which represents approximately 11% of total net sales in 2002, no individual foreign country, geographical area or customer accounted for more than 10% of net sales in any of the periods presented.

      Depreciation expense, by segment, was as follows (in thousands):

	North America

	Books, Music	Electronics,
	and	Tools and
Year Ended December 31,	DVD/Video	Kitchen	Total	Services	International	Consolidated

2002	$25,774	$19,051	$44,825	$7,339	$21,194	$73,358
2001	29,317	21,670	50,987	8,349	24,108	83,444
2000	29,501	26,818	56,319	7,649	18,970	82,938

      At December 31, 2002 and 2001, fixed assets, net totaled $196 million and $228 million in the United States, respectively, and $43 million and $44 million in other countries, respectively.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Quarterly Results (Unaudited)

      The following tables contain selected unaudited statement of operations information for each quarter of 2002, 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Year Ended December 31, 2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net sales	$1,428,610	$851,299	$805,605	$847,422
Gross profit	335,159	216,167	218,167	223,125
Income (loss) before change in accounting principle	2,651	(35,080)	(93,553)	(23,951)
Cumulative effect of change in accounting principle	—	—	—	801
Net income (loss)	2,651	(35,080)	(93,553)	(23,150)
Basic income (loss) per share(1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.09)	$(0.25)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—	—

	$0.01	$(0.09)	$(0.25)	$(0.06)
Diluted income (loss) per share(1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.09)	$(0.25)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—	—

	$0.01	$(0.09)	$(0.25)	$(0.06)
Shares used in computation of income (loss) per share:
Basic	383,702	379,650	376,937	373,031
Diluted	407,056	379,650	376,937	373,031

	Year Ended December 31, 2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net sales	$1,115,171	$639,281	$667,625	$700,356
Gross profit	274,049	162,192	179,720	182,597
Income (loss) before change in accounting principle	5,087	(169,874)	(168,359)	(223,608)
Cumulative effect of change in accounting principle	—	—	—	(10,523)
Net income (loss)	5,087	(169,874)	(168,359)	(234,131)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Basic and diluted income (loss) per share(1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.46)	$(0.47)	$(0.63)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

	$0.01	$(0.46)	$(0.47)	$(0.66)
Shares used in computation of basic income (loss) per share	371,420	368,052	359,752	357,424
Shares used in computation of diluted income (loss) per share	384,045	368,052	359,752	357,424

	Year Ended December 31, 2000

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Net sales	$972,360	$637,858	$577,876	$573,889
Gross profit	224,300	167,279	136,064	128,134
Net loss	(545,140)	(240,524)	(317,184)	(308,425)
Basic and diluted loss per share(1)	$(1.53)	$(0.68)	$(0.91)	$(0.90)
Shares used in computation of basic and diluted loss per share	355,681	353,954	349,886	343,884

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2003 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

      In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of Documents Filed as a Part of This Report:

           (1)     Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for each of the three years ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2002

Notes to Consolidated Financial Statements

           (2) Index to Financial Statement Schedules:

                     Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

           (3) Index to Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).
3.2		Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).
4.1		Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998).
4.2		Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56723) filed June 12, 1998).
4.3		Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).
4.4		Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).
4.5		Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by Reference to the Company’s Current Report on Form 8-K dated February 16, 2000).
4.6		Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).
10	.1†	Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

Exhibit
Number		Description

10	.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).
10	.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).
10.4		Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).
10	.5†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).
10	.6†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).
10	.7†	Offer Letter of Employment to Jeff Wilke, dated September 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).
10	.8†	Executive Compensation Letter to Jeff Wilke, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).
10	.9†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002.
10	.10†	Offer Letter of Employment to Mark Peek, dated February 28, 2000.
10	.11†	Executive Compensation Letter to Mark Peek, dated April 19, 2002.
10	.12†	Form of Restricted Stock Unit Agreement for Officers and Employees.
10	.13†	Form of Restricted Stock Unit Agreement for Directors.
10	.14†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).
12.1		Computation of Ratio of Earnings to Fixed Charges.
18.1		Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Annual Report on Form 10-Q for the Quarter Ended March 31, 2002).
21.1		List of Significant Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
99.1		Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 19 U.S.C. Section 1350.
99.2		Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 19 U.S.C. Section 1350.

† Executive Compensation Plan or Agreement

      (b) Reports on Form 8-K:

      On November 7, 2002 the Company filed a Form 8-K under Item 9 announcing that Thomas O. Ryder, Chairman and CEO of the Reader’s Digest Association, was elected to the Amazon.com Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 17, 2003.

AMAZON.COM, INC.

By:	/s/ JEFFREY P. BEZOS

Jeffrey P. Bezos
President, Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2003.

Signature	Title

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK S. PEEK Mark S. Peek	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ TOM A. ALBERG Tom A. Alberg	Director

/s/ L. JOHN DOERR L. John Doerr	Director

/s/ MARK S. HANSEN Mark S. Hansen	Director

/s/ THOMAS O. RYDER Thomas O. Ryder	Director

/s/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

CERTIFICATION

I, Jeffrey P. Bezos, certify that:

1. I have reviewed this annual report on Form 10-K of Amazon.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. BEZOS

Jeffrey P. Bezos
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2003

CERTIFICATION

I, Thomas J. Szkutak, certify that:

1. I have reviewed this annual report on Form 10-K of Amazon.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS J. SZKUTAK

Thomas J. Szkutak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2003

AMAZON.COM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Inventory Valuation Allowance

		Charged/
	Balance at	(Credited)	Inventory	Balance
	Beginning	to Costs and	Disposed or	at End of
Year Ended	of Period	Expenses	Written Off	Period

	(In thousands)
December 31, 2002	$19,808	$23,456	$(20,825)	$22,439
December 31, 2001	$20,453	$17,160	$(17,805)	$19,808
December 31, 2000	$29,583	$31,095	$(40,225)	$20,453

Accounts Receivable Allowance — Customers

		Charged/
	Balance at	(Credited)		Balance
	Beginning	to Costs and	Amounts	at End of
Year Ended	of Period	Expenses	Written Off	Period

	(In thousands)
December 31, 2002	$11,665	$12,805	$(7,368)	$17,102
December 31, 2001	$15,493	$4,477	$(8,305)	$11,665
December 31, 2000	$3,503	$14,585	$(2,595)	$15,493

Accounts Receivable Allowance — Vendors

		Charged/
	Balance at	(Credited)		Balance
	Beginning	to Costs and	Amounts	at End of
Year Ended	of Period	Expenses	Written Off	Period

	(In thousands)
December 31, 2002	$19,380	$7,759	$(10,346)	$16,793
December 31, 2001	$14,133	$19,322	$(14,075)	$19,380
December 31, 2000	$10,337	$12,499	$(8,703)	$14,133

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).
3.2		Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).
4.1		Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998).
4.2		Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56723) filed June 12, 1998).
4.3		Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).
4.4		Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).
4.5		Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by Reference to the Company’s Current Report on Form 8-K dated February 16, 2000).
4.6		Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).
10	.1†	Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).
10	.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).
10	.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).
10.4		Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).
10	.5†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).
10	.6†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).
10	.7†	Offer Letter of Employment to Jeff Wilke, dated September 2, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).
10	.8†	Executive Compensation Letter to Jeff Wilke, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).
10	.9†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002.
10	.10†	Offer Letter of Employment to Mark Peek, dated February 28, 2000.
10	.11†	Executive Compensation Letter to Mark Peek, dated April 19, 2002.
10	.12†	Form of Restricted Stock Unit Agreement for Officers and Employees.
10	.13†	Form of Restricted Stock Unit Agreement for Directors.
10	.14†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).
12.1		Computation of Ratio of Earnings to Fixed Charges.
18.1		Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Annual Report on Form 10-Q for the Quarter Ended March 31, 2002).

Exhibit
Number	Description

21.1	List of Significant Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 19 U.S.C. Section 1350.
99.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 19 U.S.C. Section 1350.

† Executive Compensation Plan or Agreement