Form 10-Q
period 2003-03-31
AMAZON COM INC
filed 2003-04-25
CIK 1018724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

391,719,201 shares of common stock, par value $0.01 per share outstanding, as of April 17, 2003

AMAZON.COM, INC.

FORM 10-Q
For the Three Months Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$495,773	$738,254
Marketable securities	586,779	562,715
Inventories	173,030	202,425
Accounts receivable, net and other current assets	88,914	112,282

Total current assets	1,344,496	1,615,676
Fixed assets, net	228,279	239,398
Goodwill, net	70,811	70,811
Other intangibles, net	2,548	3,460
Other equity investments	13,453	15,442
Other assets	46,346	45,662

Total assets	$1,705,933	$1,990,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$393,696	$618,128
Accrued expenses and other current liabilities	234,194	314,935
Unearned revenue	42,979	47,916
Interest payable	16,632	71,661
Current portion of long-term debt and other	11,078	13,318

Total current liabilities	698,579	1,065,958
Long-term debt and other	2,296,418	2,277,305
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — 391,609 and 387,906 shares, respectively	3,916	3,879
Additional paid-in capital	1,714,616	1,649,946
Deferred stock-based compensation	(5,420)	(6,591)
Accumulated other comprehensive income	17,655	9,662
Accumulated deficit	(3,019,831)	(3,009,710)

Total stockholders’ deficit	(1,289,064)	(1,352,814)

Total liabilities and stockholders’ deficit	$1,705,933	$1,990,449

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$1,083,559	$847,422
Cost of sales	812,977	624,297

Gross profit	270,582	223,125
Operating expenses:
Fulfillment	103,705	89,815
Marketing	28,227	32,244
Technology and content	50,088	55,497
General and administrative	21,102	20,911
Stock-based compensation(1)	27,323	10,931
Amortization of other intangibles	912	1,979
Restructuring-related and other	—	9,974

Total operating expenses	231,357	221,351

Income from operations	39,225	1,774
Interest income	6,540	5,652
Interest expense	(36,511)	(35,244)
Other income, net	2,859	95
Remeasurement of 6.875% PEACS and other	(21,798)	5,516

Total non-operating expenses, net	(48,910)	(23,981)

Loss before equity in losses of equity-method investees	(9,685)	(22,207)
Equity in losses of equity-method investees, net	(436)	(1,744)

Loss before change in accounting principle	(10,121)	(23,951)
Cumulative effect of change in accounting principle	—	801

Net loss	$(10,121)	$(23,150)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.03)	$(0.06)
Cumulative effect of change in accounting principle	0.00	0.00

	$(0.03)	$(0.06)

Shares used in computation of loss per share:
Basic and diluted	388,541	373,031

(1)	Components of stock-based compensation:

Fulfillment	$6,985	$1,771
Marketing	979	874
Technology and content	14,216	5,825
General and administrative	5,143	2,461

	$27,323	$10,931

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$738,254	$540,282
OPERATING ACTIVITIES:
Net loss	(10,121)	(23,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and other amortization	19,750	20,940
Stock-based compensation	27,323	10,931
Equity in losses of equity-method investees, net	436	1,744
Amortization of other intangibles	912	1,979
Gain on sale of marketable securities, net	(3,980)	(376)
Remeasurement of 6.875% PEACS and other	21,798	(5,516)
Non-cash interest expense and other	7,877	7,061
Cumulative effect of change in accounting principle	—	(801)
Changes in operating assets and liabilities:
Inventories	30,625	4,674
Accounts receivable, net and other current assets	27,233	(3,320)
Accounts payable	(226,605)	(128,286)
Accrued expenses and other current liabilities	(87,065)	(65,861)
Increases to unearned revenue	22,968	28,716
Amortization of previously unearned revenue	(27,905)	(37,333)
Interest payable	(55,028)	(52,435)

Net cash used in operating activities	(251,782)	(241,033)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	208,955	136,575
Purchases of marketable securities	(233,055)	(134,227)
Purchases of fixed assets, including internal-use software and Web site development	(6,394)	(4,854)

Net cash used in investing activities	(30,494)	(2,506)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	38,555	7,409
Repayment of capital lease obligations and other	(3,221)	(4,563)

Net cash provided by financing activities	35,334	2,846
Effect of exchange-rate changes on cash and cash equivalents	4,461	(2,900)

Net decrease in cash and cash equivalents	(242,481)	(243,593)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$495,773	$296,689

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$661	$924
Cash paid for interest	84,215	80,483

     See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Accounting Policies

  Unaudited Interim Financial Information

     We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Amazon.com,” the “Company,” “we,” “our” and similar terms include Amazon.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Amazon.com and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

  Loss per Share

     The number of shares used to calculate loss per share for the three months ended March 31, 2003 and 2002 was reduced by 1 million shares in each period. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effect of outstanding stock awards is antidilutive and, accordingly, is excluded from diluted loss per share.

  Accounting Changes — Inventory Costing

     Effective January 1, 2002, we prospectively changed our inventory costing method to the first-in first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. We evaluated the effect of the change on each quarter of 2001 and determined such effect to be less than $1.2 million individually and in the aggregate. We determined this change to be preferable under accounting principles generally accepted in the United States since, among other reasons, it facilitates our record keeping process, significantly improves our ability to provide cost-efficient fulfillment services to third-party companies as part of our services offering and results in increased consistency with others in our industry. We received a letter of preferability for this change in inventory costing from our independent auditors.

  Vendor Agreements

     We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products and therefore we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in selling the vendor’s product or service, the amount we receive is recorded as a cost offset to “Marketing” on our statements of operations.

     Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold. Our accounting treatment is consistent with the conclusions reached in Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

  Goodwill and Other Intangibles

     Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first quarter of 2003.

     Other intangibles consist of the following (in thousands):

	March 31, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Contract-based	$16,584	$(15,116)	$1,468	$16,584	$(14,414)	$2,170
Marketing-related	5,617	(5,089)	528	5,617	(5,010)	607
Technology-based	4,386	(4,338)	48	4,386	(4,331)	55
Customer-related	2,021	(1,517)	504	2,021	(1,393)	628

Total	$28,608	$(26,060)	$2,548	$28,608	$(25,148)	$3,460

     The net carrying amount of intangible assets at March 31, 2003 is scheduled to be fully amortized by the end of 2004. Amortization expense for the net carrying amount of intangible assets at March 31, 2003 is estimated to be $2 million for the remainder of 2003, and less than $1 million in 2004.

  Revenue

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

     Amounts billed to customers for outbound shipping charges are included in net sales and were $78 million and $89 million for the three months ended March 31, 2003 and 2002, respectively.

  Stock-Based Compensation

     Stock-based compensation consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Stock awards — variable accounting	$20,975	$9,499
Fixed accounting (1):
Restricted stock units	5,176	—
Restricted stock	1,172	1,432

	$27,323	$10,931

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.

     Employee stock awards include employee stock options, restricted stock units and restricted stock. Stock options and restricted stock units are excluded from common stock outstanding, whereas grants of restricted stock are included in common stock outstanding. Common shares outstanding plus shares underlying stock-based employee awards totaled 432 million at March 31, 2003, a decrease of 1% compared with March 31, 2002.

     Outstanding stock awards were as follows (in thousands):

	March 31,

	2003	2002

Stock options (1) (2)	37,554	62,113
Restricted stock units	3,042	—
Restricted stock	851	1,209

	41,447	63,322

(1)	The weighted average exercise price of outstanding stock options at March 31, 2003 was $12.

(2)	Includes 3 million awards subject to variable accounting, 2 million options of which were granted under the January 2001 exchange offer that are scheduled to expire in the third quarter of 2003. Beginning in January 2003, any new stock option grants are subject to variable accounting treatment.

     We apply the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(10,121)	$(23,150)
Add: Stock-based compensation, as reported	27,323	10,931
Deduct: Total stock-based compensation determined under fair value based method for all awards	(27,467)	(56,582)

Adjusted net loss, fair value method for all stock-based awards	$(10,265)	$(68,801)

Basic and diluted loss per share — as reported	$(0.03)	$(0.06)
Basic and diluted loss per share — SFAS No. 123 adjusted	$(0.03)	$(0.18)

     The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Average risk-free interest rates	2.7%	3.1%
Average expected life (in years)	3.3	3.3
Volatility	79.8%	81.8%

     The weighted average fair value of stock awards (including restricted stock units) granted during the three months ended March 31, 2003 and 2002 was $21.66 and $13.43, respectively.

Note 2 — Cash, Cash Equivalents and Marketable Securities

     Our cash and marketable securities are summarized as follows (at fair value, in thousands):

	March 31,	December 31,
	2003	2002

Cash	$203,777	$302,964
Commercial paper and short-term obligations	291,996	435,290

Cash and cash equivalents	495,773	738,254
Certificates of deposit	23,370	22,326
Commercial paper and short-term obligations	85	2,073
Corporate notes and bonds	43,791	42,941
Asset-backed and agency securities	244,701	316,715
U.S. Treasury notes and bonds	270,761	174,726
Equity securities	4,071	3,934

Marketable securities	586,779	562,715

	$1,082,552	$1,300,969

     We have pledged a portion of our marketable securities. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

     Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	March 31,	December 31,
	2003	2002

4.75% Convertible Subordinated Notes due February 2009 (1)	$1,249,807	$1,249,807
6.875% PEACS due February 2010 (2)	752,790	724,500
10% Senior Discount Notes due May 2008 (3)	261,907	255,597
Long-term restructuring liabilities (see Note 6)	29,047	31,614
Euro Currency Swap (4)	—	12,159
Capital lease obligations	5,881	8,491
Other long-term debt	8,064	8,456

	2,307,496	2,290,624
Less current portion of capital lease obligations	(5,161)	(7,506)
Less current portion of other long-term debt	(5,917)	(5,813)

	$2,296,418	$2,277,305

(1)	The 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”) are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share.

(2)	The 690 million Euros of our 6.875% PEACS are convertible into our common stock at a conversion price of 84.883 Euros per share. The long-term debt amount and the U.S. Dollar equivalent conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio.

(3)	In May 2003, the discount on the 10% Senior Discounts Notes due 2008 (“10% Senior Discount Notes”) will have fully accreted to a principal balance of $264 million. From May 1, 2003, the 10% Senior Discount Notes bear interest payable in cash on May 1, and November 1 of each year.

(4)	At March 31, 2003, the Euro Currency Swap was an asset of $2 million included in “Other assets.” The fair value of this instrument takes into consideration current foreign exchange rates, market interest rates, the current market price of our common stock and other variables.

  Subsequent Event: Notification of Redemption of 10% Senior Discount Notes

     Subsequent to quarter end, we announced that on May 28, 2003 we will redeem our 10% Senior Discount Notes. As provided in the underlying indenture, the redemption price of $277 million represents a $13 million (5%) premium over the face amount of the 10% Senior Discount Notes. We will record a charge in the second quarter 2003, classified in non-operating expenses, of approximately $15 million related to the redemption, consisting of the $13 million premium and approximately $2 million in unamortized debt issuance costs. Accrued interest from May 1, 2003 through May 27, 2003 will also be payable at redemption.

Note 4 — Commitments and Contingencies

  Commitments

     We currently lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for the three months ended March 31, 2003 and 2002 was $13 million and $15 million, respectively.

     The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations and marketing agreements (in thousands):

	Nine Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$9,296	$11,681	$4,508	$3,013	$3,092	$8,019	$39,609
Other	78	1,000	301	—	—	—	1,379

Restructuring-related commitments	9,374	12,681	4,809	3,013	3,092	8,019	40,988
Other commitments:
Debt principal and other(1)	3,765	2,004	74	—	—	2,266,643	2,272,486
Debt interest(1)(2)	42,885	140,210	140,210	140,210	140,210	265,571	869,296
Capital leases	5,093	1,063	321	—	—	—	6,477
Operating leases	40,542	46,204	39,885	39,882	39,143	143,340	348,996
Marketing agreements	6,274	—	—	—	—	—	6,274

Other commitments	98,559	189,481	180,490	180,092	179,353	2,675,554	3,503,529

	$107,933	$202,162	$185,299	$183,105	$182,445	$2,683,573	$3,544,517

(1)	Principal and interest payments due under our 6.875% PEACS, excluding those payments with a fixed exchange ratio under the Euro Currency Swap, will fluctuate based on the Euro/U.S. Dollar exchange ratio.

(2)	Our aggregate commitment for debt interest will be reduced to $739 million following the redemption of our 10% Senior Discount Notes. See “Note 3 — Long-Term Debt and Other.”

     See Note 6 for additional information on restructuring-related lease obligations.

  Pledged Securities

     We have pledged a portion of our marketable securities as collateral for stand-by letters of credit that guarantee certain of our contractual obligations, a majority of which relates to property leases; the Euro Currency Swap; and some of our real estate lease agreements. The amount of marketable securities we are required to pledge pursuant to the Euro Currency Swap fluctuates with the fair market value of the obligation. The change in the total amount of collateral pledged under these agreements is as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap (1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	(1,389)	(15,095)	—	(16,484)

Balance at March 31, 2003	$56,505	$8,000	$40,079	$104,584

(1)	The Euro Currency Swap is subject to a minimum collateral requirement of $8 million.

  Legal Proceedings

     See Item 1, “Legal Proceedings,” of Part II.

  Inventory Suppliers

     During 2002 and for the three months ended March 31, 2003, we purchased over 10% of all inventory purchases from a single vendor, Ingram Book Group. No other vendors account for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

Note 5 — Comprehensive Loss

     The changes in the components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net Loss	$(10,121)	$(23,150)
Foreign currency translation gains (losses), net	1,747	(1,201)
Net unrealized losses on available-for-sale securities	(4,906)	(5,372)
Net unrealized gains on Euro Currency Swap	11,152	4,020

Other comprehensive income (loss)	7,993	(2,553)

Comprehensive loss	$(2,128)	$(25,703)

     Activity in other comprehensive income (loss) relating to the Euro Currency Swap for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended
	March 31,

	2003	2002

Remeasurement of Euro Currency Swap to Fair Value	$14,227	$3,285
Reclassification of losses (gains) to offset currency gains and losses on hedged portion of 6.875% PEACS	(3,075)	735

	$11,152	$4,020

     We are not able to predict future gains or losses due to the remeasurement of the hedged portion of the 6.875% PEACS and equivalent reclassifications of losses or gains on the Euro Currency Swap from accumulated other comprehensive income (loss) to earnings.

Note 6 — Restructuring-Related and Other

     As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. Restructuring-related and other expenses were $10 million for the three months ended March 31, 2002 associated with our revised estimates of ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia. No similar expenses were incurred during the three months ended March 31, 2003.

     Restructuring-related charges were as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Continuing lease obligations	$—	$9,078
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	896

	$—	$9,974

     At March 31, 2003, the accrued liability associated with restructuring-related and other charges was $41 million and consisted of the following (in thousands):

	Balance at			Balance at
	December 31,	Subsequent		March 31,	Due Within	Due After
	2002	Accruals, Net	Payments(1)	2003	12 Months(2)	12 Months(2)

Lease obligations, net of estimated sublease income	$51,216	$—	$(11,607)	$39,609	$11,862	$27,747
Broker commissions, professional fees and other miscellaneous restructuring costs	5,625	—	(4,246)	1,379	78	1,301

	$56,841	$—	$(15,853)	$40,988	$11,940	$29,048

(1)	In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility.

(2)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and amounts due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

     Restructuring-related lease obligations are as follows (in thousands):

	Nine Months
	Ended
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$10,612	$15,150	$11,164	$10,021	$10,078	$29,663	$86,688
Estimated sublease income(1)	(1,316)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,079)

	$9,296	$11,681	$4,508	$3,013	$3,092	$8,019	$39,609

(1)	At March 31, 2003, we had sublease agreements covering $10 million in future payments.

Note 7 — Other Income, Net

     Other income, net consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Gains on sales of marketable securities, net	$3,980	$375
Foreign-currency transaction gains (losses), net	(44)	304
Miscellaneous state, foreign and other taxes	(933)	(87)
Other miscellaneous losses, net	(144)	(497)

	$2,859	$95

Note 8 — Remeasurement of 6.875% PEACS and Other

     Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Foreign-currency gains (losses) on remeasurement of 6.875% PEACS	$(25,214)	$6,027
Gains (losses) on sales of Euro-denominated investments, net	3,565	(393)
Warrant remeasurements and other	(149)	(118)

	$(21,798)	$5,516

Note 9 — Employee Benefit Plan

     We have a 401(k) savings plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. Through March 31, 2003, we have not matched employee contributions to the 401(k) savings plan; however we have announced our intentions to make employer matching contributions beginning in April 2003 using our common stock.

Note 10 — Segment Information

     We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third party sellers on our Web sites as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with the primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

     We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes stock-based compensation, amortization of goodwill and other intangibles, and restructuring-related and other charges, each of which are not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments.

  North America

     The North America segment consists of amounts earned from retail sales of consumer products through www.amazon.com and www.amazon.ca (including from third-party sellers), from North America focused Syndicated Stores and mail-order catalogs and from non-retail activities such as North America focused Merchant.com, marketing and promotional agreements.

  International

     The International segment consists of amounts earned from retail sales of consumer products through www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores and from non-retail activities such as internationally focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

     Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Three Months Ended March 31, 2003:

	North
	America	International	Consolidated

Net sales	$704,712	$378,847	$1,083,559
Cost of sales	517,880	295,097	812,977

Gross profit	186,832	83,750	270,582
Direct segment operating expenses	135,171	67,951	203,122

Segment operating income	51,661	15,799	67,460
Stock-based compensation			27,323
Amortization of other intangibles			912

Income from operations			39,225
Total non-operating expenses, net			(48,910)
Equity in losses of equity-method investees, net			(436)

Net loss			$(10,121)

Three Months Ended March 31, 2002:

	North
	America	International	Consolidated

Net sales	$621,303	$226,119	$847,422
Cost of sales	447,781	176,516	624,297

Gross profit	173,522	49,603	223,125
Direct segment operating expenses	138,096	60,371	198,467

Segment operating income (loss)	35,426	(10,768)	24,658
Stock-based compensation			10,931
Amortization of other intangibles			1,979
Restructuring-related and other charges			9,974

Income from operations			1,774
Total non-operating expenses, net			(23,981)
Equity in losses of equity-method investees, net			(1,744)
Cumulative effect of change in accounting principle			801

Net loss			$(23,150)

     Net sales to customers outside of the U.S. represented approximately 41% and 34% of net sales for the three months ended March 31, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general and of the Internet and online commerce, customer spending patterns, world events, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into, maintain and develop relationships with commercial agreements and strategic transactions, foreign exchange risks, seasonality, international growth and expansion and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Results of Operations

Critical Accounting Judgments

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1, “Accounting Policies,” in Item 1 of Part I, “Financial Statements” of this Form 10-Q, and Note 1 “Description of Business and Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

  Revenue Recognition

     We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

     We evaluate the criteria of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

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

     We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, meaning percentage discounts off current purchases, inducement offers, meaning offers for future discounts subject to a minimum current purchase and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction and are presented as a net amount in “Net sales.” Inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers.

     Commissions received from third-party sellers and amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

     We earn revenues from business-to-business commercial agreements, including providing our technology services such as search, browse and personalization; permitting other businesses and individuals to offer products or services through our Web sites; and powering third-party Web sites, either with or without providing accompanying fulfillment services. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we generally receive cash. In the past, we have accepted as compensation under these arrangements equity securities, or a combination of equity securities and cash. We measure the fair value of any equity consideration when the agreement is executed or when forfeiture or vesting provisions lapse. We generally recognize revenue from these marketing and promotional services (including revenues associated with non-refundable advance payments) on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences. Equity-based revenue during the three months ended March 31, 2003 was insignificant. We recorded equity-based revenues of $5 million for the three months ended March 31, 2002.

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

  Vendor Agreements

     We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products and therefore we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in selling the vendor’s product or service, the amount we receive is recorded as a cost offset to “Marketing” on our statements of operations.

     Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold. Our accounting treatment is consistent with the conclusions reached in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

  Accounting for Goodwill

     SFAS No. 142 prescribes a two-phase process for annual impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first quarter of 2003.

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

Results of Operations

  Segments Description

     We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third party sellers on our Web sites as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with the primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

     The North America segment includes amounts earned from retail sales of consumer products through www.amazon.com and www.amazon.ca (including from third-party sellers), from North America focused Syndicated Stores and mail-order catalogs and from non-retail activities such as North America focused Merchant.com, marketing and promotional agreements. The International segment includes amounts earned from retail sales of consumer products through www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores and from non-retail activities such as internationally focused marketing and promotional agreements. Our International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

  Net Sales

     Net sales include the selling price of consumer products sold by us, less promotional discounts, rebates and sales returns; outbound shipping charges billed to our customers; commissions earned, consisting of fixed fees, sales commissions, per-unit activity fees, or some combination thereof, from third-party sellers, including Merchant@ and Amazon Marketplace sellers; the selling price of consumer products sold by us through our Syndicated Stores program; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant.com program; and amounts earned for miscellaneous marketing and promotional agreements.

     Net sales were $1.08 billion and $847 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 28%. Net sales for our North America segment were $705 million and $621 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 13%, and net sales for our International segment were $379 million and $226 million, respectively, representing an increase of 68%. Growth in unit sales is greater than growth in net sales due to lower prices, including as a result of our free shipping promotions, and to an increasing percentage of units being sold by third parties for which we earn a net commission. Net sales benefited $51 million in comparison to the first quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened in comparison to the Euro and the British Pound. The future growth of our International segment may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results — We Have Foreign Exchange Risk.”

     Shipping revenue, which consists of outbound shipping charges to our customers, was $78 million and $89 million for the three months ended March 31, 2003 and 2002, respectively. Shipping revenue does not include any commissions or other amounts earned from third-party sellers. We provide to our customers free shipping alternatives, which reduce shipping revenue as a percentage of sales and cause our gross margins on retail sales to decline. We view these shipping offers as an effective marketing tool and intend to continue offering these alternatives to our customers.

  Gross Profit

     Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies and certain costs associated with our service revenues. In instances where we incur fulfillment costs to ship products on behalf of third-party sellers or provide customer service on their behalf, such costs are classified as “Cost of sales” rather than “Fulfillment” on the consolidated statements of operations.

     Gross profit was $271 million and $223 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 21%. Gross margin was 25.0% and 26.3% for these periods, respectively. Gross profit for our North America segment was $187 million and $174 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 8%, and gross profit for our International segment was $84 million and $50 million, respectively, representing an increase of 69%. Gross margin was 26.5% and 27.9% for our North America segment during the three months ended March 31, 2003 and 2002, respectively, and 22.1% and 21.9% for our International segment, respectively. The increase in gross profit during the first quarter of 2003 corresponds with increases in unit sales, including those by third-party sellers, offset by lower prices for customers. Our overall gross margins fluctuate based on several factors, including our mix of sales during the period, sales volumes by third-party sellers, competitive pricing decisions and general efforts to reduce prices for our customers over time, as well as the extent to which we provide free and reduced-rate shipping offers. Consolidated gross profit benefited $11 million in comparison to the first quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened in comparison to the Euro and the British Pound.

     During 2002, sales of products by third-party sellers increased significantly in comparison to the prior year. Since revenues from these sales are recorded as a net amount, they result in lower revenues but higher gross margins per unit. To the extent product sales by third-party sellers continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader price reductions, free shipping offers and other promotions.

     Shipping loss was $27 million and $1 million for the three months ended March 31, 2003 and 2002, respectively. The loss from shipping primarily reflects the free and reduced-rate shipping offers, offset in part by cost reductions from efficiencies in our outbound shipping. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that free shipping offers are an effective marketing tool. We intend to continue offering these alternatives, which will reduce shipping revenue as a percentage of sales and negatively affect gross margins.

  Fulfillment

     Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customer orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Toysrus.com and Target Corporation, are classified as cost of sales rather than fulfillment. Fulfillment costs were $104 million and $90 million for the three months ended March 31, 2003 and 2002, respectively, representing 10% and 11% of net sales, respectively. The increase in fulfillment costs in comparison with the prior year generally corresponds with sales volume. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled leveraging the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third-party co-sourcers, and a decline in customer service contacts per order resulting from improvements in our operations and enhancements to our customer self-service features available on our Web sites. These improvements were offset, in part, by increases in employee wages and benefits and credit card interchange fees associated with third-party seller transactions, which represent a higher percent relative to amounts earned from retail sales of our inventory.

  Marketing

     Marketing expenses consist of advertising, on-line marketing, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $28 million and $32 million for the three months ended March 31, 2003 and 2002, respectively, representing 3% and 4% of net sales, respectively. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them. Declines in expense for marketing-related activities reflect management efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities. These decreases are partially offset by increased investment in marketing channels considered most effective in driving incremental net sales, such as our Associates program. Our Associates program enables associated Web sites to make our products available to their audiences with fulfillment performed by us. We provide to our customers free shipping alternatives, and although these shipping offers do not directly affect marketing expenses, we view these offers as an effective marketing tool. We intend to continue offering these free shipping alternatives indefinitely.

  Technology and Content

     Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses were $50 million and $55 million for the three months ended March 31, 2003 and 2002, respectively, representing 5% and 7% of net sales, respectively. The decline in absolute dollars spent in comparison with the prior year period primarily reflects efficiency improvements in our systems infrastructure, as well as improved expense management and general price reductions in some expense categories. We expect to continue to invest in technology and improvements to our Web sites, which may include, but are not limited to, hiring additional employees, offering additional Web site features and product categories to our customers and implementing additional commercial relationships, as well as potentially continuing our international expansion.

  General and Administrative

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, human resources, professional fees and other general corporate expenses. General and administrative expenses were $21 million for each of the three month periods ended March 31, 2003 and 2002, representing 2% of net sales for each period.

  Stock-Based Compensation

     Stock-based compensation consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Stock awards — variable accounting	$20,975	$9,499
Fixed accounting (1):
Restricted stock units	5,176	—
Restricted stock	1,172	1,432

	$27,323	$10,931

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.

     Employee stock awards include employee stock options, restricted stock units and restricted stock. Stock options and restricted stock units are excluded from common stock outstanding, whereas grants of restricted stock are included in common stock outstanding. Common shares outstanding plus shares underlying stock-based employee awards totaled 432 million at March 31, 2003, a decrease of 1% compared with March 31, 2002.

     Outstanding stock awards were as follows (in thousands):

	March 31,

	2003	2002

Stock options (1) (2)	37,554	62,113
Restricted stock units	3,042	—
Restricted stock	851	1,209

	41,447	63,322

(1)	The weighted average exercise price of outstanding stock options at March 31, 2003 was $12.

(2)	Includes 3 million awards subject to variable accounting, 2 million of which were granted under the January 2001 exchange offer that are scheduled to expire in the third quarter of 2003. Beginning in January 2003, any new stock option grants are subject to variable accounting treatment.

     Using the following hypothetical market prices of our common stock above and below our March 31, 2003 closing price of $26.03, our hypothetical stock-based compensation expense for the three months ended March 31, 2003 would have been affected by variable accounting treatment as follows (in thousands, except percentages and per share amounts):

			Hypothetical vs.
Percentage Difference	Hypothetical Market	Hypothetical Stock-Based	Actual Stock-Based
Closing Price (1)	Price per Share (1)	Compensation Expense	Compensation Expense

(15)%	$22.13	$18,941	$(8,382)
(10)%	23.43	21,735	(5,588)
0%	26.03	27,323 (2)	—
10%	28.63	32,911	5,588
15%	29.93	35,705	8,382

(1)	This hypothetical is not a prediction of future performance of quoted prices of our common stock.

(2)	Represents actual stock-based compensation expense for the three months ended March 31, 2003.

     If at the end of any quarter the quoted price of our common stock is lower than the quoted price at the end of the previous quarter, or to the extent previously-recorded amounts relate to unvested portions of options that were cancelled, compensation expense associated with variable accounting will be recalculated using the cumulative expense method and may result in a net benefit to our results of operations.

     Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense over the corresponding service period. To the extent restricted stock or restricted stock units are forfeited as a result of termination prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

  Restructuring-Related and Other

     As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. Restructuring-related and other expenses were $10 million for the three months ended March 31, 2002 associated with our revised estimates of ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia. No similar expenses were incurred during the three months ended March 31, 2003.

     Cash payments resulting from our operational restructuring during the three months ended March 31, 2003 and 2002 were $16 million and $14 million, respectively. In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility. We estimate, based on currently available information, the remaining net cash outflows associated with our restructuring-related commitments will be as follows (in thousands):

	Leases	Other	Total

Nine months ending December 31, 2003	$9,296	$78	$9,374
Years ended:
2004	11,681	1,000	12,681
2005	4,508	301	4,809
2006	3,013	—	3,013
2007	3,092	—	3,092
Thereafter	8,019	—	8,019

	$39,609	$1,379	$40,988

  Segment Operating Income

     Our North America segment operating income was $52 million and $35 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 46%. This improvement primarily results from increasing revenues and leverage in our direct cost structure relative to sales growth. These improvements were partially offset by a 1% decline in segment gross margin.

     Our International segment operating income was $16 million in comparison to a loss of $11 million for the three months ended March 31, 2003 and 2002, respectively. This improvement primarily results from revenue growth, which was 68%. Also contributing to the improvement in our International segment operating income was leverage in our direct cost structure relative to sales growth. Gross margin for each respective period was 22%.

  Income from Operations

     Our results from operations were income of $39 million and $2 million for the three months ended March 31, 2003 and 2002, respectively. The improvement in operating results in comparison with the prior year was attributable to an improvement in consolidated segment operating income, a decline in restructuring-related charges, and a decline in amortization of other intangibles, offset by increases in stock-based compensation charges primarily associated with variable accounting treatment of certain stock awards. Income from operations benefited $4 million in comparison to the first quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened in comparison to the Euro and British Pound. We are unable to forecast accurately the effect on our future reported results associated with variable accounting treatment on certain stock awards and with future foreign exchange fluctuations.

  Net Interest Expense

     Net interest expense was $30 million for each of the periods ended March 31, 2003 and 2002. Interest income was $7 million and $6 million for the three months ended March 31, 2003 and 2002, respectively, and interest expense was $37 million and $35 million for these same periods, respectively. Interest income fluctuates with prevailing interest rates and the average balance of invested funds. Interest expense is primarily related to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and our 10% Senior Discount Notes. Interest expense increased $1 million in comparison to the first quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened in comparison to the Euro.

  Other Income, Net

     Other income, net consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Gains on sales of marketable securities, net	$3,980	$375
Foreign-currency transaction gains (losses), net	(44)	304
Miscellaneous state, foreign and other taxes	(933)	(87)
Other miscellaneous losses, net	(144)	(497)

	$2,859	$95

  Remeasurement of 6.875% PEACS and Other

     Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Foreign-currency gains (losses) on remeasurement of 6.875% PEACS	$(25,214)	$6,027
Gains (losses) on sales of Euro-denominated investments, net	3,565	(393)
Warrant remeasurements and other	(149)	(118)

	$(21,798)	$5,516

     Each period the remeasurement of our 6.875% PEACS’s principal from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurement of 6.875% PEACS and other,” on our consolidated statements of operations.

  Equity in Losses of Equity-Method Investees

     Equity-method losses were $0.4 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. Our basis in equity-method investments was reduced to zero as of March 31, 2003. Equity-method losses are only recorded until the underlying investments are reduced to zero.

  Income Taxes

     We have provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of March 31, 2003, we have recorded a net deferred tax asset of $3 million, classified in “Other assets,” which consists primarily of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

     At March 31, 2003, we had net operating loss carryforwards of approximately $2.5 billion related to U.S. federal, state and foreign jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 and other limitations under state and foreign tax laws. Additionally, approximately $180 million of capital loss carryforwards begins to expire in 2005. Approximately $1.2 billion of our net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

  Net Loss

     Net loss was $10 million and $23 million for the three months ended March 31, 2003 and 2002, respectively. Year over year improvements during the first quarter of 2003 result from a variety of factors, including improvements in consolidated segment operating income, partially offset by stock-based compensation charges primarily associated with variable accounting treatment of certain stock awards and by losses arising from the remeasurement of our 6.875% PEACS’s principal from Euros to U.S. Dollars.

     Although we reported improvement in our net loss relative to the prior year comparable period, we believe this improvement is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the stock-based compensation charges or credits associated with variable accounting treatment on certain stock awards that result from fluctuations in our stock price and the gain or loss associated with the remeasurement of our 6.875% PEACS that results from fluctuations in foreign exchange rates. These items represented significant charges during the first quarter of 2003 and may result in significant charges or credits in future periods.

Liquidity and Capital Resources

     Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash and cash equivalents balance was $496 million and $738 million, and our marketable securities balance was $587 million and $563 million at March 31, 2003 and December 31, 2002, respectively. Combined cash, cash equivalents and marketable securities were $1.08 billion and $1.30 billion at March 31, 2003 and December 31, 2002, respectively. In the second quarter of 2003, our cash, cash equivalents and marketable securities balance will be impacted by the redemption of all of the remaining 10% Senior Discount Notes for redemption payments totaling $277 million plus accrued interest.

     We have pledged a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a majority of which relates to property leases; the Euro Currency Swap; and some of our real estate lease agreements. The amount of marketable securities we are required to pledge pursuant to the Euro Currency Swap fluctuates with the fair market value of the obligation. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap(1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	(1,389)	(15,095)	—	(16,484)

Balance at March 31, 2003	$56,505	$8,000	$40,079	$104,584

(1)	The Euro Currency Swap is subject to a minimum collateral requirement of $8 million.

     As of March 31, 2003, our principal commitments consisted of long-term indebtedness totaling $2.30 billion related primarily to our 6.875% PEACS, 4.75% Convertible Subordinated Notes and 10% Senior Discount Notes; trade payables of $394 million; and accrued expenses and other liabilities of $234 million, which includes current restructuring-related obligations of $12 million. In April 2003, we announced the redemption of our 10% Senior Discount Notes in the second quarter of 2003 pursuant to the underlying indenture for redemption payments totaling $277 million plus accrued interest. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments through 2010 in the aggregate of $869 million, which will be reduced to $739 million following the redemption of our 10% Senior Discount Notes, and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $349 million and $6 million, respectively.

     The following are our contractual commitments associated with our operational restructuring, indebtedness, lease obligations and marketing agreements (in thousands):

	Nine Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$9,296	$11,681	$4,508	$3,013	$3,092	$8,019	$39,609
Other	78	1,000	301	—	—	—	1,379

Restructuring-related commitments	9,374	12,681	4,809	3,013	3,092	8,019	40,988
Other commitments:
Debt principal and other(1)	3,765	2,004	74	—	—	2,266,643	2,272,486
Debt interest(1)	42,885	140,210	140,210	140,210	140,210	265,571	869,296
Capital leases	5,093	1,063	321	—	—	—	6,477
Operating leases	40,542	46,204	39,885	39,882	39,143	143,340	348,996
Marketing agreements	6,274	—	—	—	—	—	6,274

Other commitments	98,559	189,481	180,490	180,092	179,353	2,675,554	3,503,529

	$107,933	$202,162	$185,299	$183,105	$182,445	$2,683,573	$3,544,517

(1)	Principal and interest payments due under our 6.875% PEACS, excluding those payments with a fixed exchange ratio under the Euro Currency Swap, will fluctuate based on the Euro/U.S. Dollar exchange ratio.

     Restructuring-related lease obligations are as follows (in thousands):

	Nine Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$10,612	$15,150	$11,164	$10,021	$10,078	$29,663	$86,688
Estimated sublease income(1)	(1,316)	(3,469)	(6,656)	(7,008)	(6,986)	(21,644)	(47,079)

	$9,296	$11,681	$4,508	$3,013	$3,092	$8,019	$39,609

(1)	At March 31, 2003, we had sublease agreements covering $10 million in future payments.

     Net cash used in operating activities was $252 million and $241 million for the three months ended March 31, 2003 and 2002, respectively. The seasonal nature our business in relation to the holiday shopping season, together with the payment terms we have arranged with our vendors, generally results in settlement of our holiday season obligations during the first quarter of the following year. This seasonal effect results in net cash outflows from our operations during the first calendar quarter of each year. Additional factors affecting operating cash flows include the timing of inventory purchases, including purchases to obtain additional vendor discounts offered, and other working capital management decisions, as well as the sales and returns pace at the end of each reporting period.

     Net cash used in investing activities was $30 million and $3 million for the three months ended March 31, 2003 and 2002, respectively. The primary activities affecting these cash flows are investment management activities (purchases and sales of marketable securities), and investments in fixed assets. During the three months ended March 31, 2003, net purchases of marketable securities were $24 million and purchases of fixed assets, including internal-use software costs, were $6 million. In the prior year period, sales and maturities of marketable securities exceeded purchases by $2 million and purchases of fixed assets, including internal-use software costs, were $5 million.

     Cash provided by financing activities was $35 million and $3 million during the three months ended March 31, 2003 and 2002, respectively. The primary activities affecting these cash flows are cash proceeds from exercises of stock options and repayment of capital lease obligations. During the three months ended March 31, 2003 and 2002, cash proceeds from exercises of stock options were $39 million and $7 million, respectively, and repayments of capital lease obligations were $3 million and $5 million, respectively. We expect cash proceeds from exercises of stock options to decline over time as we plan to issue restricted stock units as our primary vehicle for employee stock-based awards.

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

  We Have an Accumulated Deficit and May Incur Additional Losses

     We have incurred significant losses since we began doing business. As of March 31, 2003, we had an accumulated deficit of $3.02 billion and our stockholders’ equity was a deficit of $1.29 billion. We have incurred substantial operating losses since our inception, and we may continue to incur such losses for the foreseeable future.

  We Have Significant Indebtedness

     As of March 31, 2003, we had total long-term indebtedness under our 10% Senior Discount Notes, convertible notes, capitalized-lease obligations and other asset financings of $2.30 billion ($262 million of this indebtedness related to our 10% Senior Discount Notes, which we announced that we will redeem in the second quarter of 2003 for redemption payments totaling $277 million plus accrued interest). We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our Investments and the Consideration We Receive under Certain Commercial Agreements May Subject Us to a Number of Risks

     In the past, we have entered into commercial agreements with other companies, including strategic alliances where we perform certain e-commerce services, and in exchange for our services we received cash, equity securities of these companies, and/or additional benefits, such as Web site traffic. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales made by the other company. In some cases, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. We may make similar investments in the future. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

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

     Our investments in equity securities are included in “Marketable securities” and “Other equity investments” on our balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of other of these investments have experienced an other-than-temporary decline. As of March 31, 2003, our recorded basis in equity securities was $18 million, including $4 million classified as “Marketable securities” and $13 million classified as “Other equity investments.” Our basis in equity-method investments was reduced to zero as of March 31, 2003.

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

     Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in and increase the cost of product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

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

     In addition, 6.875% PEACS are denominated in Euros, not U.S. Dollars. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/U.S. Dollar exchange ratio, we will record non-cash gains or losses in “Remeasurement of 6.875% PEACS and other” on our statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, if the U.S. Dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

     Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer resulted in variable accounting treatment for certain of our stock options. Additionally, all options granted on or after January 1, 2003 are subject to variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock. In late 2002, we implemented a restricted stock unit plan, which will be our primary vehicle for employee stock-based compensation going forward. Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock, which will be recognized as compensation expense ratably over the corresponding employee service term.

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

     Various countries are currently evaluating their VAT positions on e-commerce transactions. Recently, for example, the European Union (“EU”) enacted a directive requiring that businesses in non-EU countries selling digital products and services to EU resident consumers collect and remit VAT in the country of the consumer’s residence. This directive will become effective on July 1, 2003, and will result in additional VAT collection obligations and administrative burdens and may decrease our future sales to customers in the EU. Future VAT legislation or changes to our business model may have similar impacts.

  We Source a Significant Portion of Our Inventory from a Few Vendors

     Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. During the three months ended March 31, 2003, we purchased over 10% of all inventory purchases from a single vendor, Ingram Book Group. No other vendors account for over 10%. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

  We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

     Some of our products, such as toys, tools, hardware, computers, cell phones, kitchen and housewares and other products, may expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also may sell products that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

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

     Information relating to quantitative and qualitative disclosure about market risk is set forth below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

     At March 31, 2003, we had long-term debt of $2.30 billion primarily associated with our 6.875% PEACS, 4.75% Convertible Subordinated Notes and 10% Senior Discount Notes, which are due in 2010, 2009 and 2008, respectively ($262 million of this indebtedness related to our 10% Senior Discount Notes, which we announced that we will redeem in the second quarter of 2003 for redemption payments totaling $277 million plus accrued interest). Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of interest payments, principal payments, or a combination thereof. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $662 million and $531 million at March 31, 2003 and December 31, 2002, respectively, the fair value of the 4.75% Convertible Subordinated Notes was $1.053 billion and $925 million at March 31, 2003 and December 31, 2002, respectively, and the fair value of the outstanding 10% Senior Discount Notes was $270 million and $263 million as of March 31, 2003 and December 31, 2002, respectively.

  Foreign Exchange Risk

     During the three months ended March 31, 2003, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr and www.amazon.co.jp) accounted for 35% of our consolidated revenues. Net sales and related expenses generated from these Web sites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding Web sites. The functional currency of our subsidiaries that either operate or support these Web sites is the same as the corresponding local currency. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally focused Web sites are exposed to foreign exchange fluctuations as the financial results of these subsidiaries are translated into U.S. Dollars at average rates prevailing during the year upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During the three months ended March 31, 2003, International segment revenues improved $50 million and overall results from operations improved $4 million in comparison with the same period in the prior year due to fluctuations in foreign exchange rates.

     At March 31, 2003, we were also exposed to foreign exchange risk related to Euro-denominated cash equivalents and marketable securities (“Euro Investments”), as well as our 6.875% PEACS. As of March 31, 2003 the Euro Investments, classified as available-for-sale, had a balance of $39 million Euros ($43 million, based on the exchange rate as of March 31, 2003). Our 6.875% PEACS have an outstanding principal balance of 690 million Euros ($753 million, based on the exchange rate as of March 31, 2003), of which 75 million Euros principal is hedged. Based on the outstanding Euro Investment balance at March 31, 2003, an assumed 5%, 10% and 20% strengthening of the U.S. Dollar in relation to the Euro would result in a corresponding decline in the total fair value of such investments of approximately $2 million, $4 million and $9 million, respectively. Based on the outstanding (unhedged) 6.875% PEACS’ principal balance of 615 million Euros at March 31, 2003, an assumed 5%, 10% and 20% weakening of the U.S. Dollar in relation to the Euro would result in corresponding currency losses of approximately $34 million, $67 million and $134 million, respectively, recorded to “Remeasurement of 6.875% PEACS and other.”

     We hedge the foreign exchange risk on our 6.875% PEACS’ principal of 75 million Euros and a portion of the interest payments using the Euro Currency Swap. Under the agreement, we agreed to pay at inception and receive upon maturity 75 million Euros in exchange for receiving at inception and paying at maturity $67 million. In addition, we agreed to receive in February of each year 27 million Euros corresponding with interest payments on 390 million Euros of the 6.875% PEACS and, simultaneously, to pay $32 million. This agreement is cancelable, in whole or in part, at our option at no cost on or after February 20, 2003 if our common stock price (converted into Euros) is greater than or equal to 84.883 Euros, the minimum conversion price of the 6.875% PEACS. We account for the Euro Currency Swap as a cash flow hedge of the risk of exchange rate fluctuations on the debt principal and interest. Gains and losses on the Euro Currency Swap are initially recorded in “Accumulated other comprehensive income (loss)” on our balance sheets and recognized in “Remeasurement of 6.875% PEACS and other” on our statements of operations upon the recognition of the corresponding currency losses and gains on the remeasurement of the 6.875% PEACS.

  Investment Risk

     As of March 31, 2003, our recorded basis in equity securities was $18 million, including $4 million classified as “Marketable securities” and $13 million classified as “Other equity investments.” We invest in the stock and/or warrants of both private and public companies, including companies with which we have formed commercial relationships, primarily for strategic purposes. At March 31, 2003, we held investments in publicly-traded and privately held companies with a recorded basis of $9 million and $8 million, respectively. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2002, we recorded impairment losses totaling $8 million to write-down several of our equity securities to fair value. No such impairments were necessary during the three months ended March 31, 2003. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2003 of $58 million (recorded basis of $9 million), an assumed 15%, 30% and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $9 million, $17 million and $29 million, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On April 12, 2001, we received a request from the Securities and Exchange Commission (“SEC”) staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by our Chairman and Chief Executive Officer, Jeffrey Bezos, on February 2 and 5, 2001. We have cooperated fully with the SEC staff’s inquiry.

     A number of purported class action complaints were filed by holders of the our equity and debt securities against us, our directors and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that we, together with certain of our officers and directors and certain third-parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

     On August 28, 2002, the Trustee for the Creditors’ Trust for Living.com instituted an adversary proceeding against one of our subsidiaries in the United States Bankruptcy Court for the Western District of Texas. The plaintiff alleges that Living.com’s creditors are entitled to a contractual recovery of approximately $58 million in fees that Living.com had previously paid in 2000 primarily by issuing Living.com stock to us. On April 1, 2003, the Court granted our Motion for Summary Judgment and issued a judgment dismissing all claims brought against us in the proceeding with prejudice. We will defend ourselves vigorously against any appeal that the plaintiff may take from this judgment.

     On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys' fees, costs and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest and declaratory relief. We dispute the plaintiff’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

     On or about March 27, 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys' fees, civil penalties of up to $10,000 per violation, and treble damages under the state’s False Claims Act. Furthermore, we are aware that the private litigant in this case has filed similar actions against other retailers in other states, and it is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to internet sales and intend to vigorously defend ourselves in these matters.

     Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position or cash flows in a particular period.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. We currently are not aware of any such legal proceedings or claims that we believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2. Changes in Securities and Use of Proceeds

     On February 8, 2003, in connection with the exercise of a warrant assumed in an acquisition, we issued 8,939 shares of our common stock at a per share exercise price of $6.1588 to De Anza Properties in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

12.1	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

     On January 27, 2002, we filed a Form 8-K announcing our fourth quarter 2002 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

By:	/S/ THOMAS J. SZKUTAK Thomas J. Szkutak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 24, 2003

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

Date: April 24, 2003	/S/ JEFFREY P. BEZOS Jeffrey P. Bezos Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Thomas J. Szkutak, certify that:

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

Date: April 24, 2003	/S/ THOMAS J. SZKUTAK Thomas J. Szkutak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

12.1	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.