Form 10-Q
period 2003-06-30
AMAZON COM INC
filed 2003-07-24
CIK 1018724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

396,987,619 shares of common stock, par value $0.01 per share outstanding, as of July 15, 2003

AMAZON.COM, INC.

FORM 10-Q
For the Three Months Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$641,728	$738,254
Marketable securities	347,044	562,715
Inventories	178,107	202,425
Accounts receivable, net and other current assets	84,375	112,282

Total current assets	1,251,254	1,615,676
Fixed assets, net	221,674	239,398
Goodwill, net	70,811	70,811
Other intangibles, net	1,635	3,460
Other equity investments	12,764	15,442
Other assets	38,716	45,662

Total assets	$1,596,854	$1,990,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$445,098	$618,128
Accrued expenses and other current liabilities	232,231	314,935
Unearned revenue	38,733	47,916
Interest payable	45,179	71,661
Current portion of long-term debt and other	8,143	13,318

Total current liabilities	769,384	1,065,958
Long-term debt and other	2,074,306	2,277,305
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — 396,730 and 387,906 shares	3,967	3,879
Additional paid-in capital	1,790,835	1,649,946
Deferred stock-based compensation	(4,201)	(6,591)
Accumulated other comprehensive income	25,708	9,662
Accumulated deficit	(3,063,145)	(3,009,710)

Total stockholders’ deficit	(1,246,836)	(1,352,814)

Total liabilities and stockholders’ deficit	$1,596,854	$1,990,449

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$1,099,912	$805,605	$2,183,471	$1,653,027
Cost of sales	825,984	587,438	1,638,961	1,211,735

Gross profit	273,928	218,167	544,510	441,292
Operating expenses:
Fulfillment	107,455	85,751	211,160	175,566
Marketing	25,326	28,832	53,553	61,076
Technology and content	52,135	58,165	102,223	113,662
General and administrative	21,823	19,425	42,925	40,336
Stock-based compensation (1)	24,453	23,148	51,776	34,079
Amortization of other intangibles	913	1,374	1,825	3,353
Restructuring-related and other	—	—	—	9,974

Total operating expenses	232,105	216,695	463,462	438,046

Income from operations	41,823	1,472	81,048	3,246
Interest income	5,761	5,650	12,301	11,302
Interest expense	(34,367)	(35,651)	(70,878)	(70,895)
Other income (expense), net	3,685	(402)	6,544	(307)
Remeasurement of 6.875% PEACS and other	(60,216)	(63,454)	(82,014)	(57,938)

Total non-operating expenses, net	(85,137)	(93,857)	(134,047)	(117,838)

Loss before equity in losses of equity-method investees	(43,314)	(92,385)	(52,999)	(114,592)
Equity in losses of equity-method investees, net	—	(1,168)	(436)	(2,912)

Loss before change in accounting principle	(43,314)	(93,553)	(53,435)	(117,504)
Cumulative effect of change in accounting principle	—	—	—	801

Net loss	$(43,314)	$(93,553)	$(53,435)	$(116,703)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.11)	$(0.25)	$(0.14)	$(0.31)
Cumulative effect of change in accounting principle	—	—	—	—

	$(0.11)	$(0.25)	$(0.14)	$(0.31)

Weighted average shares used in computation of loss per share:
Basic and diluted	393,876	376,937	391,223	374,995

(1) Components of stock-based compensation:
Fulfillment	$4,862	$3,839	$11,847	$5,610
Marketing	1,606	1,430	2,585	2,304
Technology and content	13,578	12,245	27,794	18,070
General and administrative	4,407	5,634	9,550	8,095

	$24,453	$23,148	$51,776	$34,079

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$495,773	$296,689	$738,254	$540,282
OPERATING ACTIVITIES:
Net loss	(43,314)	(93,553)	(53,435)	(116,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	19,003	20,970	38,753	41,910
Stock-based compensation	24,453	23,148	51,776	34,079
Equity in losses of equity-method investees, net	—	1,168	436	2,912
Amortization of other intangibles	913	1,374	1,825	3,353
Gain on sale of marketable securities, net	(5,272)	(437)	(9,252)	(813)
Remeasurement of 6.875% PEACS and other	60,216	63,454	82,014	57,938
Non-cash interest expense and other	3,532	7,464	11,409	14,525
Cumulative effect of change in accounting principle	—	—	—	(801)
Changes in operating assets and liabilities:
Inventories	(2,479)	16,420	28,146	21,094
Accounts receivable, net and other current assets	5,914	(13,430)	33,147	(16,750)
Accounts payable	45,486	(27,418)	(181,119)	(155,704)
Accrued expenses and other current liabilities	(7,138)	(12,489)	(94,203)	(78,350)
Additions to unearned revenue	25,752	20,688	48,720	49,404
Amortization of previously unearned revenue	(29,998)	(30,921)	(57,903)	(68,254)
Interest payable	28,956	28,199	(26,072)	(24,236)

Net cash provided by (used in) operating activities	126,024	4,637	(125,758)	(236,396)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	350,068	213,336	559,023	349,911
Purchases of marketable securities	(109,259)	(299,877)	(342,314)	(434,104)
Purchases of fixed assets, including internal-use software and Website development	(7,141)	(7,440)	(13,535)	(12,294)

Net cash provided by (used in) investing activities	233,668	(93,981)	203,174	(96,487)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	53,042	42,866	91,597	50,275
Repayment of long-term debt	(277,249)	—	(277,249)	—
Repayment of capital lease obligations and other	(3,669)	(3,432)	(6,890)	(7,995)

Net cash provided by (used in) financing activities	(227,876)	39,434	(192,542)	42,280

Foreign-currency effect on cash and cash equivalents	14,139	23,659	18,600	20,759

Net increase (decrease) in cash and cash equivalents	145,955	(26,251)	(96,526)	(269,844)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$641,728	$270,438	$641,728	$270,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$415	$1,211	$1,076	$2,135
Cash paid for interest	2,601	566	86,816	81,049

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Accounting Policies

     Unaudited Interim Financial Information

          We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Amazon.com,” the “Company,” “we,” “our” and similar terms include Amazon.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Principles of Consolidation

          The consolidated financial statements include the accounts of Amazon.com and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Use of Estimates

          The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, restructuring-related liabilities, incentive discount offers, valuation of investments, taxes, and contingencies. Actual results could differ materially from those estimates.

     Loss per Share

          The number of shares used to calculate loss per share for the three and six months ended June 30, 2003 and 2002 was reduced by 1 million shares in each period. Such reductions reflect the weighted average number of outstanding shares subject to repurchase or forfeiture for the corresponding periods. The effect of outstanding stock awards is antidilutive and, accordingly, is excluded from the calculation of diluted loss per share.

     Accounting Changes — Inventory Costing

          Effective January 1, 2002, we prospectively changed our inventory costing method to the first-in first-out (“FIFO”) method of accounting. We determined this change to be preferable under GAAP since, among other reasons, it facilitates our record keeping process, significantly improves our ability to provide cost-efficient fulfillment services to third-party companies as part of our services offering and results in increased consistency with others in our industry. We received a letter of preferability for this change in inventory costing from our independent auditors.

     Vendor Agreements

          We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products, and therefore, we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or, if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in selling the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our statements of operations.

          Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold. Our accounting treatment is consistent with the conclusions reached in Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

     Goodwill and Other Intangibles

          Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first half of 2003.

          Other intangibles consist of the following (in thousands):

	June 30, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Contract-based	$16,584	$(15,818)	$766	$16,584	$(14,414)	$2,170
Marketing-related	5,617	(5,168)	449	5,617	(5,010)	607
Technology-based	4,386	(4,345)	41	4,386	(4,331)	55
Customer-related	2,021	(1,642)	379	2,021	(1,393)	628

Total	$28,608	$(26,973)	$1,635	$28,608	$(25,148)	$3,460

          The net carrying amount of intangible assets at June 30, 2003 is scheduled to be fully amortized by the end of 2004. Amortization expense for remaining intangible assets at June 30, 2003 is estimated to be $1 million for the remainder of 2003 and less than $1 million in 2004.

     Revenue

          Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.

          Amounts billed to customers for outbound shipping charges are included in “Net sales” and were $80 million and $81 million for the three months ended June 30, 2003 and 2002, and $158 million and $171 million for the six months ended June 30, 2003 and 2002.

     Stock-Based Compensation

          We generally have three categories of stock-based awards: restricted stock units, restricted stock, and stock options. We account for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent stock awards have been subject to an exchange offer, other modifications, or performance criteria, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of our common stock and vesting schedules of underlying awards.

          We grant restricted stock units as our primary form of stock-based compensation; however, in certain of our foreign jurisdictions, we continue to grant stock options. Stock options granted after December 31, 2002 are subject to variable accounting treatment. Unless subject to variable accounting treatment, restricted stock units and restricted stock are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense over the corresponding service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

          We record the employer portion of payroll tax expense resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.” Stock-based compensation includes matching contributions under our 401(k) program.

          Stock-based compensation consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock awards — variable accounting	$14,747	$22,028	$35,722	$31,527
Fixed accounting (1):
Restricted stock units	7,993	—	13,169	—
Restricted stock (2)	1,713	1,120	2,885	2,552

Total stock-based compensation	$24,453	$23,148	$51,776	$34,079

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.
(2)	Includes expense associated with matching contributions under our 401(k) savings plan.

          We granted stock awards representing 1.6 million and 0.8 million shares of common stock during the three months ended June 30, 2003 and 2002, and 1.8 million and 1.7 million shares of common stock during the six months ended June 30, 2003 and 2002. These awards generally vest over service periods of between three and six years. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 433 million at June 30, 2003, an increase of 1% compared with June 30, 2002.

           The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss - as reported	$(43,314)	$(93,553)	$(53,435)	$(116,703)
Add: Stock-based compensation, as reported	24,453	23,148	51,776	34,079
Deduct: Total stock-based compensation determined under fair value based method for all awards	(22,608)	(33,403)	(50,075)	(89,986)

Net loss – SFAS No. 123 adjusted	$(41,469)	$(103,808)	$(51,734)	$(172,610)

Basic and diluted loss per share — as reported	$(0.11)	$(0.25)	$(0.14)	$(0.31)
Basic and diluted loss per share — SFAS No. 123 adjusted	$(0.11)	$(0.28)	$(0.13)	$(0.46)

The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Average risk-free interest rates	2.2%	3.7%	2.4%	3.4%
Average expected life (in years)	3.3	3.3	3.3	3.3
Volatility	76.3%	86.2%	76.3%	86.2%

          The weighted average fair value of stock awards (including restricted stock units) per share was $26.46 and $16.67 for awards granted during the three months ended June 30, 2003 and 2002, and $25.78 and $15.34 for awards granted during the six months ended June 30, 2003 and 2002.

          Outstanding stock awards were as follows (in thousands):

	June 30,

	2003	2002

Stock options (1) (2)	31,923	49,824
Restricted stock units (3)	4,454	20
Restricted stock (4)	831	1,154

Total outstanding stock awards	37,208	50,998

(1)	The weighted average exercise price was $12.31 and $11.36 at June 30, 2003 and 2002.

(2)	Includes 1.4 million options subject to variable accounting, 369,000 of which were granted under the January 2001 exchange offer and are scheduled to expire in the third quarter of 2003. Stock options granted after December 31, 2002 are subject to variable accounting treatment.

(3)	Includes 330,000 and 20,000 restricted stock units subject to variable accounting treatment at June 30, 2003 and 2002.

(4)	Included in outstanding common stock.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

          Our cash and marketable securities are summarized as follows (at fair value, in thousands):

	June 30,	December 31,
	2003	2002

Cash	$227,767	$302,964
Commercial paper and short-term securities	413,961	435,290

Cash and cash equivalents	641,728	738,254
Certificates of deposit	24,765	22,326
Commercial paper and short-term securities	111	2,073
Corporate notes and bonds	34,626	42,941
Asset-backed and agency securities	99,307	316,715
U.S. Treasury notes and bonds	184,659	174,726
Equity securities	3,576	3,934

Marketable securities	347,044	562,715

Total cash, cash equivalents, and marketable securities	$988,772	$1,300,969

We have pledged a portion of our marketable securities. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	June 30,	December 31,
	2003	2002

4.75% Convertible Subordinated Notes due February 2009 (1)	$1,249,807	$1,249,807
6.875% PEACS due February 2010 (4)	792,362	724,500
10% Senior Discount Notes due May 2008 (3)	—	255,597
Long-term restructuring liabilities (see Note 6)	25,265	31,614
Euro Currency Swap (2)	—	12,159
Capital lease obligations	3,935	8,491
Other long-term debt	11,080	8,456

	2,082,449	2,290,624
Less current portion of capital lease obligations	(3,292)	(7,506)
Less current portion of other long-term debt	(4,851)	(5,813)

Total long-term debt and other	$2,074,306	$2,277,305

(1)	The 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”) are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Currently, we have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal of $1.25 billion and a premium of 2.85% of the principal, which decreases to par over time, plus any accrued and unpaid interest.

(2)	During the second quarter of 2003, we terminated our cross-currency swap agreement (“Euro Currency Swap”) that previously hedged a portion of principal and interest payments on our 6.875% PEACS. See “Note 8 — Remeasurement of 6.875% PEACS and other.”

(3)	On May 28, 2003, we redeemed our 10% Senior Discounts Notes due 2008 (“10% Senior Discount Notes”) for $277 million, consisting of principal repayment of $264 million and a 5% premium of $13 million. We recorded a charge of $15 million to

“Remeasurement of 6.875% PEACS and other” representing the 5% premium and $2 million of remaining deferred issuance charges. Additionally, we paid $2 million to holders of our 10% Senior Discount Notes for interest accrued between May 1, 2003 and May 28, 2003. The interest payment was recorded to “Interest expense” on the consolidated statements of operations.

(4)	The 6.875% PEACS due February 2010 (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of 84.883 Euros per share. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal of 690 million Euros, plus any accrued and unpaid interest. No premium payment is required for early redemption.

Note 4 — Commitments and Contingencies

     Commitments

          We currently lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $13 million and $16 million for the three months ended June 30, 2003 and 2002, and $26 million and $31 million for the six months ended June 30, 2003 and 2002.

          The following are our contractual commitments associated with our indebtedness, lease obligations, marketing agreements, and operational restructuring (in thousands):

	Six Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Operating and capital commitments:
Debt principal and other (1)	$2,677	$2,004	$74	$—	$—	$2,042,167	$2,046,922
Debt interest (1)	29,683	113,841	113,841	113,841	113,841	252,473	737,520
Capital leases	3,232	1,038	345	—	—	—	4,615
Operating leases	26,709	47,151	40,851	40,570	39,543	144,109	338,933
Marketing agreements	5,145	667	—	—	—	—	5,812

Operating and capital commitments	67,446	164,701	155,111	154,411	153,384	2,438,749	3,133,802

Restructuring-related commitments:
Operating leases, net of estimated sublease Income	5,582	11,389	4,391	3,013	3,092	8,019	35,486
Other	55	1,001	300	—	—	—	1,356

Restructuring-related commitments	5,637	12,390	4,691	3,013	3,092	8,019	36,842

Total commitments	$73,083	$177,091	$159,802	$157,424	$156,476	$2,446,768	$3,170,644

(1)	Principal and interest payments due under our 6.875% PEACS will fluctuate based on the Euro/U.S. Dollar exchange ratio.

          See “Note 6 – Restructuring-Related and Other” for additional information on restructuring-related lease obligations.

     Pledged Securities

          We have pledged a portion of our marketable securities as collateral for stand-by letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The change in the total amount of collateral pledged under these agreements is as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap (1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	6,241	(23,095)	—	(16,854)

Balance at June 30, 2003	$64,135	$—	$40,079	$104,214

(1)	Due to the termination of the Euro Currency Swap, collateral previously pledged under this agreement is no longer subject to restrictions. See “Note 8 – Remeasurement of 6.875% PEACS and Other.”

     Legal Proceedings

          On April 12, 2001, we received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by our Chairman and Chief Executive Officer, Jeffrey P. Bezos, on February 2 and 5, 2001. We have cooperated fully with the SEC staff’s inquiry.

          A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that we, together with certain of our officers and directors and certain third parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

          On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. We dispute the plaintiff’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

          In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under Tennessee’s False Claims Act. In July 2003, we received a similar complaint filed in Cook County District Court, Nevada, by the same private litigant alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Nevada. We are aware that the private litigant in this case has filed similar actions against other retailers in other states, and it is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

          On July 17, 2003, Pinpoint Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The complaint alleges that our personalization technology infringes several patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees against all defendants. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

          Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

Note 5 — Comprehensive Loss

          Comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Loss	$(43,314)	$(93,553)	$(53,435)	$(116,703)
Foreign currency translation gains, net	11,616	9,624	13,363	8,423
Net unrealized gains (losses) on available-for-sale securities	(2,449)	16,221	(7,355)	10,849
Net activity of Euro Currency Swap	(1,114)	5,182	10,038	9,202

Other comprehensive income	8,053	31,027	16,046	28,474

Comprehensive loss	$(35,261)	$(62,526)	$(37,389)	$(88,229)

          Activity in other comprehensive income relating to the Euro Currency Swap for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Remeasurement of Euro Currency Swap to fair value	$615	$13,814	$14,842	$17,099
Reclassification of gains to offset currency gains and losses on hedged portion of 6.875% PEACS	(2,006)	(8,632)	(5,081)	(7,897)
Amortization of net unrealized losses	277	—	277	—

Net activity of Euro Currency Swap	$(1,114)	$5,182	$10,038	$9,202

          At June 30, 2003, the balance of the cumulative losses, included in “Accumulated other comprehensive income (loss),” on our consolidated balance sheets was $14 million. In accordance with SFAS No. 133, resulting from the termination of our Euro Currency Swap, future reclassifications of cumulative losses on the Euro Currency Swap from “Accumulated other comprehensive income” to “Remeasurement of 6.875% PEACS and other” will be recorded using the effective interest method over the remaining life of the 6.875% PEACS.

Note 6 — Restructuring-Related and Other

          As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. Restructuring-related and other expenses were $10 million for the six months ended June 30, 2002 associated with the revisions of our January 2001 restructuring estimates for ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia. No similar expenses were incurred during the three months or six months ended June 30, 2003.

          Restructuring-related charges were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Continuing lease obligations	$—	$—	$—	$9,078
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	—	—	896

	$—	$—	$—	$9,974

          At June 30, 2003, the accrued liability associated with restructuring-related and other charges was $37 million and consisted of the following (in thousands):

	Balance at		Balance at
	December 31,		June 30,	Due Within	Due After
	2002	Payments (1)	2003	12 Months (2)	12 Months (2)

Lease obligations, net of estimated sublease income	$51,216	$(15,730)	$35,486	$11,171	$24,315
Broker commissions, professional fees and other miscellaneous restructuring costs	5,625	(4,269)	1,356	406	950

Total restructuring-related liability	$56,841	$(19,999)	$36,842	$11,577	$25,265

(1)	In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility.

(2)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

          Restructuring-related lease obligations are as follows (in thousands):

	Six Months
	Ended
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$6,652	$15,099	$11,164	$10,021	$10,078	$29,664	$82,678
Estimated sublease income (1)	(1,070)	(3,710)	(6,773)	(7,008)	(6,986)	(21,645)	(47,192)

Estimated net lease obligations	$5,582	$11,389	$4,391	$3,013	$3,092	$8,019	$35,486

(1)	At June 30, 2003, we had sublease agreements covering $10 million in future payments.

Note 7 — Other Income (Expense), Net

          Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gain on sales of marketable securities, net	$5,272	$437	$9,252	$813
Foreign-currency transaction losses, net	(124)	(355)	(168)	(51)
Miscellaneous state, foreign and other taxes	(1,765)	(256)	(2,698)	(343)
Other miscellaneous gains (losses), net	302	(228)	158	(726)

Total other income (expense), net	$3,685	$(402)	$6,544	$(307)

Note 8 — Remeasurement of 6.875% PEACS and Other

          Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Foreign-currency losses on remeasurement of 6.875% PEACS	$(37,566)	$(70,787)	$(62,780)	$(64,760)
Gain on sales of Euro-denominated investments, net	2,262	2,620	5,827	2,227
Gain on sales of equity investments, net	—	10,103	—	10,103
Loss on redemption of 10% Senior Discount Notes	(15,176)	—	(15,176)	—
Loss on termination of Euro Currency Swap	(6,157)	—	(6,157)	—
Other-than-temporary impairments and other	(3,579)	(5,390)	(3,728)	(5,508)

Total remeasurement of 6.875% PEACS and other	$(60,216)	$(63,454)	$(82,014)	$(57,938)

     At June 30, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $14 million. During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurement of 6.875% PEACS and other” representing the remaining basis in our swap asset. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, reclassifications of this accumulated loss will be recorded to “Remeasurement of 6.875% PEACS and other” over the life of the 6.875% PEACS. If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurement of 6.875% PEACS and other.”

Note 9 — Employee Benefit Plan

          We have a 401(k) savings plan covering substantially all of our employees, and eligible employees may contribute through payroll deductions. Beginning in April 2003, we began matching a portion of employee contributions using our common stock. During the three months ended June 30, 2003, we issued 15,000 shares of common stock in connection with matching contributions for the 401(k) savings plan.

Note 10 — Segment Information

          We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third-party sellers on our Websites as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with the primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

          We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes stock-based compensation, amortization of other intangibles, and restructuring-related and other charges, each of which are not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments.

     North America

          The North America segment consists of amounts earned from retail sales of consumer products through www.amazon.com and www.amazon.ca (including from third-party sellers), from North America focused Syndicated Stores and mail-order catalogs, and from non-retail activities such as North America focused Merchant.com, marketing, and promotional agreements.

     International

          The International segment consists of amounts earned from retail sales of consumer products through www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores and from non-retail activities such as internationally focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

          Information on reportable segments and reconciliation to consolidated net loss is as follows (in thousands):

Three Months Ended June 30, 2003:

	North
	America	International	Consolidated

Net sales	$702,523	$397,389	$1,099,912
Cost of sales	512,466	313,518	825,984

Gross profit	190,057	83,871	273,928
Direct segment operating expenses	135,459	71,280	206,739

Segment operating income	54,598	12,591	67,189
Stock-based compensation			24,453
Amortization of other intangibles			913

Income from operations			41,823
Total non-operating expenses, net			(85,137)

Net loss			$(43,314)

Three Months Ended June 30, 2002:

	North
	America	International	Consolidated

Net sales	$586,479	$219,126	$805,605
Cost of sales	416,350	171,088	587,438

Gross profit	170,129	48,038	218,167
Direct segment operating expenses	134,468	57,705	192,173

Segment operating income (loss)	35,661	(9,667)	25,994
Stock-based compensation			23,148
Amortization of other intangibles			1,374

Income from operations			1,472
Total non-operating expenses, net			(93,857)
Equity in losses of equity-method investees, net			(1,168)

Net loss			$(93,553)

Six Months Ended June 30, 2003:

	North
	America	International	Consolidated

Net sales	$1,407,235	$776,236	$2,183,471
Cost of sales	1,030,346	608,615	1,638,961

Gross profit	376,889	167,621	544,510
Direct segment operating expenses	270,630	139,231	409,861

Segment operating income	106,259	28,390	134,649
Stock-based compensation			51,776
Amortization of other intangibles			1,825

Income from operations			81,048
Total non-operating expenses, net			(134,047)
Equity in losses of equity-method investees, net			(436)

Net loss			$(53,435)

Six Months Ended June 30, 2002:

	North
	America	International	Consolidated

Net sales	$1,207,782	$445,245	$1,653,027
Cost of sales	864,131	347,604	1,211,735

Gross profit	343,651	97,641	441,292
Direct segment operating expenses	272,564	118,076	390,640

Segment operating income (loss)	71,087	(20,435)	50,652
Stock-based compensation			34,079
Amortization of other intangibles			3,353
Restructuring-related and other charges			9,974

Income from operations			3,246
Total non-operating expenses, net			(117,838)
Equity in losses of equity-method investees, net			(2,912)
Cumulative effect of change in accounting principle			801

Net loss			$(116,703)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general and of the Internet and online commerce, customer spending patterns, world events, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Results of Operations

Critical Accounting Judgments

          The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see “Note 1— Accounting Policies,” in Item 1 of Part I, “Financial Statements,” of this Quarterly Report on Form 10-Q and “Note 1— Description of Business and Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Significant Accounting Policies

     Inventories

          Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value. This requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value.

     Revenue Recognition

          We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

          We evaluate the criteria of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

          Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.

          We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Net sales.”

          Commissions and per-unit fees received from third-party sellers and amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

          We earn revenues from business-to-business commercial agreements, including providing our technology services such as search, browse and personalization; permitting other businesses and individuals to offer products or services through our Websites; and powering third-party Websites, either with or without providing accompanying fulfillment services. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we generally receive cash. In the past, we have accepted as compensation under these arrangements equity securities, or a combination of equity securities and cash. We measure the fair value of any equity consideration when the agreement is executed or when forfeiture or vesting provisions lapse. We generally recognize revenue from these marketing and promotional services (including revenues associated with non-refundable advance payments) on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences. Equity-based revenue during the three months ended June 30, 2003 was insignificant. We recorded equity-based revenues of $5 million for the three months ended June 30, 2002. Equity-based revenues for the six months ended June 30, 2003 and 2002 were less than $1 million and $10 million.

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

     Vendor Agreements

          We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products and therefore we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in selling the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.

          Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold. Our accounting treatment is consistent with the conclusions reached in EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

     Accounting for Goodwill

          SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first half of 2003.

     Restructuring Estimates

          Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Results of Operations

     Segments Description

          We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third party sellers on our Websites as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with the primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

          The North America segment includes amounts earned from retail sales of consumer products through www.amazon.com and www.amazon.ca (including from third-party sellers), from North America focused Syndicated Stores and mail-order catalogs and from non-retail activities such as North America focused Merchant.com, marketing, and promotional agreements. The International segment includes amounts earned from retail sales of consumer products through www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores, and from non-retail activities such as internationally focused marketing and promotional agreements. Our International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

     Net Sales

          Net sales include the selling price of consumer products sold by us, less promotional discounts, rebates, and sales returns; outbound shipping charges billed to our customers; commissions earned, consisting of fixed fees, sales commissions, per-unit activity fees, or some combination thereof, from third-party sellers on our sites, including Merchant@ and Amazon Marketplace sellers; the selling price of consumer products sold by us through our Syndicated Stores program; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant.com program; and amounts earned for miscellaneous marketing and promotional agreements.

          Net sales were $1.10 billion and $806 million for the three months ended June 30, 2003 and 2002, and $2.18 billion and $1.65 billion for the six months ended June 30, 2003 and 2002, representing increases of 37% and 32%. Net sales for our North America segment were $703 million and $586 million for the three months ended June 30, 2003 and 2002, and $1.41 billion and $1.21 billion for the six months ended June 30, 2003 and 2002, representing increases of 20% and 17%. Net sales for our International segment were $397 million and $219 million for the three months ended June 30, 2003 and 2002, and $776 million and $445 million for the six months ended June 30, 2003 and 2002, representing increases of 81% and 74%. Net sales for the three and six months ended June 30, 2003 benefited by worldwide sales of over 1.4 million units of the book Harry Potter and the Order of the Phoenix. Growth in unit sales is greater than growth in net sales due to lower prices, including as a result of our free shipping promotions, and to an increasing percentage of units being sold by third parties for which we earn a net commission. Net sales benefited $55 million in comparison to the second quarter of 2002, and $106 million in comparison to the six months ended June 30, 2002, due to changes in foreign exchange rates as the U.S. Dollar weakened. The future growth of our International segment may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results — We Have Foreign Exchange Risk.”

          Shipping revenue, which consists of outbound shipping charges to our customers and excludes amounts earned from third-party sellers, was $80 million and $81 million for the three months ended June 30, 2003 and 2002, and $158 million and $171 million for the six months ended June 30, 2003 and 2002. The decline in shipping revenue in comparison to the prior year periods is primarily due to the increased acceptance by our customers of our free shipping offers. We provide to our customers free shipping alternatives worldwide, which reduce shipping revenue as a percentage of sales and cause our gross margins on retail sales to decline. We view these shipping offers as an effective marketing tool and intend to continue offering these alternatives indefinitely.

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

          Gross profit was $274 million and $218 million for the three months ended June 30, 2003 and 2002, and $545 million and $441 million for the six months ended June 30, 2003 and 2002. Gross margin was 24.9% and 27.1% for the three months ended June 30, 2003 and 2002, and 24.9% and 26.7% for the six months ended June 30, 2003 and 2002.

          Gross profit for our North America segment was $190 million and $170 million for the three months ended June 30, 2003 and 2002, and $377 million and $344 million for the six months ended June 30, 2003 and 2002. Gross margin was 27.1% and 29.0% for our North America segment during the three months ended June 30, 2003 and 2002, and 26.8% and 28.5% for the six months ended June 30, 2003 and 2002.

          Gross profit for our International segment was $84 million and $48 million for the three months ended June 30, 2003 and 2002, and $168 million and $98 million for the six months ended June 30, 2003 and 2002. Gross margin was 21.1% and 21.9% for our International segment during the three months ended June 30, 2003 and 2002, and 21.6% and 21.9% for the six months ended June 30, 2003 and 2002.

          The increases in gross profit in comparison with the prior periods correspond with increases in unit sales, including those by third-party sellers, offset by our year-around free shipping offers and lower prices for customers. The decline in gross margin in comparison to the prior year is primarily the result of our year-round free shipping offers and lower prices for customers, partially offset by increases in higher-margin sales by third parties and improvements in vendor pricing. Our overall gross margins fluctuate based on several factors, including our mix of sales during the period, sales volumes by third-party sellers, competitive pricing decisions, changes in vendor pricing, and general efforts to reduce prices for our customers over time, as well as the extent to which our customers accept our free shipping offers. Gross profit benefited $12 million in comparison to the second quarter of 2002, and $23 million in comparison to the six months ended June 30, 2002, due to changes in foreign exchange rates as the U.S. Dollar weakened. During the second quarter of 2003, we sold approximately 1.4 million copies of Harry Potter and the Order of the Phoenix at a discount of approximately 40% off list price. Including the effect of related shipping, these sales were fulfilled at roughly our overall cost, which had a negative effect on our gross margin.

          Sales of products by third-party sellers continue to increase. Since revenues from these sales are recorded as a net amount, they result in lower revenues but higher gross margins per unit. To the extent product sales by third-party sellers continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader price reductions, free shipping offers, and other promotions.

          Shipping activity resulted in a loss of $26 million and a profit of $2 million for the three months ended June 30, 2003 and 2002. Shipping activity resulted in a loss of $53 million and a profit of $1 million for the six months ended June 30, 2003 and 2002. The loss from shipping primarily reflects the increased acceptance by our customers of our free shipping offers, offset in part by cost reductions from efficiencies in our outbound shipping. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that free shipping offers are an effective marketing tool. We intend to continue offering these alternatives, which will reduce shipping revenue as a percentage of sales and negatively affect gross margins.

     Fulfillment

          Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation, are classified as cost of sales rather than fulfillment. Fulfillment costs were $107 million and $86 million for the three months ended June 30, 2003 and 2002, representing 10% and 11% of net sales and $211 million and $176 million for the six months ended June 30, 2003 and 2002, representing 10% and 11% of net sales. The increase in fulfillment costs in comparison with the prior year primarily corresponds with sales volume. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per order resulting from improvements in our operations, and enhancements to our customer self-service features available on our Websites. These improvements were offset, in part, by credit card fees associated with third-party seller transactions, which represent a significant percentage relative to commission amounts earned, and as a result, negatively affect fulfillment as a percentage of net sales.

     Marketing

          Marketing expenses consist of advertising, on-line marketing, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $25 million and $29 million for the three months ended June 30, 2003 and 2002, representing 2% and 4% of net sales, and $54 million and $61 million for the six months ended June 30, 2003 and 2002, representing 2% and 4% of net sales. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them. Declines in expense for marketing-related activities reflect our efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities. These decreases are partially offset by increased investment in marketing channels considered most effective in driving incremental net sales, such as our Associates program. Our Associates program enables participating Websites to make our products available to their audiences with fulfillment performed by us. We provide to our customers free shipping alternatives, and although the effect of these shipping offers are reflected in gross profit and does not directly affect marketing expenses, we view these offers as an effective marketing tool. We intend to continue offering these free shipping alternatives indefinitely.

     Technology and Content

          Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses were $52 million and $58 million for the three months ended June 30, 2003 and 2002, representing 5% and 7% of net sales, and $102 million and $114 million for the six months ended June 30, 2003 and 2002, representing 5% and 7% of net sales. The decline in absolute dollars spent in comparison with the prior year period primarily reflects efficiency improvements in our systems infrastructure, as well as improved expense management and general price reductions in some expense categories. We expect to continue investing in technology and improvements to our Websites, which may include, but are not limited to, hiring additional employees, offering additional Website features and product categories to our customers, and implementing additional commercial relationships, as well as potentially continuing our international expansion.

     General and Administrative

          General and administrative expenses consist of payroll and related expenses for executive, finance, and administrative personnel, human resources, professional fees, and other general corporate expenses. General and administrative expenses were $22 million and $19 million for the three months ended June 30, 2003 and 2002, representing 2% of net sales in each period, and $43 million and $40 million for the six months ended June 30, 2003 and 2002, representing 2% of net sales in each period.

     Stock-Based Compensation

          Stock-based compensation consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock awards — variable accounting	$14,747	$22,028	$35,722	$31,527
Fixed accounting (1):
Restricted stock units	7,993	—	13,169	—
Restricted stock	1,713	1,120	2,885	2,552

Total stock-based compensation	$24,453	$23,148	$51,776	$34,079

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.

          We grant restricted stock units as our primary form of stock-based compensation; however, in certain of our foreign jurisdictions, we continue to grant stock options. Stock options granted after December 31, 2002 are subject to variable accounting treatment. Unless subject to variable accounting treatment, restricted stock units, as well as restricted stock, are measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense over the corresponding service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

          We record the employer portion of payroll tax expense resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.” Stock-based compensation includes matching contributions under our 401(k) program.

          Using the following hypothetical market prices of our common stock above and below our June 30, 2003 closing price of $36.32, our stock-based compensation expense for the three months ended June 30, 2003 would have been affected by variable accounting treatment as follows (in thousands, except percentages and per share amounts):

			Hypothetical vs.
Percentage Difference	Hypothetical Market	Hypothetical Stock-Based	Actual Stock-Based
Closing Price (1)	Price per Share (1)	Compensation Expense	Compensation Expense

(25)%	$27.24	$14,774	$(9,679)
(10)%	32.69	20,175	(4,278)
0%	36.32	24,453 (2)	—
10%	39.95	28,731	4,278
25%	45.40	35,148	10,695

(1)	This is hypothetical and not a prediction of future quoted prices of our common stock.

(2)	Represents actual stock-based compensation expense for the three months ended June 30, 2003.

          If at the end of any quarter the quoted price of our common stock is lower than the quoted price at the end of the previous quarter, or to the extent previously-recorded amounts relate to unvested portions of options that are subsequently cancelled, compensation expense associated with variable accounting will be recalculated using the cumulative expense method and may result in a net benefit to our results of operations.

          We granted stock awards representing 1.6 million and 0.8 million shares of common stock during the three months ended June 30, 2003 and 2002, and 1.8 million and 1.7 million shares of common stock during the six months ended June 30, 2003 and 2002. These awards generally vest over service periods of between three and six years. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 433 million at June 30, 2003, an increase of 1% compared with June 30, 2002.

          Outstanding stock awards were as follows (in thousands):

	June 30,

	2003	2002

Stock options (1) (2)	31,923	49,824
Restricted stock units (3)	4,454	20
Restricted stock (4)	831	1,154

Total outstanding stock awards	37,208	50,998

(1)	The weighted average exercise price was $12.31 and $11.36 at June 30, 2003 and 2002.

(2)	Includes 1.4 million options subject to variable accounting, 369,000 of which were granted under the January 2001 exchange offer and are scheduled to expire in the third quarter of 2003. Stock options granted after December 31, 2002 are subject to variable accounting treatment.

(3)	Includes 330,000 and 20,000 restricted stock units subject to variable accounting treatment at June 30, 2003 and 2002.

(4)	Included in outstanding common stock.

     Restructuring-Related and Other

          As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. Restructuring-related and other expenses were $10 million for the six months ended June 30, 2002 associated with the revision of our January 2001 restructuring estimates for ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia. No similar expenses were incurred during the three or six months ended June 30, 2003.

          Cash payments resulting from our operational restructuring were $4 million and $13 million for the three months ended June 30, 2003 and 2002, and $20 million and $26 million for the six months ended June 30, 2003 and 2002. In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility. Included in our estimate of future cash payments associated with our January 2001 restructuring are estimated sublease cash receipts of $47 million, of which, at June 30, 2003, $10 million are covered by sublease agreements. We estimate, based on currently available information, the remaining net cash outflows associated with our restructuring-related commitments will be as follows (in thousands):

	Leases	Other	Total

Six months ending December 31, 2003	$5,582	$55	$5,637
Years ended:
2004	11,389	1,001	12,390
2005	4,391	300	4,691
2006	3,013	—	3,013
2007	3,092	—	3,092
Thereafter	8,019	—	8,019

Total estimated remaining restructuring-related cash flows	$35,486	$1,356	$36,842

     Segment Operating Income

          Our chief operating decision maker reviews our segment operating results based on a measure of segment operating profit or loss that excludes stock-based compensation, amortization of other intangibles, and restructuring-related and other charges, each of which is not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments. See “Note 10 - Segment Information,” in Item 1 of Part I, “Financial Statements” for additional information, including a reconciliation of segment results to “Net loss” as reported under GAAP.

          Our North America segment operating income was $55 million and $36 million for the three months ended June 30, 2003 and 2002, representing an increase of 53%, and $106 million and $71 million for the six months ended June 30, 2003 and 2002, representing an increase of 49%. This improvement primarily results from increasing revenues, including amounts earned from sales by third parties, and leveraging our direct cost structure relative to sales growth, partially offset by a 1% decline in segment gross margin.

          Our International segment operating income was $13 million in comparison to a loss of $10 million for the three months ended June 30, 2003 and 2002, and $28 million in comparison to a loss of $20 million for the six months ended June 30, 2003 and 2002. These improvements primarily resulted from revenue growth of 81% and 74% for the three and six months ended June 30, 2003. Also contributing to the improvement in our International segment operating income was leverage in our direct cost structure relative to sales growth. International segment operating income benefited $3 million in comparison to the second quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened.

     Income from Operations

          Our income from operations was $42 million and $1 million for the three months ended June 30, 2003 and 2002, and $81 million and $3 million for the six months ended June 30, 2003 and 2002. The improvement in operating results in comparison with the prior year was attributable to increasing revenues and leveraging our direct cost structure relative to sales growth. Income from operations benefited $3 million and $7 million in comparison to the three and six months ended June 30, 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened.

     Net Interest Expense

          Net interest expense was $29 million and $30 million for the three months ended June 30, 2003 and 2002, and $59 million and $60 million for the six months ended June 30, 2003 and 2002. Interest income was $6 million for each of the three months ended June 30, 2003 and 2002, and $12 million and $11 million for the six months ended June 30, 2003 and 2002. Interest expense was $34 million and $36 million for the three months ended June 30, 2003 and 2002, and $71 million for each of the six months ended June 30, 2003 and 2002. Interest income fluctuates with prevailing interest rates and the average balance of invested funds. Interest expense is primarily related to our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and our 10% Senior Discount Notes that we redeemed on May 28, 2003. Interest expense decreased $2 million in comparison to the three months ended June 30, 2002 primarily due to our recent redemption of our 10% Senior Discount Notes, offset by the negative effect on interest expense associated with our 6.875% PEACS as the U.S. Dollar weakened in comparison to the Euro. In addition, the recent termination of our Euro Currency Swap will make future interest expense more volatile.

     Other Income (Expense), Net

          Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gain on sales of marketable securities, net	$5,272	$437	$9,252	$813
Foreign-currency transaction losses, net	(124)	(355)	(168)	(51)
Miscellaneous state, foreign and other taxes	(1,765)	(256)	(2,698)	(343)
Other miscellaneous gains (losses), net	302	(228)	158	(726)

Total other income (expense), net	$3,685	$(402)	$6,544	$(307)

     Remeasurement of 6.875% PEACS and Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Foreign-currency losses on remeasurement of 6.875% PEACS	$(37,566)	$(70,787)	$(62,780)	$(64,760)
Gain on sales of Euro-denominated investments, net	2,262	2,620	5,827	2,227
Gain on sales of equity investments, net	—	10,103	—	10,103
Loss on redemption of 10% Senior Discount Notes	(15,176)	—	(15,176)	—
Loss on termination of Euro Currency Swap	(6,157)	—	(6,157)	—
Other-than-temporary impairments and other	(3,579)	(5,390)	(3,728)	(5,508)

Total remeasurement of 6.875% PEACS and other	$(60,216)	$(63,454)	$(82,014)	$(57,938)

          Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurement of 6.875% PEACS and other,” on our consolidated statements of operations.

          On May 28, 2003, we redeemed our 10% Senior Discounts Notes for $277 million, consisting of principal repayment of $264 million and a 5% premium of $13 million. We recorded a charge of $15 million to “Remeasurement of 6.875% PEACS and other” representing the 5% premium and $2 million of remaining deferred issuance charges. Additionally, we paid $2 million to holders of our 10% Senior Discount Notes for interest accrued between May 1, 2003 and May 28, 2003. The interest payment was recorded to “Interest expense” on the consolidated statements of operations.

          At June 30, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $14 million. During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurement of 6.875% PEACS and other” representing the remaining basis in our swap asset. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, reclassifications of this accumulated loss will be recorded to “Remeasurement of 6.875% PEACS and other” over the life of the 6.875% PEACS. If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurement of 6.875% PEACS and other.”

     Equity in Losses of Equity-Method Investees

          No equity-method losses were recorded during the second quarter of 2003 since our basis in equity-method investments was reduced to zero as of March 31, 2003. Equity-method losses were $1.2 million for the three months ended June 30, 2002, and $0.4 million and $2.9 million for the six months ended June 30, 2003 and 2002. Equity-method losses are only recorded until the underlying investments are reduced to zero.

     Income Taxes

          We have provided for current and deferred U.S. federal, state, and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of June 30, 2003, we have recorded a net deferred tax asset of $5 million, classified in “Other assets,” which consists primarily of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

          At June 30, 2003, we had net operating loss carryforwards of approximately $2.7 billion related to U.S. federal, state, and foreign jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 and other limitations under state and foreign tax laws. Additionally, approximately $218 million of capital loss carryforwards begins to expire in 2005. Approximately $1.3 billion of our net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

     Net Loss

          Net loss was $43 million and $94 million for the three months ended June 30, 2003 and 2002, and $53 million and $117 million for the six months ended June 30, 2003 and 2002. Year over year improvements during the second quarter of 2003 primarily resulted from improvements in operating income.

          Although we reported improvement in our net loss relative to the prior year comparable period, this improvement is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the stock-based compensation associated with variable accounting treatment and the gain or loss associated with the remeasurement of our 6.875% PEACS that results from fluctuations between the U.S. Dollar and the Euro. These items represented significant charges during the first and second quarters of 2003 and may result in significant charges or gains in future periods.

     Non-GAAP Financial Measures

          Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. We believe that certain of our financial measures which meet the definition of a non-GAAP financial measure are important supplemental information to investors. We provide: “consolidated segment operating income (loss),” “pro forma net income (loss),” “pro forma net income (loss) per share,” and “free cash flow.”

          We use these non-GAAP financial measures for internal managerial purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

          Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For example, certain companies disclose a financial measure of earnings before certain charges such as interest, taxes, depreciation, and amortization, commonly referred to as EBITDA. We considered the use of EBITDA as a supplemental performance measure to GAAP, but believe consolidated segment operating income (loss) and pro forma net income (loss) are superior for our Company as certain periodic costs associated with our invested capital, such as fixed asset depreciation expense and amortization of software development costs, and certain costs associated with our capital structure, such as interest expense, are relevant and important factors affecting our management decisions. For information about our financial results as reported in accordance with GAAP, see Item 8 of Part II, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2002 and for a quantitative reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures, see “Reconciliation Tables” below.

          Consolidated Segment Operating Income (Loss)

          We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes:

•	Stock-based compensation;

•	Amortization of other intangibles; and

•	Restructuring-related and other.

          These operating expense line items are not allocated to segment results, and all other centrally-incurred operating costs are fully allocated to segment results. The sum of our individual segment results is consolidated segment operating income (loss), which we reconcile to GAAP operating income (loss). Pursuant to SEC staff interpretations of Regulation G, when presented in our financial statement footnotes, consolidated segment operating income is a GAAP financial measure; however, since we also present this financial measure outside the context of our financial statement footnotes, we have included this financial measure in our discussion of non-GAAP financial measures.

          We use consolidated segment operating income (loss), and ratios based on it, to manage and evaluate our business operations and overall financial performance. Our management evaluates consolidated segment income (loss) because it excludes certain cash and non-cash items that are either beyond our immediate control or that we believe are not characteristic of our underlying business operations for the period in which they are recorded, or both.

          Items Excluded From Consolidated Segment Operating Income

               Stock-Based Compensation

          We exclude stock-based compensation for the following reasons:

•	Stock-based compensation expense is excluded from our internal operating plans and measurement of financial performance, although we consider the dilutive impact to our investors when awarding stock-based compensation and value such awards accordingly;

•	Stock-based compensation charges or gains are non-cash; and

•	The measurement of stock-based compensation is determined under a variety of methods depending on the underlying award. These methods include: (a) fixed accounting on stock options granted at market prices, resulting in no compensation expense, (b) variable accounting on certain stock options and restricted stock units, resulting in unpredictable charges or gains beyond our control, and (c) fixed accounting for certain restricted stock units, resulting in the estimated fair value of the award recognized over the service period.

          We record the employer portion of payroll tax expense resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.”

               Amortization of Other Intangibles

          We exclude “Amortization of other intangibles” for the following reasons:

•	Amortization of other intangibles is excluded from our internal operating plans and measurement of financial performance;

•	Amortization of other intangibles is a non-cash charge to current operations; and

•	Amortization of other intangibles has diminished, is currently immaterial, and is scheduled to fully amortize by the end of 2004.

               Restructuring-Related and Other

          We exclude restructuring related and other expenses, which are cash and non-cash amounts, for the following reasons:

•	We have implemented only one restructuring event in our history, which we announced in January 2001, and accordingly we believe internally that this line item is not as important to understanding our quarterly trends as other line items;

•	Since we do not have current restructuring charges, the exclusion of such charges from prior periods provides better comparability of our results of operations as viewed by management; and

•	Our restructuring-related and other charges have diminished, and except for periodic adjustments to our estimates that may be required from time to time, we do not currently expect to record additional restructuring-related charges in the foreseeable future.

          Limitations of Consolidated Segment Operating Income (Loss)

          Consolidated segment operating income (loss) has certain limitations. First, because it excludes “Stock-based compensation,” the financial measure does not include all expenses primarily related to our workforce. We compensate for this limitation by providing supplemental information about stock-based compensation on the face of our consolidated statements of operations and in the footnotes to our financial statements. We also provide supplemental information about outstanding stock-based awards, including their dilutive effect on shareholders, in the footnotes to our financial statements. See “Note 1 – Accounting Policies” in Item 1 of Part I, “Financial Statements” for presentation of our stock-based compensation expense calculated on a consistent basis for all awards using the fair value method as prescribed under SFAS No. 123, as well as total outstanding stock-based awards and related activity.

          Second, consolidated segment operating income (loss) excludes “Restructuring-related and other.” For companies that periodically undergo restructuring events, excluding such costs from performance measures could provide an incomplete summary of ongoing costs that would affect future cash flows. However, we compensate for this limitation by disclosing cash flow measures, including operating cash flow, that incorporate all ongoing cash obligations associated with our January 2001 restructuring event and by providing disclosure of future estimated cash flows and remaining commitments associated with this event. See “Note 6 — Restructuring-Related and Other,” in Item 1 of Part I, “Financial Statements.” There can be no assurance that we will not undertake another restructuring event in the future that would affect future cash flows. If we have a restructuring event in the future, we will re-evaluate our decision to exclude such charges from our consolidated segment operating income (loss) based on those future facts and circumstances at that time.

     Pro Forma Net Income (Loss)

          Pro forma net income (loss), including the related pro forma net income (loss) per share, which we reconcile to net income (loss) and net income (loss) per share, excludes, in addition to the line items described above as excluded from consolidated segment operating income (loss), the following line items on our consolidated statements of operations:

•	Remeasurement of 6.875% PEACS and other;

•	Equity in losses of equity-method investees, net; and

•	Cumulative effect of change in accounting principle.

          We use pro forma net income (loss), and ratios based on it, to manage and evaluate our business operations and overall financial performance. Our decision to use this financial measure is due to the fact that pro forma net income (loss) excludes certain cash and non-cash items that are either beyond our immediate control or are not characteristic of our underlying business operations for the period in which they are recorded, or both.

          Items Excluded From Pro Forma Net Income (Loss)

               See “Consolidated Segment Operating Income – Excluded Items” for an explanation of “Stock-based compensation,” “Amortization of other intangibles,” and “Restructuring-related and other.”

               Remeasurement of 6.875% PEACS and Other

          The majority of “Remeasurement of 6.875% PEACS and other” consists of gains or charges due to our quarterly remeasurement of the principal of our 6.875% PEACS from Euros to U.S. Dollars. We exclude the effect of these periodic remeasurements from our pro forma net income (loss) because the ultimate cash effect resulting from changes in exchange rates is inherently uncertain. These gains or charges would only affect near-term cash flows if we redeem or, in certain cases, restructure, our 6.875% PEACS in the next several years, rather than over a longer term or at maturity in 2010. Because these charges and gains vary based on exchange rates between the U.S. Dollar and Euro, these amounts are beyond our immediate control and are difficult to predict for future periods. Additionally, this line item includes $15 million of losses associated with the redemption of our 10% Senior Discount Notes and $6 million of losses associated with the termination of our Euro Currency Swap, each of which occurred in the second quarter of 2003.

               Equity in Losses of Equity-Method Investees, Net

          We exclude equity in losses of equity-method investees, net, because it generates potential non-cash gains or losses, which are based on the financial results of other companies that we do not manage or control and are difficult to predict. In addition, we believe these non-cash gains and losses are not indicative of our financial or operating performance. Finally, in recent quarters, these amounts represented insignificant charges and, absent future investments, we expect this trend to continue. In the second quarter 2003, we recorded no equity method losses or gains.

               Cumulative Effect of Change in Accounting Principle

          We exclude cumulative effect of change in accounting principle because it generates non-cash charges, which we believe are not indicative of our financial or operating performance.

          Limitations of Pro Forma Net Income (Loss)

          Pro forma net income (loss) has the same limitations as consolidated segment operating income. See “Consolidated Segment Operating Income – Limitations of Consolidated Segment Operating Income” above. In addition, when the 6.875% PEACS are retired, whether by early redemption or restructuring or at maturity in 2010, the foreign currency effect of changes in the exchange ratio between the U.S. Dollar and the Euro will result in a cash effect. We compensate for this limitation by valuing the 6.875% PEACS at fair value on our consolidated balance sheets and including that fair value in our summary of commitments in the notes to our financial statements. See “Note 3 – Long-Term Debt and Other,” and “Note 4 – Commitments and Contingencies” in Item 1 of Part I, “Financial Statements.”

          Free Cash Flow

          Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and Website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances where proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate selling significant portions of fixed assets, we expect free cash flow to be less than operating cash flows.

          Limitations of Free Cash Flow

          Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, it does not exclude payments made on capital lease obligations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

Reconciliation Table

          The following is a reconciliation of our non-GAAP measures to the most comparable GAAP measures for the three months ended June 30, 2003 and 2002 (in thousands, expect per share data). Interim reconciliations are consistent with full-year presentation.

	Three Months Ended				Three Months Ended
	June 30, 2003				June 30, 2002

	As Reported (1)	Adjustments	Adjusted		As Reported (1)	Adjustments	Adjusted

Net sales	$1,099,912	$—	$1,099,912		$805,605	$—	$805,605
Cost of sales	825,984	—	825,984		587,438	—	587,438

Gross profit	273,928	—	273,928		218,167	—	218,167
Operating expenses:
Fulfillment	107,455	—	107,455		85,751	—	85,751
Marketing	25,326	—	25,326		28,832	—	28,832
Technology and content	52,135	—	52,135		58,165	—	58,165
General and administrative	21,823	—	21,823		19,425	—	19,425
Stock-based compensation	24,453	(24,453)	—		23,148	(23,148)	—
Amortization of other intangibles	913	(913)	—		1,374	(1,374)	—
Restructuring-related and other	—	—	—		—	—	—

Total operating expenses	232,105	(25,366)	206,739		216,695	(24,522)	192,173

Income from operations	41,823	25,366	67,189	(2)	1,472	24,522	25,994	(2)
Interest income	5,761	—	5,761		5,650	—	5,650
Interest expense	(34,367)	—	(34,367)		(35,651)	—	(35,651)
Other income (expense), net	3,685	—	3,685		(402)	—	(402)
Remeasurement of 6.875% PEACS and other	(60,216)	60,216	—		(63,454)	63,454	—

Total non-operating expenses, net	(85,137)	60,216	(24,921)		(93,857)	63,454	(30,403)

Income (loss) before equity in losses of equity-method investees	(43,314)	85,582	42,268		(92,385)	87,976	(4,409)
Equity in losses of equity-method investees, net	—	—	—		(1,168)	1,168	—

Net income (loss)	$(43,314)	$85,582	$42,268	(3)	$(93,553)	$89,144	$(4,409)	(3)

Basic income (loss) per share:	$(0.11)	$0.22	$0.11	(4)	$(0.25)	$0.24	$(0.01)	(4)

Diluted income (loss) per share:	$(0.11)	$0.21	$0.10	(4)	$(0.25)	$0.24	$(0.01)	(4)

Weighted average shares used in computation of income (loss) per share:
Basic	393,876		393,876		376,937		376,937

Diluted	393,876		418,138		376,937		376,937

Net cash provided by operating activities			$126,024				$4,637
Purchases of fixed assets, including internal-use software and Web-site development			(7,141)				(7,440)

Free cash flow			$118,883				$(2,803)

Net cash provided by (used in) investing activities			$233,668				$(93,981)

Net cash provided by (used in) financing activities			$(227,876)				$39,434

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.
(3)	Pro forma net income.
(4)	Pro forma earnings per share.

          The following is a reconciliation of our non-GAAP measures to the most comparable GAAP measures for the six months ended June 30, 2003 and 2002 (in thousands, expect per share data). Interim reconciliations are consistent with full-year presentation.

	Six Months Ended				Six Months Ended
	June 30, 2003				June 30, 2002

	As Reported (1)	Adjustments	Adjusted		As Reported (1)	Adjustments	Adjusted

Net sales	$2,183,471	$—	$2,183,471		$1,653,027	$—	$1,653,027
Cost of sales	1,638,961	—	1,638,961		1,211,735	—	1,211,735

Gross profit	544,510	—	544,510		441,292	—	441,292
Operating expenses:
Fulfillment	211,160	—	211,160		175,566	—	175,566
Marketing	53,553	—	53,553		61,076	—	61,076
Technology and content	102,223	—	102,223		113,662	—	113,662
General and administrative	42,925	—	42,925		40,336	—	40,336
Stock-based compensation	51,776	(51,776)	—		34,079	(34,079)	—
Amortization of other intangibles	1,825	(1,825)	—		3,353	(3,353)	—
Restructuring-related and other	—	—	—		9,974	(9,974)	—

Total operating expenses	463,462	(53,601)	409,861		438,046	(47,406)	390,640

Income from operations	81,048	53,601	134,649	(2)	3,246	47,406	50,652	(2)
Interest income	12,301	—	12,301		11,302	—	11,302
Interest expense	(70,878)	—	(70,878)		(70,895)	—	(70,895)
Other income (expense), net	6,544	—	6,544		(307)	—	(307)
Remeasurement of 6.875% PEACS and other	(82,014)	82,014	—		(57,938)	57,938	—

Total non-operating expenses, net	(134,047)	82,014	(52,033)		(117,838)	57,938	(59,900)

Income (loss) before equity in losses of equity-method investees	(52,999)	135,615	82,616		(114,592)	105,344	(9,248)
Equity in losses of equity-method investees, net	(436)	436	—		(2,912)	2,912	—

Income (loss) before change in accounting principle	(53,435)	136,051	82,616		(117,504)	108,256	(9,248)
Cumulative effect of change in accounting principle	—	—	—		801	(801)	—

Net income (loss)	$(53,435)	$136,051	$82,616	(3)	$(116,703)	$107,455	$(9,248)	(3)

Basic income (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.14)	$0.35	$0.21		$(0.31)	$0.29	$(0.02)
Cumulative effect of change in accounting principle	—	—	—		—	—	—

	$(0.14)	$0.35	$0.21	(4)	$(0.31)	$0.29	$(0.02)	(4)

Diluted income (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.14)	$0.34	$0.20		$(0.31)	$0.29	$(0.02)
Cumulative effect of change in accounting principle	—	—	—		—	—	—

	$(0.14)	$0.34	$0.20	(4)	$(0.31)	$0.29	$(0.02)	(4)

Weighted average shares used in computation of income (loss) per share:
Basic	391,223		391,223		374,995		374,995

Diluted	391,223		414,965		374,995		374,995

Net cash used in operating activities			$(125,758)				$(236,396)
Purchases of fixed assets, including internal-use software and Web-site development			(13,535)				(12,294)

Free cash flow			$(139,293)				$(248,690)

Net cash provided by (used in) investing activities			$203,174				$(96,487)

Net cash provided by (used in) financing activities			$(192,542)				$42,280

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.
(3)	Pro forma net income.
(4)	Pro forma earnings per share.

          Since our cash flows are affected by the seasonality of our business, we have also provided the following reconciliation of our non-GAAP measure of free cash flow on a trailing-twelve month basis (in thousands).

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$284,929	$48,321
Purchases of fixed assets, including internal-use software and Website development	(40,404)	(32,752)

Free cash flow	$244,525	$15,569

Additional cash flow information:
Net cash provided by (used in) investing activities	$177,977	$(424,134)
Net cash provided by (used in) financing activities	(127,928)	134,353

     Guidance

          Third quarter of 2003 net sales are expected to be between $1.075 billion and $1.15 billion, or grow between 26% and 35%, compared with third quarter of 2002. For the full year 2003, net sales are expected to be between $4.9 billion and $5.1 billion, or grow between 25% and 30%, compared to 2002. However, any such projections are subject to substantial uncertainty. See Item 2 of Part 1, “Business – Additional Factors That May Affect Future Results.”

          Assuming among other things, and solely for purposes of this estimate, that we do not record any revisions to our restructuring-related estimates and that the closing price of our common stock on September 30, 2003 and December 31, 2003 is identical to the closing price of $36.32 on June 30, 2003, operating income for the third quarter of 2003 is expected to be between $40 million and $55 million, and, for the full year of 2003, to be between $215 million and $255 million. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business — Additional Factors That May Affect Future Results.” In addition, our GAAP operating projections are based on an assumption about our future stock price performance, which is required to estimate stock-based compensation and is difficult to accurately predict.

          Third quarter of 2003 consolidated segment operating income is expected to be between $55 million and $70 million compared with third quarter of 2002. For the full year 2003, consolidated segment operating income is expected to be between $300 million and $340 million compared to 2002. However, any such projections are subject to substantial uncertainty. See Item 2 of Part 1, “Business – Additional Factors That May Affect Future Results.”

     Liquidity and Capital Resources

          Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $642 million and $738 million, and our marketable securities balance was $347 million and $563 million at June 30, 2003 and December 31, 2002. Combined cash, cash equivalents, and marketable securities were $989 million and $1.30 billion at June 30, 2003 and December 31, 2002. In the second quarter of 2003, our cash, cash equivalents, and marketable securities balances were impacted by our payment of $277 million related to the redemption of all of our remaining 10% Senior Discount Notes.

          We have pledged a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap (1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	6,241	(23,095)	—	(16,854)

Balance at June 30, 2003	$64,135	$—	$40,079	$104,214

(1)	Due to the termination of the Euro Currency Swap, collateral previously pledged under this arrangement is no longer subject to restrictions.

          As of June 30, 2003, our principal commitments consisted of long-term indebtedness totaling $2.07 billion related primarily to our 6.875% PEACS and 4.75% Convertible Subordinated Notes; trade payables of $445 million; and accrued expenses and other liabilities of $232 million, which includes current restructuring-related obligations of $12 million. We are scheduled under certain of our long-term debt obligations to make periodic interest payments through 2010 in the aggregate of $737 million and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $339 million and $6 million.

          The following are our contractual commitments associated with our indebtedness, lease obligations, marketing agreements, and operational restructuring (in thousands):

	Six Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Operating and capital commitments:
Debt principal and other (1)	$2,677	$2,004	$74	$—	$—	$2,042,167	$2,046,922
Debt interest (1)	29,683	113,841	113,841	113,841	113,841	252,473	737,520
Capital leases	3,232	1,038	345	—	—	—	4,615
Operating leases	26,709	47,151	40,851	40,570	39,543	144,109	338,933
Marketing agreements	5,145	667	—	—	—	—	5,812

Operating and capital commitments	67,446	164,701	155,111	154,411	153,384	2,438,749	3,133,802

Restructuring-related commitments:
Operating leases, net of estimated sublease income	5,582	11,389	4,391	3,013	3,092	8,019	35,486
Other	55	1,001	300	—	—	—	1,356

Restructuring-related commitments	5,637	12,390	4,691	3,013	3,092	8,019	36,842

Total commitments	$73,083	$177,091	$159,802	$157,424	$156,476	$2,446,768	$3,170,644

(1)	Principal and interest payments due under our 6.875% PEACS will fluctuate based on the Euro/U.S. Dollar exchange ratio.

          Restructuring-related lease obligations are as follows (in thousands):

	Six Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$6,652	$15,099	$11,164	$10,021	$10,078	$29,664	$82,678
Estimated sublease income (1)	(1,070)	(3,710)	(6,773)	(7,008)	(6,986)	(21,645)	(47,192)

Net estimated lease obligations	$5,582	$11,389	$4,391	$3,013	$3,092	$8,019	$35,486

(1)	At June 30, 2003, we had sublease agreements covering $10 million in future payments.

          Net cash provided in operating activities was $126 million and $5 million for the three months ended June 30, 2003 and 2002, and net cash used in operating activities was $126 million and $236 million for the six months ended June 30, 2003 and 2002. The seasonal nature our business in relation to the holiday shopping season, together with the payment terms we have arranged with our vendors, generally results in settlement of our holiday season obligations during the first quarter of the following year. This seasonal effect results in large net cash inflows from our operations during the fourth calendar quarter of each year and large net cash outflows from our operations during the first calendar quarter of each year. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including world events, seasonality, the timing of expense payments, discounts offered by vendors, and vendor payment terms. For example, our second quarter of 2003 trailing twelve month operating cash flow and free cash flow were positively impacted by approximately $20 million because, as previously reported, a credit card service provider unintentionally failed to make a scheduled quarter-end payment to us until the third quarter of 2002, and in the second quarter 2003 we purchased and received customer payment for over 1.4 million units of Harry Potter and the Order of the Phoenix, for which payment was generally not due to our vendors until after the second quarter of 2003.

          Net cash provided by investing activities was $234 million compared to cash used in investing activities of $94 million for the three months ended June 30, 2003 and 2002. The primary activities affecting these cash flows are investment management activities (i.e., purchases, sales, and maturities of marketable securities), and investments in fixed assets. During the three months ended June 30, 2003, net sales and maturities of marketable securities were $241 million, liquidated, in part, to fund the redemption of our 10% Senior Discount Notes. Additionally, purchases of fixed assets, including internal-use software costs, were $7 million. In the prior year period, purchases of marketable securities exceeded sales and maturities by $87 million and purchases of fixed assets, including internal-use software costs, were $7 million. Net cash provided by investing activities was $203 million compared to cash used in investing activities of $96 million for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, net sales of marketable securities were $217 million and purchases of fixed assets, including internal-use software costs, were $14 million. For the six months ended June 30, 2002, net purchases of marketable securities were $84 million and purchases of fixed assets, including internal-use software costs, were $12 million.

          Cash used by financing activities was $228 million compared to cash provided by financing activities of $39 million during the three months ended June 30, 2003 and 2002. The primary activities affecting these cash flows are cash proceeds from exercises of stock options, repayment of long-term debt, and repayment of capital lease obligations. During the three months ended June 30, 2003 and 2002, cash proceeds from exercises of stock options were $53 million and $43 million, and repayments of capital lease obligations were $4 million and $3 million. Cash used in the repayment of long-term debt during the three months ended June 30, 2003, which consisted of the redemption of our 10% Senior Discount Notes, was $277 million. Cash used by financing activities was $193 million compared to cash provided by financing activities of $42 million during the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003 and 2002, cash proceeds from exercises of stock options were $92 million and $50 million, and repayments of capital lease obligations were $7 million and $8 million. We expect cash proceeds from exercises of stock options to decline over time as we plan to issue restricted stock units as our primary vehicle for stock-based awards.

          We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, issue dividends, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We Have an Accumulated Deficit and May Incur Additional Losses

          We have incurred significant losses since we began doing business. As of June 30, 2003, we had an accumulated deficit of $3.06 billion and our stockholders’ equity was a deficit of $1.25 billion. We have incurred substantial operating losses since our inception, and we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

          As of June 30, 2003, we had total long-term indebtedness under our convertible notes, capitalized-lease obligations, and other asset financings of $2.07 billion. We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

          Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than us.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

          We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our Websites; and powering third-party Websites, either with or without providing accompanying fulfillment services. These arrangements are complex and initially require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such arrangements, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business’s Website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

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

          In addition, our present and future third-party services agreements, other commercial agreements, joint ventures, investments, and business combinations create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of relationships with existing employees, customers, and companies with which we have formed strategic alliances;

•	variability in revenue and income from entering into, amending, or terminating such agreements or relationships;

•	difficulty assimilating the operations, technology, and personnel of combined companies;

•	problems retaining key technical and managerial personnel; and

•	additional operating losses and expenses of acquired businesses.

Our Investments and the Consideration We Receive under Certain Commercial Agreements May Subject Us to a Number of Risks

          In the past, we have entered into commercial agreements with other companies, including strategic alliances whereby we perform certain e-commerce services, and in exchange for our services we received cash, equity securities of these companies, and/or additional benefits, such as Website traffic. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales made by the other company. In some cases, we have also made separate investments in the other company by making a cash payment in exchange for equity securities of that company. We may make similar investments in the future. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our ultimate realization of amounts we have received as compensation for services.

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

          Our investments in equity securities are included in “Marketable securities” and “Other equity investments” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of June 30, 2003, our recorded basis in equity securities was $17 million, including $4 million classified as “Marketable securities” and $13 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Operations

          We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts and fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make partial shipments from one or more locations. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our Websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

          We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

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

          Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments to and from us, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

          Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our strategic alliances;

•	foreign exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our competitors of Websites, products or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of strategic alliances, acquisitions, and other business combinations, and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

          Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Exchange Risk

          The results of operations of our internationally-focused Websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

          In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/U.S. Dollar exchange ratio, we will record non-cash gains or losses in “Remeasurement of 6.875% PEACS and other” on our consolidated statements of operations. Furthermore, we have invested some of the proceeds from the 6.875% PEACS in Euro-denominated cash equivalents and marketable securities. Accordingly, if the U.S. Dollar strengthens compared to the Euro, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

          Customer access to our Websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. To prevent system interruptions, we continually need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our Websites and increased sales volume.

          Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders. Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

          We plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing, and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally and develop localized Websites, stores, and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

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

We Face Significant Inventory Risk

          We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our Merchants@ program relationships with Toysrus.com, Babiesrus.com, Target, and other companies, these parties identify, buy, manage, and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

          We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products and services are made available online.

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

          Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to claims, and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms which are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

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

          Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer resulted in variable accounting treatment for certain of our stock options. Additionally, all options granted on or after January 1, 2003 are subject to variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock. In late 2002, we implemented a restricted stock unit plan, which will be our primary vehicle for stock-based compensation going forward. Restricted stock and restricted stock units are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock, which will be recognized as compensation expense over the corresponding service term.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm our Business

          We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops and certain aspects of Amazon Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

          In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington and North Dakota. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union, or EU, member countries. As of July 1, 2003, we began collecting VAT with respect to certain of our “electronically supplied services,” including digital downloads and marketplace services, provided to certain EU residents. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

We Source a Significant Portion of Our Inventory from a Few Vendors

          Although we continue to increase our direct purchasing from manufacturers, we source a significant amount of inventory from relatively few vendors. However, no vendor accounts for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

          Some of our products, such as tools, hardware, computers, cell phones, kitchen and housewares, and other products, may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also may sell products that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers do not indemnify us from product liability.

We Could Be Liable for Breaches of Security on Our Website and Fraudulent Activities of Users of Our Amazon Payments Program

          A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

          The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. We guarantee payments made through Amazon Payments up to certain limits for buyers, and we may be unable to prevent users of Amazon Payments from fraudulently collecting payments when goods may not be shipped to a buyer. Our liability risk will increase if a larger fraction of our sellers use Amazon Payments. Any costs we incur as a result of liability because of our guarantee of payments made through Amazon Payments or otherwise could harm our business. In addition, the functionality of Amazon Payments depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, Amazon Payments will not be viable (and our businesses that use Amazon Payments may not be viable).

We May Not Be Able to Adapt Quickly Enough to Changing Customer Requirements and Industry Standards

          Technology in the e-commerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing Websites and proprietary technology obsolete.

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

We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Merchants@ program, Merchant.com program, and Amazon Marketplace, Auctions, and zShops Services

          We may be unable to prevent users of our Merchants@ program, Merchant.com program, and Amazon Marketplace, Auctions, and zShops services from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or which violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods or the fraudulent collection of payments could harm our business. In running our Merchants@ program, Merchant.com program, Amazon Marketplace, Auctions, and zShops services, we rely on sellers to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We do not take responsibility for delivery of payment or goods and, while we can suspend or terminate the accounts of users who fail to fulfill their delivery obligations, we cannot require users to make payments or deliver goods. We do not compensate users who believe they have been defrauded by other users except through our guarantee program. Under our guarantee program, fraudulent activities by our users, such as the fraudulent collection of payments, may create liability for us.

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

          At June 30, 2003, we had long-term debt of $2.07 billion primarily associated with our 6.875% PEACS and 4.75% Convertible Subordinated Notes, which are due in 2010 and 2009. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $786 million and $531 million at June 30, 2003 and December 31, 2002, and the fair value of the 4.75% Convertible Subordinated Notes was $1.18 billion and $925 million at June 30, 2003 and December 31, 2002.

Foreign Exchange Risk

          During the three months ended June 30, 2003, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 36% of our consolidated revenues. Net sales and related expenses generated from these Websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding Websites. The functional currency of our subsidiaries that either operate or support these Websites is the same as the corresponding local currency. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally focused Websites are exposed to foreign exchange fluctuations as the financial results of these subsidiaries are translated into U.S. Dollars upon consolidation at average rates prevailing during the year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During the three months ended June 30, 2003, International segment revenues improved $54 million and overall results from operations improved $3 million in comparison with the same period in the prior year due to fluctuations in foreign exchange rates.

          At June 30, 2003, we were also exposed to foreign exchange risk related to Euro-denominated cash equivalents and marketable securities (“Euro Investments”), as well as our 6.875% PEACS. At June 30, 2003, the Euro Investments, classified as available-for-

sale, had a balance of 40 million Euros ($46 million, based on the exchange rate as of June 30, 2003). Because we recently terminated our Euro Currency Swap, we have additional interest expense exposure to fluctuations in foreign exchange rates. Our 6.875% PEACS have an outstanding principal balance of 690 million Euros ($792 million, based on the exchange rate as of June 30, 2003). Based on the outstanding Euro Investment balance at June 30, 2003, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to the Euro would result in a corresponding decline in the total fair value of such investments of approximately $2 million, $5 million, and $9 million. Based on the outstanding 6.875% PEACS’s principal balance of 690 million Euros at June 30, 2003, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in corresponding currency losses of approximately $40 million, $79 million, and $158 million, recorded to “Remeasurement of 6.875% PEACS and other.”

Investment Risk

          As of June 30, 2003, our recorded basis in equity securities was $17 million, including $4 million classified as “Marketable securities” and $13 million classified as “Other equity investments.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three and six months ended June 30, 2003, and the year ended December 31, 2002, we recorded other-than-temporary impairment losses totaling $2 million and $8 million to write-down certain of our equity investments to fair value. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2003 of $84 million (recorded basis of $8 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $13 million, $25 million, and $42 million.

Item 4. Controls and Procedures

          We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

          During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On April 12, 2001, we received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by our Chairman and Chief Executive Officer, Jeffrey P. Bezos, on February 2 and 5, 2001. We have cooperated fully with the SEC staff’s inquiry.

          A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the 1933 Act and/or the 1934 Act. On October 5, 2001, plaintiffs in the 1934 Act cases filed a consolidated amended complaint alleging that we, together with certain of our officers and directors and certain third parties, made false or misleading statements during the period from October 29, 1998 through July 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

          On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. We dispute the plaintiff’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

          In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under Tennessee’s False Claims Act. In July 2003, we received a similar complaint filed in Cook County District Court, Nevada, by the same private litigant alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Nevada. We are aware that the private litigant in this case has filed similar actions against other retailers in other states, and it is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

          On July 17, 2003, Pinpoint Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The complaint alleges that our personalization technology infringes several patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees against all defendants We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

          Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          Our annual meeting of stockholders was held on May 28, 2003. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Jeffrey P. Bezos	352,994,294	1,822,154

Tom A. Alberg	354,108,511	707,937

L. John Doerr	351,678,215	3,138,233

William B. Gordon	351,850,523	2,965,925

Thomas O. Ryder	354,195,518	620,930

Patricia Q. Stonesifer	354,203,537	612,911

A shareholder proposal regarding use of stock price indexed executive stock options was not adopted by the margins indicated:

For	55,877,926

Against	234,116,520

Abstain	1,662,926

Broker Non-Votes	63,159,076

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

99.1
Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

99.2
Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

99.3	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

99.4	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

On April 10, 2003, we filed three 8-Ks, announcing a change in our financial segments, announcing that William B. Gordon was elected to our Board, and filing our 2002 letter to shareholders, respectively.

On April 25, 2003, we filed a Form 8-K announcing our first quarter 2003 financial results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (Registrant)

By:	/S/ THOMAS J. SZKUTAK
Thomas J. Szkutak
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: July 22, 2003

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

99.1
Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

99.2
Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

99.3	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

99.4	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.