Form 10-Q
period 2003-09-30
AMAZON COM INC
filed 2003-10-24
CIK 1018724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Common Stock, par value $.01 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          401,075,452 shares of common stock, par value $0.01 per share outstanding as of October 14, 2003

AMAZON.COM, INC.

FORM 10-Q

For the Three Months Ended September 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$666,418	$738,254
Marketable securities	398,242	562,715
Inventories	241,667	202,425
Accounts receivable, net and other current assets	103,873	112,282

Total current assets	1,410,200	1,615,676
Fixed assets, net	221,459	239,398
Goodwill, net	69,121	70,811
Other intangibles, net	659	3,460
Other equity investments	12,949	15,442
Other assets	35,297	45,662

Total assets	$1,749,685	$1,990,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$499,189	$618,128
Accrued expenses and other current liabilities	236,184	314,935
Unearned revenue	40,843	47,916
Interest payable	44,476	71,661
Current portion of long-term debt and other	6,058	13,318

Total current liabilities	826,750	1,065,958

Long-term debt and other	2,080,969	2,277,305

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — 400,422 and 387,906 shares	4,004	3,879
Additional paid-in capital	1,852,308	1,649,946
Deferred stock-based compensation	(3,525)	(6,591)
Accumulated other comprehensive income	36,761	9,662
Accumulated deficit	(3,047,582)	(3,009,710)

Total stockholders’ deficit	(1,158,034)	(1,352,814)

Total liabilities and stockholders’ deficit	$1,749,685	$1,990,449

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$1,134,456	$851,299	$3,317,927	$2,504,326
Cost of sales	848,635	635,132	2,487,596	1,846,867

Gross profit	285,821	216,167	830,331	657,459
Operating expenses:
Fulfillment	107,057	90,342	318,217	265,908
Marketing	28,943	26,728	82,496	87,804
Technology and content	53,775	52,907	155,998	166,569
General and administrative	22,393	18,698	65,318	59,034
Stock-based compensation(1)	20,936	(832)	72,712	33,247
Amortization of other intangibles	786	1,212	2,611	4,565
Restructuring-related and other	—	36,757	—	46,731

Total operating expenses	233,890	225,812	697,352	663,858

Income (loss) from operations	51,931	(9,645)	132,979	(6,399)
Interest income	4,324	5,600	16,625	16,902
Interest expense	(29,802)	(35,922)	(100,680)	(106,817)
Other income, net	252	3,183	6,796	2,876
Remeasurement of 6.875% PEACS and other	(11,142)	2,261	(93,156)	(55,677)

Total non-operating expenses, net	(36,368)	(24,878)	(170,415)	(142,716)

Income (loss) before equity in losses of equity-method investees	15,563	(34,523)	(37,436)	(149,115)
Equity in losses of equity-method investees, net	—	(557)	(436)	(3,469)

Income (loss) before change in accounting principle	15,563	(35,080)	(37,872)	(152,584)
Cumulative effect of change in accounting principle	—	—	—	801

Net income (loss)	$15,563	$(35,080)	$(37,872)	$(151,783)

Basic and diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.04	$(0.09)	$(0.10)	$(0.41)
Cumulative effect of change in accounting principle	—	—	—	0.01

	$0.04	$(0.09)	$(0.10)	$(0.40)

Weighted average shares used in computation of earnings (loss) per share:
Basic	397,912	379,650	393,477	376,564

Diluted	422,802	379,650	393,477	376,564

(1) Components of stock-based compensation:
Fulfillment	$4,374	$(98)	$16,221	$5,512
Marketing	1,582	115	4,167	2,419
Technology and content	12,013	(765)	39,807	17,305
General and administrative	2,967	(84)	12,517	8,011

	$20,936	$(832)	$72,712	$33,247

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$641,728	$270,438	$738,254	$540,282
OPERATING ACTIVITIES:
Net income (loss)	15,563	(35,080)	(37,872)	(151,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets and other amortization	18,338	20,501	57,091	62,411
Stock-based compensation	20,936	(832)	72,712	33,247
Equity in losses of equity-method investees, net	—	557	436	3,469
Amortization of other intangibles	786	1,212	2,611	4,565
Non-cash restructuring-related and other	—	2,370	—	2,370
Gain on sale of marketable securities, net	(141)	(3,020)	(9,393)	(3,833)
Remeasurement of 6.875% PEACS and other	11,142	(2,261)	93,156	55,677
Non-cash interest expense and other	1,343	7,911	12,752	22,436
Cumulative effect of change in accounting principle	—	—	—	(801)
Changes in operating assets and liabilities:
Inventories	(62,147)	(24,029)	(34,001)	(2,935)
Accounts receivable, net and other current assets	(14,844)	(14,670)	18,303	(31,420)
Accounts payable	49,535	49,408	(131,584)	(106,296)
Accrued expenses and other current liabilities	(5,109)	40,895	(99,312)	(37,455)
Additions to unearned revenue	29,932	26,237	78,652	75,641
Amortization of previously unearned revenue	(27,816)	(29,487)	(85,719)	(97,741)
Interest payable	(701)	(1,604)	(26,773)	(25,840)

Net cash provided by (used in) operating activities	36,817	38,108	(88,941)	(198,288)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	21,988	50,621	581,011	400,532
Purchases of marketable securities	(71,880)	(28,186)	(414,194)	(462,290)
Purchases of fixed assets, including internal-use software and Website development	(15,192)	(11,353)	(28,727)	(23,647)
Proceeds from sale of subsidiary and other	5,072	—	5,072	—

Net cash provided by (used in) investing activities	(60,012)	11,082	143,162	(85,405)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	41,235	6,038	132,832	56,313
Repayment of long-term debt, capital lease obligations, and other	(3,437)	(4,126)	(287,576)	(12,121)

Net cash provided by (used in) financing activities	37,798	1,912	(154,744)	44,192
Foreign-currency effect on cash and cash equivalents	10,087	6,024	28,687	26,783

Net increase (decrease) in cash and cash equivalents	24,690	57,126	(71,836)	(212,718)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$666,418	$327,564	$666,418	$327,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$1,572	$162	$2,648	$2,297
Cash paid for interest	30,019	29,898	116,835	110,947

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)
(unaudited)

	Twelve Months Ended
	September 30,

	2003	2002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$327,564	$432,307
OPERATING ACTIVITIES:
Net loss	(35,221)	(146,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and other amortization	76,955	83,458
Stock-based compensation	108,392	35,184
Equity in losses of equity-method investees, net	1,136	5,324
Amortization of other intangibles	3,524	42,102
Non-cash restructuring-related and other	1,100	5,253
Gain on sale of marketable securities, net	(11,260)	(4,031)
Remeasurement of 6.875% PEACS and other	133,752	39,365
Non-cash interest expense and other	19,902	28,946
Cumulative effect of change in accounting principle	—	(801)
Changes in operating assets and liabilities:
Inventories	(82,369)	(16,748)
Accounts receivable, net and other current assets	16,775	(28,779)
Accounts payable	131,254	103,250
Accrued expenses and other current liabilities	(57,366)	27,788
Additions to unearned revenue	98,415	113,739
Amortization of previously unearned revenue	(123,444)	(138,149)
Interest payable	2,093	1,627

Net cash provided by operating activities	283,638	150,832

INVESTING ACTIVITIES:
Sales and maturities of marketable securities	733,768	467,848
Purchases of marketable securities	(587,714)	(748,504)
Purchases of fixed assets, including internal-use software and Website development	(44,243)	(31,181)
Proceeds from sale of subsidiary and other	5,072	—
Investments in equity method and other investments	—	(6,198)

Net cash provided by (used in) investing activities	106,883	(318,035)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	198,208	58,360
Repayment of long-term debt, capital lease obligations, and other	(290,250)	(16,561)

Net cash provided by (used in) financing activities	(92,042)	41,799
Foreign-currency effect on cash and cash equivalents	40,375	20,661

Net increase (decrease) in cash and cash equivalents	338,854	(104,743)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$666,418	$327,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$3,374	$3,411
Cash paid for interest	117,477	112,141
Stock issued in connection with minority investment	—	5,000

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 —	Accounting Policies

Unaudited Interim Financial Information

      We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Amazon.com,” the “Company,” “we,” “our” and similar terms include Amazon.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Earnings (Loss) per Share

      The weighted average shares used to calculate earnings (loss) per share excludes the effect of the weighted average number of outstanding shares subject to repurchase or forfeiture (“restricted stock”).

      The effect of outstanding stock awards is antidilutive for periods that we have a net loss and, accordingly, is excluded from the calculation of diluted loss per share. The dilutive effect of stock awards is included in the calculation of weighted average shares for periods that we have net income.

Accounting Changes — Inventory Costing

      Effective January 1, 2002, we prospectively changed our inventory costing to the first-in first-out (“FIFO”) method of accounting. We determined this change to be preferable under GAAP since, among other reasons, it facilitates our record keeping process, significantly improves our ability to provide cost-efficient fulfillment services to third-party companies as part of our services offering and results in increased consistency with others in our industry. We received a letter of preferability for this change in inventory costing from our independent auditors.

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

Goodwill and Other Intangibles

      Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the nine months ended September 30, 2003. Additionally, in connection with the sale of our mail-order toy catalog business for $5 million in cash, we recorded a reduction of approximately $2 million of associated goodwill during the quarter ended September 30, 2003.

      Other intangibles consist of the following (in thousands):

	September 30, 2003			December 31, 2002

	Other		Other	Other		Other
	Intangibles,	Accumulated	Intangibles,	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net	Gross	Amortization	Net

Contract-based(1)	$16,584	$(16,584)	$—	$16,584	$(14,414)	$2,170
Marketing-related	5,617	(5,247)	370	5,617	(5,010)	607
Technology-based	4,386	(4,353)	33	4,386	(4,331)	55
Customer-related	2,021	(1,765)	256	2,021	(1,393)	628

Total	$28,608	$(27,949)	$659	$28,608	$(25,148)	$3,460

(1)	Accumulated amortization at September 30, 2003 includes $190,000 associated with intangible assets disposed of in connection with the sale of a subsidiary.

      The net carrying amount of intangible assets at September 30, 2003 is scheduled to be fully amortized by the end of 2004.

Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities includes, among other things, liabilities for gift certificates, marketing activities, and workforce costs, including accrued payroll, vacation, and other benefits.

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

      Amounts billed to customers for outbound shipping charges are included in “Net sales” and were $77 million and $73 million for the three months ended September 30, 2003 and 2002, and $235 million and $244 million for the nine months ended September 30, 2003 and 2002.

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

      Since October 1, 2002, we grant restricted stock units as our primary form of stock-based compensation; however, in certain of our foreign jurisdictions, we continue to grant stock options. Stock options granted after December 31, 2002 are subject to variable accounting treatment. Restricted stock units and restricted stock are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense over the corresponding service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

      We record the employer portion of payroll tax expense resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.” Stock-based compensation includes matching contributions under our 401(k) program.

      Stock-based compensation consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock awards — variable accounting	$10,449	$(1,980)	$46,172	$29,547
Fixed accounting(1):
Restricted stock units	9,323	—	22,493	—
Restricted stock(2)	1,164	1,148	4,047	3,700

Total stock-based compensation	$20,936	$(832)	$72,712	$33,247

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.

(2)	Includes expense associated with matching contributions under our 401(k) savings plan.

      We granted stock awards representing 0.3 million and 0.6 million shares of common stock during the three months ended September 30, 2003 and 2002, and 2 million shares of common stock during each of the nine months ended September 30, 2003 and 2002. These awards generally vest over service periods of between three and six years. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 433 million at September 30, 2003, an increase of 1% compared with September 30, 2002.

      The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) — as reported	$15,563	$(35,080)	$(37,872)	$(151,783)
Add: Stock-based compensation, as reported	20,936	(832)	72,712	33,247
Deduct: Total stock-based compensation determined under fair value based method for all awards	(22,449)	(32,302)	(72,525)	(122,289)

Net income (loss) — SFAS No. 123 adjusted	$14,050	$(68,214)	$(37,685)	$(240,825)

Basic and diluted earnings (loss) per share — as reported	$0.04	$(0.09)	$(0.10)	$(0.40)
Basic earnings (loss) per share — SFAS No. 123 adjusted	$0.04	$(0.18)	$(0.10)	$(0.64)
Diluted earnings (loss) per share — SFAS No. 123 adjusted	$0.03	$(0.18)	$(0.10)	$(0.64)

      The fair value for each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Average risk-free interest rate	2.1%	3.1%	2.5%	3.1%
Average expected life (in years)	3.3	3.3	3.3	3.3
Volatility	73.2%	81.8%	78.3%	81.8%

      The weighted average fair value of stock awards (including restricted stock units) per share was $41.78 and $15.27 for awards granted during the three months ended September 30, 2003 and 2002, and $27.90 and $15.33 for awards granted during the nine months ended September 30, 2003 and 2002.

      Outstanding stock awards were as follows (in thousands):

	September 30,

	2003	2002

Stock options(1)(2)	27,841	48,279
Restricted stock units(3)	4,694	20

Outstanding stock awards, excluded from common stock outstanding	32,535	48,299
Restricted stock(4)	831	1,053

Total outstanding stock awards	33,366	49,352

(1)	The weighted average exercise price was $12.37 and $10.72 at September 30, 2003 and 2002.

(2)	Includes 1 million options subject to variable accounting treatment.

(3)	Includes 330,000 and 20,000 restricted stock units subject to variable accounting treatment at September 30, 2003 and 2002.

(4)	Included in issued and outstanding common stock.

Note 2 —	Cash, Cash Equivalents, and Marketable Securities

      Our cash and marketable securities are summarized as follows (at fair value, in thousands):

	September 30,	December 31,
	2003	2002

Cash	$271,697	$302,964
Commercial paper and short-term securities	394,721	435,290

Cash and cash equivalents	666,418	738,254
Certificates of deposit	25,283	22,326
Commercial paper and short-term securities	144	2,073
Corporate notes and bonds	32,788	42,941
Asset-backed and agency securities	113,980	316,715
U.S. Treasury notes and bonds	220,327	174,726
Equity securities	5,720	3,934

Marketable securities	398,242	562,715

Total cash, cash equivalents, and marketable securities	$1,064,660	$1,300,969

      We have pledged a portion of our marketable securities. See “Note 4 — Commitments and Contingencies.”

Note 3 —	Long-Term Debt and Other

      Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	September 30,	December 31,
	2003	2002

4.75% Convertible Subordinated Notes due February 2009(1)	$1,249,807	$1,249,807
6.875% PEACS due February 2010(2)	804,575	724,500
10% Senior Discount Notes due May 2008(3)	—	255,597
Long-term restructuring liabilities (see Note 6)	21,546	31,614
Euro Currency Swap(4)	—	12,159
Capital lease obligations	3,655	8,491
Other long-term debt	7,444	8,456

	2,087,027	2,290,624
Less current portion of capital lease obligations	(2,239)	(7,506)
Less current portion of other long-term debt	(3,819)	(5,813)

Total long-term debt and other	$2,080,969	$2,277,305

(1)	The 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”) are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal of $1.25 billion and a premium of 2.85% of the principal, as of September 30, 2003, which decreases by 47.5 basis points on February 1 of each year until maturity, plus any accrued and unpaid interest.

(2)	The 6.875% PEACS due February 2010 (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of 84.883 Euros per share. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal of 690 million Euros, plus any accrued and unpaid interest. No premium payment is required for early redemption.

(3)	During the second quarter of 2003, we redeemed our 10% Senior Discounts Notes due 2008 (“10% Senior Discount Notes”) for $277 million, consisting of principal repayment of $264 million and a 5% premium of $13 million. Included in our second quarter results and our results for the nine months ended September 30, 2003 is a charge of $15 million to “Remeasurement of 6.875% PEACS and other” representing the 5%

premium and $2 million of remaining deferred issuance charges. Additionally, we paid $2 million to holders of our 10% Senior Discount Notes for interest accrued between May 1, 2003 and May 28, 2003. The interest payment was recorded to “Interest expense” on the consolidated statement of operations for our second quarter 2003 results and our results for the nine months ended September 30, 2003.

(4)	During the second quarter of 2003, we terminated our cross-currency swap agreement (“Euro Currency Swap”) that previously hedged a portion of principal and interest payments on our 6.875% PEACS. See “Note 8 — Remeasurement of 6.875% PEACS and other.”

Subsequent Event: Notification of Partial Redemption of 4.75% Convertible Subordinated Notes

      On October 24, 2003, we announced that on November 24, 2003, we will redeem an aggregate principal amount of $200 million of our 4.75% Convertible Subordinated Notes. As provided in the underlying indenture, the redemption price of $205.7 million represents a $5.7 million (2.85%) premium over the face amount of the 4.75% Convertible Subordinated Notes to be redeemed. We will record a charge in the fourth quarter 2003, classified in “Remeasurement of 6.875% PEACS and other,” of approximately $9 million related to the redemption, consisting of the $5.7 million premium and approximately $3 million in unamortized deferred issuance charges. Accrued and unpaid interest of $3 million, from August 1, 2003 through November 23, 2003, will also be payable at redemption.

Note 4 —	Commitments and Contingencies

Commitments

      We currently lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $13 million for each of the three months ended September 30, 2003 and 2002, and $39 million and $43 million for the nine months ended September 30, 2003 and 2002.

      The following are our contractual commitments associated with our indebtedness, lease obligations, marketing agreements, and operational restructuring (in thousands):

	Three Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Operating and capital commitments:
Debt principal and other(1)	$1,588	$2,004	$74	$—	$—	$2,054,381	$2,058,047
Debt interest(1)(2)	—	114,680	114,680	114,680	114,680	254,992	713,712
Capital leases	1,233	1,502	824	319	—	—	3,878
Operating leases	13,785	49,207	41,075	40,183	38,210	161,382	343,842
Marketing agreements	2,890	1,252	—	—	—	—	4,142

Total operating and capital commitments	19,496	168,645	156,653	155,182	152,890	2,470,755	3,123,621

Restructuring-related commitments:
Operating leases, net of estimated sublease income	2,387	10,250	3,698	3,649	3,604	8,816	32,404
Other	55	1,001	300	—	—	—	1,356

Total restructuring-related commitments	2,442	11,251	3,998	3,649	3,604	8,816	33,760

Total commitments	$21,938	$179,896	$160,651	$158,831	$156,494	$2,479,571	$3,157,381

(1)	Principal and interest payments due under our 6.875% PEACS will fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2003 the Euro to U.S. Dollar exchange rate was 1.1661.

(2)	Our aggregate commitment for debt interest will be reduced to $665 million following the partial redemption of our 4.75% Convertible Subordinated Notes. See “Note 3 — Long-Term Debt and Other.”

      See “Note 6 — Restructuring-Related and Other” for additional information on restructuring-related lease obligations.

Pledged Securities

      We have pledged a portion of our marketable securities as collateral for stand-by letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The change in the total amount of collateral pledged under these agreements is as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap(1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	8,453	(23,095)	—	(14,642)

Balance at September 30, 2003	$66,347	$—	$40,079	$106,426

(1)	Due to the termination of the Euro Currency Swap in the second quarter of 2003, collateral previously pledged under this agreement is no longer subject to restrictions. See “Note 8 — Remeasurement of 6.875% PEACS and Other.”

Legal Proceedings

      On April 12, 2001, we received a request from the SEC staff for the voluntary production of documents and information concerning, among other things, previously reported sales of our common stock by our Chairman and Chief Executive Officer, Jeffrey P. Bezos, on February 2 and 5, 2001. We have cooperated fully with the SEC staff’s inquiry.

      A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

      In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under Tennessee’s False Claims Act. In July 2003, we received a similar complaint filed in Cook County District Court, Nevada, by the same private litigant alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Nevada. In September 2003, we learned that a similar complaint was filed by the same private litigant in Illinois alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Illinois. We are aware that the private litigant in this case has filed similar actions against other retailers in other states, and it is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

      On July 17, 2003, Pinpoint, Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The complaint alleges that our personalization technology infringes several patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees against all defendants. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

      Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

Note 5 —	Comprehensive Income (Loss)

      Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$15,563	$(35,080)	$(37,872)	$(151,783)
Foreign currency translation gains, net	8,174	1,408	21,537	9,831
Net unrealized gains (losses) on available-for-sale securities	2,457	1,613	(4,898)	12,462
Net activity of Euro Currency Swap	422	(7,658)	10,460	1,544

Other comprehensive income (loss)	11,053	(4,637)	27,099	23,837

Comprehensive income (loss)	$26,616	$(39,717)	$(10,773)	$(127,946)

      Activity in other comprehensive income (loss) relating to the Euro Currency Swap for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Remeasurement of Euro Currency Swap to fair value	$—	$(7,673)	$14,842	$9,426
Reclassification of losses and gains on the Euro Currency Swap to offset currency gains and losses on hedged portion of 6.875% PEACS	—	15	(5,081)	(7,882)
Amortization of net unrealized losses on Euro Currency Swap	422	—	699	—

Net activity of Euro Currency Swap	$422	$(7,658)	$10,460	$1,544

      At September 30, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $13 million. In accordance with SFAS No. 133, resulting from the termination of our Euro Currency Swap, future reclassifications of cumulative losses on the Euro Currency Swap from “Accumulated other comprehensive income” to “Remeasurement of 6.875% PEACS and other” will be recorded using the effective interest method over the remaining life of the 6.875% PEACS.

Note 6 —	Restructuring-Related and Other

      As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. No restructuring-related expenses were incurred during the three months or nine months ended September 30, 2003. Restructuring-related and other expenses were $47 million for the nine months ended September 30, 2002 associated with the revision of our January 2001 restructuring estimates for ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia.

      Restructuring-related charges were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Continuing lease obligations	$—	$36,757	$—	$45,835
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	—	—	896

Total restructuring-related charges	$—	$36,757	$—	$46,731

      At September 30, 2003, the accrued liability associated with restructuring-related and other charges was $34 million and consisted of the following (in thousands):

	Balance at		Balance at
	December 31,		September 30,	Due Within	Due After
	2002	Payments(1)	2003	12 Months(2)	12 Months(2)

Lease obligations, net of estimated sublease income	$51,216	$(18,812)	$32,404	$11,458	$20,946
Broker commissions, professional fees and other miscellaneous restructuring costs	5,625	(4,269)	1,356	756	600

Total restructuring-related liability	$56,841	$(23,081)	$33,760	$12,214	$21,546

(1)	In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility.

(2)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

      Restructuring-related lease obligations are as follows (in thousands):

	Three Months
	Ended
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$3,090	$14,534	$10,008	$10,021	$10,078	$29,663	$77,394
Estimated sublease income(1)	(703)	(4,284)	(6,310)	(6,372)	(6,474)	(20,847)	(44,990)

Estimated net lease obligations	$2,387	$10,250	$3,698	$3,649	$3,604	$8,816	$32,404

(1)	At September 30, 2003, we had sublease agreements covering $15 million in future payments.

Note 7 —	Other Income, Net

      Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gain on sales of marketable securities, net	$141	$3,020	$9,393	$3,833
Foreign-currency transaction losses, net	(1,021)	(360)	(1,189)	(411)
Miscellaneous state, foreign, and other taxes	1,360	(274)	(1,338)	(617)
Other miscellaneous gains (losses), net	(228)	797	(70)	71

Total other income, net	$252	$3,183	$6,796	$2,876

Note 8 —	Remeasurement of 6.875% PEACS and Other

      Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Foreign-currency gains (losses) on remeasurement of 6.875% PEACS	$(12,213)	$123	$(74,993)	$(64,637)
Gain on sales of Euro-denominated investments, net	—	—	5,827	2,227
Gain on sales of equity investments, net	—	2,236	—	12,339
Loss on redemption of 10% Senior Discount Notes	—	—	(15,176)	—
Loss on termination of Euro Currency Swap	—	—	(5,880)	—
Amortization of net unrealized losses on Euro Currency Swap	(422)	—	(699)	—
Other-than-temporary impairments and other(1)	1,493	(98)	(2,235)	(5,606)

Total remeasurement of 6.875% PEACS and other	$(11,142)	$2,261	$(93,156)	$(55,677)

(1)	Includes a $2 million gain on the sale of our mail-order toy catalog business for $5 million in cash recorded in the third quarter of 2003.

      At September 30, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $13 million. During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurement of 6.875% PEACS and other” representing the remaining basis in our swap asset. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, this accumulated loss will be amortized to “Remeasurement of 6.875% PEACS and other” over the life of the 6.875% PEACS. If we redeem or otherwise restructure our

6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurement of 6.875% PEACS and other.”

Note 9 —	Employee Benefit Plan

      We have a 401(k) savings plan covering substantially all of our employees, and eligible employees may contribute through payroll deductions. Beginning in April 2003, we began matching a portion of employee contributions using our common stock. During the three and nine months ended September 30, 2003, we issued 26,000 and 41,000 shares of common stock in connection with matching contributions for the 401(k) savings plan.

Note 10 —	Segment Information

      We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third-party sellers on our Websites, as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with a primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

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

International

      The International segment consists of amounts earned from retail sales of consumer products through internationally focused Websites, such as www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores and from non-retail activities such as internationally focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

      Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in thousands):

Three Months Ended September 30, 2003:

	North
	America	International	Consolidated

Net sales	$709,271	$425,185	$1,134,456
Cost of sales	508,150	340,485	848,635

Gross profit	201,121	84,700	285,821
Direct segment operating expenses	138,606	73,562	212,168

Segment operating income	62,515	11,138	73,653
Stock-based compensation			20,936
Amortization of other intangibles			786

Income from operations			51,931
Total non-operating expenses, net			(36,368)

Net income			$15,563

Three Months Ended September 30, 2002:

	North
	America	International	Consolidated

Net sales	$587,004	$264,295	$851,299
Cost of sales	432,319	202,813	635,132

Gross profit	154,685	61,482	216,167
Direct segment operating expenses	128,339	60,336	188,675

Segment operating income	26,346	1,146	27,492
Stock-based compensation			(832)
Amortization of other intangibles			1,212
Restructuring-related and other charges			36,757

Loss from operations			(9,645)
Total non-operating expenses, net			(24,878)
Equity in losses of equity-method investees, net			(557)

Net loss			$(35,080)

Nine Months Ended September 30, 2003:

	North
	America	International	Consolidated

Net sales	$2,116,506	$1,201,421	$3,317,927
Cost of sales	1,538,496	949,100	2,487,596

Gross profit	578,010	252,321	830,331
Direct segment operating expenses	409,236	212,793	622,029

Segment operating income	168,774	39,528	208,302
Stock-based compensation			72,712
Amortization of other intangibles			2,611

Income from operations			132,979
Total non-operating expenses, net			(170,415)
Equity in losses of equity-method investees, net			(436)

Net loss			$(37,872)

Nine Months Ended September 30, 2002:

	North
	America	International	Consolidated

Net sales	$1,794,786	$709,540	$2,504,326
Cost of sales	1,296,450	550,417	1,846,867

Gross profit	498,336	159,123	657,459
Direct segment operating expenses	400,903	178,412	579,315

Segment operating income (loss)	97,433	(19,289)	78,144
Stock-based compensation			33,247
Amortization of other intangibles			4,565
Restructuring-related and other charges			46,731

Loss from operations			(6,399)
Total non-operating expenses, net			(142,716)
Equity in losses of equity-method investees, net			(3,469)
Cumulative effect of change in accounting principle			801

Net loss			$(151,783)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Critical Accounting Judgments

      The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see “Note 1 — Accounting Policies,” in Item 1 of Part I, “Financial Statements,” of this Quarterly Report on Form 10-Q and “Note 1 — Description of Business and Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Significant Accounting Policies

Inventories

      Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value.

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

      We earn revenues from business-to-business commercial agreements, including providing our technology services such as search, browse and personalization; permitting other businesses and individuals to offer products or services through our Websites; and powering third-party Websites, either with or without providing accompanying fulfillment services. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services we provide under these agreements, we generally receive cash. In the past, we have accepted as compensation under these arrangements equity securities, or a combination of equity securities and cash. We measure the fair value of any equity consideration when the agreement is executed or when forfeiture or vesting provisions lapse. We generally recognize revenue from these marketing and promotional services (including revenues associated with non-refundable advance payments) on a straight-line basis over the period during which we perform services under these agreements, commencing at the launch date of the service. If we receive non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences. Equity-based revenue during the three months ended September 30, 2003 was insignificant. We recorded equity-based revenues of $2 million for the three months ended September 30, 2002. Equity based revenues for the nine months ended September 30, 2003 and 2002 were less than $1 million and $12 million.

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

Vendor Agreements

      We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products and, therefore, we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in selling the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.

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

Accounting for Goodwill

      SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the nine months ended September 30, 2003. Additionally, in connection with the sale of our mail-order toy catalog business, we recorded a reduction of approximately $2 million of associated goodwill.

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

Results of Operations

Segments Description

      We present segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources. During the first quarter of 2003, our chief operating decision maker began reviewing operating results along two lines: North America and International. This change was prompted by the increasing prominence and overall importance of third party sellers on our Websites, as well as how both capital and human resources are allocated for technology and fulfillment operations. We have aligned our organization with a primary management objective of increasing overall unit sales volume, regardless of whether a third party or the Company is the seller.

      The North America segment includes amounts earned from retail sales of consumer products through www.amazon.com and www.amazon.ca (including from third-party sellers), from North America focused Syndicated Stores and mail-order catalogs and from non-retail activities such as North America focused Merchant.com, marketing, and promotional agreements.

      The International segment includes amounts earned from retail sales of consumer products through internationally focused Websites, such as www.amazon.co.uk, www.amazon.de, www.amazon.fr, and

www.amazon.co.jp (including from third-party sellers), from internationally focused Syndicated Stores, and from non-retail activities such as internationally focused marketing and promotional agreements. Our International segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

Net Sales

      Net sales include the selling price of consumer products sold by us, less promotional discounts, Amazon-funded rebates, and sales returns; outbound shipping charges billed to our customers; commissions earned, consisting of fixed fees, sales commissions, per-unit activity fees, or some combination thereof, from third-party sellers on our sites, including Merchant@ and Amazon Marketplace sellers; the selling price of consumer products sold by us through our Syndicated Stores program; amounts earned (fixed fees, sales commissions, per-unit activity fees, or some combination thereof) in connection with our Merchant.com program; and amounts earned for miscellaneous marketing and promotional agreements.

      Net sales were $1.13 billion and $851 million for the three months ended September 30, 2003 and 2002, and $3.32 billion and $2.50 billion for the nine months ended September 30, 2003 and 2002, representing increases of 33% over each of the prior year periods. Net sales for our North America segment were $709 million and $587 million for the three months ended September 30, 2003 and 2002, and $2.12 billion and $1.79 billion for the nine months ended September 30, 2003 and 2002, representing increases of 21% and 18%. Net sales for our International segment were $425 million and $264 million for the three months ended September 30, 2003 and 2002, and $1.20 billion and $710 million for the nine months ended September 30, 2003 and 2002, representing increases of 61% and 69%. Net sales benefited $29 million in comparison to the third quarter of 2002, and $135 million in comparison to the nine months ended September 30, 2002, due to changes in foreign exchange rates as the U.S. Dollar weakened. The future growth of our International segment may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results — We Have Foreign Exchange Risk.”

      Shipping revenue, which consists of outbound shipping charges to our customers and excludes amounts earned from third-party sellers, was $77 million and $73 million for the three months ended September 30, 2003 and 2002, and $235 million and $244 million for the nine months ended September 30, 2003 and 2002. The decline in shipping revenue as a percentage of net sales, in comparison to the prior year periods, is primarily due to the increased acceptance by our customers of our free shipping offers. These free shipping offers reduce shipping revenue as a percentage of sales and reduce our gross margins on retail sales. We view these shipping offers as an effective marketing tool and intend to continue offering them.

Gross Profit

      Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and certain costs associated with our service revenues. In instances where we incur fulfillment center costs to ship products on behalf of third-party sellers or provide customer service on their behalf, such costs are classified as “Cost of sales” rather than “Fulfillment” on the consolidated statements of operations. All credit card fees and bad debt costs, including those associated with our guarantee for certain third-party seller transactions, are classified in “Fulfillment” on the consolidated statements of operations.

      Gross profit was $286 million and $216 million for the three months ended September 30, 2003 and 2002, and $830 million and $657 million for the nine months ended September 30, 2003 and 2002. Gross margin was 25% for each of the three months ended September 30, 2003 and 2002, and 25% and 26% for the nine months ended September 30, 2003 and 2002.

      Gross profit for our North America segment was $201 million and $155 million for the three months ended September 30, 2003 and 2002, and $578 million and $498 million for the nine months ended September 30, 2003 and 2002. Gross margin was 28% and 26% for our North America segment during the three months ended September 30, 2003 and 2002, and 27% and 28% for the nine months ended September 30, 2003 and 2002.

      Gross profit for our International segment was $85 million and $61 million for the three months ended September 30, 2003 and 2002, and $252 million and $159 million for the nine months ended September 30, 2003 and 2002. Gross margin was 20% and 23% for our International segment during the three months ended September 30, 2003 and 2002, and 21% and 22% for the nine months ended September 30, 2003 and 2002.

      The increases in gross profit in comparison with the prior periods correspond with increases in unit sales, including those by third-party sellers, offset by our year-around free shipping offers and lower prices for customers. The decline in gross margin for the nine months ended September 30, 2003 in comparison to the prior year is primarily the result of our year-round free shipping offers and lower prices for customers, partially offset by increases in higher-margin sales by third parties and improvements in vendor pricing. Generally, our gross margins fluctuate based on several factors, including our mix of sales during the period, sales volumes by third-party sellers, competitive pricing decisions, changes in vendor pricing, and general efforts to reduce prices for our customers over time, as well as the extent to which our customers accept our free shipping offers. Gross profit benefited $6 million in comparison to the third quarter of 2002, and $29 million in comparison to the nine months ended September 30, 2002, due to changes in foreign exchange rates as the U.S. Dollar weakened.

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

      Shipping activity resulted in losses of $27 million and $10 million for the three months ended September 30, 2003 and 2002 and losses of $81 million and $10 million for the nine months ended September 30, 2003 and 2002. Losses from shipping primarily reflect the increased acceptance by our customers of our free shipping offers, offset in part by cost savings from efficiencies in our outbound shipping. We continue to measure our shipping results relative to their effect on our overall financial results, with the viewpoint that free shipping offers are an effective marketing tool. We intend to continue offering these alternatives, which will reduce shipping revenue as a percentage of sales and negatively affect gross margins.

Fulfillment

      Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; credit card fees and bad debt costs, including costs associated with our guarantee for certain third-party seller transactions; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation, are classified as cost of sales rather than fulfillment. Fulfillment costs were $107 million and $90 million for the three months ended September 30, 2003 and 2002, representing 9% and 11% of net sales and $318 million and $266 million for the nine months ended September 30, 2003 and 2002, representing 10% and 11% of net sales. The increase in fulfillment costs in comparison with the prior year primarily corresponds with sales volume. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per order resulting from improvements in our operations, and enhancements to our customer self-service features available on our Websites. These improvements were offset, in part, by credit card fees associated with third-party seller transactions, which represent a significant percentage relative to commission amounts earned, and as a result, negatively affect fulfillment as a percentage of net sales.

Marketing

      Marketing expenses consist of advertising; on-line marketing, including amounts paid under our Syndicated Stores and Associates programs; public relations expenditures; and payroll and related expenses for personnel engaged in marketing and selling activities. Marketing expenses, net of co-operative marketing reimbursements, were $29 million and $27 million for the three months ended September 30, 2003 and 2002, representing 3% of net sales in both periods, and $82 million and $88 million for the nine months ended September 30, 2003 and 2002, representing 2% and 4% of net sales. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them. Declines in expense for the nine months ended September 30, 2003 over the corresponding period in the prior year, for marketing-related activities, reflect our efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities. These decreases are partially offset by increased investment in marketing channels considered most effective in driving incremental net sales, such as our Associates program and other variable on-line marketing agreements. Our Associates program enables participating Websites to make our products available to their users with fulfillment performed by us. We provide to our customers free shipping alternatives, and although the effect of these shipping offers are reflected in gross profit and does not directly affect marketing expenses, we view these offers as an effective marketing tool. We intend to continue offering these free shipping alternatives indefinitely.

Technology and Content

      Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews. Technology and content expenses were $54 million and $53 million for the three months ended September 30, 2003 and 2002, representing 5% and 6% of net sales, and $156 million and $167 million for the nine months ended September 30, 2003 and 2002, representing 5% and 7% of net sales. The decline in absolute dollars spent in comparison with the prior year, for the nine month period, primarily reflects efficiency improvements in our systems infrastructure, as well as improved expense management and general cost reductions in some expense categories. This decline was partially offset during the three months ended September 30, 2003 as we continued to invest in technology by hiring additional software engineers. We expect to continue investing in technology and improvements to our Websites, which may include, but are not limited to, hiring additional employees, offering additional Website features and product categories to our customers, and implementing additional commercial relationships, as well as potentially continuing our international expansion.

General and Administrative

      General and administrative expenses consist of payroll and related expenses for executive, finance, and administrative personnel, human resources, professional fees, and other general corporate expenses. General and administrative expenses were $22 million and $19 million for the three months ended September 30, 2003 and 2002, representing 2% of net sales in each period, and $65 million and $59 million for the nine months ended September 30, 2003 and 2002, representing 2% of net sales in each period.

Stock-Based Compensation

      Stock-based compensation consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock awards — variable accounting	$10,449	$(1,980)	$46,172	$29,547
Fixed accounting(1):
Restricted stock units	9,323	—	22,493	—
Restricted stock(2)	1,164	1,148	4,047	3,700

Total stock-based compensation	$20,936	$(832)	$72,712	$33,247

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.

(2)	Includes expense associated with matching contributions under our 401(k) savings plan.

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

      Using the following hypothetical market prices of our common stock above and below our September 30, 2003 closing price of $48.43, our stock-based compensation expense for the three months ended Sept 30, 2003 would have been affected by variable accounting treatment as follows (in thousands, except percentages and per share amounts):

			Hypothetical vs.
Percentage Difference	Hypothetical Market	Hypothetical Stock-Based	Actual Stock-Based
Closing Price(1)	Price per Share(1)	Compensation Expense	Compensation Expense

(25)%	$36.32	$14,293	$(6,643)
(10)%	43.59	18,130	(2,806)
0%	48.43	20,936 (2)	—
10%	53.27	23,869	2,933
25%	60.54	28,885	7,949

(1)	This is hypothetical and not a prediction of future quoted prices of our common stock.

(2)	Represents actual stock-based compensation expense for the three months ended September 30, 2003.

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

      We granted stock awards representing 0.3 million and 0.6 million shares of common stock during the three months ended September 30, 2003 and 2002, and 2 million shares of common stock during each of the nine months ended September 30, 2003 and 2002. These awards generally vest over service periods of between three and six years. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 433 million at September 30, 2003, an increase of 1% compared with September 30, 2002.

      Outstanding stock awards were as follows (in thousands):

	September 30,

	2003	2002

Stock options(1)(2)	27,841	48,279
Restricted stock units(3)	4,694	20

Outstanding stock awards, excluded from common stock outstanding	32,535	48,299
Restricted stock(4)	831	1,053

Total outstanding stock awards	33,366	49,352

(1)	The weighted average exercise price was $12.37 and $10.72 at September 30, 2003 and 2002.

(2)	Includes 1 million options subject to variable accounting treatment.

(3)	Includes 330,000 and 20,000 restricted stock units subject to variable accounting treatment at September 30, 2003 and 2002.

(4)	Included in issued and outstanding common stock.

Restructuring-Related and Other

      As previously disclosed, in the first quarter of 2001 we announced and began implementation of our operational restructuring plan. The restructuring is complete; however, we may adjust our restructuring-related estimates in the future, if necessary. No restructuring-related expenses were incurred during the three or nine months ended September 30, 2003. Restructuring-related and other expenses were $47 million for the nine months ended September 30, 2002 associated with the revision of our January 2001 restructuring estimates for ongoing lease obligations for our facilities in Seattle, Washington and McDonough, Georgia.

      Cash payments resulting from our operational restructuring were $3 million and $8 million for the three months ended September 30, 2003 and 2002, and $23 million and $34 million for the nine months ended September 30, 2003 and 2002. In December 2002, we reached a termination agreement with the landlord of our leased fulfillment center facility in McDonough, Georgia. This agreement resulted in $12 million of cash payments in the first quarter of 2003, including $8 million associated with the termination agreement and $4 million associated with restoration costs. No further payments are required relating to the McDonough, Georgia facility. Included in our estimate of future cash payments associated with our January 2001 restructuring are estimated sublease cash receipts of $45 million, of which, at September 30, 2003, $15 million are covered by sublease agreements. We estimate, based on currently available information, the remaining net cash outflows associated with our restructuring-related commitments will be as follows (in thousands):

	Leases	Other	Total

Three months ending December 31, 2003	$2,387	$55	$2,442
Years ended:
2004	10,250	1,001	11,251
2005	3,698	300	3,998
2006	3,649	—	3,649
2007	3,604	—	3,604
Thereafter	8,816	—	8,816

Total estimated remaining restructuring-related cash flows	$32,404	$1,356	$33,760

Segment Operating Income

      Our chief operating decision maker reviews our segment operating results based on a measure of segment operating profit or loss that excludes stock-based compensation, amortization of other intangibles, and restructuring-related and other charges, each of which is not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments. See “Note 10 — Segment Information,” in Item 1 of Part I, “Financial Statements” for additional information, including a reconciliation of segment results to “Net loss” as reported under GAAP.

      Our North America segment operating income was $63 million and $26 million for the three months ended September 30, 2003 and 2002, representing an increase of 137%, and $169 million and $97 million for the nine months ended September 30, 2003 and 2002, representing an increase of 73%. This improvement primarily results from increasing revenues, including amounts earned from sales by third parties, and leveraging our direct cost structure relative to sales growth.

      Our International segment operating income was $11 million and $1 million for the three months ended September 30, 2003 and 2002. Our International segment operating income was $40 million for the nine months ended September 30, 2003 as compared to an operating loss of $19 million for the nine months ended September 30, 2002. These improvements primarily resulted from revenue growth of 61% and 69% for the three and nine months ended September 30, 2003. Also contributing to the improvement in our International segment operating income was leverage in our direct cost structure relative to sales growth. International segment operating income benefited $1 million in comparison to the third quarter of 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened.

Income (Loss) from Operations

      Our income from operations was $52 million for the three months ended September 30, 2003 and our loss from operations was $10 million for the three months ended September 30, 2002. Our income from operations was $133 million for the nine months ended September 30, 2003 and our loss from operations was $6 million for the nine months ended September 30, 2002. The improvement in operating results in comparison with the prior year was attributable to increasing revenues and leveraging our direct cost structure relative to sales growth. Income from operations benefited $1 million and $8 million in comparison to the three and nine months ended September 30, 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened.

Net Interest Expense

      Net interest expense was $25 million and $30 million for the three months ended September 30, 2003 and 2002, and $84 million and $90 million for the nine months ended September 30, 2003 and 2002. Interest income was $4 million and $6 million for the three months ended September 30, 2003 and 2002, and $17 million for each of the nine months ended September 30, 2003 and 2002. Interest income fluctuates with prevailing interest rates and the average balance of invested funds. Interest expense was $30 million and $36 million for the three months ended September 30, 2003 and 2002, a decrease of $6 million primarily due to the second quarter 2003 redemption of our 10% Senior Discount Notes, offset by the negative effect on interest expense associated with our 6.875% PEACS as the U.S. Dollar weakened in comparison to the Euro. Interest Expense was $101 million and $107 million for the nine months ended September 30, 2003 and 2002. Interest expense is primarily related to our 6.875% PEACS, 4.75% Convertible Subordinated Notes, and our 10% Senior Discount Notes. In addition, the recent termination of our Euro Currency Swap will make future interest expense more volatile.

Other Income, Net

      Other income, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gain on sales of marketable securities, net	$141	$3,020	$9,393	$3,833
Foreign-currency transaction losses, net	(1,021)	(360)	(1,189)	(411)
Miscellaneous state, foreign, and other taxes	1,360	(274)	(1,338)	(617)
Other miscellaneous gains (losses), net	(228)	797	(70)	71

Total other income, net	$252	$3,183	$6,796	$2,876

Remeasurement of 6.875% PEACS and Other

      Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Foreign-currency (gains) losses on remeasurement of 6.875% PEACS	$(12,213)	$123	$(74,993)	$(64,637)
Gain on sales of Euro-denominated investments, net	—	—	5,827	2,227
Gain on sales of equity investments, net	—	2,236	—	12,339
Loss on redemption of 10% Senior Discount Notes	—	—	(15,176)	—
Loss on termination of Euro Currency Swap	—	—	(5,880)	—
Amortization of net unrealized losses on Euro Currency Swap	(422)	—	(699)	—
Other-than-temporary impairments and other(1)	1,493	(98)	(2,235)	(5,606)

Total remeasurement of 6.875% PEACS and other	$(11,142)	$2,261	$(93,156)	$(55,677)

(1)	Includes a $2 million gain on the sale of our mail-order toy catalog business for $5 million in cash recorded in the third quarter of 2003.

      Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurement of 6.875% PEACS and other,” on our consolidated statements of operations.

      During the second quarter of 2003, we redeemed our 10% Senior Discounts Notes due 2008 (“10% Senior Discount Notes”) for $277 million, consisting of principal repayment of $264 million and a 5% premium of $13 million. Included in our second quarter results and our results for the nine months ended September 30, 2003 is a charge of $15 million to “Remeasurement of 6.875% PEACS and other” representing the 5% premium and $2 million of remaining deferred issuance charges. Additionally, we paid $2 million to holders of our 10% Senior Discount Notes for interest accrued between May 1, 2003 and May 28, 2003. The interest payment was recorded to “Interest expense” on the consolidated statement of operations for our second quarter results and our results for the nine months ended September 30, 2003.

      At September 30, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $13 million. During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurement of 6.875% PEACS and other” representing the remaining basis in our swap asset. In accordance with SFAS No. 133, Accounting for

Derivative Instruments and Hedging Activities, this accumulated loss will be amortized to “Remeasurement of 6.875% PEACS and other” over the life of the 6.875% PEACS. If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurement of 6.875% PEACS and other.”

Equity in Losses of Equity-Method Investees

      No equity-method losses were recorded during the third quarter of 2003 since our basis in equity-method investments was reduced to zero as of March 31, 2003. Equity-method losses were $0.6 million for the three months ended September 30, 2002, and $0.4 million and $3 million for the nine months ended September 30, 2003 and 2002. Equity-method losses are only recorded until the underlying investments are reduced to zero.

Income Taxes

      We have provided for current and deferred U.S. federal, state, and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of September 30, 2003, we have recorded a net deferred tax asset of $3 million, classified in “Other assets,” which consists primarily of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

      At September 30, 2003, we had net operating loss carryforwards of approximately $2.9 billion related to U.S. federal, state, and foreign jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 and other limitations under state and foreign tax laws. Additionally, approximately $230 million of capital loss carryforwards begins to expire in 2005. Approximately $1.6 billion of our net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation recorded for tax purposes but not financial reporting purposes, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Net Income (Loss)

      Net income was $16 million and net loss was $35 million for the three months ended September 30, 2003 and 2002. Net loss was $38 million and $152 million for the nine months ended September 30, 2003 and 2002. Year over year improvements during the third quarter and year-to-date periods of 2003 primarily resulted from improvements in operating income offset by losses on the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars.

      Although we reported net income for the third quarter of 2003, we believe that this positive net income result should not be viewed as a material positive event and is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the gain or loss associated with the remeasurement of our 6.875% PEACS that results from fluctuations between the U.S. Dollar and the Euro and stock-based compensation associated with variable accounting treatment. These items represented significant charges during the first, second, and third quarters of 2003 and may result in significant charges or gains in future periods.

Non-GAAP Financial Measures

      Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. We believe that certain of our financial measures which meet the definition of a non-GAAP financial measure are important supplemental information to investors. We provide: “consolidated segment operating income (loss),” “pro forma net income (loss),” “pro forma net earnings (loss) per share,” and “free cash flow.”

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

      Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For example, certain companies disclose a financial measure of earnings before certain charges such as interest, taxes, depreciation, and amortization, commonly referred to as EBITDA. We considered the use of EBITDA as a supplemental performance measure to GAAP, but believe consolidated segment operating income (loss) and pro forma net income (loss) are superior for our Company as certain periodic costs associated with our invested capital, such as fixed asset depreciation expense and amortization of software development costs, and certain costs associated with our capital structure, such as interest expense, are relevant and important factors affecting our management decisions. For information about our financial results as reported in accordance with GAAP, see Item 8 of Part II, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2002 and in Item 1 of Part 1, “Financial Statements,” on this Form 10-Q. For a quantitative reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures, see “Reconciliation Tables” below.

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

Items Excluded From Consolidated Segment Operating Income (Loss)

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

Restructuring-Related and Other

      We exclude restructuring-related and other expenses, which are cash and non-cash amounts, for the following reasons:

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

Impairment of Goodwill

      If, in the future, we incur impairment losses on our goodwill, such charges would be excluded from consolidated segment operating income (loss) since they would be non-cash, and not in the immediate control of management. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the nine months ended September 30, 2003.

Limitations of Consolidated Segment Operating Income (Loss)

      Consolidated segment operating income (loss) has certain limitations. First, because it excludes “Stock-based compensation,” the financial measure does not include all expenses primarily related to our workforce. We compensate for this limitation by providing supplemental information about stock-based compensation on the face of our consolidated statements of operations and in the footnotes to our financial statements. We also provide supplemental information about outstanding stock-based awards, including their dilutive effect on shareholders, in the footnotes to our financial statements. See “Note 1 — Accounting Policies” in Item 1 of Part I, “Financial Statements” for presentation of our stock-based compensation expense calculated on a consistent basis for all awards using the fair value method as prescribed under SFAS No. 123, as well as total outstanding stock-based awards and related activity.

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

Pro Forma Net Income (Loss)

      Pro forma net income (loss), including the related pro forma net earnings (loss) per share, which we reconcile to net income (loss) and net earnings (loss) per share, excludes, in addition to the line items described above as excluded from consolidated segment operating income (loss), the following line items on our consolidated statements of operations:

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

Items Excluded From Pro Forma Net Income (Loss)

      See “Consolidated Segment Operating Income — Excluded Items” for an explanation of “Stock-based compensation,” “Amortization of other intangibles,” and “Restructuring-related and other,” and “Impairment of goodwill.”

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

Equity in Losses of Equity-Method Investees, Net

      We exclude equity in losses of equity-method investees, net, because it generates potential non-cash gains or losses, which are based on the financial results of other companies that we do not manage or control and are difficult to predict. In addition, we believe these non-cash gains and losses are not indicative of our financial or operating performance. Finally, in recent quarters, these amounts represented insignificant charges and, absent future investments, we expect this trend to continue. In the third quarter 2003, we recorded no equity method losses or gains.

Cumulative Effect of Change in Accounting Principle

      We exclude cumulative effect of change in accounting principle because it generates non-cash charges, which we believe are not indicative of our financial or operating performance.

Limitations of Pro Forma Net Income (Loss)

      Pro forma net income (loss) has the same limitations as consolidated segment operating income. See “Consolidated Segment Operating Income — Limitations of Consolidated Segment Operating Income” above. In addition, when the 6.875% PEACS are retired, whether by early redemption or restructuring or at maturity in 2010, the foreign currency effect of changes in the exchange ratio between the U.S. Dollar and the Euro will result in a cash effect. We compensate for this limitation by valuing the 6.875% PEACS at fair value on our consolidated balance sheets and including that fair value in our summary of commitments in the notes to our financial statements. See “Note 3 — Long-Term Debt and Other,” and “Note 4 — Commitments and Contingencies” in Item 1 of Part I, “Financial Statements.”

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

Limitations of Free Cash Flow

      Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

Reconciliation Table

      The following is a reconciliation of our non-GAAP measures to the most comparable GAAP measures for the three months ended September 30, 2003 and 2002 (in thousands, expect per share data). Interim reconciliations are consistent with full-year presentation.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma

Net sales	$1,134,456	$—	$1,134,456	$851,299	$—	$851,299
Cost of sales	848,635	—	848,635	635,132	—	635,132

Gross profit	285,821	—	285,821	216,167	—	216,167
Operating expenses:
Fulfillment	107,057	—	107,057	90,342	—	90,342
Marketing	28,943	—	28,943	26,728	—	26,728
Technology and content	53,775	—	53,775	52,907	—	52,907
General and administrative	22,393	—	22,393	18,698	—	18,698
Stock-based compensation	20,936	(20,936)	—	(832)	832	—
Amortization of other intangibles	786	(786)	—	1,212	(1,212)	—
Restructuring-related and other	—	—	—	36,757	(36,757)	—

Total operating expenses	233,890	(21,722)	212,168	225,812	(37,137)	188,675

Income (loss) from operations	51,931	21,722	73,653 (2)	(9,645)	37,137	27,492 (2)
Interest income	4,324	—	4,324	5,600	—	5,600
Interest expense	(29,802)	—	(29,802)	(35,922)	—	(35,922)
Other income (expense), net	252	—	252	3,183	—	3,183
Remeasurement of 6.875% PEACS and other	(11,142)	11,142	—	2,261	(2,261)	—

Total non-operating expenses, net	(36,368)	11,142	(25,226)	(24,878)	(2,261)	(27,139)

Income (loss) before equity in losses of equity-method investees	15,563	32,864	48,427	(34,523)	34,876	353
Equity in losses of equity-method investees, net	—	—	—	(557)	557	—

Net income (loss)	$15,563	$32,864	$48,427	$(35,080)	$35,433	$353

Basic earnings (loss) per share	$0.04	$0.08	$0.12	$(0.09)	$0.09	$—

Diluted earnings (loss) per share	$0.04	$0.07	$0.11	$(0.09)	$0.09	$—

Weighted average shares used in computation of earnings (loss) per share:
Basic	397,912		397,912	379,650		379,650

Diluted	422,802		422,802	379,650		398,361

Net cash provided by operating activities			$36,817			$38,108
Purchases of fixed assets, including internal-use software and Website development			(15,192)			(11,353)

Free cash flow			$21,625			$26,755

Net cash provided by (used in) investing activities			$(60,012)			$11,082

Net cash provided by financing activities			$37,798			$1,912

(1)	In accordance with accounting principles generally accepted in the United States.

(2)	Consolidated segment operating income.

      The following is a reconciliation of our non-GAAP measures to the most comparable GAAP measures for the nine months ended September 30, 2003 and 2002 (in thousands, expect per share data). Interim reconciliations are consistent with full-year presentation.

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma

Net sales	$3,317,927	$—	$3,317,927	$2,504,326	$—	$2,504,326
Cost of sales	2,487,596	—	2,487,596	1,846,867	—	1,846,867

Gross profit	830,331	—	830,331	657,459	—	657,459
Operating expenses:
Fulfillment	318,217	—	318,217	265,908	—	265,908
Marketing	82,496	—	82,496	87,804	—	87,804
Technology and content	155,998	—	155,998	166,569	—	166,569
General and administrative	65,318	—	65,318	59,034	—	59,034
Stock-based compensation	72,712	(72,712)	—	33,247	(33,247)	—
Amortization of other intangibles	2,611	(2,611)	—	4,565	(4,565)	—
Restructuring-related and other	—	—	—	46,731	(46,731)	—

Total operating expenses	697,352	(75,323)	622,029	663,858	(84,543)	579,315

Income (loss) from operations	132,979	75,323	208,302 (2)	(6,399)	84,543	78,144 (2)
Interest income	16,625	—	16,625	16,902	—	16,902
Interest expense	(100,680)	—	(100,680)	(106,817)	—	(106,817)
Other income (expense), net	6,796	—	6,796	2,876	—	2,876
Remeasurement of 6.875% PEACS and other	(93,156)	93,156	—	(55,677)	55,677	—

Total non-operating expenses, net	(170,415)	93,156	(77,259)	(142,716)	55,677	(87,039)

Income (loss) before equity in losses of equity-method investees	(37,436)	168,479	131,043	(149,115)	140,220	(8,895)
Equity in losses of equity-method investees, net	(436)	436	—	(3,469)	3,469	—

Income (loss) before change in accounting principle	(37,872)	168,915	131,043	(152,584)	143,689	(8,895)
Cumulative effect of change in accounting principle	—	—	—	801	(801)	—

Net income (loss)	$(37,872)	$168,915	$131,043	$(151,783)	$142,888	$(8,895)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.10)	$0.43	$0.33	$(0.41)	$0.39	$(0.02)
Cumulative effect of change in accounting principle	—	—	—	0.01	(0.01)	—

	$(0.10)	$0.43	$0.33	$(0.40)	$0.38	$(0.02)

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$(0.10)	$0.41	$0.31	$(0.41)	$0.39	$(0.02)
Cumulative effect of change in accounting principle	—	—	—	0.01	(0.01)	—

	$(0.10)	$0.41	$0.31	$(0.40)	$0.38	$(0.02)

Weighted average shares used in computation of earnings (loss) per share:
Basic	393,477		393,477	376,564		376,564

Diluted	393,477		418,359	376,564		376,564

Net cash used in operating activities			$(88,941)			$(198,288)
Purchases of fixed assets, including internal-use software and Website development			(28,727)			(23,647)

Free cash flow			$(117,668)			$(221,935)

Net cash provided by (used in) investing activities			$143,162			$(85,405)

Net cash provided by (used in) financing activities			$(154,744)			$44,192

(1)	In accordance with accounting principles generally accepted in the United States.

(2)	Consolidated segment operating income.

      Since our cash flows are affected by the seasonality of our business, we have also provided the following reconciliation of our non-GAAP measure of free cash flow on a trailing-twelve month basis (in thousands).

	September 30,	September 30,
	2003	2002

Net cash provided by operating activities	$283,638	$150,832
Purchases of fixed assets, including internal-use software and Website development	(44,243)	(31,181)

Free cash flow	$239,395	$119,651

Additional cash flow information:
Net cash provided by (used in) investing activities	$106,883	$(318,035)
Net cash provided by (used in) financing activities	(92,042)	41,799

Guidance

      Fourth quarter of 2003 net sales are expected to be between $1.76 billion and $1.91 billion, or grow between 23% and 34%, compared with fourth quarter of 2002. For the full year 2004, net sales are expected to be between $5.75 billion and $6.25 billion. However, any such projections are subject to substantial uncertainty. See Item 2 of Part 1, “Business — Additional Factors That May Affect Future Results.”

      Assuming among other things, and solely for purposes of this estimate, that we do not record any revisions to our restructuring-related estimates and that the closing price of our common stock on December 31, 2003 is identical to the closing price of $48.43 on September 30, 2003, operating income for the fourth quarter of 2003 is expected to be between $110 million and $140 million, and, for the full year of 2004, to be between $315 million and $415 million. However, any such projections are subject to substantial uncertainty. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results.” In addition, our GAAP operating projections are based on an assumption about our future stock price performance, which is required to estimate stock-based compensation and is difficult to accurately predict.

      Fourth quarter of 2003 consolidated segment operating income is expected to be between $125 million and $155 million compared with fourth quarter of 2002. For the full year 2004, consolidated segment operating income is expected to be between $375 million and $475 million compared to 2003. However, any such projections are subject to substantial uncertainty. See Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results.”

Liquidity and Capital Resources

      Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $666 million and $738 million, and our marketable securities balance was $398 million and $563 million at September 30, 2003 and December 31, 2002. Combined cash, cash equivalents, and marketable securities were $1.06 billion and $1.30 billion at September 30, 2003 and December 31, 2002. In the fourth quarter of 2003, our cash, cash equivalents and marketable securities balance will be impacted by the redemption of an aggregate principal amount of $200 million of our 4.75% Convertible Subordinated Notes for redemption payments totaling $206 million plus accrued and unpaid interest.

      We have pledged a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby
	Letters of	Euro Currency	Real Estate
	Credit	Swap(1)	Leases	Total

Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	8,453	(23,095)	—	(14,642)

Balance at September 30, 2003	$66,347	$—	$40,079	$106,426

(1)	Due to the termination of the Euro Currency Swap, collateral previously pledged under this arrangement is no longer subject to restrictions.

      As of September 30, 2003, our principal commitments consisted of long-term indebtedness totaling $2.08 billion related primarily to our 6.875% PEACS and 4.75% Convertible Subordinated Notes; trade payables of $499 million; and accrued expenses and other liabilities of $236 million, which includes current restructuring-related obligations of $12 million. In October 2003, we announced the partial redemption of our 4.75% Convertible Subordinated Notes in the fourth quarter of 2003 for redemption payments totaling $206 million, plus accrued and unpaid interest. Additionally, we are scheduled under certain of our long-term debt obligations to make periodic interest payments through 2010 in the aggregate of $714 million, which will be reduced to $665 million following this partial redemption of our 4.75% Convertible Subordinated Notes, and are obligated under operating leases and commitments for advertising and promotional arrangements in the aggregate of $344 million and $4 million, respectively.

      The following are our contractual commitments associated with our indebtedness, lease obligations, marketing agreements, and operational restructuring (in thousands):

	Three Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Operating and capital commitments:
Debt principal and other(1)	$1,588	$2,004	$74	$—	$—	$2,054,381	$2,058,047
Debt interest(1)(2)	—	114,680	114,680	114,680	114,680	254,992	713,712
Capital leases	1,233	1,502	824	319	—	—	3,878
Operating leases	13,785	49,207	41,075	40,183	38,210	161,382	343,842
Marketing agreements	2,890	1,252	—	—	—	—	4,142

Total operating and capital commitments	19,496	168,645	156,653	155,182	152,890	2,470,755	3,123,621

Restructuring-related commitments:
Operating leases, net of estimated sublease income	2,387	10,250	3,698	3,649	3,604	8,816	32,404
Other	55	1,001	300	—	—	—	1,356

Total restructuring-related commitments	2,442	11,251	3,998	3,649	3,604	8,816	33,760

Total commitments	$21,938	$179,896	$160,651	$158,831	$156,494	$2,479,571	$3,157,381

(1)	Principal and interest payments due under our 6.875% PEACS will fluctuate based on the Euro/U.S. Dollar exchange ratio.

(2)	Our aggregate commitment for debt interest will be reduced to $665 million following the partial redemption of our 4.75% Convertible Subordinated Notes. See “Note 3 — Long-Term Debt and Other.”

      Restructuring-related lease obligations are as follows (in thousands):

	Three Months
	Ending
	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Gross lease obligations	$3,090	$14,534	$10,008	$10,021	$10,078	$29,663	$77,394
Estimated sublease income(1)	(703)	(4,284)	(6,310)	(6,372)	(6,474)	(20,847)	(44,990)

Estimated net lease obligations	$2,387	$10,250	$3,698	$3,649	$3,604	$8,816	$32,404

(1)	At September 30, 2003, we had sublease agreements covering $15 million in future payments.

      Net cash provided in operating activities was $37 million and $38 million for the three months ended September 30, 2003 and 2002, and net cash used in operating activities was $89 million and $198 million for the nine months ended September 30, 2003 and 2002. We typically increase our inventory levels at the end of our third quarter in support of anticipated fourth quarter holiday sales volumes. The seasonal nature of our business in relation to the holiday shopping season, together with the terms we have arranged with our vendors, generally results in settlement of our holiday season obligations during the first quarter of the following year. This seasonal effect results in large net cash inflows from our operations during the fourth calendar quarter of each year and large net cash outflows from our operations during the first calendar quarter of each year. For the trailing-twelve months ended September 30, 2003 and 2002, net cash provided by operating activities was $284 million and $151 million. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including world events, seasonality, the timing of expense payments, discounts offered by vendors, and vendor payment terms.

      Net cash used in investing activities was $60 million and net cash provided by investing activities was $11 million for the three months ended September 30, 2003 and 2002. The primary activities affecting these cash flows are investment management activities (e.g., purchases, sales, and maturities of marketable securities), and purchases and sales of fixed assets. During the three months ended September 30, 2003, net purchases of marketable securities were $50 million. Additionally, purchases of fixed assets, including internal-use software costs, were $15 million and proceeds from the sale of our mail-order toy catalog business were $5 million. During the three months ended September 30, 2002, net sales of marketable securities were $22 million and purchases of fixed assets, including internal-use software costs, were $11 million. Net cash provided by investing activities was $143 million and net cash used in investing activities was $85 million for the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, net sales of marketable securities were $167 million and purchases of fixed assets, including internal-use software costs, were $29 million. For the nine months ended September 30, 2002, net purchases of marketable securities were $62 million and purchases of fixed assets, including internal-use software costs, were $24 million. Net cash provided by investing activities was $107 million compared to cash used in investing activities of $318 million for the trailing-twelve months ended September 30, 2003 and 2002. During the trailing-twelve months ended September 30, 2003, net sales of marketable securities were $146 million and purchases of fixed assets, including internal-use software costs, were $44 million. For the trailing-twelve months ended September 30, 2002, net purchases of marketable securities were $281 million and purchases of fixed assets, including internal-use software costs, were $31 million

      Cash provided by financing activities was $38 million and $2 million during the three months ended September 30, 2003 and 2002. The primary activities affecting these cash flows are cash proceeds from exercises of stock options, repayment of long-term debt, and repayment of capital lease obligations. During the three months ended September 30, 2003 and 2002, cash proceeds from exercises of stock options were $41 million and $6 million, and repayments of capital lease obligations were $3 million and $4 million. Cash used by financing activities was $155 million compared to cash provided by financing activities of $44 million during the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003 and 2002, cash proceeds from exercises of stock options were $133 million and $56 million, and repayments of capital lease obligations were $10 million and $12 million. During the nine months ended September 30, 2003, repayment of long-term debt was $277 million. Cash used by financing activities was $92 million compared to cash provided by financing activities of $42 million during the trailing-twelve months ended September 30, 2003 and 2002. During the trailing-twelve months ended September 30, 2003 and 2002, cash proceeds from exercises of stock options were $198 million and $58 million, repayments of capital lease obligations were $13 million and $17 million. During the trailing-twelve months ended September 30, 2003, repayment of long-term debt was $277 million. We expect cash proceeds from exercises of stock options to decline over time as we plan to issue restricted stock units as our primary vehicle for stock-based awards.

      We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We Have an Accumulated Deficit and May Incur Additional Losses

      We have incurred significant losses since we began doing business. As of September 30, 2003, we had an accumulated deficit of $3.05 billion and our stockholders’ equity was a deficit of $1.16 billion. We have incurred substantial operating losses since our inception, and we may continue to incur such losses for the foreseeable future.

We Have Significant Indebtedness

      As of September 30, 2003, we had total long-term indebtedness under our convertible notes, capitalized-lease obligations, and other asset financings of $2.08 billion (including $200 million related to the portion of our 4.75% Convertible Subordinated Notes that we announced we will redeem in the fourth quarter of 2003). We make annual or semi-annual interest payments on the indebtedness under our two tranches of convertible notes, which are due in 2009 and 2010. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

      We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future, including as part of our merchants@, syndicated stores, and merchant.com initiatives. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our Websites; and powering third-party Websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business’s Website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

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

      Our present and future third-party services agreements, other commercial agreements, and strategic alliances create additional risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of other relationships;

•	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

•	difficulty integrating under the commercial agreements.

      Our present and future acquisitions, business combinations, joint ventures and investments create additional risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	difficulty assimilating the operations, technology, and personnel of combined companies;

•	problems retaining key technical and managerial personnel; and

•	additional operating losses and expenses of acquired businesses.

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

      Our investments in equity securities are included in “Marketable securities” and “Other equity investments” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of September 30, 2003, our recorded basis in equity securities was $19 million, including $6 million classified as “Marketable securities” and $13 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Operations

      We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally focused Websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our Websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service outsourcers, may be unable to adequately staff customer service centers.

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

      Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our commercial agreements and strategic alliances;

•	foreign exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our competitors of Websites, products or services;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;

•	the effects of acquisitions, and other business combinations and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

      Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Exchange Risk

      The results of operations of our internationally-focused Websites are exposed to foreign exchange rate fluctuations as their financial results are translated from the local currency into U.S. Dollars upon consolidation. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations.

      In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. When we periodically remeasure the principal of the 6.875% PEACS based on fluctuations in the Euro/ U.S. Dollar exchange ratio, we will record non-cash gains or losses in “Remeasurement of 6.875% PEACS and other” on our consolidated statements of operations. Furthermore, we hold cash equivalents and marketable securities in Euros, British Pounds and Japanese Yen. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

Our Past and Planned Future Growth Will Place a Significant Strain on our Management, Operational, and Financial Resources

      We have rapidly and significantly expanded our operations and will endeavor to expand further to pursue growth of our product and service offerings and customer base. Such growth will continue to place a significant strain on our management, operational, and financial resources. We also need to hire, train and manage our employee base. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth.

      In addition, we do not expect to benefit in our newer market segments from the first-to-market advantage that we experienced in the online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and our customers may not favorably receive our new businesses. To the extent we pursue commercial agreements and/or strategic alliances to facilitate new product or service activities, the agreements and/or alliances may not be successful. If any of this were to occur, it could damage our reputation and negatively affect revenue growth.

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

      Customer access to our Websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade in an effective manner our systems and network infrastructure, it could cause system interruption and adversely affect our operating results.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

      If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally focused Websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may be unable to adequately staff our fulfillment centers and we, along with our customer service outsourcers, may be unable to adequately staff customer service centers. Finally, our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

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

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

      We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate consumer-to-consumer fixed price online markets, like zShops and certain aspects of Amazon

Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

      Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our ecommerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

      Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      At September 30, 2003, we had long-term debt of $2.08 billion primarily associated with our 6.875% PEACS and 4.75% Convertible Subordinated Notes, which are due in 2010 and 2009 (including $200 million related to the portion of our 4.75% Convertible Subordinated Notes that we announced we will redeem in the fourth quarter of 2003). The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $805 million and $531 million at September 30, 2003 and December 31, 2002, and the fair value of the 4.75% Convertible Subordinated Notes was $1.3 billion and $925 million at September 30, 2003 and December 31, 2002.

Foreign Exchange Risk

      During the three months ended September 30, 2003, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 37% of our consolidated revenues. Net sales and related expenses generated from these Websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding Websites. The functional currency of our subsidiaries that either operate or support these Websites is the same as the corresponding local currency. Results of operations from our foreign subsidiaries and our subsidiaries that operate our internationally focused Websites are exposed to foreign exchange fluctuations as the financial results of these subsidiaries are translated into U.S. Dollars upon consolidation at average rates prevailing during the year. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. During the three months ended September 30, 2003, International segment revenues improved $28 million and overall results from operations improved $1 million in comparison with the same period in the prior year due to fluctuations in foreign exchange rates.

      At September 30, 2003, we were also exposed to foreign exchange risk related to Euro-denominated cash equivalents and marketable securities (“Euro Investments”), as well as our 6.875% PEACS. At September 30, 2003, the Euro Investments, classified as available-for-sale, had a balance of 40 million Euros ($46 million, based on the exchange rate as of September 30, 2003). Based on the outstanding Euro Investment balance at September 30, 2003, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to the Euro would result in a corresponding decline in the total fair value of such investments of approximately $2 million, $5 million, and $9 million. Our 6.875% PEACS have an outstanding principal balance of 690 million Euros ($805 million, based on the exchange rate as of September 30, 2003). Based on the outstanding 6.875% PEACS’s principal balance of 690 million Euros at September 30, 2003, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in corresponding currency losses of approximately $40 million, $80 million, and $161 million, recorded to “Remeasurement of 6.875% PEACS and other.” Because we recently terminated our Euro Currency Swap, we also have additional interest expense exposure to fluctuations in foreign exchange rates.

Investment Risk

      As of September 30, 2003, our recorded basis in equity securities was $19 million, including $6 million classified as “Marketable securities” and $13 million classified as “Other equity investments.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three months ended September 30, 2003 we did not record any other-than-temporary impairment losses on our equity investments. During the nine months ended September 30, 2003, we recorded other-than-temporary impairment losses totaling $2 million, compared to $8 million during the year ended December 31, 2002, to write-down certain of our equity investments to fair value. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2003 of $110 million (recorded basis of $11 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $16 million, $33 million, and $55 million.

Item 4.     Controls and Procedures

      We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

      A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

      In March 2003, we were served with a complaint filed in the Chancery Court of Davidson County, Tennessee, by a private litigant purportedly on behalf of the State of Tennessee under the Tennessee False Claims Act. The complaint alleges that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in Tennessee and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaint seeks injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble damages under Tennessee’s False Claims Act. In July 2003, we received a similar complaint filed in Cook County District Court, Nevada, by the same private litigant alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Nevada. In September 2003, we learned that a similar complaint was filed by the same private litigant in Illinois alleging similar claims with respect to sales and use taxes for sales of personal property to customers in Illinois. We are aware that the private litigant in this case has filed similar actions against other retailers in other states, and it is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

      On July 17, 2003, Pinpoint, Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The complaint alleges that our personalization technology infringes several patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees against all defendants. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

      Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

Item 2.	Changes in Securities and Use of Proceeds

      On September 29, 2003, De Anza Properties exercised a portion of their warrant and received 1,986 shares of our common stock at a per share exercise price of $6.1588. We assumed this warrant obligation in connection with a 1998 acquisition. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000).
3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K

      On July 22, 2003, we filed a Form 8-K announcing our second quarter 2003 financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ THOMAS J. SZKUTAK

Thomas J. Szkutak
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: October 23, 2003

EXHIBIT INDEX

Exhibit
Number	Title

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000).
3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., Pursuant to 18 U.S.C. Section 1350.