Form 10-K
period 2003-12-31
AMAZON COM INC
filed 2004-02-25
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003	$10,388,488,917
Number of shares of common stock outstanding as of February 18, 2004	404,330,593

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

AMAZON.COM, INC.

PART I

Item 1.    Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

General

Amazon.com, Inc., a Fortune 500 company, commenced operations on the World Wide Web in July 1995. We seek to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they may want to buy. We endeavor to offer our customers the lowest possible prices. Through our Merchants@ and Amazon Marketplace programs, we enable businesses and individuals to sell virtually anything to Amazon.com’s millions of customers. We and other sellers offer millions of new, used, refurbished, and collectible items, in categories such as:

• Apparel, shoes and accessories	• Home, garden, and outdoor living products

• Baby care products	• Jewelry and watches

• Books	• Kitchenware and housewares

• Camera and photography	• Magazine subscriptions

• Cell phones and service	• Music

• Computers and computer add-ons	• Office products

• Consumer electronics	• Software

• DVD’s and videos	• Sports & Outdoors

• Gourmet food	• Tools and hardware

• Health and personal care	• Toys

We operate six global websites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 15—Segment Information.”

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

Business Strategy

Our business strategy is to offer our customers low prices, convenience, and a wide selection of merchandise.

Price

We endeavor to offer our customers the lowest prices possible. We strive to improve our operating efficiencies and to leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices. We also enable third-party sellers to offer products on our site, in many instances alongside our product selection, and set their own retail prices.

Convenience

Our software engineers, computer scientists, and management team focus on continuous innovation to provide further convenience for our customers. We promote brand loyalty and repeat purchases by providing feature-rich content, a secure and trusted transaction environment, easy-to-use functionality, fast and reliable fulfillment, and timely customer service. Key features of our websites include editorial and customer reviews; manufacturer product information; Web pages tailored to individual preferences, such as recommendations and notifications; 1-Click® technology; secure payment systems; browsing; searching; and the ability to view selected interior pages and search the entire contents of many of the books we offer with our “Look Inside the Book” and “Search Inside the Book” features. Our community of online users also creates feature-rich content, including online recommendation lists, wish lists, and wedding and baby registries.

We endeavor to fulfill customer orders quickly, and to provide intuitive self-service features that assist our customers when they have questions. We communicate our fulfillment promise in several ways, such as presenting up-to-date inventory availability information, delivery date estimates, and options for expedited delivery, as well as delivery shipment notifications. Additionally, customers can use the “your account” website features to track order and shipment status, review estimated delivery dates, cancel unshipped items, change delivery instructions and payment options, combine orders, edit gift options, and return items. In the event our customers would like to contact customer service, our representatives may be contacted by e-mail or by phone.

We fulfill customer orders in a number of ways, including through our six U.S. and three international fulfillment centers; through fulfillment centers operated under co-sourcing arrangements, including our fulfillment center supporting www.amazon.co.jp; through outsourced fulfillment providers, including our fulfillment provider supporting www.amazon.ca; and through other third-party fulfillment arrangements. We operate six customer service centers and have several co-sourcing arrangements to provide additional customer service. See Item 2 of Part I, “Properties,” for additional information about fulfillment centers and customer service locations.

Selection

To provide the widest possible selection for our customers, we have designed our websites to enable millions of unique products to be sold by us and by third parties across many product categories.

Amazon.com Retail

We sell a broad range of products that we purchase from manufacturers and distributors and deliver to our customers. Additionally, through our Syndicated Stores program, we utilize our e-commerce services, features, and technologies to sell our products through other businesses’ websites. Under our syndicated stores arrangements, we generally own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission on product sales.

Third-Party Sellers

We offer Amazon Marketplace and Merchants@ programs that enable third parties to integrate their products on our websites, allow customers to shop for products owned by third parties using our features and technologies, and allow individuals to complete transactions that include multiple sellers in a single checkout process. We are not the seller of record in these third-party seller transactions, but instead earn fixed fees, sales commissions, per-unit activity fees, or some combination thereof.

Amazon Marketplace generally serves individuals and small businesses, enabling them to offer their products for sale on our websites alongside our products or products made available by other third-party sellers. Our Merchants@ program generally serves larger companies and is primarily concentrated on expanding the selection of new products available on our websites. We also sometimes offer fulfillment-related services under our Merchants@ program.

Other Services

Through our Merchant.com program we utilize our e-commerce services, features, and technologies to operate another business’s website, sell its products under its brand name and URL, and sometimes offer fulfillment services (an example is www.target.com). We also provide technology services, such as search, browse and personalization, and other marketing and promotional services, such as our co-branded credit card.

Marketing and Promotion

Our marketing strategy is designed to strengthen and broaden the Amazon.com brand name, increase customer traffic to our websites, encourage customers to shop in many product categories, promote repeat purchases, and develop incremental product and service revenue opportunities. First and foremost, our best marketing efforts are focused on improving the customer experience, which drives word-of-mouth promotion and repeat customer visits. We also deliver personalized Web pages and services and employ a variety of media, business development activities, and promotional methods to achieve these goals. We employ various means of online and traditional advertising, including sponsored links, e-mail, print media, and direct marketing, television, and other offline advertising. We also participate in cooperative advertising arrangements with certain of our vendors.

Our Associates program directs customers to our websites by enabling associated websites to make our products available to their audiences with fulfillment performed by us. In addition, we offer an everyday free shipping option at www.amazon.com and www.amazon.ca for certain orders that exceed a specific amount, and offer similar options for our internationally-focused websites. Although marketing expenses do not include our free shipping offers or promotional offers, we view such offers as an effective marketing tool.

Technology

Using a combination of our own proprietary technologies and commercially available, licensed technologies, we have implemented numerous features that simplify and improve the customer shopping experience, enable third parties to sell on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate.

We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders, and ensuring proper shipment of products to customers. Our transaction-processing systems handle millions of items, a number of different status inquiries, gift-wrapping requests, and multiple shipment methods. These systems allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing, and charging customer credit cards.

Competition

The environment for our products and services is intensely competitive. Our current and potential competitors include: (1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing; (2) other online e-commerce sites; (3) a number of indirect competitors, including media companies, Web portals, and Web search engines that are involved in online commerce, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including website developers and third-party fulfillment and customer-service providers. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall trust in the entire experience in transactions with us or facilitated by us on behalf of third-party sellers. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools and the speed of performance for our services. As the market segments in which we operate continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered a number of domain names and been issued a number of trademarks, service marks, patents, and copyrights by U.S. and foreign governmental authorities. We also have applied for the registration of other trademarks, service marks, domain names, and copyrights in the U.S. and internationally, and we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, technologies or copyrighted materials, to third parties.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter.

Employees

We employed approximately 7,800 full-time and part-time employees at December 31, 2003. However, employment levels fluctuate due to seasonal factors affecting our business. We also employ independent contractors and temporary personnel on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Available Information

Our investor relations website is www.amazon.com/ir. We make available on this website under “Financial Documents,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of December 31, 2003, we had an accumulated deficit of $2.97 billion and our stockholders’ equity was a deficit of $1.04 billion. We have incurred substantial operating losses since our inception, and although we earned a small amount of net income in 2003, we may incur losses again in the future.

We Have Significant Indebtedness

As of December 31, 2003, we had long-term indebtedness of $1.95 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments in 2003, we may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default.

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 17—Subsequent Events.”

We Face Intense Competition

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than we do.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future, including as part of our Merchants@, Syndicated Stores, and Merchant.com initiatives. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of sales that the other company makes. Therefore, if the other business’s website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

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

Our present and future acquisitions, business combinations, joint ventures, and investments create additional risks such as:

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

Our investments in equity securities are included in “Marketable securities” and “Other equity investments” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of December 31, 2003, our recorded basis in equity securities was $23 million, including $9 million classified as “Marketable securities” and $15 million classified as “Other equity investments.”

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance will decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

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

Our revenue and operating profit growth depends on the continued growth of demand for the products offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our commercial agreements and strategic alliances;

•	foreign exchange rate fluctuations;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our competitors of websites, products, services, or improvements;

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;

•	the effects of acquisitions, and other business combinations and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime, or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping promotions; and

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, which are used in our operating facilities.

Finally, both seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business. Internet usage generally slows during the summer months, and sales in almost all of our product groups, particularly toys and electronics, usually increase significantly in the fourth calendar quarter of each year.

We Have Foreign Exchange Risk

The results of operations and certain of our intercompany balances associated with our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant transaction gains or losses on the remeasurement of intercompany balances.

In addition, our 6.875% Convertible Subordinated Notes due 2010 (“6.875% PEACS”) are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurement of 6.875% PEACS and other” on our consolidated statements of operations. Furthermore, we hold cash equivalents and marketable securities in Euros, British Pounds and Yen. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

Our Planned Future Growth Will Place a Significant Strain on our Management, Operational, and Financial Resources

We have rapidly and significantly expanded our operations and will endeavor to expand further to pursue growth of our product and service offerings and customer base. Such growth will continue to place a significant strain on our management, operational, and financial resources. We also need to hire, train, and manage our employee base. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth.

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

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. Finally, our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

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

Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	quarterly variations in operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in Internet regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	certain analyst reports, news, and speculation.

Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both. In the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options. This option exchange offer resulted in variable accounting treatment for certain of our stock options. Additionally, all options granted on or after January 1, 2003 are subject to variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation expense dependent on fluctuations in quoted prices for our common stock. In late 2002, we implemented a restricted stock unit plan, which will be our primary vehicle for stock-based compensation going forward. Restricted stock and restricted stock units, not subject to variable accounting, are measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock, which will be recognized as compensation expense over the corresponding service term.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate other consumer-to-consumer online markets, including certain aspects of Amazon Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington, North Dakota, and in April 2004, Kansas. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union, or EU, member countries. As of July 1, 2003, we began collecting VAT with respect to certain of our “electronically supplied services,” including digital downloads and marketplace services, provided to certain EU residents. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington, North Dakota, and Kansas. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.

We Could Be Liable for Breaches of Security on Our Website and Fraudulent Activities of Users of Our Payments Program

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. We guarantee payments made through our payments program available to sellers on Marketplace and certain other programs up to certain limits for buyers, and we may be unable to prevent users from fraudulently collecting payments when goods may not be shipped to a buyer. As our payments program grows, our liability risk will increase. Any costs we incur as a result of liability because of our payments program’s guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable.

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

We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Merchants@, Marketplace, Merchant.com, and Certain Other Programs

We may be unable to prevent users of our Merchants@, Marketplace, Merchant.com, and certain other programs from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or that violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods, or the fraudulent collection of payments could harm our business. In running our Merchants@, Marketplace, Merchant.com, and other programs, we rely on sellers to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. To the extent we expand our guarantee program, this may create additional liability for us.

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of February 18, 2004:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	40	President, Chief Executive Officer, and Chairman of the Board
Richard L. Dalzell	46	Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer
Jason Kilar	32	Senior Vice President, Worldwide Application Software
Mark S. Peek	46	Vice President and Chief Accounting Officer
Diego Piacentini	43	Senior Vice President, Worldwide Retail and Marketing
Thomas J. Szkutak	43	Senior Vice President and Chief Financial Officer
Jeffrey A. Wilke	37	Senior Vice President, Worldwide Operations and Customer Service
L. Michelle Wilson	41	Senior Vice President, General Counsel, and Secretary

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

Jason Kilar.    Mr. Kilar has served as Senior Vice President, Worldwide Application Software, since May 2003. From February 2002 to May 2003, he served as Vice President, Worldwide Application Software. From October 2001 until February 2002, he served as Vice President, Marketplace, and from February 2001 until October 2001, he served as Vice President, Books, Music, and Video & DVD. Mr. Kilar joined Amazon.com in May, 1997 as a Product Manager.

Mark S. Peek.    Mr. Peek has served as Vice President and Chief Accounting Officer since July 2002. From November 2000 to July 2002, he served as Vice President, Financial Planning and Analysis, and from April 2000 to November 2000, he served as Vice President, Finance, and Chief Accounting Officer. Prior to joining Amazon.com, Mr. Peek was an audit partner with Deloitte & Touche.

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, Worldwide Retail and Marketing, since November 2001. From joining Amazon.com in February 2000 until November 2001, Mr. Piacentini was Senior Vice President and General Manager, International. Prior to joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe, of Apple Computer, Inc., with responsibility for Apple Computer’s operations in Europe, the Middle East, and Africa.

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since November 2002. Previously, Mr. Szkutak held a variety of positions at General Electric Co., including Chief Financial Officer of GE Lighting from September 2001 to September 2002, Finance Director of GE Plastics Europe from March 1999 to September 2001, and Executive Vice President—Finance of GE Asset Management (formerly known as GE Investments) from May 1997 to March 1999.

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

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since June 2003. She served as Senior Vice President, Human Resources, General Counsel, and Secretary from March 2001 until June 2003 and as Vice President, General Counsel, and Secretary from July 1999 until March 2001. Ms. Wilson joined Amazon.com in March 1999 as Associate General Counsel, Mergers and Acquisitions and Finance. Prior to joining Amazon.com, she was a partner in the law firm of Perkins Coie LLP.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	40	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	64	Managing Director of Madrona Venture Group
L. John Doerr	52	General Partner, Kleiner Perkins Caufield & Byers
Thomas O. Ryder	59	Chairman and CEO of Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	47	President and Co-Chair of the Bill & Melinda Gates Foundation
William B. Gordon	54	Executive Vice President and Chief Creative Officer of Electronic Arts, Inc.

Item 2.    Properties

We do not own any real estate. Our principal office facilities in the U.S. are located in several leased facilities in Seattle, Washington under leases that expire at various times through April 2011. Our corporate office facilities, excluding customer service office space, in the U.S. comprise a total of 577,000 square feet. Additionally, we have 309,000 square feet of office space that is subleased or is vacant under lease agreements that expire at various times through April 2011.

Our U.S. warehousing and fulfillment operations are housed in six fulfillment centers located in New Castle, Delaware; Fernley, Nevada; Coffeyville, Kansas; Lexington and Campbellsville, Kentucky; and Grand Forks, North Dakota. These fulfillment centers comprise a total of approximately 3.2 million square feet. Our fulfillment center leases expire from 2005 through 2015.

We also lease six facilities located near our fulfillment centers, comprising approximately 1.2 million square feet, which we use for off-site storage and shipping. These offsite storage and shipping facilities are under relatively short-term lease agreements that expire at various times through July 2004 and one longer-term lease through June 2008; following expiration, we intend to renew certain of these leases or consolidate into new offsite facilities, or both.

Our U.S. customer service operations occupy approximately 77,000 square feet of office space and are located in Tacoma, Washington; Huntington, West Virginia; and Grand Forks, North Dakota. The lease terms of these facilities expire from 2006 to 2008.

Our data-center facilities have 120,000 combined square feet, including approximately 40,000 square feet of vacant space at one facility. These facilities are under leases that expire in 2004 and 2009.

We lease additional properties outside the U.S., including approximately 135,000 square feet of corporate office space in Germany, France, Japan, and the United Kingdom, which excludes approximately 40,000 square feet of vacant office space in Germany. We also lease approximately 1 million combined square feet of available fulfillment center space in Germany, France, and the United Kingdom; and approximately 66,000 combined square feet of customer service space in Germany, Japan, and the United Kingdom. The fulfillment centers in Germany, the United Kingdom, and France are located in Bad Hersfeld, Marston Gate, and Orleans, and the lease terms expire in December 2009, October 2025, and March 2009.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.    Legal Proceedings

See, Item 8 of Part II, “Financial Statements and Supplemental Data—Note 7—Commitments and Contingencies—Legal Proceedings.”

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “AMZN.” The following table sets forth the high and low intraday sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2002
First Quarter	$16.96	$9.03
Second Quarter	20.40	12.52
Third Quarter	17.93	12.26
Fourth Quarter	25.00	16.01
Year ended December 31, 2003
First Quarter	$28.04	$18.55
Second Quarter	37.24	24.13
Third Quarter	51.30	34.00
Fourth Quarter	61.15	47.00

Holders

As of February 18, 2004, there were 4,126 shareholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

None.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Net cash provided by (used in) operating activities	$392,022	$174,291	$(119,782)	$(130,442)	$(90,875)

Net sales	5,263,699	3,932,936	3,122,433	2,761,983	1,639,839
Gross profit	1,257,168	992,618	798,558	655,777	290,645
Income (loss) from operations	270,595	64,124	(412,257)	(863,880)	(605,755)
Interest income	21,955	23,687	29,103	40,821	45,451
Interest expense	(129,979)	(142,925)	(139,232)	(130,921)	(84,566)
Net income (loss)	35,282	(149,132)	(567,277)	(1,411,273)	(719,968)
Basic earnings (loss) per share (1)	$0.09	$(0.39)	$(1.56)	$(4.02)	$(2.20)
Diluted earnings (loss) per share (1)	$0.08	$(0.39)	$(1.56)	$(4.02)	$(2.20)
Weighted average shares used in computation of basic earnings (loss) per share (1)	395,479	378,363	364,211	350,873	326,753
Weighted average shares used in computation of diluted earnings (loss) per share (1)	419,352	378,363	364,211	350,873	326,753

Balance Sheet and Other Data:
Cash and cash equivalents	$1,102,273	$738,254	$540,282	$822,435	$133,309
Marketable securities	292,550	562,715	456,303	278,087	572,879
Total assets	2,162,033	1,990,449	1,637,547	2,135,169	2,465,850
Long-term debt and other	1,945,439	2,277,305	2,156,133	2,127,464	1,466,338
Stockholders’ Equity (Deficit)	(1,036,107)	(1,352,814)	(1,440,000)	(967,251)	266,278

(1)	For further discussion of earnings (loss) per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies” and “—Note 9—Earnings (Loss) Per Share.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with “Forward-Looking Statements” below, as well as Item 1 of Part 1, “Business—Additional Factors That May Affect Future Results,” and Item 8 of Part II, “Financial Statements and Supplementary Data.”

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers of our global websites. The products offered on our websites include products we have purchased from distributors and manufacturers and products sold by third parties on our websites. Generally, we recognize revenue as the seller of record from items we offer from our inventory and recognize our net share of revenue of items offered by third parties.

Our financial focus is on long-term, sustainable growth in free cash flow1. We also seek to minimize shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders.

Free cash flow is driven primarily by increasing consolidated segment operating profit and efficiently managing working capital and capital expenditures. Increases in consolidated segment operating profit result from increases in sales through our websites and a focus on keeping costs low. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, increasing selection, expanding product information, improving ease of use, and earning customer trust. Our price reductions take several forms: we reduce the sales prices of products we sell, we recruit third-party sellers to compete with us on product detail pages, and we reduce or eliminate the cost of shipping to the consumer.

We moved to restricted stock units as our primary vehicle for equity compensation in late 2002. Restricted stock units result in charges to our income statement; however, we believe they better align the interests of our shareholders and employees. Total shares outstanding plus employee stock awards are essentially unchanged at the end of 2003 compared to 2002.

We leverage our fixed customer experience costs and work to reduce our variable cost per unit. Our customer experience costs, specifically the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers, are largely fixed costs. The customer experience costs that remain variable as a percentage of sales include product costs, credit-card processing fees, picking, packaging, and preparing orders for shipment, transportation, customer service support, and certain aspects of our marketing costs. We focus on maintaining a lean culture by reducing defects in our processes, and obtaining volume discounts from suppliers to decrease our variable costs on a per unit basis and enable us to lower prices for customers.

Because we are able to turn our inventory quickly, we have a negative operating cycle that is a source of cash flow2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 18, 19, and 16 for 2003, 2002, and 2001. We expect some variability in inventory turnover over time since it is affected by several factors, including our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 50, 52, and 49 at December 31, 2003, 2002, and 2001. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of suppliers, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists and software engineers to continue to improve our process efficiency and enhance the customer experience on our websites. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower cost broad-band service to the home, and the advances of wireless connectivity will continue to improve the consumer experience on the Internet and increase the ubiquity of computers in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our statements of cash flows.
[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of cost of sales to average inventory.
[4]	Accounts payable days, calculated as the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

Finally, we want to emphasize that we do not believe that our reported net income for the year ended December 31, 2003 should be viewed as a material positive event or should be considered predictive of future results. As we discuss in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Foreign Currencies,” had it not been for our decision to settle intercompany balances denominated in foreign currencies, we would have reported a small net loss for 2003. Also, as our financial reporting currency is the U.S. Dollar, our total revenue, profit, and free cash flow has significantly benefited each of the past two years from weakness in the U.S. Dollar in comparison to the currencies of our faster-growing international websites. While we believe that our increasing diversification beyond the U.S. economy through our fast growing international businesses benefits our shareholders, it is important to evaluate our growth rates after the effect of currency changes. For example, although we grew 34% during 2003, holding currency exchange constant with the prior year our growth would have been 28%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

For a description of, and additional information about, each line item summarized below, refer to Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general and of the Internet and online commerce, customer spending patterns, world events, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion, and risks of fulfillment, throughput, and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1 of Part I, “Business—Additional Factors That May Affect Future Results,” which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Significant Accounting Policies

Revenue Recognition

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred to the carrier or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.

We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned.

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

Commissions and per-unit fees received from third-party sellers and amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience. We also record an allowance, using historical experience, for losses we incur on our payment guarantee from disputes by customers against third-party sellers.

Inventories

Inventories, consisting of products available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value.

Currency Effect on Intercompany Balances

A provision of Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Currency adjustments for these intercompany balances were historically recorded to equity as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation any exchange gain or loss arising from remeasurement of intercompany balances is required to be recorded in the determination of net income. The effect for the fourth quarter of 2003 and the year ended December 31, 2003 was to increase net income by $36 million. The effect of this treatment was very significant to our net income for the year and for the quarter. Had we not changed our intent as to the settlement of these intercompany balances, we would have had a net loss for 2003 and our net income for the fourth quarter of 2003 would have been reduced by almost 50%. See Item 8 of Part II “Financial Statements and Supplementary Data—Note 12—Remeasurement of 6.875% PEACS and Other” for further discussion.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. Additionally, we may determine that certain of the office space previously vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future expansion needs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. If we elect to utilize this office space, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we will adjust our restructuring-related liability and classify future payments to “General and administrative” on the consolidated statements of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities which were $1.40 billion, $1.30 billion, and $997 million at December 31, 2003, 2002 and 2001. Additionally, we received cash from exercises of employee stock awards of $163 million, $122 million, and $15 million in 2003, 2002, and 2001. We expect that stock award exercises will decline as a source of cash as a result of our decision to use restricted stock unit awards as our primary form of stock-based compensation. At December 31, 2003 and 2002, we held $764 million and $398 million in foreign currencies, primarily Euros, British Pounds, and Yen.

During 2003, our cash, cash equivalents, and marketable securities were utilized to redeem our 10% Senior Discount Notes due 2008 (“10% Senior Discount Notes”) and a portion of our 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”). Total redemption payments, including redemption premiums, totaled $483 million. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other.”

Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. We generally experience a net cash outflow during the first quarter of each year, as we pay suppliers for inventory that was purchased and sold in the fourth quarter. At the end of 2003, we held $294 million of products in inventories, an increase of $91 million in comparison to the prior year. The increase in inventories corresponds with our efforts to add product categories, increase selection and availability in both existing and new product categories, take advantage of additional discounts offered to us by suppliers, and the effect of foreign exchange rates. Additionally, our accounts payable at December 31, 2003 increased $202 million over the prior year end corresponding with increased sales volume.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments fluctuate with the Euro to U.S. Dollar exchange rate. In 2003, the U.S. Dollar weakened considerably relative to the Euro resulting in higher U.S. Dollar equivalent interest payments. Additionally, in 2003 we began accruing interest on our 10% Senior Discount Notes and paid $2 million of interest when we repaid the full principal amount. We also made interest payments of $3 million associated with the $200 million partial redemption of our 4.75% Convertible Subordinated Notes; this payment was otherwise scheduled to be paid in 2004. We currently do not hedge our exposure to foreign currency effects on our interest payments relating to the 6.875% PEACS, and, as a result, any fluctuations in the exchange rate will have an effect on our interest expense. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other.”

Cash provided by (used in) investing activities corresponds with our buying and selling of marketable securities and purchases of fixed assets, including internal-use software costs. Cash provided by investing activities was $237 million during 2003, while cash used in investing activities was $122 million and $253 million during 2002 and 2001. Our capital expenditures were $46 million, $39 million, and $50 million for 2003, 2002, and 2001. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by (used in) financing activities consists primarily of cash proceeds from exercises of stock options, repayment of long-term debt, and repayment of capital lease obligations. Cash used in financing activities was $332 million during 2003 resulting primarily from repayments of long-term debt obligations. Cash provided by financing activities was $107 million during 2002 and 2001. We expect cash proceeds from exercises of employee stock options to decline over time as we plan to continue issuing restricted stock units as our primary vehicle for employee stock-based awards.

In January 2004, our Board of Directors authorized a debt repurchase program pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS. In addition to this debt repurchase program, on February 26, 2004, we will redeem $150 million of our 4.75% Convertible Subordinated Notes.

The following summarizes our principal contractual commitments as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Operating leases, net of estimated sublease income	$9,577	$4,998	$3,421	$3,356	$2,691	$5,300	$29,343
Other	897	300	—	—	—	—	1,197

Restructuring-related commitments	10,474	5,298	3,421	3,356	2,691	5,300	30,540
Other commitments:
Debt principal and other (1)(2)	3,013	74	—	—	246	1,931,160	1,934,493
Debt interest (1)(2)	109,656	109,656	109,656	109,656	109,656	144,517	692,797
Capital leases	1,678	868	341	—	—	—	2,887
Operating leases (3)	51,498	43,323	42,391	39,100	38,181	131,040	345,533
Purchase obligations (4)	187,881	—	—	—	—	—	187,881

Other commitments	353,726	153,921	152,388	148,756	148,083	2,206,717	3,163,591

Total commitments	$364,200	$159,219	$155,809	$152,112	$150,774	$2,212,017	$3,194,131

(1)

The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2003, the Euro to U.S. Dollar exchange rate was 1.260. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our principal debt obligation under this instrument since issuance has increased by $197 million through December 31, 2003. We cannot predict the performance of the U.S. Dollar relative to the Euro.

(2)	See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 17—Subsequent Events.”
(3)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2003, we have remaining obligations under operating leases for equipment and real estate of $346 million. If we had applied to our equipment-related operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $76 million of additional assets and obligations on our balance sheet at December 31, 2003.
(4)	Consists of legally-binding commitments to purchase inventory. Legally-binding commitments associated with non-inventory purchases are not significant.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1 of Part I, “Business—Additional Factors that May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position (and our Board of Directors has authorized the debt repurchase program discussed above). The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. We do not currently have a line-of-credit, and there can be no assurance that lines-of-credit or other financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

Segment Operating Income (Loss)

	Years Ended December 31,
	2003	2002	2001
	(amounts in thousands)
Segment Operating Income:
North America	$283,045	$179,667	$57,501
International	78,193	435	(102,503)

Consolidated	$361,238	$180,102	$(45,002)

Year-over-year improvement:
North America	58%	212%
International	17,875	N/A
Consolidated	101	N/A

Segment Operating Margin:
North America	9%	7%	2%
International	4	0	(15)
Consolidated	7	5	(1)

The key drivers in the year-over-year improvement in segment operating income are revenue growth and efficiencies in our fulfillment process. Revenue growth was driven, in part, by lowering prices, including increased adoption by our customers of our free shipping offers. Operating expenses in our North America and International segments increased $22 million and $61 million, or 4% and 24% in 2003 in comparison to the prior year. The increases in segment operating expenses were primarily related to variable costs, including fulfillment-related costs for picking, packaging, and shipping our products to customers, and credit card fees, offset by reductions in most other expense categories. Segment operating expenses represented 18% and 16% of net sales for North America and International segments, compared with 20% and 21% in the prior year. The year-over-year declines in segment operating expenses as a percentage of net sales result from leveraging the fixed cost portion of our operations over increased volume. See “Net Sales and Gross Profit” below for additional information about increases in our sales volume.

In 2002, improvements in our income (loss) from operations over the prior year were also significantly affected by the decline in amortization charges, primarily relating to the required adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and lower restructuring-related charges.

Net Sales and Gross Profit

Net sales information is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net Sales
North America
Media	$2,269,472	$1,994,949	$1,810,175
Electronics and other general merchandise	878,519	681,041	577,524
Other	110,422	85,467	72,637

Total North America	3,258,413	2,761,457	2,460,336

International
Media	1,779,476	1,103,665	645,453
Electronics and other general merchandise	224,606	65,877	16,134
Other	1,204	1,937	510

Total International	2,005,286	1,171,479	662,097

Consolidated
Media	4,048,948	3,098,614	2,455,628
Electronics and other general merchandise	1,103,125	746,918	593,658
Other	111,626	87,404	73,147

Total consolidated	$5,263,699	$3,932,936	$3,122,433

Net Sales Growth Rate
North America
Media	14%	10%
Electronics and other general merchandise	29	18
Other	29	18
Total North America	18	12
International
Media	61	71
Electronics and other general merchandise	241	308
Other	(38)	280
Total International	71	77
Consolidated
Media	31	26
Electronics and other general merchandise	48	26
Other	28	19
Total Consolidated	34	26

Consolidated Revenue Mix
Media	77%	79%	79%
Electronics and other general merchandise	21	19	19
Other	2	2	2

Total Consolidated	100%	100%	100%

Revenue growth is due to increased demand, which was driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites, including our Amazon Marketplace and Merchant@ programs. Revenues improved $232 million and $47 million in 2003 and 2002 in comparison to the preceding years due to changes in foreign exchange rates as the U.S. Dollar weakened. The future growth of our International segment, measured in U.S. Dollars, may fluctuate significantly with changes in foreign exchange rates. See Item 1 of Part I, “Business—Additional Factors That May Affect Future Results—We Have Foreign Exchange Risk.” We also anticipate that, as the revenue base of our International segment increases, the percentage growth rates in local currency will likely decline over time.

Sales of products by third-party sellers on our websites continue to increase. Since revenues from these sales are recorded as a net amount, they result in lower revenues but higher gross margins per unit, as there are no associated costs classified within cost of sales, unless we perform fulfillment services. To the extent product sales by third-party sellers continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader price reductions, free shipping offers, and other promotions.

Gross profit is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Gross Profit
North America	$866,664	$740,985	$657,229
International	390,504	251,633	141,329

Consolidated	$1,257,168	$992,618	$798,558

Gross Profit Growth Rate
North America	17%	13%
International	55	78
Consolidated	27	24

Gross Margin
North America	27%	27%	27%
International	19	21	21
Consolidated	24	25	26

The increases in gross profit in comparison with the prior years corresponds with increased revenue, offset by our year-round free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our mix of sales during the year, sales volumes by third-party sellers, competitive pricing decisions, changes in vendor pricing, and general efforts to reduce prices for our customers over time, as well as the extent to which our customers accept our free shipping offers. These free shipping offers reduce shipping revenue as a percentage of sales and reduce our gross margins on retail sales. In particular, we commenced offering free super saver delivery in the U.K. in 2003, and this decision decreased the gross margins for our International segment. We view our shipping offers as an effective marketing tool and intend to continue offering them. Gross profit in 2003 benefited $46 million in comparison to 2002 due to changes in foreign exchange rates as the U.S. Dollar weakened.

Supplemental information about shipping results is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Supplemental Information
Shipping Activity
Shipping revenue	$372,000	$364,749	$357,325
Net shipping cost	(136,468)	(39,554)	(19,163)

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping alternatives that result in a net cost to us in delivering products. We seek to offset these costs over time through achieving higher sales volumes and better operating efficiencies and by negotiating better terms with our suppliers.

Fulfillment

Fulfillment costs were $477 million, $392 million, and $374 million for 2003, 2002, and 2001, representing 9%, 10%, and 12% of net sales. The increase in fulfillment costs in comparison with the prior year primarily relates to variable costs corresponding with sales volume and our mix of product sales. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of our products. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per order resulting from improvements in our operations, and enhancements to our customer self-service features available on our websites. These improvements were offset, in part, by credit card fees associated with third-party seller transactions, which represent a significant percentage relative to commission amounts earned, and as a result negatively affect fulfillment as a percentage of net sales.

Marketing

Marketing expenses, net of co-operative marketing reimbursements, were $123 million, $125 million, and $138 million for 2003, 2002, and 2001, representing 2%, 3%, and 4% of net sales. Although we do not expect them to do so, if co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them.

We direct customers to our websites primarily through a number of online marketing channels, including our Syndicated Stores and Associates programs, which enable associated websites to make our products available to their audiences with fulfillment performed by us. Under these arrangements, we pay a sales commission on product sales, which is classified as “Marketing” on our consolidated statements of operations.

Declines in expense for marketing-related activities reflect management efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities. These decreases are partially offset by increased investment in marketing channels considered most effective in driving incremental net sales, such as targeted online advertising through various Web portals and our Associates program. We expect absolute dollars spent in marketing to increase in 2004.

Technology and Content

Technology and content expenses were $208 million, $216 million, and $241 million for 2003, 2002, and 2001, representing 4%, 5%, and 8% of net sales. The decline in absolute dollars spent for 2003 primarily reflects improved expense management and general price reductions in most expense categories, offset by increases in employee-related costs. The decline in absolute dollars spent for 2002 primarily reflects our migration to a technology platform that utilizes a less-costly technology infrastructure. We expect absolute dollars spent in technology and content to increase during 2004 as we continue to hire more computer scientists and software engineers, however as a percentage of net sales, we expect these costs to remain flat or possibly decline.

General and Administrative

General and administrative expenses were $88 million, $79 million, and $90 million for 2003, 2002, and 2001, representing 2% of net sales for 2003 and 2002, and 3% of net sales for 2001. We generally expect administrative costs to increase over time commensurate with the increasing size and complexity of our business. In 2004, we expect ongoing general and administrative costs to increase in absolute terms, however as a percentage of net sales, we expect these costs to remain flat or possibly decline.

Stock-Based Compensation

Stock-based compensation was $88 million, $69 million, and $5 million for 2003, 2002, and 2001. In late 2002, we began issuing restricted stock units as our primary form of stock-based compensation. Previously, we primarily issued at-the-money stock options. In certain of our foreign jurisdictions, we continue to grant stock options.

At December 31, 2003, we had 30 million stock awards outstanding, including 25 million stock options, which had a weighted average exercise price of $12.46; 4 million restricted stock units; and 1 million shares of restricted stock. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units, totaled 433 million at December 31, 2003, flat with the prior year. For additional information about our stock-based compensation and awards, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies,” and “—Note 8—Stockholders’ Deficit.”

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $3 million, $5 million, and $181 million for 2003, 2002, and 2001. Goodwill is no longer amortized, in accordance with GAAP, and based on the current balance of intangibles, absent any additional investment, amortization of intangibles will not be significant going forward.

Restructuring-Related and Other

Cash payments resulting from our January 2001 operational restructuring were $26 million and $45 million for 2003 and 2002. Based on currently available information, we estimate the remaining restructuring-related cash outflows will be as follows (in thousands):

	Leases	Other	Total
Years Ending December 31,
2004	$9,577	$897	$10,474
2005	4,998	300	5,298
2006	3,421	—	3,421
2007	3,356	—	3,356
2008	2,691	—	2,691
Thereafter	5,300	—	5,300

Total estimated cash outflows (1)	$29,343	$1,197	$30,540

(1)	Cash flows are presented net of an estimated $39 million in sublease rentals. At December 31, 2003 we have signed sublease agreements totaling $15 million.

For additional information about our January 2001 operational restructuring, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Restructuring-Related and Other.”

Net Interest Expense

We generally invest our excess cash in A-rated or higher short-to-intermediate-term fixed income securities and money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them. The primary components of our interest expense relate to our debt instruments. During 2003, we redeemed our 10% Senior Discount Notes and we redeemed a portion of our 4.75% Convertible Subordinated Notes. At December 31, 2003, our total long-term indebtedness was $1.95 billion. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other” and “—Note 17—Subsequent Events.”

Other Income (Expense), Net

Other income (expense), net was a gain of $3 million and $6 million for 2003 and 2002, and a loss of $2 million in 2001. These amounts consist of gains on sales of marketable securities; state, foreign, and other taxes; and miscellaneous non-operating gains and losses. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Other Income (Expense), Net” for additional information.

Remeasurement of 6.875% PEACS and Other

Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Foreign-currency gain (loss) on 6.875% PEACS (1)	$(140,130)	$(103,136)	$46,613
Loss on redemption of long-term debt (2)	(23,829)	—	—
Foreign currency effect on intercompany balances (3)	35,574	—	—
Other-than-temporary impairments and other (4)	(1,276)	6,863	(48,754)

Total remeasurement of 6.875% PEACS and other	$(129,661)	$(96,273)	$(2,141)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurement of 6.875% PEACS and other” on our consolidated statements of operations.
(2)	See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other” for additional information on repayments of long-term debt in 2003.
(3)	Represents the gain associated with the remeasurement of intercompany balances due to changes in foreign exchange rates (See Item 8 of Part II “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Foreign Currencies”). In future periods, remeasurement of intercompany balances that remain outstanding will result in gains or losses being recorded to “Remeasurement of 6.875% PEACS and other” on our consolidated statements of operations.
(4)	Includes a $6 million loss relating to the termination of our Euro Currency Swap in 2003. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other” for additional information on the termination of our Euro Currency Swap. As a result of this termination, any fluctuations in the Euro to U.S. Dollar exchange will have a greater effect on our interest expense.

Income Taxes

Subject to certain limitations, we have approximately $2.9 billion of net operating loss carryforwards that begin to expire at various times starting in 2010. Approximately $1.6 billion of our net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 13—Income Taxes” for additional information.

Net Income (Loss)

Although we reported net income for the year ended 2003, we believe that this net income result should not be viewed as a material positive event and is not necessarily predictive of future reported results for a variety of reasons. For example, had we not changed our intent as to the settlement of the intercompany balances during the fourth quarter, we would have had a small net loss for the year and our net income for the fourth quarter would have been reduced by almost 50%. Additionally, we are unable to forecast the effect on our future reported results of certain items, including the stock-based compensation associated with variable accounting treatment and the gain or loss associated with the remeasurement of our 6.875% PEACS and intercompany balances that results from fluctuations in foreign exchange rates. These items represented significant quarterly charges and gains during 2003 and may result in significant charges or gains in future periods.

Unearned Revenue

Unearned revenue was $38 million and $48 million at December 31, 2003 and 2002. Unearned revenue represents payments received by us in advance of our service obligations. As we continue to structure our agreements to align the timing of our cash receipts with the service provided, we expect that, over time, balances of unearned revenue may continue to decline. We believe this trend in unearned revenue is not significant relative to the trend in our cash flows or operating results. See “Net Sales and Gross Profit” above.

Non-GAAP Financial Measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934 (“1934 Act”) define and prescribe the conditions for use of certain non-GAAP financial information. We believe that certain of our financial measures which meet the definition of a non-GAAP financial measure are important supplemental information to investors. We provide: “consolidated segment operating income (loss),” “pro forma net income (loss),” “pro forma net earnings (loss) per share,” and “free cash flow.”

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

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For example, certain companies disclose a financial measure of earnings before certain charges such as interest, taxes, depreciation, and amortization, commonly referred to as EBITDA. We considered the use of EBITDA as a supplemental performance measure to GAAP, but believe consolidated segment operating income (loss) and pro forma net income (loss) are superior for our Company as certain periodic costs associated with our invested capital, such as fixed asset depreciation expense and amortization of software development costs, and certain costs associated with our capital structure, such as interest expense, are relevant and important factors affecting our management decisions. For information about our financial results as reported in accordance with GAAP, see Item 8 of Part II, “Financial Statements and Supplementary Data.” For a quantitative reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures, see “Reconciliation Tables” below.

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

We record the employer portion of payroll tax expense, a cash expense, resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.”

Amortization of Other Intangibles

We exclude “Amortization of other intangibles” for the following reasons:

•	Amortization of other intangibles is excluded from our internal operating plans and measurement of financial performance;

•	Amortization of other intangibles is a non-cash charge to current operations; and

•	Amortization of other intangibles has diminished, is currently immaterial, and is scheduled to fully amortize by the end of 2004.

Restructuring-Related and Other

We exclude restructuring-related and other expenses, which are cash and non-cash amounts, for the following reasons:

•	We have implemented only one restructuring event in our history, which we announced in January 2001, and accordingly we believe internally that this line item is not as important to understanding our quarterly trends as other line items;

•	Since we do not regularly have restructuring-related charges, the exclusion of such charges from prior periods provides better comparability of our results of operations as viewed by management; and

•	Our restructuring-related and other charges have diminished, and except for periodic adjustments to our estimates that may be required from time to time, we do not currently expect to record additional restructuring-related charges in the foreseeable future.

Impairment of Goodwill

If, in the future, we incur impairment losses on our goodwill, such charges would be excluded from consolidated segment operating income (loss) since they would be non-cash, and not in the immediate control of management. We have elected to perform our annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the year ended December 31, 2003.

Limitations of Consolidated Segment Operating Income (Loss)

Consolidated segment operating income (loss) has certain limitations. First, because it excludes “Stock-based compensation,” the financial measure does not include all expenses primarily related to our workforce. We compensate for this limitation by providing supplemental information about stock-based compensation on the face of our consolidated statements of operations and in the footnotes to our financial statements. We also provide supplemental information about outstanding stock-based awards, including their dilutive effect on shareholders, in the footnotes to our financial statements. See Item 8 of Part II “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies” for presentation of our stock-based compensation expense calculated on a consistent basis for all awards using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, as well as total outstanding stock-based awards and related activity.

Second, consolidated segment operating income (loss) excludes “Restructuring-related and other.” For companies that periodically undergo restructuring events, excluding such costs from performance measures could provide an incomplete summary of ongoing costs that would affect future cash flows. However, we compensate for this limitation by disclosing cash flow measures, including operating cash flow, that incorporate all ongoing cash obligations associated with our January 2001 restructuring event and by providing disclosure of future estimated cash flows and remaining commitments associated with this event. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Restructuring-Related and Other.” There can be no assurance that we will not undertake another restructuring event in the future that would affect future cash flows. If we have a restructuring event in the future, we will re-evaluate our decision to exclude such charges from our consolidated segment operating income (loss) based on those future facts and circumstances at that time.

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

Items Excluded From Pro Forma Net Income (Loss)

See “Consolidated Segment Operating Income (Loss)—Items Excluded from Consolidated Segment Operating Income (Loss)” for an explanation of “Stock-based compensation,” “Amortization of other intangibles,” “Restructuring-related and other,” and “Impairment of goodwill.”

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

Additionally, we exclude gains or charges associated with remeasurements of foreign-currency denominated intercompany balances. We exclude these amounts because they are beyond our immediate control and are difficult to predict for future periods.

This line item also includes $24 million of losses associated with the redemption of our 10% Senior Discount Notes and a portion of our 4.75% Convertible Subordinated Notes and $6 million of losses associated with the termination of our Euro Currency Swap.

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

Limitations of Pro Forma Net Income (Loss)

Pro forma net income (loss) has the same limitations as consolidated segment operating income. See “Consolidated Segment Operating Income (Loss)—Limitations of Consolidated Segment Operating Income (Loss)” above. In addition, when the 6.875% PEACS are retired, whether by early redemption or restructuring, or at maturity in 2010, the foreign currency effect of changes in the exchange ratio between the U.S. Dollar and the Euro will result in a cash effect. We compensate for this limitation by disclosing the effect of currency movements on our 6.875% PEACS on our consolidated statements of operations and presenting the fair value of our 6.875% PEACS in the notes to our financial statements. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Other.”

Free Cash Flow

Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances where proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows.

Limitations of Free Cash Flow

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

Full year and corresponding quarterly consolidated segment operating income, and certain cash flow information for 2003, 2002 and 2001, were as follows (in thousands):

	Year Ended December 31, 2003
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated segment operating income	$361,238	$152,936	$73,653	$67,189	$67,460
Pro forma net income	$256,022	$124,979	$48,427	$42,268	$40,348
Consolidated segment operating income as a percentage of net sales	7%	8%	6%	6%	6%
Pro forma basic earnings per share	$0.65	$0.31	$0.12	$0.11	$0.10
Pro forma diluted earnings per share	$0.61	$0.29	$0.11	$0.10	$0.10
Weighted average shares used in computation of pro forma basic earnings per share	395,479	401,422	397,912	393,876	388,541
Weighted average shares used in computation of pro forma diluted earnings per share	419,352	425,214	422,802	418,138	411,091
Net cash provided by (used in) operating activities	$392,022	$480,963	$36,817	$126,024	$(251,782)
Net cash provided by (used in) investing activities	236,651	93,489	(60,012)	233,668	(30,494)
Net cash provided by (used in) financing activities	(331,986)	(177,242)	37,798	(227,876)	35,334

	Year Ended December 31, 2002
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated segment operating income	$180,102	$101,958	$27,492	$25,994	$24,658
Pro forma net income (loss)	$66,487	$75,382	$353	$(4,409)	$(4,839)
Consolidated segment operating income as a percentage of net sales	5%	7%	3%	3%	3%
Pro forma basic earnings (loss) per share	$0.18	$0.20	$0.00	$(0.01)	$(0.01)
Pro forma diluted earnings (loss) per share	$0.17	$0.19	$0.00	$(0.01)	$(0.01)
Weighted average used in computation of pro forma basic earnings (loss) per share	378,363	383,702	379,650	376,937	373,031
Weighted average shares used in computation of pro forma diluted earnings (loss) per share	399,656	407,056	398,361	376,937	373,031
Net cash provided by (used in) operating activities	$174,291	$372,579	$38,108	$4,637	$(241,033)
Net cash provided by (used in) investing activities	(121,684)	(36,279)	11,082	(93,981)	(2,506)
Net cash provided by financing activities	106,894	62,702	1,912	39,434	2,846

	Year Ended December 31, 2001
	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated segment operating income (loss)	$(45,002)	$58,680	$(27,072)	$(28,009)	$(48,601)
Pro forma net income (loss)	$(157,031)	$34,785	$(58,005)	$(57,528)	$(76,283)
Consolidated segment operating income (loss) as a percentage of net sales	(1)%	5%	(4)%	(4)%	(7)%
Pro forma basic earnings (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Pro forma diluted earnings (loss) per share	$(0.43)	$0.09	$(0.16)	$(0.16)	$(0.21)
Weighted average shares used in computation of pro forma basic earnings (loss) per share	364,211	371,420	368,052	359,752	357,424
Weighted average shares used in computation of pro forma diluted earnings (loss) per share	364,211	384,045	368,052	359,752	357,424
Net cash provided by (used in) operating activities	$(119,782)	$349,120	$(64,403)	$2,485	$(406,984)
Net cash provided by (used in) investing activities	(253,294)	(232,630)	(95,018)	29,803	44,551
Net cash provided by (used in) financing activities	106,881	(2,393)	94,466	3,550	11,258

The following is a reconciliation of our non-GAAP measures to the most comparable GAAP measures for 2003, 2002, and 2001. Quarterly reconciliations are consistent with full-year presentation.

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma
		(in thousands)			(in thousands)			(in thousands)
Net sales	$5,263,699	$—	$5,263,699	$3,932,936	$—	$3,932,936	$3,122,433	$—	$3,122,433
Cost of sales	4,006,531	—	4,006,531	2,940,318	—	2,940,318	2,323,875	—	2,323,875

Gross profit	1,257,168	—	1,257,168	992,618	—	992,618	798,558	—	798,558
Operating expenses:
Fulfillment	477,032	—	477,032	392,467	—	392,467	374,250	—	374,250
Marketing	122,787	—	122,787	125,383	—	125,383	138,283	—	138,283
Technology and content	207,809	—	207,809	215,617	—	215,617	241,165	—	241,165
General and administrative	88,302	—	88,302	79,049	—	79,049	89,862	—	89,862
Stock-based compensation	87,751	(87,751)	—	68,927	(68,927)	—	4,637	(4,637)	—
Amortization of goodwill and other intangibles	2,752	(2,752)	—	5,478	(5,478)	—	181,033	(181,033)	—
Restructuring-related and other	140	(140)	—	41,573	(41,573)	—	181,585	(181,585)	—

Total operating expenses	986,573	(90,643)	895,930	928,494	(115,978)	812,516	1,210,815	(367,255)	843,560

Income (loss) from operations	270,595	90,643	361,238 (2)	64,124	115,978	180,102 (2)	(412,257)	367,255	(45,002	)(2)
Interest income	21,955	—	21,955	23,687	—	23,687	29,103	—	29,103
Interest expense	(129,979)	—	(129,979)	(142,925)	—	(142,925)	(139,232)	—	(139,232)
Other income (expense), net	2,808	—	2,808	5,623	—	5,623	(1,900)	—	(1,900)
Remeasurement of 6.875% PEACS and other	(129,661)	129,661	—	(96,273)	96,273	—	(2,141)	2,141	—

Total non-operating expenses, net	(234,877)	129,661	(105,216)	(209,888)	96,273	(113,615)	(114,170)	2,141	(112,029)

Income (loss) before equity in losses of equity-method investees	35,718	220,304	256,022	(145,764)	212,251	66,487	(526,427)	369,396	(157,031)
Equity in losses of equity-method investees, Net	(436)	436	—	(4,169)	4,169	—	(30,327)	30,327	—

Income (loss) before change in accounting principle	35,282	220,740	256,022	(149,933)	216,420	66,487	(556,754)	399,723	(157,031)
Cumulative effect of change in accounting principle	—	—	—	801	(801)	—	(10,523)	10,523	—

Net income (loss)	$35,282	$220,740	$256,022	$(149,132)	$215,619	$66,487	$(567,277)	$410,246	$(157,031)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma	As Reported(1)	Adjustments	Pro Forma
		(in thousands)			(in thousands)			(in thousands)
Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.09	$0.56	$0.65	$(0.40)	$0.58	$0.18	$(1.53)	$1.10	$(0.43)
Cumulative effect of change in accounting principle	—	—	—	0.01	(0.01)	—	(0.03)	0.03	—

	$0.09	$0.56	$0.65	$(0.39)	$0.57	$0.18	$(1.56)	$1.13	$(0.43)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.08	$0.53	$0.61	$(0.40)	$0.57	$0.17	$(1.53)	$1.10	$(0.43)
Cumulative effect of change in accounting principle	—	—	—	0.01	(0.01)	—	(0.03)	0.03	—

	$0.08	$0.53	$0.61	$(0.39)	$0.56	$0.17	$(1.56)	$1.13	$(0.43)

Weighted average shares used in computation of earnings (loss) per share:
Basic	395,479		395,479	378,363		378,363	364,211		364,211

Diluted	419,352		419,352	378,363		399,656	364,211		364,211

Net cash provided by (used in) operating activities			$392,022			$174,291			$(119,782)
Purchases of fixed assets, including internal-use software and Website development			(45,963)			(39,163)			(50,321)

Free cash flow			$346,059			$135,128			$(170,103)

Net cash provided by (used in) investing activities			$236,651			$(121,684)			$(253,294)

Net cash provided by (used in) financing activities			$(331,986)			$106,894			$106,881

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

Guidance

First quarter of 2004 net sales are expected to be between $1.39 billion and $1.49 billion, or grow between 28% and 38%. For the full year 2004, net sales are expected to be between $6.20 billion and $6.70 billion. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business—Additional Factors That May Affect Future Results.”

Assuming among other things, and solely for purposes of this estimate, that we do not record any revisions to our restructuring-related estimates and that the closing price of our common stock on March 31, 2004 and December 31, 2004 is identical to the closing price of $52.62 on December 31, 2003, operating income for the first quarter of 2004 is expected to be between $80 million and $100 million, and, for the full year of 2004, to be between $355 million and $455 million. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “ Business—Additional Factors That May Affect Future Results.” In addition, our GAAP operating projections are based on an assumption about our future stock price performance, which is required to estimate stock-based compensation and is difficult to accurately predict.

First quarter of 2004 consolidated segment operating income is expected to be between $95 million and $115 million. For the full year 2004, consolidated segment operating income is expected to be between $430 million and $530 million. However, any such projections are subject to substantial uncertainty. See Item 1 of Part I, “Business—Additional Factors That May Affect Future Results.”

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2003. Amounts were as follows (in thousands, except percentages):

	2004	2005	2006	2007	2008	Thereafter		Total	Estimated Fair Value at December 31, 2003
Commercial paper and short-term obligations	$675,061	$—	$—	$—	$—		$—	$675,061	$675,061
Weighted average interest rate	2.00%	—	—	—	—		—	2.00%
Certificates of deposit	27,395	—	—	—	—		—	27,395	27,395
Weighted average interest rate	2.00%	—	—	—	—		—	2.00%
Corporate notes and bonds	11,280	2,000	8,520	2,330	—		—	24,130	24,997
Weighted average interest rate	1.34%	1.51%	1.96%	1.96%	—		—	1.68%
Asset-backed and agency securities	20,700	18,875	30,370	14,440	—		—	84,385	85,692
Weighted average interest rate	1.22%	1.88%	2.03%	2.32%	—		—	1.83%
Treasury notes and bonds	4,000	6,751	95,770	37,600	—		—	144,121	145,778
Weighted average interest rate	1.12%	1.59%	1.50%	2.12%	—		—	1.96%

Cash equivalents and marketable fixed-income securities	$738,436	$27,626	$134,660	$54,370	$—	$		$955,092	$958,923

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2002. Amounts are as follows (in thousands, except percentages):

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value at December 31, 2002
Commercial paper and short-term obligations	$437,363	$—	$—	$—	$—	$—	$437,363	$437,363
Weighted average interest rate	2.10%	—	—	—	—	—	2.10%
Certificates of deposit	22,326	—	—	—	—	—	22,326	22,326
Weighted average interest rate	3.16%	—	—	—	—	—	3.16%
Corporate notes and bonds	2,745	26,618	13,493	—	—	—	42,856	42,941
Weighted average interest rate	2.06%	1.75%	2.24%	—	—	—	1.93%
Asset-backed and agency securities	20,572	175,330	115,605	—	—	4,953	316,460	316,715
Weighted average interest rate	2.09%	1.48%	2.13%	—	—	6.71%	1.89%
Treasury notes and bonds	9,320	105,385	37,831	22,142	—	—	174,678	174,726
Weighted average interest rate	1.42%	1.48%	1.91%	2.10%	—	—	1.62%

Cash equivalents and marketable fixed-income securities	$492,326	$307,333	$166,929	$22,142	$—	$4,953	$993,683	$994,071

At December 31, 2003, we have long-term debt of $1.95 billion primarily associated with our 6.875% PEACS and 4.75% Convertible Subordinated Notes, which are due in 2010 and 2009. Our payment commitments associated with these debt instruments are fixed during the corresponding terms and are comprised of periodic interest payments and principal payments at maturity. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $870 million and $531 million at December 31, 2003 and 2002, and the fair value of the 4.75% Convertible Subordinated Notes was $1.06 billion (principal balance of $1.05 billion) and $925 million (principal balance of $1.25 billion) at December 31, 2003 and 2002.

Foreign Exchange Risk

During 2003, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 38% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding websites, and include Euros, British Pounds, Yen, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations and certain of our intercompany balances associated with our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant transaction gains or losses on the remeasurement of intercompany balances. As a result of fluctuations in foreign exchange rates during 2003, International segment revenues improved $226 million and our operating results improved $15 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2003 of $764 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $38 million, $76 million, and $153 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance of 690 million Euros ($870 million, based on the exchange rate as of December 31, 2003). Based on the outstanding 6.875% PEACS’s principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in losses of approximately $43 million, $87 million, and $174 million, recorded to “Remeasurement of 6.875% PEACS and other.” We are not hedged on interest payments under our 6.875% PEACS. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 15% in 2004, we would incur $2 million, $4 million, and $6 million additional interest expense due solely to fluctuations in foreign exchange.

Investment Risk

As of December 31, 2003, our recorded basis in equity securities was $23 million, including $9 million classified as “Marketable securities” and $15 million classified as “Other equity investments.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2003, we recorded impairment losses totaling $2 million, compared to $8 million during the year ended December 31, 2002, to write-down several of our equity securities to fair value. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2003 of $86 million (recorded basis of $16 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $13 million, $26 million and $43 million.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP

Seattle, Washington

January 23, 2004,

except for the last two paragraphs of Note 6 and Note 17,

as to which the date is January 27, 2004

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$738,254	$540,282	$822,435
OPERATING ACTIVITIES:
Net income (loss)	35,282	(149,132)	(567,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including website development costs, and other amortization	75,558	82,274	84,709
Stock-based compensation	87,751	68,927	4,637
Equity in losses of equity-method investees, net	436	4,169	30,327
Amortization of goodwill and other intangibles	2,752	5,478	181,033
Non-cash restructuring-related and other	—	3,470	73,293
Gain on sale of marketable securities, net	(9,598)	(5,700)	(1,335)
Remeasurement of 6.875% PEACS and other (See Note 12)	129,661	96,273	2,141
Non-cash interest expense and other	12,918	29,586	26,629
Cumulative effect of change in accounting principle	—	(801)	10,523
Changes in operating assets and liabilities:
Inventories	(76,786)	(51,303)	30,628
Accounts receivable, net and other current assets	305	(32,948)	20,732
Accounts payable	167,732	156,542	(44,438)
Accrued expenses and other current liabilities	(25,740)	4,491	50,031
Additions to unearned revenue	101,641	95,404	114,738
Amortization of previously unearned revenue	(111,740)	(135,466)	(135,808)
Interest payable	1,850	3,027	(345)

Net cash provided by (used in) operating activities	392,022	174,291	(119,782)

INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	813,184	553,289	370,377
Purchases of marketable securities	(535,642)	(635,810)	(567,152)
Purchases of fixed assets, including internal-use software and website development	(45,963)	(39,163)	(50,321)
Proceeds from sale of subsidiary and other	5,072	—	—
Investments in equity-method investees and other investments	—	—	(6,198)

Net cash provided by (used in) investing activities	236,651	(121,684)	(253,294)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and other	163,322	121,689	16,625
Proceeds from issuance of common stock, net of issuance costs	—	—	99,831
Proceeds from long-term debt and other	—	—	10,000
Repayment of long-term debt, capital lease obligations, and other	(495,308)	(14,795)	(19,575)

Net cash provided by (used in) financing activities	(331,986)	106,894	106,881
Foreign-currency effect on cash and cash equivalents	67,332	38,471	(15,958)

Net increase (decrease) in cash and cash equivalents	364,019	197,972	(282,153)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,102,273	$738,254	$540,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$2,677	$3,023	$5,597
Stock issued in connection with minority investment	—	—	5,000
Cash paid for interest	119,947	111,589	112,184
Cash paid for income taxes	1,825	1,448	4,459

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$5,263,699	$3,932,936	$3,122,433
Cost of sales	4,006,531	2,940,318	2,323,875

Gross profit	1,257,168	992,618	798,558
Operating expenses:
Fulfillment	477,032	392,467	374,250
Marketing	122,787	125,383	138,283
Technology and content	207,809	215,617	241,165
General and administrative	88,302	79,049	89,862
Stock-based compensation (1)	87,751	68,927	4,637
Amortization of goodwill and other intangibles	2,752	5,478	181,033
Restructuring-related and other	140	41,573	181,585

Total operating expenses	986,573	928,494	1,210,815

Income (loss) from operations	270,595	64,124	(412,257)
Interest income	21,955	23,687	29,103
Interest expense	(129,979)	(142,925)	(139,232)
Other income (expense), net	2,808	5,623	(1,900)
Remeasurement of 6.875% PEACS and other (See Note 12)	(129,661)	(96,273)	(2,141)

Total non-operating expenses, net	(234,877)	(209,888)	(114,170)

Income (loss) before equity in losses of equity-method investees	35,718	(145,764)	(526,427)
Equity in losses of equity-method investees, net	(436)	(4,169)	(30,327)

Income (loss) before change in accounting principle	35,282	(149,933)	(556,754)
Cumulative effect of change in accounting principle	—	801	(10,523)

Net income (loss)	$35,282	$(149,132)	$(567,277)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.09	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	—	0.01	(0.03)

	$0.09	$(0.39)	$(1.56)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.08	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	—	0.01	(0.03)

	$0.08	$(0.39)	$(1.56)

Weighted average shares used in computation of earnings (loss) per share:
Basic	395,479	378,363	364,211

Diluted	419,352	378,363	364,211

(1)	Components of stock-based compensation:

Fulfillment	$17,960	$12,126	$481
Marketing	4,968	4,239	690
Technology and content	49,555	35,926	2,723
General and administrative	15,268	16,636	743

	$87,751	$68,927	$4,637

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$1,102,273	$738,254
Marketable securities	292,550	562,715
Inventories	293,917	202,425
Accounts receivable, net and other current assets	132,069	112,282

Total current assets	1,820,809	1,615,676
Fixed assets, net	224,285	239,398
Goodwill, net	69,121	70,811
Other intangibles, net	518	3,460
Other equity investments	14,831	15,442
Other assets	32,469	45,662

Total assets	$2,162,033	$1,990,449

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I T

Current liabilities:
Accounts payable	$819,811	$618,128
Accrued expenses and other current liabilities	317,730	314,935
Unearned revenue	37,844	47,916
Interest payable	73,100	71,661
Current portion of long-term debt and other	4,216	13,318

Total current liabilities	1,252,701	1,065,958
Long-term debt and other	1,945,439	2,277,305

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000 Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000 Issued and outstanding shares—403,354 and 387,906 shares	4,034	3,879
Additional paid-in capital	1,899,398	1,649,946
Deferred stock-based compensation	(2,850)	(6,591)
Accumulated other comprehensive income	37,739	9,662
Accumulated deficit	(2,974,428)	(3,009,710)

Total stockholders’ deficit	(1,036,107)	(1,352,814)

Total liabilities and stockholders’ deficit	$2,162,033	$1,990,449

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2000	357,140	$3,571	$1,338,303	$(13,448)	$(2,376)	$(2,293,301)	$(967,251)
Net loss	—	—	—	—	—	(567,277)	(567,277)
Foreign currency translation losses, net	—	—	—	—	(1,257)	—	(1,257)
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	7,005	—	7,005
Net unrealized losses on Euro-based currency swap	—	—	—	—	(17,337)	—	(17,337)
Reclassification of currency gains on 6.875% PEACS	—	—	—	—	(9,811)	—	(9,811)
Cumulative effect of change in accounting principle	—	—	—	—	(12,294)	—	(12,294)

Comprehensive loss	—	—	—	—	—	—	(600,971)
Issuance of common stock, net of issuance costs	8,989	90	98,716	—	—	—	98,806
Exercise of common stock options, net	6,089	61	14,989	—	—	—	15,050
Repayments of note receivable for common stock	—	—	1,130	—	—	—	1,130
Deferred stock-based compensation and other, net of adjustments	1,000	10	9,631	(4,797)	—	—	4,844
Amortization of deferred stock-based compensation	—	—	—	8,392	—	—	8,392

Balance at December 31, 2001	373,218	3,732	1,462,769	(9,853)	(36,070)	(2,860,578)	(1,440,000)
Net loss	—	—	—	—	—	(149,132)	(149,132)
Foreign currency translation gains, net	—	—	—	—	16,910	—	16,910
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	20,294	—	20,294
Net unrealized gains on Euro-based currency swap	—	—	—	—	8,528	—	8,528

Comprehensive loss	—	—	—	—	—	—	(103,400)
Exercise of common stock options, net	14,728	147	121,542	—	—	—	121,689
Deferred stock-based compensation, net of adjustments	(40)	—	1,569	(2,828)	—	—	(1,259)
Income tax benefit on stock awards	—	—	23	—	—	—	23
Amortization of deferred stock-based compensation	—	—	—	6,090	—	—	6,090
Stock compensation – restricted stock units	—	—	3,913	—	—	—	3,913
Stock compensation – variable accounting	—	—	60,130	—	—	—	60,130

Balance at December 31, 2002	387,906	3,879	1,649,946	(6,591)	9,662	(3,009,710)	(1,352,814)

Net income	—	—	—	—	—	35,282	35,282
Foreign currency translation gains, net	—	—	—	—	14,707	—	14,707
Change in unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	2,482	—	2,482
Net unrealized gains on Euro-based currency swap	—	—	—	—	10,888	—	10,888

Comprehensive income	—	—	—	—	—	—	63,359
Exercise of common stock options, net and vesting of restricted stock	15,413	155	163,195	—	—	—	163,350
Notes converted	1	—	47	—	—	—	47
Income tax benefit on stock awards	—	—	2,200	—	—	—	2,200
Amortization of deferred stock-based compensation	—	—	—	3,741	—	—	3,741
Issuance of common stock – employee benefit plan	34	—	1,444	—	—	—	1,444
Stock compensation – restricted stock units	—	—	30,691	—	—	—	30,691
Stock compensation – variable accounting	—	—	51,875	—	—	—	51,875

Balance at December 31, 2003	403,354	$4,034	$1,899,398	$(2,850)	$37,739	$(2,974,428)	$1,036,107

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc., a Fortune 500 company, commenced operations on the World Wide Web in July 1995. We seek to offer Earth’s Biggest Selection and to be Earth’s most customer-centric company, where customers can find and discover anything they may want to buy online. We endeavor to offer our customers the lowest possible prices. Through our Merchants@ and Amazon Marketplace programs, we enable businesses and individuals to sell virtually anything to Amazon.com’s millions of customers

We operate six global websites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp.

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

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. Such amounts are not significant.

Accounting Changes

Inventories

Effective January 1, 2002, we prospectively changed our inventory costing method from the specific identification method to the FIFO method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. We received a letter of preferability for this change in inventory costing from our independent auditors.

Goodwill and Other Intangibles

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. We evaluated our intangible assets and determined that all such assets have determinable lives.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the effect of these accounting changes is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss):
Reported net income (loss)	$35,282	$(149,132)	$(567,277)
Goodwill amortization (1)	—	—	172,159
Inventory costing change	—	(801)	380

Adjusted net income (loss)	$35,282	$(149,933)	$(394,738)

Basic and diluted earnings (loss) per share:
Reported basic earnings (loss) per share	$0.09	$(0.39)	$(1.56)
Goodwill amortization (1)	—	—	0.48
Inventory costing change	—	(0.01)	—

Adjusted basic earnings (loss) per share	$0.09	$(0.40)	$(1.08)

Adjusted diluted earnings (loss) per share	$0.08	$(0.40)	$(1.08)

(1)	Includes $54 million, or $0.15 per share, for 2001, related to amortization of other intangibles that was classified as goodwill effective January 1, 2002.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Fixed assets, including assets purchased under capital leases, are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years).

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in fixed assets is the cost of internal-use software and website development, including software used to upgrade and enhance our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, generally two years.

Goodwill

Net goodwill declined by $2 million during 2003 relating to the disposition of a subsidiary that was previously included in our North America segment.

We performed an impairment analysis in 2003 and 2002, as required by SFAS No. 142, and concluded that the carrying amount of goodwill was appropriate. During 2003 and 2002, we did not acquire any additional goodwill.

Other Intangibles

Other intangibles consist of the following (in thousands):

	December 31, 2003			December 31, 2002
	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net (2)	Other Intangibles, Gross	Accumulated Amortization	Other Intangibles, Net
Contract-based (1)	$13,469	$(13,469)	$—	$16,584	$(14,414)	$2,170
Marketing-related	5,617	(5,326)	291	5,617	(5,010)	607
Technology-based	4,386	(4,360)	26	4,386	(4,331)	55
Customer-related	2,021	(1,820)	201	2,021	(1,393)	628

Other intangibles	$25,493	$(24,975)	$518	$28,608	$(25,148)	$3,460

(1)	Net intangibles of $190,000 were disposed of during 2003 in connection with the sale of a subsidiary.
(2)	The net carrying amount of intangible assets at December 31, 2003 is scheduled to be fully amortized by the end of 2004.

Investments

The initial carrying cost of our investments is the price we paid at acquisition. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. We record our investments in equity-method investees on the consolidated balance sheets as “Other equity investments” and our share of the investees’ earnings or losses as “Equity in losses of equity-method investees, net” on the consolidated statements of operations.

All other equity investments, which consist of investments for which we do not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. For public companies that have readily determinable fair values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair values with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically evaluate whether declines in fair values of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from any recent financing rounds; or other conditions that bear on the value of our investments.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell.

Other Assets

Other assets consist primarily of professional fees paid in connection with the issuance of our long-term debt. These fees are amortized ratably into interest expense over the life of the underlying debt.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of our service obligations and is amortized ratably over the service period.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting basis and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance against our deferred tax assets to the extent such assets are not expected to be realized.

Revenue Recognition

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.

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

Commissions and per-unit fees received from third-party sellers and amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience

Outbound shipping charges to customers are included in net sales and amounted to $372 million, $365 million, and $357 million in 2003, 2002, and 2001.

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

Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $508 million, $404 million, and $376 million in 2003, 2002, and 2001.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising and other promotional costs, which are expensed as incurred, are included in marketing expense and were $109 million, $114 million, and $125 million in 2003, 2002, and 2001. Prepaid advertising costs were not significant at December 31, 2003 and 2002.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel; systems and telecommunications infrastructure; and costs of acquired content, including freelance reviews.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including upgrades and enhancements to our websites, which are capitalized and depreciated over two years. Fixed assets associated with capitalized internal-use software, content, and website development, net of accumulated depreciation, were $33 million and $27 million at December 31, 2003 and 2002. Costs capitalized during the application development stage for internal-use software, offset by corresponding amortization, were a net deferral of $5 million in 2003, a net expense of $1 million in 2002, and a net deferral of $3 million in 2001.

Stock-Based Compensation

We generally have three categories of stock-based awards: restricted stock units, restricted stock, and stock options. We account for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent stock awards have been subject to an exchange offer, other modifications, or performance criteria, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of our common stock and vesting schedules of underlying awards. To the extent stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since October, 2002, we grant restricted stock units as our primary form of stock-based compensation; however, in certain of our foreign jurisdictions, we continue to grant stock options. Stock options granted after December 31, 2002 are subject to variable accounting treatment. Restricted stock units and restricted stock are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense over the corresponding service period using the accelerated method under FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”

We record the employer portion of payroll tax expense resulting from exercises of stock options and vesting of restricted stock in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.” Stock-based compensation includes matching contributions under our 401(k) program.

Stock-based compensation consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Stock awards—variable accounting	$51,875	$60,130	$484
Fixed accounting (1):
Restricted stock units	30,691	3,913	—
Restricted stock (2)	5,185	4,884	4,153

Total stock-based compensation	$87,751	$68,927	$4,637

(1)	Fair value of awards determined at grant date and recognized as expense over the service period.
(2)	Includes expense associated with matching contributions under our 401(k) savings plan.

We granted stock awards representing 2 million, 3 million, and 46 million shares of common stock during 2003, 2002, and 2001. These awards generally vest over service periods of between three and six years.

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, had been applied to all stock-based awards (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)—as reported	$35,282	$(149,132)	$(567,277)
Add: Stock-based compensation, as reported	87,751	68,927	4,637
Deduct: Total stock-based compensation determined under fair value based method for all awards	(94,525)	(148,083)	(400,445)

Net income (loss)—SFAS No. 123 adjusted	$28,508	$(228,288)	$(963,085)

Basic earnings (loss) per share—as reported	$0.09	$(0.39)	$(1.56)
Diluted earnings (loss) per share—as reported	$0.08	$(0.39)	$(1.56)
Basic and diluted earnings (loss) per share—SFAS No. 123 adjusted	$0.07	$(0.60)	$(2.64)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Average risk-free interest rate	2.5%	3.1%	4.1%
Average expected life (in years)	3.3	3.3	3.3
Volatility	77.7%	81.8%	98.0%

The per share weighted average fair value of stock awards, including restricted stock units, granted in 2003, 2002, and 2001, was $29.88, $14.99, and $5.98.

Outstanding stock awards were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Stock options (1)(2)	24,961	42,005	65,950
Restricted stock units (3)	4,410	2,935	20

Outstanding stock awards, excluded from common stock outstanding	29,371	44,940	65,970
Restricted stock (4)	790	1,011	1,113

Total outstanding stock awards	30,161	45,951	67,083

(1)	The weighted average exercise price was $12.46, $11.91, and $10.65 at December 31, 2003, 2002, and 2001.
(2)	Includes 1 million, 5 million, and 12 million options at December 31, 2003, 2002, and 2001 subject to variable accounting treatment.
(3)	Includes 322,000 and 330,000 restricted stock units subject to variable accounting treatment at December 31, 2003 and 2002.
(4)	Included in issued and outstanding common stock.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. Additionally, we may determine that certain of the office space previously vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future expansion needs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. If we elect to utilize this office space, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we will adjust our restructuring-related liability and classify future payments to “General and administrative” on the consolidated statements of operations.

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.amazon.ca. Net sales generated from internationally-focused websites, as well as most of the related expenses incurred from those operations, are denominated in the

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

functional currencies of the resident countries. Additionally, the functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp and www.amazon.ca is the same as the local currency of the United Kingdom, Germany, France, Japan and Canada. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ deficit and in the “Effect of exchange-rate changes on cash and cash equivalents,” on the consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on the consolidated statements of operations. See “Note 11—Other Income (Expense), Net.”

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Currency adjustments for these intercompany balances were historically recorded to equity as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation any exchange gain or loss arising from remeasurement of intercompany balances is required to be recorded in the determination of net income. The effect for the fourth quarter of 2003 and the year ended December 31, 2003 was to increase net income by $36 million. The effect of this treatment was very significant to our net income for the year and for the quarter. Had we not changed our intent as to the settlement of these intercompany balances, we would have had a net loss for 2003 and our net income for the fourth quarter of 2003 would have been reduced by almost 50%. See “Note 12 – Remeasurement of 6.875% PEACS and Other” for further discussion.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record derivative instruments on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations.

We are exposed to the risk of fluctuations in foreign exchange rates between the U.S. Dollar and the Euro associated with our 6.875% PEACS (See “Note 6—Long-Term Debt and Other”). Currency gains and losses arising from the remeasurement of the 6.875% PEACS’ principal from Euros to U.S. Dollars each period are recorded to “Remeasurement of 6.875% PEACS and other.” During the second quarter of 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS’ principal and interest. See “Note 6—Long-Term Debt and Other.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We hold warrants to purchase equity securities of other companies. Warrants that can be exercised and settled by delivery of net shares such that we pay no cash upon exercise are derivative financial instruments. Our net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations, “Remeasurement of 6.875% PEACS and other,” in the period of change. We determine the fair value of our warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for our private-company warrants.

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

Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, the weighted average shares used to calculate basic earnings (loss) per share excludes the weighted average of restricted shares outstanding because they are subject to repurchase or forfeiture.

The effect of outstanding stock awards, including restricted stock, is antidilutive for periods that we have a net loss and, accordingly, is excluded from the calculation of diluted loss per share. The dilutive effect of stock awards and restricted stock is included in the calculation of weighted average shares, using the treasury stock method, for periods that we have net income.

The “if converted” number of shares associated with each of our convertible debt instruments are excluded from diluted shares as their effect is anti-dilutive. See “Note 6—Long-Term Debt and Other.”

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, effective for the period ending December 31, 2003. This Interpretation requires the consolidation of Variable Interest Entities in which a company holds a qualifying variable interest. The provisions of this Interpretation do not have a significant effect on our financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The provisions of this Standard do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer’s coupon by a consumer at the reseller’s location. The final consensus eliminates

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results, and the disclosure requirements are included in “Note 2—Cash, Cash Equivalents, and Marketable Securities.”

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following tables summarize, by major security type, our cash and marketable securities (in thousands):

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$427,306	$—	$—	$427,306
Commercial paper and short-term obligations	669,403	5,564	—	674,967

Cash and cash equivalents	1,096,709	5,564	—	1,102,273
Certificates of deposit	20,026	7,369	—	27,395
Commercial paper and short-term obligations	94		—	94
Corporate notes and bonds	24,866	131	—	24,997
Asset-backed and agency securities	85,403	302	(13)	85,692
U.S. Treasury notes and bonds	145,641	286	(149)	145,778
Equity securities	2,360	6,234	—	8,594

Marketable securities	278,390	14,322	(162)	292,550

Total cash, cash equivalents, and marketable Securities (2)	$1,375,099	$19,886	$(162)	$1,394,823

(1)	The fair value of investments with loss positions is $100 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (all less than twelve months), and the amount of the impairments relative to the underlying portfolio and conclude that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
(2)	Includes investments in foreign currencies of $764 million, principally Euros, British Pounds, and Yen.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$302,964	$—	$—	$302,964
Commercial paper and short-term obligations	429,943	5,347	—	435,290

Total cash and cash equivalents	732,907	5,347	—	738,254
Certificates of deposit	19,494	2,832	—	22,326
Commercial paper and short-term obligations	2,073	—	—	2,073
Corporate notes and bonds	42,586	355	—	42,941
Asset-backed and agency securities	309,549	7,166	—	316,715
U.S. Treasury notes and bonds	172,145	2,616	(35)	174,726
Equity securities	3,934	—	—	3,934

Marketable securities	549,781	12,969	(35)	562,715

Total cash, cash equivalents, and marketable Securities (1)	$1,282,688	$18,316	$(35)	$1,300,969

(1)	Includes investments in foreign currencies of $398 million, principally Euros, British Pounds, and Yen.

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2003 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$704,982	$717,979
Due after one year through three years	155,048	155,252
Asset-backed and agency securities with various maturities	85,403	85,692

	$945,433	$958,923

Gross gains of $17 million, $9 million, and $9 million and gross losses of $1 million, $1 million and $32 million were realized on sales of available-for-sale marketable securities for the years ended December 31, 2003, 2002, and 2001.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. See “Note 7—Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	December 31,
	2003	2002
Gross Fixed Assets (1):
Fulfillment and customer service	$241,497	$237,635
Technology infrastructure	25,592	36,037
Internal-use software, content, and website development	57,413	55,607
Other corporate assets	47,236	47,715

Gross fixed assets	371,738	376,994

Accumulated Depreciation (1):
Fulfillment and customer service	84,987	69,208
Technology infrastructure	13,167	20,360
Internal-use software, content, and website development	24,530	28,308
Other corporate assets	24,769	19,720

Total accumulated depreciation	147,453	137,596
Total fixed assets, net	$224,285	$239,398

(1)	Excludes the cost and accumulated depreciation of fully-depreciated assets.

Depreciation expense on fixed assets was $70 million, $77 million, and $83 million, which includes amortization of fixed assets acquired under capital lease obligations of $7 million for 2003 and 2002, and $9 million for 2001. Gross assets remaining under capital leases were $5 million and $39 million for the years ended December 31, 2003 and 2002. Accumulated depreciation associated with capital leases was $3 million and $15 million for the years ended December 31, 2003 and 2002.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—OTHER EQUITY INVESTMENTS

Activity in our equity-method and cost-method investments for the years ended December 31, 2003 and 2002 is as follows (in thousands):

	Equity- Method	Cost-Method	Total
Balance, December 31, 2001	$10,387	$17,972	$28,359
Equity-method losses, net	(4,169)	—	(4,169)
Sales of investments at fair value	(2,940)	(12,941)	(15,881)
Realized gains on sales of investments, net	2,326	10,844	13,170
Losses resulting from other-than-temporary declines in fair value	(4,288)	(794)	(5,082)
Unrealized losses on available-for-sale investments, net	—	(652)	(652)
Losses for change in fair value of warrant investments, net	—	(303)	(303)
Investment reclassifications, net, at fair value	(880)	880	—

Balance, December 31, 2002 (1)(2)	436	15,006	15,442
Equity-method losses, net	(436)	—	(436)
Sales of investments at fair value	—	(41)	(41)
Losses resulting from other-than-temporary declines in fair value	—	(2,459)	(2,459)
Unrealized gains on available-for-sale investments, net	—	1,032	1,032
Change in fair value of warrant investments, net	—	1,293	1,293

Balance, December 31, 2003 (1)(2)	$—	$14,831	$14,831

(1)	At December 31, 2003 and 2002, cost-method investments recorded in “Other equity investments” included $6 million and $5 million of investments recorded at fair value and $9 million and $10 million of investments carried at cost. Gross unrealized gains and losses were not significant at December 31, 2003 and 2002.
(2)	At December 31, 2003 and 2002, the fair value of our investments in the common stock of publicly held equity-method investees was $72 million and $31 million, primarily relating to our investment in drugstore.com, inc. Currently, we do not hold over 20% interest in any of our investments.

Note 5—UNEARNED REVENUE

During 2003 and 2002, activity in unearned revenue was as follows (in thousands):

Balance, December 31, 2001	87,978
Cash received or accounts receivable	95,404
Amortization to revenue	(135,466)

Balance, December 31, 2002	47,916
Cash received or accounts receivable	101,774
Amortization to revenue	(111,846)

Balance, December 31, 2003	$37,844

All amounts recorded as accounts receivable, including amounts associated with unearned revenue, are legally due and contractually enforceable. At December 31, 2003 accounts receivable, net associated with unearned revenue was $2 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—LONG-TERM DEBT AND OTHER

Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	December 31,
	2003	2002
4.75% Convertible Subordinated Notes due February 2009	$1,049,760	$1,249,807
6.875% PEACS due February 2010	869,711	724,500
10% Senior Discount Notes due May 2008	—	255,597
Long-term restructuring liabilities	20,066	31,614
Euro currency swap	—	12,159
Capital lease obligations	2,717	8,491
Other long-term debt	7,401	8,456

	1,949,655	2,290,624
Less current portion of capital lease obligations	(1,558)	(7,506)
Less current portion of other long-term debt	(2,658)	(5,813)

Total long-term debt and other	$1,945,439	$2,277,305

6.875% PEACS

On February 16, 2000, we completed an offering of 690 million Euros of 6.875% PEACS due 2010. The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of 84.883 Euros per share. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. The 6.875% PEACS rank equally with our outstanding 4.75% Convertible Subordinated Notes. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal of 690 million Euros, plus any accrued and unpaid interest. No premium payment is required for early redemption.

Upon the occurrence of a “fundamental change” prior to the maturity of the 6.875% PEACS, each holder thereof has the right to require us to redeem all or any part of such holder’s 6.875% PEACS at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest. As defined in the indenture, a “fundamental change” is the occurrence of certain types of transactions in which our stockholders do not receive publicly-traded securities.

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at December 31, 2003.

During the second quarter of 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS’ principal and interest. Although neither party made cash payments to terminate the agreement, we recorded a non-cash loss of $6 million to “Remeasurement of 6.875% PEACS and other” representing the remaining basis in our swap asset. At December 31, 2003, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $13 million. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, this accumulated loss will be amortized to “Remeasurement of 6.875% PEACS and other” over the life of the 6.875% PEACS. No net gains or losses resulting from hedge ineffectiveness were recognized in our results of operations during the year ended December 31, 2002 and 2001.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurement of 6.875% PEACS and other.”

Based upon quoted market prices, the fair value of the 6.875% PEACS was $870 million and $531 million as of December 31, 2003 and 2002. The fair value of the swap obligation was $12 million at December 31, 2002.

4.75% Convertible Subordinated Notes

On February 3, 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears in February and August of each year. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to any existing and future Senior Indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal plus a redemption premium, plus any accrued and unpaid interest. At December 31, 2003, the redemption premium was 2.85% of the principal, and decreased to 2.375% on February 1, 2004 and will decrease by 47.5 basis points annually until maturity.

Upon the occurrence of a “fundamental change” prior to the maturity of the 4.75% Convertible Subordinated Notes, each holder thereof has the right to require us to redeem all or any part of such holder’s 4.75% Convertible Subordinated Notes at a price equal to 100% of the principal amount of the notes being redeemed, together with accrued interest. As defined in the indenture, a “fundamental change” is the occurrence of certain types of transactions in which our stockholders do not receive publicly-traded securities.

The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at December 31, 2003.

On November 24, 2003, we redeemed an aggregate principal amount of $200 million of our 4.75% Convertible Subordinated Notes. As provided in the underlying indenture, the redemption price of $206 million represented a $6 million (2.85%) premium over the face amount of the redeemed 4.75% Convertible Subordinated Notes. We recorded a charge in the fourth quarter of 2003, classified in “Remeasurement of 6.875% PEACS and other,” of approximately $9 million related to the redemption, consisting of the $6 million premium and approximately $3 million in unamortized deferred issuance charges. Accrued and unpaid interest of $3 million, from August 1, 2003 through November 23, 2003, was also paid at redemption.

Based upon quoted market prices, the fair value of our 4.75% Convertible Subordinated Notes as of December 31, 2003 and 2002 was $1.06 billion (principal balance of $1.05 billion) and $925 million (principal balance of $1.25 billion).

10% Senior Discount Notes

During the second quarter of 2003, we redeemed all of our remaining 10% Senior Discount Notes for $277 million, consisting of principal repayment of $264 million and a 5% premium of $13 million. Included in our results for the year ended December 31, 2003 is a charge of $15 million to “Remeasurement of 6.875% PEACS and other” representing the 5% premium and $2 million of remaining deferred issuance charges. Additionally, we paid $2 million to holders of our 10% Senior Discount Notes for interest accrued between May 1, 2003 and

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2003. The interest payment of $2 million, was recorded to “Interest expense” on the consolidated statement of operations.

Subsequent Events

On January 27, 2004, we announced that we will redeem $150 million in principal amount of our outstanding 4.75% Convertible Subordinated Notes on February 26, 2004. The redemption price is set at 102.375% of the principal amount at maturity, plus accrued and unpaid interest from February 1 through February 25, 2004. After completion of the redemption of $150 million in principal, there will be approximately $900 million aggregate principal amount of 4.75% Convertible Subordinated Notes outstanding.

Additionally, on January 27, 2004, our Board of Directors authorized a debt repurchase program pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

Note 7—COMMITMENTS AND CONTINGENCIES

Commitments

We currently lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for 2003, 2002, and 2001 was $52 million, $56 million, and $81 million.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases to support normal operations as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Operating leases, net of estimated sublease income	$9,577	$4,998	$3,421	$3,356	$2,691	$5,300	$29,343
Other	897	300	—	—	—	—	1,197

Restructuring-related commitments	10,474	5,298	3,421	3,356	2,691	5,300	30,540
Other commitments:
Debt principal and other (1)(2)	3,013	74	—	—	246	1,931,160	1,934,493
Debt interest (1)(2)	109,656	109,656	109,656	109,656	109,656	144,517	692,797
Capital leases	1,678	868	341	—	—	—	2,887
Operating leases (3)	51,498	43,323	42,391	39,100	38,181	131,040	345,533

Other commitments	165,845	153,921	152,388	148,756	148,083	2,206,717	2,975,710

Total commitments	$176,319	$159,219	$155,809	$152,112	$150,774	$2,212,017	$3,006,250

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2003, the Euro to U.S. Dollar exchange rate was 1.260. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our principal debt obligation under this instrument since issuance has increased by $197 million as of December 31, 2003. We cannot predict the performance of the U.S. Dollar relative to the Euro.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	See “Note 17—Subsequent Events.”
(3)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2003, we have remaining obligations under operating leases for equipment and real estate of $346 million. If we had applied to our equipment-related operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $76 million of additional assets and obligations on our balance sheet at December 31, 2003.

Restructuring-related lease obligations are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$13,628	$9,199	$9,167	$9,196	$8,226	$18,446	$67,862
Estimated sublease income (1)	(4,051)	(4,201)	(5,746)	(5,840)	(5,535)	(13,146)	(38,519)

Lease obligations, net	$9,577	$4,998	$3,421	$3,356	$2,691	$5,300	$29,343

(1)	At December 31, 2003, we had signed contractual sublease agreements covering $15 million in future payments.

Long-term capital lease obligations are as follows (in thousands):

December 31, 2003
Gross capital lease obligations	$2,887
Less imputed interest	(170)

Present value of net minimum lease payments	2,717
Less current portion	(1,558)

Total long-term capital lease obligations	$1,159

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and credit-rating. The change in the total amount of collateral required to be pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit (1)	Swap Agreement (2)	Real Estate Leases (3)	Total
Balance at December 31, 2002	$57,894	$23,095	$40,079	$121,068
Net change in collateral pledged	2,905	(23,095)	(14,143)	(34,333)

Balance at December 31, 2003	$60,799	$—	$25,936	$86,735

(1)	We have standby letter-of-credit facilities totaling $150 million. The outstanding commitments under these facilities at December 31, 2003 totaled $61 million.
(2)	Due to the termination of the Euro Currency Swap, collateral previously pledged under this arrangement is no longer subject to restrictions.
(3)	The required amount of collateral to be pledged will increase $5 million and an additional $6 million if our market capitalization is below $18 billion and $13 billion.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the 1934 Act. On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

Beginning in March 2003, we were served with complaints filed in several different states by a private litigant purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state false claims acts. It is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

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

On January 12, 2004, Soverain Software LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes several patents obtained by Soverain purporting to cover “Internet Server Access Control and Monitoring Systems” (U.S. Patent No. 5,708,780) and “Network Sales Systems” (U.S. Patent Nos. 5,715,314 and 5,909,492) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

Inventory Suppliers

During 2003, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 8—STOCKHOLDERS’ DEFICIT

Preferred Stock

We have authorized 500,000,000 shares of $0.01 par value Preferred Stock. No preferred stock shares were outstanding during 2003, 2002, or 2001.

Stock Award Plans

Our stock award plans consist of the 1999 Nonofficer Employee Stock Option Plan, the 1997 Stock Incentive Plan, and the Amended and Restated 1994 Stock Option Plan. Shares reserved under these plans consist of 40 million shares in the 1999 Nonofficer Employee Stock Option Plan, 124 million shares in the 1997 Stock Incentive Plan and 58 million shares in the 1994 Stock Option Plan, of which up to a maximum of 21,025,075 shares that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1997 Stock Incentive Plan. In connection with certain acquisitions in 1998 and 1999, we assumed outstanding options to purchase common stock originally granted under the acquired companies’ stock option plans. Our stock award plans as well as the assumed stock award plans are hereby collectively referred to as the “Plans.”

In 2002, we transitioned to using restricted stock units, awarded under the 1997 Stock Incentive Plan, as our primary vehicle for employee equity compensation. Employees vest in restricted stock unit awards ratably over the corresponding service term, generally three to six years. As it relates to stock option awards, our Board of Directors generally sets an exercise price of not less than the fair market value of our common stock at the date of grant. Generally, outstanding options granted on or subsequent to December 20, 1996 have a term of 10 years from the date of grant. Subject to Internal Revenue Service limitations, options granted under our plans prior to April 1999 and granted under certain assumed plans generally became exercisable immediately, but are subject to a restriction on transfer that lapses over a period of time. Options granted under the Plans since April 1999 generally vest and become exercisable in accordance with the following vesting schedule: 20% after year one, 20% after year two and 5% at the end of each quarter for years three through five. Certain outstanding options that were granted during 2000 and 2001 vest and become exercisable at the rate of 50% after year one and 50% after year two. During the first quarter of 2001, we offered a limited non-compulsory exchange of employee stock options to employees meeting certain eligibility criteria. Options granted pursuant to this stock option exchange vested and became exercisable at the rate of 25% after 6 months from the date of grant and 4.166% per month for the succeeding 18 months. Certain options granted in the third quarter of 2001 generally vest and become exercisable as follows: (i) the option vests quarterly in equal installments over a 36, 48 or 60 month period commencing on dates ranging from grant date to October 1, 2003, (ii) the option vests 5% to 12.5% on a date approximately 12 to 16 months from date of grant with the balance vesting quarterly in equal installments over a 48 to 60 month period, or (iii) the option vests 4% to 12.5% on dates approximately 6 months and 18 months from the date of grant with the balance vesting quarterly in equal installments over a 24 or 60 month period. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by us at the exercise price upon termination of employment or services and such restrictions lapse over the vesting schedule. At December 31, 2003, approximately 800,000 shares of restricted common stock, which includes

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted shares issued in connection with acquisitions as well as shares issued to certain key employees in 2001 and 2002, were subject to repurchase or forfeiture.

Stock Award Activity

During 2003, restricted stock units increased 1.5 million shares, resulting from grants of 2.1 million, offset by vesting of 0.4 million shares and cancellation of 0.3 million shares. Scheduled vesting for outstanding restricted stock units is as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Outstanding restricted stock units	726	1,102	1,353	737	292	200	4,410

The following table summarizes our stock option activity:

	Number of Shares (In thousands)	Weighted Average Exercise Price
Balance December 31, 2000	70,438	32.17
Options granted	46,209	9.53
Options terminated	(44,608)	43.91
Options exercised	(6,089)	2.73

Balance December 31, 2001	65,950	10.65
Options granted	3,045	16.46
Options terminated	(12,262)	10.36
Options exercised	(14,728)	8.26

Balance December 31, 2002	42,005	11.91

Options granted	226	24.81
Options terminated	(2,248)	13.82
Options exercised	(15,022)	10.88

Balance December 31, 2003	24,961	12.46

At December 31, 2003, 99 million shares of common stock were available for future grant under the Plans.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Stock Awards Outstanding			Awards Vested
Range of Exercise Prices	Number of Awards (In thousands)	Remaining Life (yrs)	Weighted Average Exercise Price	Number of Awards (In thousands)	Weighted Average Exercise Price
0.08 – 7.05	1,843	3.97	4.08	1,503	3.92
7.10 – 7.93	15,400	7.60	7.90	2,139	7.82
7.95 – 12.19	1,697	7.34	9.29	200	9.92
12.28 – 17.58	1,842	7.32	15.01	583	14.76
17.67 – 21.33	2,037	6.78	19.41	999	20.01
21.33 – 30.88	901	6.70	27.41	396	27.24
31.41 – 70.44	622	6.18	46.23	420	48.62
71.28 – 87.28	565	5.25	71.93	157	73.24
88.06 – 104.97	54	5.08	88.78	51	88.74

0.08 – 104.97	24,961	7.10	12.46	6,448	15.57

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$35,282	$(149,132)	$(567,277)
Other comprehensive income (loss):
Foreign-currency translation gains (losses), net	14,707	16,910	(1,257)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during year	17,434	23,459	(33,479)
Less reclassification of net realized (gains) losses included in net income (loss)	(14,952)	(3,165)	40,484

Net unrealized gains on available-for-sale securities	2,482	20,294	7,005
Net activity of Euro currency swap (See Note 6):
Remeasurement of Euro currency swap to fair value	14,842	21,106	(21,867)
Reclassification of (gains) losses to offset currency losses and gains on hedged portion of 6.875% PEACS included in net income (loss)	(5,081)	(12,578)	4,530
Amortization of net unrealized losses on Euro Currency Swap	1,127	—	—

Net activity of Euro currency swap	10,888	8,528	(17,337)
Reclassification of currency gains on 6.875% PEACS	—	—	(9,811)
Cumulative effect of accounting change to adopt SFAS No. 133	—	—	(12,294)

Other comprehensive income (loss)	28,077	45,732	(33,694)

Comprehensive income (loss)	$63,359	$(103,400)	$(600,971)

Accumulated balances within other comprehensive income were as follows (in thousands):

	Years Ended December 31,
	2003	2002
Net unrealized gains on foreign currency translation	$30,450	$15,744
Net unrealized gains on available-for-sale securities	20,327	17,845
Net unrealized losses on Euro currency swap	(13,038)	(23,927)

Total accumulated other comprehensive income	37,739	9,662

Common Stock Reserved for Future Issuance

At December 31, 2003, common stock reserved for future issuance is as follows (in thousands):

Stock awards, including restricted stock units	128,223
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes (1)	13,457
Shares issuable upon conversion of 6.875% PEACS	8,129

Total common stock reserved for future issuance	149,809

(1)	See “Note 17—Subsequent Events.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—EARNINGS (LOSS) PER SHARE

The following represents the calculations for net earnings (loss) per share (in thousands, except per share data):

	For the Years Ended December 31,
	2003	2002	2001
Income (loss) before change in accounting principle	$35,282	$(149,933)	$(556,754)
Cumulative effect of change in accounting principle	—	801	(10,523)

Net income (loss)	$35,282	$(149,132)	$(567,277)

Weighted average shares outstanding	396,389	379,494	365,180
Weighted average shares of restricted stock	(910)	(1,131)	(969)

Shares used in computation of basic earnings (loss) per share	395,479	378,363	364,211
Total dilutive effect of outstanding stock awards (1)	23,873	—	—

Shares used in computation of diluted earnings (loss) per share	419,352	378,363	364,211

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.09	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	—	0.01	(0.03)

Total earnings (loss) per share	$0.09	$(0.39)	$(1.56)

Diluted earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.08	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	—	0.01	(0.03)

Total earnings (loss) per share	$0.08	$(0.39)	$(1.56)

(1)	The effect of outstanding stock awards, including restricted stock, is antidilutive for periods that we have a net loss and, accordingly, is excluded from the calculation of diluted loss per share in those periods. The dilutive effect of stock awards and restricted stock is included in the calculation of weighted average shares, using the treasury stock method, for periods that we have net income.

Note 10—RESTRUCTURING-RELATED AND OTHER

In the first quarter of 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs, streamline our organizational structure, consolidate certain of our fulfillment and customer service operations and migrate a large portion of our technology infrastructure to a new operating platform. This initiative involved the reduction of employee staff by 1,327 positions throughout the Company in managerial, professional, clerical, technical and fulfillment roles; consolidation of our Seattle, Washington corporate office locations; closure of our McDonough, Georgia and Seattle, Washington fulfillment centers; closure of our customer service centers in Seattle, Washington and The Hague, Netherlands; and migration of a large portion of our technology infrastructure to a new operating platform, which entails ongoing lease obligations for technology infrastructure no longer being utilized. Actual employee termination benefits paid were $12 million. The restructuring is complete; however we may adjust our restructuring-related estimates in the future, if necessary.

Restructuring-related expenses of $0.1 million were incurred during the year ended December 31, 2003 relating to updated estimates of sub-lease income due to weakness in real estate markets. Restructuring-related and other expenses were $42 million and $182 million for 2002 and 2001.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring-related charges were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Asset impairments	$—	$1,182	$68,528
Continuing lease obligations	140	39,563	87,049
Termination benefits	—	—	14,970
Broker commissions, professional fees, and other miscellaneous restructuring costs	—	828	11,038

Total restructuring-related charges	$140	$41,573	$181,585

At December 31, 2003, the accrued liability associated with restructuring-related and other charges was $31 million and consisted of the following (in thousands):

	Balance at December 31, 2002	Subsequent Accruals, Net	Payments	Balance at December 31, 2003	Due Within 12 Months(1)	Due After 12 Months(1)
Lease obligations, net of estimated sublease income	$51,216	$4,092	$(25,965)	$29,343	$9,577	$19,766
Broker commissions, professional fees and other miscellaneous restructuring costs	5,625	(3,952)	(476)	1,197	897	300

	$56,841	$140	$(26,441)	$30,540	$10,474	$20,066

(1)	Restructuring-related liabilities due within 12 months and due after 12 months are classified in “Accrued expenses and other current liabilities” and “Long-term debt and other,” on the accompanying consolidated balance sheets.

Restructuring-related lease obligations are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$13,628	$9,199	$9,167	$9,196	$8,226	$18,446	$67,862
Estimated sublease income (1)	(4,051)	(4,201)	(5,746)	(5,840)	(5,535)	(13,146)	(38,519)

Lease obligations, net	$9,577	$4,998	$3,421	$3,356	$2,691	$5,300	$29,343

(1)	At December 31, 2003, we had signed contractual sublease agreements covering $15 million in future payments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Gains on sales of marketable securities, net	$9,598	$5,700	$1,335
Foreign-currency transaction losses, net (1)	(3,045)	(1,086)	(2,019)
Miscellaneous state, foreign and other taxes	(3,704)	700	(1,222)
Other miscellaneous gains (losses), net	(41)	309	6

Total other income (expense), net	$2,808	$5,623	$(1,900)

(1)	Includes a loss of $5 million and $2 million for 2003 and 2002, and a gain of $0.2 million for 2001 associated with the remeasurement from Euros to U.S. Dollars of interest obligations on our 6.875% PEACS. See “Note 6—Long-Term Debt and Other.”

Note 12—REMEASUREMENT OF 6.875% PEACS AND OTHER

Remeasurement of 6.875% PEACS and other consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Foreign-currency gain (loss) on 6.875% PEACS	$(140,130)	$(103,136)	$46,613
Gain (loss) on sales of Euro-denominated investments, net	5,827	2,227	(22,548)
Gain on sales of equity investments, net	796	13,044	—
Gain from terminations of commercial contracts	—	—	22,400
Net gain from acquisition of investments by third parties	—	—	784
Loss on redemption of long-term debt (See Note 6)	(23,829)	—	—
Loss on termination of Euro Currency Swap (See Note 6)	(5,880)	—	—
Amortization of net unrealized losses on Euro Currency Swap (See Note 6)	(1,127)	—	—
Foreign currency effect on intercompany balances (1)	35,574	—	—
Other-than-temporary impairments and other (2)	(892)	(8,408)	(49,390)

Total remeasurement of 6.875% PEACS and other	$(129,661)	$(96,273)	$(2,141)

(1)	Represents the gain associated with the remeasurement of intercompany balances due to changes in foreign exchange rates (See “Note 1—Description of Business and Accounting Policies” ).
(2)	Includes a $2 million gain on the sale of our mail-order toy catalog business for $5 million in cash recorded in the third quarter of 2003.

Note 13—INCOME TAXES

We have provided for current and deferred U.S. federal, state, and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes were provided with respect to jurisdictions where our subsidiaries produce taxable income. As of December 31, 2003, we have recorded a net deferred tax asset of $2 million, which consists primarily of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization. The increase in the valuation allowance on the deferred tax asset was $131 million and $196 million for 2003 and 2002.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets, which are included in “Accounts receivable, net and other current assets,” are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating losses	$897,665	$792,014
Investment-related	343,296	308,403
Revenue items	24,904	22,124
Expense items	234,310	246,147

Total gross deferred tax assets	1,500,175	1,368,688
Less valuation allowance	(1,495,908)	(1,365,386)

Net deferred tax assets	4,267	3,302
Deferred tax liabilities—Expense items	(2,512)	(620)

Total net deferred tax asset	$1,755	$2,682

At December 31, 2003, we had net operating loss carryforwards of approximately $2.9 billion related to U.S. federal, state and foreign jurisdictions. Utilization of net operating losses, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. Additionally, approximately $230 million of capital loss carryforwards begin to expire in 2005. Approximately $1.6 billion of our net operating loss carryforwards relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Note 14—EMPLOYEE BENEFIT PLAN

We have a 401(k) savings plan covering substantially all of our U.S. employees, and eligible employees may contribute through payroll deductions. Beginning in April 2003, we began matching a portion of employee contributions using our common stock. During the year ended December 31, 2003, we issued 34,000 shares of our common stock in connection with matching contributions for the 401(k) savings plan.

Note 15—SEGMENT INFORMATION

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

We measure operating results of our segments using an internal performance measure of direct segment operating expenses that exclude stock-based compensation, amortization of other intangibles, and restructuring-related and other charges, each of which is not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in thousands):

Year Ended 2003:

	North America	International	Consolidated
Net sales	$3,258,413	$2,005,286	$5,263,699
Gross profit	866,664	390,504	1,257,168
Segment operating income	283,045	78,193	361,238
Stock-based compensation			(87,751)
Amortization of other intangibles			(2,752)
Restructuring-related and other			(140)
Total non-operating expenses, net			(234,877)
Equity in losses of equity-method investees, net			(436)

Net income			$35,282

Year Ended 2002:

	North America	International	Consolidated
Net sales	$2,761,457	$1,171,479	$3,932,936
Gross profit	740,985	251,633	992,618
Segment operating income	179,667	435	180,102
Stock-based compensation			(68,927)
Amortization of other intangibles			(5,478)
Restructuring-related and other			(41,573)
Total non-operating expenses, net			(209,888)
Equity in losses of equity-method investees, net			(4,169)
Cumulative effect of change in accounting principle			801

Net loss			$(149,132)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended 2001:

	North America	International	Consolidated
Net sales	$2,460,336	$662,097	$3,122,433
Gross profit	657,229	141,329	798,558
Segment operating income (loss)	57,501	(102,503)	(45,002)
Stock-based compensation			(4,637)
Amortization of goodwill and other intangibles			(181,033)
Restructuring-related and other			(181,585)
Total non-operating expenses, net			(114,170)
Equity in losses of equity-method investees, net			(30,327)
Cumulative effect of change in accounting principle			(10,523)

Net loss			$(567,277)

Net sales shipped to customers outside of the U.S. represented approximately 43%, 35%, and 29% of net sales for 2003, 2002, and 2001. Shipments into the United Kingdom represents approximately 13% and 11% of total net sales in 2003 and 2002, and shipments into Germany represents 11% of total net sales in 2003. Net fixed assets held in locations outside the U.S. were $45 million at December 31, 2003.

Depreciation expense, by segment, was as follows (in thousands):

	North America	International	Consolidated
2003	$59,558	$10,186	$69,744
2002	67,036	9,625	76,661
2001	72,007	11,426	83,433

Note 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of our financial instruments were as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,099,143	$1,102,273	$732,907	$738,254
Marketable securities (1)	278,390	292,550	549,781	562,715
Other equity investments (2)	14,831	86,517	15,442	46,454
Euro currency swap (3)	—	—	12,159	12,159
Long-term debt (4)	1,919,471	1,924,995	2,229,904	1,719,108

(1)	The fair value of marketable securities is determined from publicly quoted prices. See “Note 2—Cash, Cash Equivalents and Marketable Securities.”
(2)	The fair value of other equity investments is determined from publicly quoted prices, plus the carrying amount of privately-held investments for which market values are not readily determinable. We evaluate “Other equity investments” for impairment in accordance with our stated policy. See “Note 1—Description of Business and Accounting Policies,” and “Note 4—Other Equity Investments.”
(3)	The fair value of the Euro currency swap was determined based on a third-party valuation. See “Note 6—Long-Term Debt and Other.”.
(4)	The fair value of our long-term debt is determined based on quoted prices. See “Note 6—Long-Term Debt and Other.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—SUBSEQUENT EVENTS

On January 27, 2004, we announced that we will redeem $150 million in principal amount of our outstanding 4.75% Convertible Subordinated Notes on February 26, 2004. The redemption price is set at 102.375% of the principal amount at maturity, plus accrued and unpaid interest from February 1 through February 25, 2004. After completion of the redemption of $150 million in principal, there will be approximately $900 million aggregate principal amount of 4.75% Convertible Subordinated Notes outstanding.

Additionally, on January 27, 2004, our Board of Directors authorized a debt repurchase program pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2003, 2002, and 2001. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,945,772	$1,134,456	$1,099,912	$1,083,559
Gross profit	426,837	285,821	273,928	270,582
Net income (loss)	73,154	15,563	(43,314)	(10,121)
Basic earnings (loss) per share (1)	$0.18	$0.04	$(0.11)	$(0.03)
Diluted earnings (loss) per share (1)	$0.17	$0.04	$(0.11)	$(0.03)

Shares used in computation of earnings (loss) per share:
Basic	401,422	397,912	393,876	388,541
Diluted	425,214	422,802	393,876	388,541

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,428,610	$851,299	$805,605	$847,422
Gross profit	335,159	216,167	218,167	223,125
Income (loss) before change in accounting principle	2,651	(35,080)	(93,553)	(23,951)
Cumulative effect of change in accounting principle	—	—	—	801
Net income (loss)	2,651	(35,080)	(93,553)	(23,150)
Basic and diluted earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.09)	$(0.25)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—	—

	$0.01	$(0.09)	$(0.25)	$(0.06)
Shares used in computation of earnings (loss) per share:
Basic	383,702	379,650	376,937	373,031
Diluted	407,056	379,650	376,937	373,031

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,115,171	$639,281	$667,625	$700,356
Gross profit	274,049	162,192	179,720	182,597
Income (loss) before change in accounting principle	5,087	(169,874)	(168,359)	(223,608)
Cumulative effect of change in accounting principle	—	—	—	(10,523)
Net income (loss)	5,087	(169,874)	(168,359)	(234,131)
Basic and diluted earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.46)	$(0.47)	$(0.63)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

	$0.01	$(0.46)	$(0.47)	$(0.66)
Shares used in computation of earnings (loss) per share:
Basic	371,420	368,052	359,752	357,424
Diluted	384,045	368,052	359,752	357,424

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2004 annual meeting of shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2004 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003

Consolidated Statements of Operations for each of the three years ended December 31, 2003

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Deficit for each of the three years ended December 31, 2003

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

4.1	Indenture, dated as of May 8, 1998, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998).

4.2	Form of 10% Senior Discount Notes Due 2008 (incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-56723) filed June 12, 1998).

4.3	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.4	Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.5	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.6	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

Exhibit Number	Description

10.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.4	Common Stock Purchase Agreement, dated July 23, 2001, between Amazon.com, Inc. and America Online, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

10.5†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.6†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.7†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.8†	Executive Compensation Letter to Diego Piacentini, dated May 16, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.9†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.11†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

(b) Reports on Form 8-K:

On October 21, 2003, we filed a Form 8-K announcing our third quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2004.

AMAZON.COM, INC.

By:	/s/ JEFFREY P. BEZOS
Jeffrey P. Bezos
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2004.

Signature	Title

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK S. PEEK Mark S. Peek	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ TOM A. ALBERG Tom A. Alberg	Director

/s/ L. JOHN DOERR L. John Doerr	Director

/s/ WILLIAM G. GORDON William G. Gordon	Director

/s/ THOMAS O. RYDER Thomas O. Ryder	Director

/s/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets —Reserves

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Period
	(In thousands)
December 31, 2003	$19,967	$17,788	$(20,161)	$17,594
December 31, 2002	13,235	7,368	(636)	19,967
December 31, 2001	17,790	8,305	(12,860)	13,235

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

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

10.6†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.7†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.8†	Executive Compensation Letter to Diego Piacentini, dated May 16, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

Exhibit Number	Description

10.9†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.11†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1

Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement