Form 10-Q
period 2004-03-31
AMAZON COM INC
filed 2004-04-23
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

405,024,481 shares of common stock, par value $0.01 per share outstanding as of April 14, 2004

AMAZON.COM, INC.

FORM 10-Q

For the Three Months Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2004	2003	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,102,273	$738,254	$495,773	$296,689
OPERATING ACTIVITIES:
Net income (loss)	111,136	(10,121)	156,539	(136,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including website development costs, and other amortization	17,681	19,750	73,489	81,084
Stock-based compensation	7,107	27,323	67,535	85,319
Other operating expense (income)	(542)	912	1,298	7,881
Gain on sales of marketable securities, net	(1,087)	(3,980)	(6,705)	(9,304)
Remeasurements and other	(20,360)	22,234	87,503	126,447
Non-cash interest expense and other	1,149	7,877	6,190	30,402
Changes in operating assets and liabilities:
Inventories	13,170	30,625	(94,241)	(25,352)
Accounts receivable, net and other current assets	10,298	27,233	(16,630)	(2,395)
Accounts payable	(255,994)	(226,605)	138,343	58,223
Accrued expenses and other current liabilities	(73,769)	(87,065)	(12,444)	(16,713)
Additions to unearned revenue	23,267	22,968	101,940	89,656
Amortization of previously unearned revenue	(24,067)	(27,905)	(107,902)	(126,038)
Interest payable	(58,677)	(55,028)	(1,799)	435

Net cash provided by (used in) operating activities	(250,688)	(251,782)	393,116	163,542
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	569,768	208,955	1,173,997	625,669
Purchases of marketable securities	(504,679)	(233,055)	(807,266)	(734,638)
Purchases of fixed assets, including internal-use software and website development	(9,513)	(6,394)	(49,082)	(40,703)
Proceeds from sale of subsidiary and other	—	—	5,072	—

Net cash provided by (used in) investing activities	55,576	(30,494)	322,721	(149,672)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	14,814	38,555	139,581	152,835
Repayments of long-term debt, capital lease obligations, and other	(155,647)	(3,221)	(647,734)	(13,453)

Net cash provided by (used in) financing activities	(140,833)	35,334	(508,153)	139,382
Foreign-currency effect on cash and cash equivalents	2,259	4,461	65,130	45,832

Net increase (decrease) in cash and cash equivalents	(333,686)	(242,481)	272,814	199,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$768,587	$495,773	$768,587	$495,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$492	$661	$2,508	$2,760
Cash paid for interest	86,023	84,215	121,755	115,321
Cash paid for income taxes	447	302	1,970	(454)

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,530,349	$1,083,559
Cost of sales	1,169,515	812,977

Gross profit	360,834	270,582
Operating expenses:
Fulfillment	127,705	103,705
Marketing	33,636	28,227
Technology and content	55,076	50,088
General and administrative	27,417	21,102
Stock-based compensation (1)	7,107	27,323
Other operating expense (income)	(542)	912

Total operating expenses	250,399	231,357

Income from operations	110,435	39,225
Interest income	5,555	6,540
Interest expense	(27,731)	(36,511)
Other income, net	2,517	2,859
Remeasurements and other	20,360	(22,234)

Total non-operating income (expense), net	701	(49,346)

Net income (loss)	$111,136	$(10,121)

Basic earnings (loss) per share	$0.28	$(0.03)

Diluted earnings (loss) per share	$0.26	$(0.03)

Weighted average shares used in computation of earnings (loss) per share:
Basic	403,542	388,541

Diluted	424,519	388,541

(1) Components of stock-based compensation:
Fulfillment	$1,006	$6,985
Marketing	608	979
Technology and content	3,299	14,216
General and administrative	2,194	5,143

	$7,107	$27,323

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$768,587	$1,102,273
Marketable securities	229,554	292,550
Inventories	281,550	293,917
Accounts receivable, net and other current assets	125,883	132,069

Total current assets	1,405,574	1,820,809
Fixed assets, net	217,476	224,285
Goodwill	69,121	69,121
Other assets	46,390	47,818

Total assets	$1,738,561	$2,162,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$567,563	$819,811
Accrued expenses and other current liabilities	244,398	317,730
Unearned revenue	37,053	37,844
Interest payable	14,424	73,100
Current portion of long-term debt and other	2,473	4,216

Total current liabilities	865,911	1,252,701
Long-term debt and other	1,777,700	1,945,439
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000 Issued and outstanding shares — 404,894 and 403,354 shares	4,049	4,034
Additional paid-in capital	1,923,103	1,899,398
Deferred stock-based compensation	(2,273)	(2,850)
Accumulated other comprehensive income	33,363	37,739
Accumulated deficit	(2,863,292)	(2,974,428)

Total stockholders’ deficit	(905,050)	(1,036,107)

Total liabilities and stockholders’ deficit	$1,738,561	$2,162,033

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, “Amazon.com,” the “Company,” “we,” “our” and similar terms include Amazon.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Goodwill

We have elected to perform our annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 analysis, no impairments were present, and no indicators of impairment were identified during the three months ended March 31, 2004.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; other equity investments; and intangibles assets, net of amortization. At March 31, 2004 and December 31, 2003, deferred issuance charges were $22 million and $25 million, other equity investments were $14 million and $15 million, and intangible assets, net of accumulated amortization, were $0.4 million and $1 million.

Revenue

Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.

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

Outbound shipping charges to customers are included in “Net sales” and amounted to $94 million and $78 million for the three months ended March 31, 2004 and 2003.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and certain costs associated with our service revenues. Costs incurred in operating and staffing our fulfillment and customer service centers on behalf of other businesses, such as Toysrus.com and Target, are classified as “Cost of sales” rather than “Fulfillment.” All credit card fees and bad debt costs, including those associated with our guarantee for certain third-party seller transactions, are classified in “Fulfillment” on the consolidated statements of operations.

Outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $137 million and $106 million for the three months ended March 31, 2004 and 2003.

Vendor Agreements

We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products, and therefore, we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or, if the product inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on our consolidated balance sheets. When we receive direct reimbursements for costs incurred by us in advertising the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.

Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

Stock-Based Compensation

Stock-based compensation consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Stock awards — variable accounting (1)	$(2,552)	$20,975
Fixed accounting (2):
Restricted stock units	7,880	5,176
Restricted stock (3)	1,779	1,172

Total stock-based compensation	$7,107	$27,323

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards. Since the closing price of our common stock on March 31, 2004 was less than the closing price on December 31, 2003, we recorded a contra-expense associated with variable accounting treatment for the first quarter of 2004.
(2)	The fair value of awards is determined at grant date and recognized as expense over the service period.
(3)	Includes expense associated with matching contributions under our 401(k) savings plan.

We granted stock awards, primarily restricted stock units, representing 0.1 million and 0.3 million shares of common stock during the three months ended March 31, 2004 and 2003. The per share weighted average fair value of stock awards, including restricted stock units, granted was $46.94 and $21.66 during the three months ended March 31, 2004 and 2003. Stock-based awards generally vest over service periods of between three and six years. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 432 million at March 31, 2004, flat with the prior year. Common shares outstanding increased by 1.5 million shares during the three months ended March 31, 2004 due to exercises of stock options and vesting of restricted stock awards.

Outstanding stock awards were as follows (in thousands):

	March 31,
	2004	2003
Stock options (1)(2)	23,131	37,554
Restricted stock units (3)	4,365	3,042

Outstanding stock awards, excluded from common stock outstanding	27,496	40,596
Restricted stock (4)	570	851

Total outstanding stock awards	28,066	41,447

(1)	The weighted average exercise price was $12.52 and $12.05 at March 31, 2004 and 2003.
(2)	Includes 1 million and 3 million options at March 31, 2004 and 2003 subject to variable accounting treatment.
(3)	Includes 322,000 and 330,000 restricted stock units subject to variable accounting treatment at March 31, 2004 and 2003.
(4)	Included in issued and outstanding common stock.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) — as reported	$111,136	$(10,121)
Add: Stock-based compensation, as reported	7,107	27,323
Deduct: Total stock-based compensation determined under fair value based method for all awards	(18,058)	(27,467)

Net income (loss) — SFAS No. 123 adjusted	$100,185	$(10,265)

Basic earnings (loss) per share — as reported	$0.28	$(0.03)
Diluted earnings (loss) per share — as reported	0.26	(0.03)
Basic earnings (loss) per share — SFAS No. 123 adjusted	0.25	(0.03)
Diluted earnings (loss) per share — SFAS No. 123 adjusted	0.24	(0.03)

The fair value for restricted stock and restricted stock units is based on the intrinsic value of those awards at grant date. The fair value for option awards is estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended March 31,
	2004	2003
Average risk-free interest rate	2.1%	2.7%
Average expected life (in years)	3.3	3.3
Volatility	62.9%	79.8%

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. Additionally, we may determine that certain of the office space previously vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future needs. To the extent we elect to utilize this office space, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we will adjust our restructuring-related liability and classify future payments to the corresponding operating expense categories on the consolidated statements of operations. See “Note 6 — Other Operating Expense (Income).”

Foreign Currency

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. For the first quarter of 2004, we recorded a loss of $3 million associated with the remeasurement of intercompany balances. Also, during the first quarter of 2004, approximately $135 million of these balances were repaid among the entities.

Earnings (Loss) per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the weighted average shares used to calculate basic earnings (loss) per share excludes the weighted average of restricted shares outstanding because they are subject to repurchase or forfeiture.

For periods that we have net income, the dilutive effect of stock awards and restricted stock is included in the calculation of diluted earnings per share using the treasury stock method. For periods that we have a net loss, the effect of outstanding stock awards, including restricted stock, is antidilutive and is excluded from the calculation of diluted loss per share.

The shares issuable upon conversion of our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive. See “Note 3 — Long-Term Debt and Other.”

Note 2 — Cash, Cash Equivalents, and Marketable Securities

The following table summarizes, by major security type, our cash and marketable securities (at fair value, in thousands):

	March 31, 2004 (1)	December 31, 2003
Cash	$196,238	$427,306
Commercial paper and short-term securities	572,349	674,967

Cash and cash equivalents	768,587	1,102,273
Certificates of deposit	26,858	27,395
Commercial paper and short-term securities	32,173	94
Corporate notes and bonds	1,553	24,997
Asset-backed and agency securities	36,368	85,692
U.S. Treasury notes and bonds	127,421	145,778
Equity securities	5,181	8,594

Marketable securities	229,554	292,550

Total cash, cash equivalents, and marketable securities (2)	$998,141	$1,394,823

(1)	At March 31, 2004, the gross unrealized losses on marketable securities was negligible.
(2)	Includes amounts held in foreign currencies of $578 million and $764 million, at March 31, 2004 and December 31, 2003. Amounts held in foreign currencies at March 31, 2004 were primarily Euros and British Pounds.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
4.75% Convertible Subordinated Notes due February 2009 (1)(2)	$899,759	$1,049,760
6.875% PEACS due February 2010 (3)	849,252	869,711
Long-term restructuring liabilities (see Note 6)	21,628	20,066
Capital lease obligations	2,610	2,717
Other long-term debt	6,924	7,401

	1,780,173	1,949,655
Less current portion of capital lease obligations	(1,503)	(1,558)
Less current portion of other long-term debt	(970)	(2,658)

Total long-term debt and other	$1,777,700	$1,945,439

(1)	On February 26, 2004, we redeemed an aggregate principal amount of $150 million of our outstanding 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”). As provided in the underlying indenture, the redemption price of $154 million represented a $4 million (2.375%) premium over the face amount of the redeemed notes. We recorded a charge in the quarter ended March 31, 2004, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of the $4 million premium and approximately $2 million in unamortized deferred issuance charges. Accrued and unpaid interest of $0.5 million, from February 1, 2004 through February 25, 2004, was also paid at redemption and recorded to “Interest expense.”
(2)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal of $900 million and a premium of 2.375% of the principal, as of March 31, 2004, which decreases by 47.5 basis points on February 1 of each year until maturity, plus any accrued and unpaid interest.
(3)	The 6.875% PEACS due February 2010 (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of 84.883 Euros per share ($104.47, based on the exchange rate as of March 31, 2004). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 8.1 million shares. The U.S. Dollar equivalent principal, interest, and conversion price fluctuates based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal of 690 million Euros, plus any accrued and unpaid interest. No premium payment is required for early redemption.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $15 million and $13 million for the three months ended March 31, 2004 and 2003.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases to support normal operations, as of March 31, 2004 (in thousands):

	Nine Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Operating and capital commitments:
Debt principal and other (1)	$1,526	$83	$—	$—	$240	$1,760,216	$1,762,065
Debt interest (1)	108,250	108,250	108,250	108,250	108,250	141,704	682,954
Capital leases	1,271	1,118	369	—	—	—	2,758
Operating leases (2)	40,744	47,224	44,748	39,663	38,745	134,370	345,494

Total operating and capital commitments	151,791	156,675	153,367	147,913	147,235	2,036,290	2,793,271

Restructuring-related commitments:
Operating leases, net of estimated sublease income	4,345	8,692	2,997	2,945	2,446	4,727	26,152
Other	100	1,202	—	—	—	—	1,302

Total restructuring-related commitments	4,445	9,894	2,997	2,945	2,446	4,727	27,454

Total commitments	$156,236	$166,569	$156,364	$150,858	$149,681	$2,041,017	$2,820,725

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2004, the Euro to U.S. Dollar exchange rate was 1.2308. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $173 million as of March 31, 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of March 31, 2004, we have remaining obligations under operating leases for equipment and real estate of $345 million. If we had applied to our equipment-related operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $65 million of additional assets and obligations on our balance sheet at March 31, 2004.

See “Note 6 — Operating Expense (Income)” for additional information on restructuring-related lease obligations.

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for stand-by letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The amount required to

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

be pledged for real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and credit-rating. The change in the total amount of collateral required to be pledged under these agreements is as follows (in thousands):

	Standby Letters of Credit (1)	Real Estate Leases (2)	Total
Balance at December 31, 2003	$60,799	$25,936	$86,735
Net change in collateral pledged	(5,570)	4,898	(672)

Balance at March 31, 2004	$55,229	$30,834	$86,063

(1)	Pursuant to available standby letter-of-credit facilities totaling $150 million.
(2)	At March 31, 2004, our market capitalization was $17.5 billion. The required amount of collateral to be pledged increases $6 million if our market capitalization is equal to or below $13 billion, and decreases by $5 million if our market capitalization exceeds $18 billion.

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Act of 1934 (“the 1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

On October 29, 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. We dispute the allegations of wrongdoing in this complaint, and intend to vigorously defend ourselves in this matter.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating fully.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, future results of operations, financial position, or cash flows in a particular period.

Note 5 — Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$111,136	$(10,121)
Foreign currency translation gains, net	1,838	1,747
Net unrealized losses on available-for-sale securities	(6,650)	(4,906)
Net activity of Euro Currency Swap	436	11,152

Other comprehensive income (loss)	(4,376)	7,993

Comprehensive income (loss)	$106,760	$(2,128)

Accumulated balances within other comprehensive income were as follows (in thousands):

	March 31, 2004	December 31, 2003
Net unrealized gains on foreign currency translation	$32,288	$30,450
Net unrealized gains on available-for-sale securities	13,677	20,327
Net unrealized losses on Euro Currency Swap	(12,602)	(13,038)

Total accumulated other comprehensive income	$33,363	$37,739

Due to the termination of our Euro Currency Swap in 2003, future reclassifications of cumulative losses on the Euro Currency Swap from “Accumulated other comprehensive income” to “Remeasurements and other” will be recorded using the effective interest method over the remaining life of the 6.875% PEACS.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6 — Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses and amortization of other intangibles. Amortization of other intangibles was $0.1 million and $1 million for the three months ended March 31, 2004 and 2003.

During the three months ended March 31, 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have reduced our restructuring-related liability, resulting in a gain of $0.7 million for the three months ended March 31, 2004. Future lease payments for this office space will be expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded for the three months ended March 31, 2003.

At March 31, 2004, the accrued liability associated with restructuring-related and other charges was $27 million and consisted of the following (in thousands):

	Balance at December 31, 2003	Subsequent Accruals, net	Payments	Balance at March 31, 2004	Due Within 12 Months (1)	Due After 12 Months (1)
Lease obligations, net of estimated sublease income	$29,343	$(821)	$(2,370)	$26,152	$5,726	$20,426
Broker commissions, professional fees and other miscellaneous restructuring costs	1,197	138	(33)	1,302	100	1,202

Total restructuring-related liability	$30,540	$(683)	$(2,403)	$27,454	$5,826	$21,628

(1)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

Restructuring-related lease obligations are as follows (in thousands):

	Nine Months Ended December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Gross lease obligations	$6,549	$12,228	$8,319	$8,322	$7,344	$16,357	$59,119
Estimated sublease income (1)	(2,204)	(3,536)	(5,322)	(5,377)	(4,898)	(11,630)	(32,967)

Estimated net lease obligations	$4,345	$8,692	$2,997	$2,945	$2,446	$4,727	$26,152

(1)	At March 31, 2004, we had signed contractual sublease agreements covering $14 million in future payments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7 — Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Gain on sales of marketable securities, net	$1,087	$3,980
Foreign-currency transaction losses, net	(976)	(44)
Miscellaneous state, foreign, and other taxes	1,721	(933)
Other miscellaneous gains (losses), net	685	(144)

Total other income, net	$2,517	$2,859

Note 8 — Remeasurements and Other

Remeasurements and other consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS	$20,459	$(25,214)
Gain on sales of Euro-denominated investments, net	3,090	3,565
Loss on redemption of long-term debt (See Note 3)	(5,672)	—
Foreign currency effect on intercompany balances (1)	(3,096)	—
Other-than-temporary impairments and other (2)	5,579	(585)

Total remeasurements and other	$20,360	$(22,234)

(1)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1 — Accounting Policies.”
(2)	The first quarter of 2004 includes a gain of $6 million relating to the settlement of a contractual dispute. Also included is equity in losses of equity-method investees of less than $1 million for the three months ended March 31, 2003. No equity in losses of equity method investees were recorded for the three months ended March 31, 2004.

Note 9 — Employee Benefit Plan

We have a 401(k) savings plan covering substantially all of our U.S. employees, and eligible employees may contribute through payroll deductions. In April 2003, we began matching a portion of employee contributions using our common stock. During the three months ended March 31, 2004, we issued 25,000 shares of common stock in connection with matching contributions for the 401(k) savings plan.

Note 10 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes stock-based compensation, and other operating expense (income), each of which are not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) through www.amazon.com and www.amazon.ca, from North America focused Syndicated Stores and mail-order catalogs, and from non-retail activities such as North America focused Merchant.com, marketing, and promotional agreements.

International

The International segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) through internationally-focused websites, such as www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp, from internationally-focused Syndicated Stores and from non-retail activities such as internationally-focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in thousands):

Three Months Ended March 31, 2004:

	North America	International	Consolidated
Net sales	$846,841	$683,508	$1,530,349
Cost of sales	620,966	548,549	1,169,515

Gross profit	225,875	134,959	360,834
Direct segment operating expenses	150,366	93,468	243,834

Segment operating income	75,509	41,491	117,000
Stock-based compensation			7,107
Other operating income			(542)

Income from operations			110,435
Total non-operating income, net			701

Net income			$111,136

Three Months Ended March 31, 2003:

	North America	International	Consolidated
Net sales	$704,712	$378,847	$1,083,559
Cost of sales	517,880	295,097	812,977

Gross profit	186,832	83,750	270,582
Direct segment operating expenses	135,171	67,951	203,122

Segment operating income	51,661	15,799	67,460
Stock-based compensation			27,323
Other operating expense			912

Income from operations			39,225
Total non-operating expense, net			(49,346)

Net loss			$(10,121)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with “Forward-Looking Statements,” “Additional Factors That May Affect Future Results,” and Item 1 of Part I, “Financial Statements.”

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

We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards recorded over the underlying service periods. Total shares outstanding plus stock awards are essentially unchanged as of March 31, 2004 compared to March 31, 2003.

We leverage our fixed customer experience costs and work to reduce our variable cost per unit. Our customer experience costs, specifically the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers, are largely fixed. The customer experience costs that remain variable as a percentage of sales include product costs, credit-card processing fees, picking, packaging, and preparing orders for shipment, transportation, customer service support, and certain aspects of our marketing costs. We focus on maintaining a lean culture by reducing defects in our processes, and obtaining volume discounts from suppliers to decrease our variable costs on a per unit basis and enable us to lower prices for customers.

Because we are able to turn our inventory quickly, we have a negative operating cycle that is a source of cash flow2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 19 and 20 for the three months ended March 31, 2004 and 2003. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our statements of cash flows.
[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of annualized cost of sales to average inventory.

providers. Accounts payable days4 were 44 at March 31, 2004 and 2003. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of suppliers, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

We do not believe that our reported net income for the quarter ended March 31, 2004 should be viewed, on its own, as a material positive event or should be considered predictive of future results. The nature and volatility of the operating expenses “Remeasurements and other” and “Stock-based compensation” may create significant variation in operating results from period to period. For example, changes in currency exchange between the Euro and the U.S. Dollar creates potentially significant gains or losses on remeasurement of our 6.875% PEACS, which are inherently difficult to predict. Also, due to variable accounting treatment on certain of our stock-based awards, “Stock-based compensation” is affected by increases or decreases in the quoted price of our common stock.

In addition, as our financial reporting currency is the U.S. Dollar, our total revenue, profit, and operating and free cash flow has recently benefited significantly from weakness in the U.S. Dollar in comparison to the currencies of our international websites. While we believe that our increasing diversification beyond the U.S. economy through our fast growing international businesses benefits our shareholders, it is important to evaluate our growth rates after the effect of currency changes. For example, although our revenues increased 41% during the three months ended March 31, 2004 in comparison with the prior year, holding currency exchange constant with the prior year our growth would have been 33%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

For additional information about each line item summarized below, refer to Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements —Note 1 — Accounting Policies,” of this Quarterly Report on Form 10-Q and Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Currency Effect on Intercompany Balances

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. For the first quarter of 2004, we recorded a loss of $3 million associated with the remeasurement of intercompany balances. Also, during the first quarter of 2004, approximately $135 million of these balances were repaid among the entities.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. Additionally, we may determine that certain of the office space previously vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future needs. To the extent we elect to utilize this office space, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we will adjust our restructuring-related liability and classify future payments to the corresponding operating expense categories on the consolidated statements of operations. See Item 1 of Part I, “Financial Statements — Note 6 — Other Operating Expense (Income).”

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities which were $998 million at March 31, 2004, and $1.39 billion at December 31, 2003. Amounts held in foreign currencies were $578 million and $764 million, at March 31, 2004 and December 31, 2003. Amounts held in foreign currencies at March 31, 2004 were primarily Euros and British Pounds.

During the three months ended March 31, 2004, we paid $154 million, which includes a redemption premium of $4 million, to redeem a portion of our 4.75% Convertible Subordinated Notes. During the twelve months ended March 31, 2004, we paid $637 million, which includes redemption premiums of $22 million, to redeem our 10% Senior Discount Notes and a portion of our 4.75% Convertible Subordinated Notes. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. We generally experience a net cash outflow during the first quarter of each year, as we pay suppliers for product merchandise that was purchased and sold in the fourth quarter. During the three months ended March 31, 2004, payments to product merchandise suppliers totaled $1.2 billion, an increase of $371 million over the prior year. The increase in payments to product merchandise suppliers corresponds with our efforts to add product categories, increase selection and availability in both existing and new product categories, take advantage of additional discounts offered to us by suppliers, and is also affected by foreign exchange rates.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments fluctuate with the Euro to U.S. Dollar exchange rate. We currently do not hedge our exposure to foreign currency effects on our interest payments relating to the 6.875% PEACS, and, as a result, any fluctuations in the exchange rate will have an effect on our interest expense. During the three months ended March 31, 2004, the U.S. Dollar strengthened relative to the Euro resulting in lower U.S. Dollar equivalent interest payments. We also made interest payments of $0.5 million associated with the $150 million partial redemption of our 4.75% Convertible Subordinated Notes; this payment was otherwise scheduled to be paid in August of 2004. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including world events, seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms and fluctuations in foreign exchange rates.

Cash provided by (used in) investing activities corresponds with our buying and selling of marketable securities and purchases of fixed assets, including internal-use software costs. Cash provided by investing activities was $56 million during the three months ended March 31, 2004, while cash used in investing activities was $30 million for the three months ended March 31, 2003. Our capital expenditures were $10 million and $6 million for the three months ended March 31, 2004 and 2003. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by (used in) financing activities consists primarily of cash proceeds from exercises of stock options, repayment of long-term debt, and repayment of capital lease obligations. Cash used in financing activities was $141 million during the three months ended March 31, 2004 resulting primarily from the partial redemption of $150 million principal of our 4.75% Convertible Subordinated Notes, offset by proceeds from exercises of stock options. Cash provided by financing activities was $35 million during the three months ended March 31, 2003. We expect cash proceeds from exercises of stock options to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

The following summarizes our principal contractual commitments as of March 31, 2004 (in thousands):

	Nine Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Operating and capital commitments:
Debt principal and other (1)	$1,526	$83	$—	$—	$240	$1,760,216	$1,762,065
Debt interest (1)	108,250	108,250	108,250	108,250	108,250	141,704	682,954
Capital leases	1,271	1,118	369	—	—	—	2,758
Operating leases (2)	40,744	47,224	44,748	39,663	38,745	134,370	345,494
Purchase obligations (3)	118,546	—	—	—	—	—	118,546

Total operating and capital commitments	270,337	156,675	153,367	147,913	147,235	2,036,290	2,911,817

Restructuring-related commitments:
Operating leases, net of estimated sublease income	4,345	8,692	2,997	2,945	2,446	4,727	26,152
Other	100	1,202	—	—	—	—	1,302

Total restructuring-related commitments	4,445	9,894	2,997	2,945	2,446	4,727	27,454

Total commitments	$274,782	$166,569	$156,364	$150,858	$149,681	$2,041,017	$2,939,271

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2004, the Euro to U.S. Dollar exchange rate was 1.2308. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $173 million as of March 31, 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of March 31, 2004, we have remaining obligations under operating leases for equipment and real estate of $345 million. If we had applied to our equipment-related operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $65 million of additional assets and obligations on our balance sheet at March 31, 2004.
(3)	Consists of legally-binding commitments to purchase inventory. Legally-binding commitments associated with non-inventory purchases are not significant.

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

Results of Operations

Segment Operating Income

	Three Months Ended March 31,
	2004	2003
Segment Operating Income:
North America	$75,509	$51,661
International	41,491	15,799

Consolidated	$117,000	$67,460
Operating Income Growth Rate:
North America	46%	46%
International	163	N/A
Consolidated	73	174
Segment Operating Margin:
North America	9%	7%
International	6	4
Consolidated	8	6

The key drivers in the year-over-year improvement in segment operating income are revenue growth and efficiencies in our fulfillment process, as well as a $7 million improvement resulting from changes in foreign exchange rates. Revenue growth was driven, in part, by lowering prices, including increased adoption by our customers of our free shipping offers. Operating expenses in our North America and International segments increased $15 million and $26 million, or 11% and 38% in 2004 in comparison to the prior year. The increases in segment operating expenses were primarily related to variable costs, including fulfillment-related costs for picking, packaging, and shipping our products to customers, credit card fees, and variable marketing programs, and by year over year increases in technology and content spending and legal costs. Segment operating expenses represented 18% and 14% of net sales for North America and International segments for the three months ended March 31, 2004, compared with 19% and 18% in the prior year. Consolidated segment operating expenses represented 16% and 19% of net sales for the three months ended March 31, 2004 and 2003. This year-over-year decline in consolidated segment operating expenses as a percentage of net sales resulted primarily from leveraging the fixed cost portion of our operations over increased volume. See “Net Sales and Gross Profit” below for additional information about increases in our sales volume.

Net Sales and Gross Profit

Net sales information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Sales:
North America
Media	$598,682	$517,259
Electronics and other general merchandise	224,433	168,145
Other	23,726	19,308

Total North America	846,841	704,712

International
Media	576,060	355,712
Electronics and other general merchandise	107,001	22,863
Other	447	272

Total International	683,508	378,847

Consolidated
Media	1,174,742	872,971
Electronics and other general merchandise	331,434	191,008
Other	24,173	19,580

Total consolidated	$1,530,349	$1,083,559

Net Sales Growth Rate:
North America
Media	16%	10%
Electronics and other general merchandise	33	32
Other	23	(13)
Total North America	20	13
International
Media	62	66%
Electronics and other general merchandise	368	101
Other	64	(45)
Total International	80	68
Consolidated
Media	35	27%
Electronics and other general merchandise	74	37
Other	23	(14)
Total Consolidated	41	28
Consolidated Net Sales Mix:
Media	77%	80%
Electronics and other general merchandise	22	18
Other	1	2

Total Consolidated	100%	100%

North America	55%	65%
International	45	35

Consolidated	100%	100%

Revenue growth is due to increased demand, which was driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites, and our Amazon Marketplace and Merchant@ programs.

Revenues improved $87 million in the three months ended March 31, 2004 in comparison to the preceding year due to changes in foreign exchange rates. The future growth of our International segment, measured in U.S. Dollars, may fluctuate significantly with changes in foreign exchange rates. See “Additional Factors That May Affect Future Results — We Have Foreign Exchange Risk.” We also anticipate that, as the revenue base of our International segment increases, the percentage growth rates in local currency will likely decline over time.

Sales of products by third-party sellers on our websites continue to increase. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margins per unit. If product sales by third-party sellers continue to increase, we anticipate improvement in gross margin, offset to the extent we offer additional or broader price reductions, free shipping offers, and other promotions.

Gross profit information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross Profit:
North America	$225,875	$186,832
International	134,959	83,750

Consolidated	$360,834	$270,582

Gross Profit Growth Rate:
North America	21%	8%
International	61	69
Consolidated	33%	21%

Gross Margin:
North America	27%	27%
International	20	22
Consolidated	24%	25%

The increases in gross profit in comparison with the prior year corresponds with increased revenue, offset by our year-round free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our mix of sales during the year, sales volumes by third-party sellers, pricing, including competitive pricing decisions and general efforts to reduce prices for our customers over time, changes in vendor pricing, and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue as a percentage of sales and reduce our gross margins on retail sales. We view our shipping offers as an effective marketing tool and intend to continue offering them.

International segment gross margins declined in the first quarter of 2004 compared with the same period in the prior year primarily resulting from changes in product mix, price reductions, and the lower threshold for our free shipping offer in the U.K., which was introduced in July 2003.

Gross profit in the three months ended March 31, 2004 improved $17 million in comparison to the three months ended March 31, 2003 due to changes in foreign exchange rates.

Supplemental information about shipping results is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Supplemental Information:
Shipping Activity
Shipping revenue	$93,594	$78,288
Net shipping cost	(43,001)	(27,281)

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping alternatives that resulted in a net cost to us in delivering products. We seek to offset these costs over time through achieving higher sales volumes and better operating efficiencies and by negotiating better terms with our suppliers.

Direct Segment Operating Expenses

Selected operating expense information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Fulfillment (1)	$127,705	$103,705
Percent of net sales	8%	10%
Year-over-year percentage change	23	15

Marketing (2)	$33,636	$28,227
Percent of net sales	2%	3%
Year-over-year percentage change	19	(12)

Technology and content (3)	$55,076	$50,088
Percent of net sales	4%	5%
Year-over-year percentage change	10	(10)

General and administrative (4)	$27,417	$21,102
Percent of net sales	2%	2%
Year-over-year percentage change	30	1

(1)	The increase in fulfillment costs in comparison with the prior year primarily relates to variable costs corresponding with sales volume and our mix of product sales. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per unit resulting from improvements in our operations, and enhancements to our customer self-service features available on our websites. Credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and therefore represent a larger percentage of our recorded commission revenue than credit card fees on our retail sales. Accordingly, this negatively affects fulfillment as a percentage of net sales.
(2)

We direct customers to our websites primarily through a number of online marketing channels, including our Syndicated Stores and Associates programs, which enable associated websites to make our products available to their audiences with fulfillment performed by us. Under these arrangements, we pay a sales commission on product sales, which is classified as “Marketing” on our consolidated statements of operations. The increase in absolute dollars spent reflects an increased investment in marketing channels considered most effective in driving incremental net sales, such as targeted online advertising through various web portals and our Associates program. Declines in expense for marketing-related activities, as a percentage of net sales, reflect management efforts to cut ineffective marketing programs, as well as reduced rates charged to us for some online marketing activities.

(3)	Our spending in technology and content has increased over the prior year as we are adding computer scientists and software engineers to continue to improve our process efficiency and enhance the customer experience on our websites.
(4)	The increase in spending in general and administrative is primarily due to increases in legal fees. We expect general and administrative costs to increase over time, however, we do not expect them to increase as a percentage of net sales in 2004.

Stock-Based Compensation

Stock-based compensation was $7 million and $27 million for the three months ended March 31, 2004 and 2003. In late 2002, we began issuing restricted stock units as our primary form of stock-based compensation. Previously, we primarily issued at-the-money stock options. In certain of our foreign jurisdictions, we continue to grant stock options. Certain of our stock awards are subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. Since the closing price of $43.28 of our common stock on March 31, 2004 was less than the closing price of $52.62 on December 31, 2003, we recorded a contra-expense associated with variable accounting treatment for the first quarter of 2004.

At March 31, 2004, we had 28 million stock awards outstanding, including 23 million stock options that had a weighted average exercise price of $12.52; 4 million restricted stock units; and 1 million shares of restricted stock. Common shares outstanding, which includes restricted stock, plus shares underlying stock options and restricted stock units totaled 432 million at March 31, 2004, flat with the prior year. For additional information about our stock-based compensation and awards, see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses and amortization of other intangibles. Amortization of other intangibles was $0.1 million and $1 million for the three months ended March 31, 2004 and 2003.

During the three months ended March 31, 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have reduced our restructuring-related liability, resulting in a gain of $0.7 million for the three months ended March 31, 2004. Future lease payments for this office space will be expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded for the three months ended March 31, 2003.

Cash payments resulting from our January 2001 operational restructuring were $2 million and $16 million for the three months ended March 31, 2004 and 2003. Based on currently available information, we estimate the remaining restructuring-related cash outflows will be as follows (in thousands):

	Leases	Other	Total
Nine months ending December 31, 2004	$4,345	$100	$4,445
Years ended:
2005	8,692	1,202	9,894
2006	2,997	—	2,997
2007	2,945	—	2,945
2008	2,446	—	2,446
Thereafter	4,727	—	4,727

Total estimated cash outflows (1)	$26,152	$1,302	$27,454

(1)	Cash flows are presented net of an estimated $33 million in sublease rentals. At March 31, 2004, we have signed sublease agreements totaling $14 million.

For additional information about our January 2001 operational restructuring, see Item 1 of Part I, “Financial Statements — Note 6 — Restructuring-Related and Other.”

Income from Operations

Our income from operations was $110 million and $39 million for the three months ended March 31, 2004 and 2003. The improvement in operating results in comparison with the prior year was attributable to increasing revenues, leveraging our direct cost structure relative to sales growth, and a year-over-year reduction of $24 million in stock-based compensation expense associated with variable accounting treatment. Income from operations benefited $7 million in comparison to the three months ended March 31, 2003 due to changes in foreign exchange rates.

Net Interest Expense

We generally invest our excess cash in A-rated or higher short-to-intermediate-term fixed income securities and money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them. The primary components of our interest expense relate to our debt instruments. The decline in interest expense for the first quarter of 2004, as compared to the prior year, resulted from $614 million of principal redemptions since March 31, 2003. At March 31, 2004 our total long-term indebtedness was $1.78 billion. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Other Income, Net

Other income, net was $3 million for each of the three months ended March 31, 2004 and 2003. These amounts consist of gains on sales of marketable securities; state, foreign, and other taxes; and miscellaneous non-operating gains and losses. See Item 1 of Part I, “Financial Statements — Note 7 — Other Income, Net” for additional information.

Remeasurements and Other

Remeasurements and other consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$20,459	$(25,214)
Loss on redemption of long-term debt (2)	(5,672)	—
Foreign currency effect on intercompany balances (3)	(3,096)	—
Other-than-temporary impairments and other (4)	8,669	2,980

Total Remeasurements and other	$20,360	$(22,234)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other” for additional information on repayments of long-term debt in 2004.
(3)

Represents loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates (See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Foreign

Currencies”). In future periods, remeasurement of intercompany balances that remain outstanding will result in gains or losses being recorded to “Remeasurements and other” on our consolidated statements of operations.

(4)	The first quarter of 2004 includes a gain of $6 million relating to the settlement of a contractual dispute. Also included is equity in losses of equity-method investees of less than $1 million for the three months ended March 31, 2003. No equity in losses of equity method investees were recorded for the three months ended March 31, 2004.

On April 6, 2004, we entered into an agreement to sell one of our equity investments. At closing, which is anticipated in the second quarter of 2004, we expect to record a gain of approximately $14 million classified in “Remeasurements and other.”

Income Taxes

We have provided for current and deferred U.S. federal, state, and foreign income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of March 31, 2004, we have recorded a net deferred tax asset of $5 million, classified in “Other assets,” which consists of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

At March 31, 2004, we had net operating loss carryforwards of approximately $2.8 billion primarily related to U.S. federal taxes. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 and other limitations under state and foreign tax laws. Additionally, approximately $235 million of capital loss carryforwards begins to expire in 2005. Approximately $1.7 billion of our net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation recorded for tax purposes but not financial reporting purposes, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

Net Income (Loss)

Although we reported net income for the first quarter of 2004, we believe that this positive net income result should not be viewed, on its own, as a material positive event and is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the effect that fluctuations in foreign currency rates will have on the remeasurement of our 6.875% PEACS and intercompany investments. The remeasurement of our 6.875% PEACS represented significant gains during the first quarter of 2004 and may result in significant charges or gains in future periods. Additionally, we are unable to forecast the effect on stock-based compensation of changes in the quoted price of our common stock due to variable accounting treatment. In the first quarter of 2004, variable accounting treatment resulted in a contra-expense of $3 million compared to an expense of $21 million in the comparable period in 2003.

Non-GAAP Financial Measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. We believe that certain of our financial measures which meet the definition of a non-GAAP financial measure are important supplemental information to investors. We provide: “consolidated segment operating income,” “pro forma net income,” “pro forma net earnings per share,” and “free cash flow.”

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

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For example, certain companies disclose a financial measure of earnings before certain charges such as interest, taxes, depreciation, and amortization, commonly referred to as EBITDA. We considered the use of EBITDA as a supplemental performance measure to GAAP, but believe consolidated segment operating income and pro forma net income are superior for our Company as certain periodic costs associated with our invested capital, such as fixed asset depreciation expense and amortization of software development costs, and certain costs associated with our capital structure, such as interest expense, are relevant and important factors affecting our management decisions. For information about our financial results as reported in accordance with GAAP, see Item 1 of Part I, “Financial Statements.” For a quantitative reconciliation of our non-GAAP financial measures to the most comparable GAAP financial measures, see “Reconciliation Tables” below.

Consolidated Segment Operating Income

We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes:

•	Stock-based compensation; and

•	Other operating expense (income)

These operating expense line items are not allocated to segment results, and all other centrally-incurred operating costs are fully allocated to segment results. The sum of our individual segment results is consolidated segment operating income, which we reconcile to GAAP operating income. Pursuant to SEC staff interpretations of Regulation G, when presented in our financial statement footnotes, consolidated segment operating income is a GAAP financial measure; however, since we also present this financial measure outside the context of our financial statement footnotes, we have included this financial measure in our discussion of non-GAAP financial measures.

We use consolidated segment operating income, and ratios based on it, to manage and evaluate our business operations and overall financial performance. Our management evaluates consolidated segment income because it excludes certain cash and non-cash items that are either beyond our immediate control or that we believe are not characteristic of our underlying business operations for the period in which they are recorded, or both.

Items Excluded From Consolidated Segment Operating Income

Stock-Based Compensation

We exclude stock-based compensation for the following reasons:

•	Stock-based compensation expense is excluded from our internal operating plans and measurement of financial performance, although we consider the dilutive impact to our investors when awarding stock-based compensation and value such awards accordingly;

•	Stock-based compensation expense or contra-expense are non-cash; and

•	The measurement of stock-based compensation is determined under a variety of methods depending on the underlying award. These methods include: (a) fixed accounting on stock options granted at market prices, resulting in no compensation expense, (b) variable accounting on certain stock options and restricted stock units, resulting in unpredictable charges or gains beyond our control, and (c) fixed accounting for certain restricted stock units, resulting in the estimated fair value of the award recognized over the service period.

We record the employer portion of payroll tax expense, a cash expense, resulting from exercises of stock-based awards in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.”

Other Operating Expense (Income)

We exclude other operating expense (income), including amortization of other intangibles and restructuring-related and other, which are cash and non-cash items for the following reasons:

•	Amortization of other intangibles is excluded from our internal operating plans and measurement of financial performance;

•	Amortization of other intangibles is a non-cash charge to current operations;

•	Amortization of other intangibles has diminished, is currently immaterial, and is scheduled to fully amortize by the end of 2004;

•	We have implemented only one restructuring event in our history, which we announced in January 2001, and accordingly we believe internally that this line item is not as important to understanding our quarterly trends as other line items;

•	Since we do not regularly have restructuring-related charges, the exclusion of such charges from prior periods provides better comparability of our results of operations as viewed by management; and

•	Our restructuring-related and other charges have diminished, and except for periodic adjustments to our estimates that may be required from time to time, we do not currently expect to record additional restructuring-related charges in the foreseeable future.

Impairment of Goodwill

If, in the future, we incur impairment losses on our goodwill, such charges would be excluded from consolidated segment operating income since they would be non-cash, and not in the immediate control of management. We have elected to perform our annual analysis during the fourth quarter of each year. No indicators of impairment were identified during the three months ended March 31, 2004.

Limitations of Consolidated Segment Operating Income

Consolidated segment operating income has certain limitations. First, because it excludes “Stock-based compensation,” the financial measure does not include all expenses primarily related to our workforce. We compensate for this limitation by providing supplemental information about stock-based compensation on the face of our consolidated statements of operations and in the footnotes to our financial statements. We also provide supplemental information about outstanding stock-based awards, including their dilutive effect on shareholders, in the footnotes to our financial statements. See Item 1 of Part I “Financial Statements — Note 1 — Description of Business and Accounting Policies” for presentation of our stock-based compensation expense calculated on a consistent basis for all awards using the fair value method as prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as well as total outstanding stock-based awards and related activity.

Second, consolidated segment operating income excludes “Other Operating Expense (Income).” For companies that periodically undergo restructuring events, excluding restructuring-related costs from performance measures could provide an incomplete summary of ongoing costs that would affect future cash flows. However, we compensate for this limitation by disclosing cash flow measures, including operating cash flow, that incorporate all ongoing cash obligations associated with our January 2001 restructuring event and by providing disclosure of future estimated cash flows and remaining commitments associated with this event. See Item 1 of Part I, “Financial Statements — Note 6 — Other Operating Expense (Income).” There can be no assurance that we will not undertake another restructuring event in the future that would affect future cash flows. If we have a restructuring event in the future, we will re-evaluate our decision to exclude such charges from our consolidated segment operating income based on those future facts and circumstances at that time.

Pro Forma Net Income

Pro forma net income, including the related pro forma net earnings per share, which we reconcile to net income (loss) and net earnings (loss) per share, excludes, in addition to the line items described above as excluded from consolidated segment operating income, the following line items on our consolidated statements of operations:

•	Remeasurements and other; and

•	Cumulative effect of change in accounting principle.

We use pro forma net income, and ratios based on it, to manage and evaluate our business operations and overall financial performance. We use this financial measure as it excludes certain cash and non-cash items that are either beyond our immediate control or are not characteristic of our underlying business operations for the period in which they are recorded, or both.

Items Excluded From Pro Forma Net Income

See “Consolidated Segment Operating Income — Items Excluded from Consolidated Segment Operating Income” for an explanation of “Stock-based compensation,” “Other operating expense (income),” and “Impairment of goodwill.”

Remeasurements and Other

A portion of “Remeasurements and other” consists of gains or charges due to our quarterly remeasurement of the principal of our 6.875% PEACS from Euros to U.S. Dollars. We exclude the effect of these periodic remeasurements from our pro forma net income because the ultimate cash effect resulting from changes in exchange rates is inherently uncertain. These gains or charges would only affect near-term cash flows if we redeem or, in certain cases, restructure, our 6.875% PEACS in the next several years, rather than over a longer term or at maturity in 2010. Because these charges and gains vary based on exchange rates between the U.S. Dollar and Euro, these amounts are beyond our immediate control and are difficult to predict for future periods.

Additionally, we exclude gains or charges associated with remeasurements of foreign-currency denominated intercompany balances. We exclude these amounts because they are beyond our immediate control and are difficult to predict for future periods.

We exclude equity in losses of equity-method investees, net, which are included in “Remeasurements and other,” because it generates potential non-cash gains or losses, based on the financial results of other companies that we do not manage or control and are difficult to predict. In addition, we believe these non-cash gains and losses are not indicative of our financial or operating performance. In recent quarters, these amounts represented insignificant charges and, absent future investments, we expect this trend to continue.

To the extent we incur gains or losses on the repurchase, redemption, or retirements of our debt instruments, such amounts will be recorded to “Remeasurements and other.”

Cumulative Effect of Change in Accounting Principle

We exclude cumulative effect of change in accounting principle because it generates non-cash charges, which we believe are not indicative of our financial or operating performance.

Limitations of Pro Forma Net Income

Pro forma net income has the same limitations as consolidated segment operating income. See “Consolidated Segment Operating Income — Limitations of Consolidated Segment Operating Income” above. In addition, when the 6.875% PEACS are retired, whether by early redemption or restructuring, or at maturity in 2010, the foreign currency effect of changes in the exchange ratio between the U.S. Dollar and the Euro will result in a cash effect. We compensate for this limitation by disclosing the effect of currency movements on our 6.875% PEACS on our consolidated statements of operations and presenting the fair value of our 6.875% PEACS in the notes to our financial statements. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

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

Reconciliation Table

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the three months ended March 31, 2004 and 2003 (in thousands, expect per share data). Interim reconciliations are consistent with full-year presentation.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	As Reported (1)	Adjustments	Pro Forma	As Reported (1)	Adjustments	Pro Forma
Net sales	$1,530,349	$—	$1,530,349	$1,083,559	$—	$1,083,559
Cost of sales	1,169,515	—	1,169,515	812,977	—	812,977

Gross profit	360,834	—	360,834	270,582	—	270,582
Operating expenses:
Fulfillment	127,705	—	127,705	103,705	—	103,705
Marketing	33,636	—	33,636	28,227	—	28,227
Technology and content	55,076	—	55,076	50,088	—	50,088
General and administrative	27,417	—	27,417	21,102	—	21,102
Stock-based compensation	7,107	(7,107)	—	27,323	(27,323)	—
Other operating expense (income)	(542)	542	—	912	(912)	—

Total operating expenses	250,399	(6,565)	243,834	231,357	(28,235)	203,122

Income from operations	110,435	6,565	117,000 (2)	39,225	28,235	67,460 (2)
Interest income	5,555	—	5,555	6,540	—	6,540
Interest expense	(27,731)	—	(27,731)	(36,511)	—	(36,511)
Other income, net	2,517	—	2,517	2,859	—	2,859
Remeasurements and other	20,360	(20,360)	—	(22,234)	22,234	—

Total non-operating income (expense), net	701	(20,360)	(19,659)	(49,346)	22,234	(27,112)

Net income (loss)	$111,136	$(13,795)	$97,341	$(10,121)	$50,469	$40,348

Basic earnings (loss) per share	$0.28	$(0.04)	$0.24	$(0.03)	$0.13	$0.10

Diluted earnings (loss) per share	$0.26	$(0.03)	$0.23	$(0.03)	$0.13	$0.10

Weighted average shares used in computation of earnings (loss) per share:
Basic	403,542		403,542	388,541		388,541

Diluted	424,519		424,519	388,541		411,091

Net cash used in operating activities			$(250,688)			$(251,782)
Purchases of fixed assets, including internal-use software and Website development			(9,513)			(6,394)

Free cash flow			$(260,201)			$(258,176)

Net cash provided by (used in) investing activities			$55,576			$(30,494)

Net cash provided by (used in) financing activities			$(140,833)			$35,334

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

Guidance

Second Quarter 2004 Guidance

•	Second quarter net sales are expected to be between $1.34 billion and $1.44 billion, or grow between 22% and 31%, compared with second quarter 2003.

•	Consolidated segment operating income is expected to be between $85 million and $105 million, or grow between 27% and 56%, compared with second quarter 2003.

•	Operating income is expected to be between $65 million and $85 million, assuming, among other things, that the Company does not record any revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on June 30, 2004, is identical to the closing price of $43.28 on March 31, 2004.

Full Year 2004 Expectations

•	Net sales are expected to be between $6.45 billion and $6.85 billion.

•	Consolidated segment operating income is expected to be between $455 million and $535 million.

•	Operating income is expected to be between $380 million and $460 million, assuming, among other things, that the Company does not record any revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on December 31, 2004, is identical to the closing price of $43.28 on March 31, 2004.

These projections are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results.”

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of March 31, 2004, we had an accumulated deficit of $2.87 billion and our stockholders’ deficit was $0.9 billion. We have incurred substantial operating losses since our inception, and although we earned net income in the three months ended March 31, 2004, we may incur losses again in the future.

We Have Significant Indebtedness

As of March 31, 2004, we had long-term indebtedness of $1.78 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments in the three months ended March 31, 2004, we may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default.

See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of March 31, 2004, our recorded basis in equity securities was $19 million, including $5 million classified as “Marketable securities” and $14 million classified as “Other assets.”

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. Furthermore, we hold cash equivalents and marketable securities in Euros, British Pounds, and Yen. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

We Face Significant Inventory Risk

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will increase our net shipping cost by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. As a result of our third-party services relationships with Toysrus.com, Babiesrus.com, Target, and other companies, these parties identify, buy, and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. Finally, our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

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

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington, North Dakota, and beginning in April 2004, Kansas. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union, or EU, member countries. As of July 1, 2003, we began collecting VAT with respect to certain of our “electronically supplied services,” including digital downloads and marketplace services, provided to certain EU residents. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

The Internet as a Medium for Commerce Is a Relatively Recent Phenomenon

Consumer use of the Internet as a medium for commerce is a relatively recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business would be harmed.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general and of the Internet and online commerce, customer spending patterns, world events, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

At March 31, 2004, we had long-term debt of $1.78 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $853 million and $870 million at March 31, 2004 and December 31, 2003, and the fair value of the 4.75% Convertible Subordinated Notes was $916 million and $1.06 billion at March 31, 2004 and December 31, 2003.

Foreign Exchange Risk

During the three months ended March 31, 2004, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 45% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding websites and include Euros, British Pounds, Yen, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. As a result of fluctuations in foreign exchange rates during the three months ended March 31, 2004, International segment revenues improved $85 million and our operating results improved $7 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2004 of $578 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $29 million, $58 million, and $116 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance of 690 million Euros ($849 million, based on the exchange rate as of March 31, 2004). Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in losses of approximately $42 million, $85 million, and $170 million, recorded to “Remeasurements and other.” We are not hedged on interest payments under our 6.875% PEACS. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 15% in 2004, we would incur $2 million, $5 million, and $7 million additional, annual interest expense due solely to fluctuations in foreign exchange.

Investment Risk

As of March 31, 2004, our recorded basis in equity securities was $19 million, including $5 million classified as “Marketable securities” and $14 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2004 of $81 million (recorded basis of $11 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $12 million, $24 million, and $40 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings.”

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

(b) Reports on Form 8-K

On January 27, 2004, we filed a Form 8-K announcing our annual 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ THOMAS J. SZKUTAK
Thomas J. Szkutak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 22, 2004

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