Form 10-Q
period 2004-06-30
AMAZON COM INC
filed 2004-07-23
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

406,861,396 shares of common stock, par value $0.01 per share outstanding as of July 19, 2004

AMAZON.COM, INC.

FORM 10-Q

For the Three Months Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$768,587	$495,773	$1,102,273	$738,254
OPERATING ACTIVITIES:
Net income (loss)	76,480	(43,314)	187,616	(53,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	18,129	19,003	35,810	38,753
Stock-based compensation	21,692	24,453	28,799	51,776
Other operating expense (income)	(7,150)	913	(7,692)	1,825
Losses (gains) on sales of marketable securities, net	77	(5,272)	(1,010)	(9,252)
Remeasurements and other	(16,302)	60,216	(36,662)	82,450
Non-cash interest expense and other	1,113	3,532	2,262	11,409
Changes in operating assets and liabilities:
Inventories	(4,716)	(2,479)	8,454	28,146
Accounts receivable, net and other current assets	(3,272)	5,914	7,026	33,147
Accounts payable	22,612	45,486	(233,382)	(181,119)
Accrued expenses and other current liabilities	6,861	(7,138)	(66,908)	(94,203)
Additions to unearned revenue	27,495	25,752	50,762	48,720
Amortization of previously unearned revenue	(25,058)	(29,998)	(49,125)	(57,903)
Interest payable	25,075	28,956	(33,602)	(26,072)

Net cash provided by (used in) operating activities	143,036	126,024	(107,652)	(125,758)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	42,556	350,068	612,324	559,023
Purchases of marketable securities	(250,702)	(109,259)	(755,381)	(342,314)
Purchases of fixed assets, including internal-use software and website development	(14,143)	(7,141)	(23,656)	(13,535)

Net cash provided by (used in) investing activities	(222,289)	233,668	(166,713)	203,174
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	20,077	53,042	34,891	91,597
Repayments of long-term debt, capital lease obligations, and other	(645)	(280,918)	(156,292)	(284,139)

Net cash provided by (used in) financing activities	19,432	(227,876)	(121,401)	(192,542)
Foreign-currency effect on cash and cash equivalents	(7,616)	14,139	(5,357)	18,600

Net increase (decrease) in cash and cash equivalents	(67,437)	145,955	(401,123)	(96,526)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$701,150	$641,728	$701,150	$641,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$31	$415	$523	$1,076
Cash paid for interest	45	2,601	86,068	86,816
Cash paid for income taxes	561	307	1,008	609

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twelve Months Ended June 30,
	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$641,728	$270,438
OPERATING ACTIVITIES:
Net income (loss)	276,333	(85,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	72,615	79,117
Stock-based compensation	64,774	86,624
Other operating expense (income)	(6,765)	7,420
Gains on sales of marketable securities, net	(1,356)	(14,139)
Remeasurements and other	10,985	122,042
Non-cash interest expense and other	3,771	26,470
Changes in operating assets and liabilities:
Inventories	(96,478)	(44,251)
Accounts receivable, net and other current assets	(25,816)	16,949
Accounts payable	115,469	131,127
Accrued expenses and other current liabilities	1,555	(11,362)
Additions to unearned revenue	103,683	94,720
Amortization of previously unearned revenue	(102,962)	(125,115)
Interest payable	(5,680)	1,191

Net cash provided by operating activities	410,128	284,929
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	866,485	762,401
Purchases of marketable securities	(948,709)	(544,020)
Purchases of fixed assets, including internal-use software and website development	(56,084)	(40,404)
Proceeds from sale of subsidiary and other	5,072	—

Net cash provided by (used in) investing activities	(133,236)	177,977
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	106,616	163,011
Repayments of long-term debt, capital lease obligations, and other	(367,461)	(290,939)

Net cash used in financing activities	(260,845)	(127,928)
Foreign-currency effect on cash and cash equivalents	43,375	36,312

Net increase (decrease) in cash and cash equivalents	59,422	371,290

CASH AND CASH EQUIVALENTS, END OF PERIOD	$701,150	$641,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$2,124	$1,964
Cash paid for interest	119,199	117,356
Cash paid for income taxes	2,224	1,291

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$1,387,341	$1,099,912	$2,917,690	$2,183,471
Cost of sales	1,046,295	825,984	2,215,810	1,638,961

Gross profit	341,046	273,928	701,880	544,510
Operating expenses:
Fulfillment	122,717	107,455	250,422	211,160
Marketing	31,839	25,326	65,475	53,553
Technology and content	58,475	52,135	113,551	102,223
General and administrative	27,199	21,823	54,616	42,925
Stock-based compensation (1)	21,692	24,453	28,799	51,776
Other operating expense (income)	(7,150)	913	(7,692)	1,825

Total operating expenses	254,772	232,105	505,171	463,462

Income from operations	86,274	41,823	196,709	81,048
Interest income	5,311	5,761	10,866	12,301
Interest expense	(26,055)	(34,367)	(53,786)	(70,878)
Other income (expense), net	(5,352)	3,685	(2,835)	6,544
Remeasurements and other	16,302	(60,216)	36,662	(82,450)

Total non-operating expense, net	(9,794)	(85,137)	(9,093)	(134,483)

Net income (loss)	$76,480	$(43,314)	$187,616	$(53,435)

Basic earnings (loss) per share	$0.19	$(0.11)	$0.46	$(0.14)

Diluted earnings (loss) per share	$0.18	$(0.11)	$0.44	$(0.14)

Weighted average shares used in computation of earnings (loss) per share:
Basic	405,268	393,876	404,399	391,223

Diluted	424,678	393,876	424,592	391,223

(1) Components of stock-based compensation:
Fulfillment	$3,287	$4,862	$4,293	$11,847
Marketing	2,095	1,606	2,703	2,585
Technology and content	12,834	13,578	16,133	27,794
General and administrative	3,476	4,407	5,670	9,550

	$21,692	$24,453	$28,799	$51,776

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$701,150	$1,102,273
Marketable securities	450,201	292,550
Inventories	284,194	293,917
Accounts receivable, net and other current assets	125,647	132,069

Total current assets	1,561,192	1,820,809
Fixed assets, net	215,871	224,285
Goodwill	69,121	69,121
Other assets	41,926	47,818

Total assets	$1,888,110	$2,162,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$585,124	$819,811
Accrued expenses and other current liabilities	249,843	317,730
Unearned revenue	39,487	37,844
Interest payable	39,498	73,100
Current portion of long-term debt and other	2,402	4,216

Total current liabilities	916,354	1,252,701
Long-term debt and other	1,762,614	1,945,439
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000 Issued and outstanding shares — 406,711 and 403,354 shares	4,067	4,034
Additional paid-in capital	1,964,342	1,899,398
Deferred stock-based compensation	(1,872)	(2,850)
Accumulated other comprehensive income	29,417	37,739
Accumulated deficit	(2,786,812)	(2,974,428)

Total stockholders’ deficit	(790,858)	(1,036,107)

Total liabilities and stockholders’ deficit	$1,888,110	$2,162,033

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

Inventories

Inventories, consisting of products available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value. We provide fulfillment-related services in connection with certain of our Merchants@ and Merchant.com programs. In those arrangements, as well as other product sales by third parties, the third party maintains ownership of the related products.

Goodwill

We have elected to perform our annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 analysis, no impairments were present, and no indicators of impairment were identified during the six months ended June 30, 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; other equity investments; and intangibles assets, net of amortization. At June 30, 2004 and December 31, 2003, deferred issuance charges were $21 million and $25 million, and other equity investments were $12 million and $15 million.

Revenue

Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product revenue, are estimated using historical experience.

Commissions and per-unit fees received from third-party sellers and similar amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience. We also record an allowance, using historical experience, for losses we incur on our payment guarantee from disputes by customers against third-party sellers.

Outbound shipping charges to customers are included in “Net sales” and amounted to $84 million and $80 million for the three months ended June 30, 2004 and 2003, and $178 million and $158 million for the six months ended June 30, 2004 and 2003.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges to us, packaging supplies, and costs incurred in operating and staffing our fulfillment and customer service centers on behalf of other businesses, such as Toysrus.com and Target. All credit card fees and bad debt costs, including those associated with our guarantee for certain third-party seller transactions, are classified in “Fulfillment” on the consolidated statements of operations.

Outbound shipping-related costs totaled $119 million and $106 million for the three months ended June 30, 2004 and 2003, and $255 million and $212 million for the six months ended June 30, 2004 and 2003.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Depreciation of Fixed Assets

Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years). Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations. Depreciation expense on fixed assets, including internal-use software and website development, was $18 million and $35 million for the three months and six months ended June 30, 2004, and $17 million and $35 million for the three months and six months ended June 30, 2003.

Stock-Based Compensation

Stock-based compensation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Stock awards — variable accounting (1)	$8,923	$14,747	$6,371	$35,722
Fixed accounting (2):
Restricted stock units	11,880	7,993	19,760	13,169
Restricted stock (3)	889	1,713	2,668	2,885

Total stock-based compensation	$21,692	$24,453	$28,799	$51,776

(1)	Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards.
(2)	The fair value of awards is determined at grant date and recognized as expense over the service period.
(3)	Includes expense associated with matching contributions of 12,288 and 36,250 shares of our common stock under our 401(k) savings plan during the three and six months ended June 30, 2004, and 15,125 shares of our common stock during the second quarter of 2003. No similar contributions were made in the first quarter of 2003.

We granted stock awards, primarily restricted stock units, representing 1.9 million and 1.6 million shares of common stock during the three months ended June 30, 2004 and 2003, and 2.0 million and 1.8 million shares of common stock during the six months ended June 30, 2004 and 2003. The per share weighted average fair value of stock awards, including restricted stock units, granted was $46.62 and $26.46 during the three months ended June 30, 2004 and 2003, and $46.63 and $25.78 during the six months ended June 30, 2004 and 2003. Stock-based awards generally fully vest over service periods of between three and six years.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 434 million and 433 million at June 30, 2004 and 2003. Common shares outstanding increased by 1.8 million shares during the three months ended June 30, 2004, and 3.3 million shares during the six months ended June 30, 2004, due to exercises of stock options and vesting of restricted stock units.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Outstanding stock awards were as follows:

	June 30,
	2004	2003
	(in thousands)
Stock options (1)(2)	21,237	31,923
Restricted stock units (3)	5,888	4,454

Outstanding stock awards, excluded from common stock outstanding	27,125	36,377
Restricted stock (4)	490	831

Total outstanding stock awards	27,615	37,208

(1)	The weighted average per share exercise price was $12.82 and $12.31 at June 30, 2004 and 2003.
(2)	Includes 1.1 million and 1.4 million options at June 30, 2004 and 2003 subject to variable accounting treatment.
(3)	Includes 0.4 million and 0.3 million restricted stock units subject to variable accounting treatment at June 30, 2004 and 2003.
(4)	Included in issued and outstanding common stock.

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$76,480	$(43,314)	$187,616	$(53,435)
Add: Stock-based compensation, as reported	21,692	24,453	28,799	51,776
Deduct: Total stock-based compensation determined under fair value based method for all awards	(20,405)	(22,608)	(38,463)	(50,075)

Net income (loss) — SFAS No. 123 adjusted	$77,767	$(41,469)	$177,952	$(51,734)

Basic earnings (loss) per share — as reported	$0.19	$(0.11)	$0.46	$(0.14)
Diluted earnings (loss) per share — as reported	0.18	(0.11)	0.44	(0.14)
Basic earnings (loss) per share — SFAS No. 123 adjusted	0.19	(0.11)	0.44	(0.13)
Diluted earnings (loss) per share — SFAS No. 123 adjusted	0.18	(0.11)	0.42	(0.13)

The fair value for restricted stock and restricted stock units is based on the intrinsic value of those awards at grant date. The fair value for option awards is estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average risk-free interest rate	2.9%	2.2%	2.5%	2.4%
Average expected life (in years)	3.3	3.3	3.3	3.3
Volatility	57.7%	76.3%	60.3%	76.3%

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

Foreign Currency

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. In periods ending prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In connection with the remeasurement of intercompany balances, we recorded a loss of $7 million for the three months ended June 30, 2004, and a loss of $10 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, $135 million was repaid among the entities.

Earnings (Loss) per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the weighted-average number of shares used to calculate basic earnings (loss) per share excludes shares of restricted stock since they are subject to repurchase or forfeiture.

For periods when we have net income, the dilutive effect of outstanding stock awards, including restricted stock, is included in the calculation of diluted earnings per share using the treasury stock method for assumed proceeds, if any. For periods when we have a net loss, the effect of outstanding stock awards, including restricted stock, is antidilutive and therefore excluded from the calculation of diluted loss per share.

Stock issuable upon conversion of our convertible debt instruments is excluded from the calculation of diluted earnings per share as its effect is antidilutive. See “Note 3 — Long-Term Debt and Other.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 2 — Cash, Cash Equivalents, and Marketable Securities

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities at fair value:

	June 30, 2004	December 31, 2003
	(in thousands)
Cash	$203,773	$427,306
Commercial paper and short-term securities (1)	497,377	674,967

Cash and cash equivalents	701,150	1,102,273
Certificates of deposit	148,314	27,395
Commercial paper and short-term securities	93	94
Corporate notes and bonds	1,525	24,997
Asset-backed and agency securities	75,550	85,692
U.S. Treasury notes and bonds	219,359	145,778
Equity securities	5,360	8,594

Marketable securities (1)	450,201	292,550

Total cash, cash equivalents, and marketable securities (2)	$1,151,351	$1,394,823

(1)	At June 30, 2004, gross unrealized losses were not significant.
(2)	Includes amounts held in foreign currencies of $645 million and $764 million, at June 30, 2004 and December 31, 2003. Amounts held in foreign currencies at June 30, 2004 were primarily Euros and British Pounds, and amounts held in foreign currencies at December 31, 2003 were primarily Euros, British Pounds, and Yen.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
4.75% Convertible Subordinated Notes due February 2009 (1)(2)	$899,760	$1,049,760
6.875% PEACS due February 2010 (3)	841,317	869,711
Long-term restructuring liabilities (see Note 6)	14,261	20,066
Capital lease obligations	2,171	2,717
Other long-term debt	7,507	7,401

	1,765,016	1,949,655
Less current portion of capital lease obligations	(1,306)	(1,558)
Less current portion of other long-term debt	(1,096)	(2,658)

Total long-term debt and other	$1,762,614	$1,945,439

(1)

During the twelve months ended June 30, 2004, we redeemed an aggregate principal amount of $350 million of our outstanding 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”). Included in this amount, on February 26, 2004, we redeemed an aggregate principal amount of $150 million, and as provided in the underlying indenture, the redemption price of $154 million

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

included a $4 million (2.375%) premium over the face amount of the redeemed notes. We recorded a charge in the first quarter of 2004, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of the $4 million premium and approximately $2 million in unamortized deferred issuance charges. Accrued and unpaid interest of $0.5 million, from February 1, 2004 through February 25, 2004, was also paid at redemption and recorded to “Interest expense.”

(2)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a premium of 2.375% of the principal, as of June 30, 2004, which decreases by 47.5 basis points on February 1 of each year until maturity, plus any accrued and unpaid interest.
(3)	The 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of 84.883 Euros per share ($103.50, based on the exchange rate as of June 30, 2004). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 8.1 million shares. The U.S. Dollar equivalent principal, interest, and conversion price fluctuates based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $13 million for both the three months ended June 30, 2004 and the three months ended June 30, 2003, and $27 million and $26 million for the six months ended June 30, 2004 and 2003.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of June 30, 2004:

	Six Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$464	$190	$235	$328	$345	$1,756,689	$1,758,251
Debt interest (1)	107,704	107,704	107,704	107,704	107,704	140,614	679,134
Capital leases	755	1,127	375	23	—	—	2,280
Operating leases	28,680	53,535	50,656	43,497	41,645	150,398	368,411

Total operating and capital commitments	137,603	162,556	158,970	151,552	149,694	2,047,701	2,808,076

Restructuring-related commitments:
Operating leases, net of estimated sublease income	1,963	6,993	1,999	1,961	1,614	2,952	17,482
Other	113	1,201	—	—	—	—	1,314

Total restructuring-related commitments	2,076	8,194	1,999	1,961	1,614	2,952	18,796

Total commitments	$139,679	$170,750	$160,969	$153,513	$151,308	$2,050,653	$2,826,872

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2004, the Euro to U.S. Dollar exchange rate was 1.2193. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $161 million as of June 30, 2004.

See “Note 6 — Operating Expense (Income)” for additional information on restructuring-related lease obligations.

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock, and credit-rating. The change in the total amount of collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Real Estate Leases (2)	Total
	(in thousands)
Balance at December 31, 2003	$60,799	$25,936	$86,735
Net change in collateral pledged	(3,819)	(2,900)	(6,719)

Balance at June 30, 2004	$56,980	$23,036	$80,016

(1)	Pursuant to available standby letter-of-credit facilities totaling $151 million.
(2)	At June 30, 2004, our market capitalization was $22.1 billion. The required amount of collateral to be pledged increases $5 million if our market capitalization is below $18 billion and an additional $6 million if our market capitalization is equal to or below $13 billion.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

On January 22, 2004, IPXL Holdings, LLC brought an action against us for patent infringement in the United States District Court for the Eastern District of Virginia. The complaint alleges that aspects of our online ordering technology, including 1-Click® ordering, infringe a patent obtained by IPXL purporting to cover an “Electronic Fund Transfer or Transaction System” (U.S. Patent No. 6,149,055) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

On May 21, 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleges that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleges it has an exclusive right to sell on our website. The complaint seeks injunctive relief, declaratory judgment and either monetary

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

damages of an unspecified amount or rescission of the commercial agreement and return of specific amounts paid under the agreement totaling $200 million. We dispute the allegations of wrongdoing in this complaint and have brought counterclaims alleging breach of contract and seeking damages and declaratory relief. We intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 5 — Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$76,480	$(43,314)	$187,616	$(53,435)
Foreign currency translation gains, net	1,605	11,616	3,443	13,363
Net unrealized losses on available-for-sale securities	(5,993)	(2,449)	(12,643)	(7,355)
Net activity of Euro Currency Swap	442	(1,114)	878	10,038

Other comprehensive income (loss)	(3,946)	8,053	(8,322)	16,046

Comprehensive income (loss)	$72,534	$(35,261)	$179,294	$(37,389)

Accumulated balances within other comprehensive income were as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Net unrealized gains on foreign currency translation	$33,893	$30,450
Net unrealized gains on available-for-sale securities	7,684	20,327
Net unrealized losses on Euro Currency Swap	(12,160)	(13,038)

Total accumulated other comprehensive income	$29,417	$37,739

Due to the termination of our Euro Currency Swap in 2003, future reclassifications of cumulative losses on the Euro Currency Swap from “Accumulated other comprehensive income” to “Remeasurements and other” will be recorded using the effective interest method over the remaining life of the 6.875% PEACS.

Note 6 — Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses and amortization of other intangibles. Amortization of other intangibles was $0.1 million and $0.9 million for the three months ended June 30, 2004 and 2003, and $0.3 million and $1.8 million for the six months ended June 30, 2004 and 2003.

During the six months ended June 30, 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have reduced our restructuring-related liability, resulting in a gain

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

of $7 million for the three months ended June 30, 2004, and $8 million for the six months ended June 30, 2004. Future lease payments for this office space will be expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded during the first half of 2003.

We plan to streamline our organizational structure in France and reduce our operating costs. These efforts are primarily focused on eliminating French-office positions in managerial, professional, clerical and technical roles. We anticipate the costs associated with these efforts will be approximately $5 million; however, the reorganization is subject to regulatory review, which may impact the severance terms. We anticipate the number of employees affected and severance terms will be finalized in the third quarter of 2004 and corresponding costs will be recorded at that time and classified in “Other operating expense (income)” on the consolidated statements of operations.

At June 30, 2004, the accrued liability associated with restructuring-related and other charges was $19 million and consisted of the following:

	Balance at December 31, 2003	Subsequent Accruals (Credits), net	Payments	Balance at June 30, 2004	Due Within 12 Months (1)	Due After 12 Months (1)
	(in thousands)
Lease obligations, net of estimated sublease income	$29,343	$(8,171)	$(3,690)	$17,482	$4,206	$13,276
Broker commissions, professional fees and other miscellaneous restructuring costs	1,197	198	(81)	1,314	329	985

Total restructuring-related liability	$30,540	$(7,973)	$(3,771)	$18,796	$4,535	$14,261

(1)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

Restructuring-related lease obligations are as follows:

	Six Months Ended December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Gross lease obligations	$3,399	$10,197	$6,155	$6,158	$5,319	$11,742	$42,970
Estimated sublease income (1)	(1,436)	(3,204)	(4,156)	(4,197)	(3,705)	(8,790)	(25,488)

Estimated net lease obligations	$1,963	$6,993	$1,999	$1,961	$1,614	$2,952	$17,482

(1)	At June 30, 2004, we had signed contractual sublease agreements covering $14 million in future payments.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Gains (losses) on sales of marketable securities, net	$(77)	$5,272	$1,010	$9,252
Foreign-currency transaction losses, net	(329)	(124)	(1,305)	(168)
Foreign, state, and other income taxes (1)	(5,115)	(1,765)	(3,394)	(2,698)
Other miscellaneous gains, net	169	302	854	158

Total other income (expense), net	$(5,352)	$3,685	$(2,835)	$6,544

(1)	We have provided for current and deferred foreign, state, and other income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. Due primarily to the existence of net operating loss carryforwards, our effective tax rate is substantially less than the statutory rates in effect.

Note 8 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$7,935	$(37,566)	$28,394	$(62,780)
Currency-related gains on sales of Euro-denominated investments, net	2,279	2,262	5,369	5,827
Loss on redemption of long-term debt	—	(15,176)	(5,672)	(15,176)
Loss on termination of Euro Currency Swap (2)	—	(6,157)	—	(6,157)
Foreign-currency effect on intercompany balances (3)	(7,319)	—	(10,415)	—
Other-than-temporary impairments and other (4)	13,407	(3,579)	18,986	(4,164)

Total remeasurements and other	$16,302	$(60,216)	$36,662	$(82,450)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a loss of $6 million to “Remeasurements and Other” representing the remaining basis in our swap asset.
(3)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1 — Accounting Policies.”
(4)	The second quarter of 2004 includes a gain of $14 million associated with the sale of one of our equity investments. The first quarter of 2004 includes a gain of $6 million relating to the settlement of a contractual dispute. Also included is equity in losses of equity-method investees of less than $1 million for the three months and six months ended June 30, 2003. There were no losses from equity method investees in the first half of 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 9 — Segment Information

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows:

Three Months Ended June 30, 2004:

	North America	International	Consolidated
	(in thousands)
Net sales	$792,132	$595,209	$1,387,341
Cost of sales	572,420	473,875	1,046,295

Gross profit	219,712	121,334	341,046
Direct segment operating expenses	153,791	86,439	240,230

Segment operating income	65,921	34,895	100,816
Stock-based compensation			21,692
Other operating income			(7,150)

Income from operations			86,274
Total non-operating expense, net			(9,794)

Net income			$76,480

Three Months Ended June 30, 2003:

	North America	International	Consolidated
	(in thousands)
Net sales	$702,523	$397,389	$1,099,912
Cost of sales	512,466	313,518	825,984

Gross profit	190,057	83,871	273,928
Direct segment operating expenses	135,459	71,280	206,739

Segment operating income	54,598	12,591	67,189
Stock-based compensation			24,453
Other operating expense			913

Income from operations			41,823
Total non-operating expense, net			(85,137)

Net loss			$(43,314)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Six Months Ended June 30, 2004:

	North America	International	Consolidated
	(in thousands)
Net sales	$1,638,973	$1,278,717	$2,917,690
Cost of sales	1,193,386	1,022,424	2,215,810

Gross profit	445,587	256,293	701,880
Direct segment operating expenses	304,157	179,907	484,064

Segment operating income	141,430	76,386	217,816
Stock-based compensation			28,799
Other operating income			(7,692)

Income from operations			196,709
Total non-operating expense, net			(9,093)

Net income			$187,616

Six Months Ended June 30, 2003:

	North America	International	Consolidated
	(in thousands)
Net sales	$1,407,235	$776,236	$2,183,471
Cost of sales	1,030,346	608,615	1,638,961

Gross profit	376,889	167,621	544,510
Direct segment operating expenses	270,630	139,231	409,861

Segment operating income	106,259	28,390	134,649
Stock-based compensation			51,776
Other operating expense			1,825

Income from operations			81,048
Total non-operating expense, net			(134,483)

Net loss			$(53,435)

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

We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards recorded over the underlying service periods. Total shares outstanding plus outstanding stock awards are essentially unchanged as of June 30, 2004 compared to June 30, 2003.

We leverage our fixed customer experience costs and work to reduce our variable cost per unit. Our customer experience costs, specifically the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers, are largely fixed. The customer experience costs that remain variable as a percentage of sales include product costs, credit-card processing fees, picking, packaging, and preparing orders for shipment, transportation, customer service support, and certain aspects of our marketing costs. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we obtain volume discounts from suppliers and focus on maintaining a lean culture, including by reducing defects in our processes.

Because we are able to turn our inventory quickly, we have a negative operating cycle that is a source of cash flow2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 18 and 20 for the three months ended June 30, 2004 and 2003. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts

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

payable days4 were 51 for the three months ended June 30, 2004 and 49 for the three months ended June 30, 2003. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of suppliers, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

We do not believe that our reported net income for the three months and six months ended June 30, 2004 should be viewed, on its own, as a material positive event or should be considered predictive of future results. The nature and volatility of the operating expenses “Remeasurements and other” and “Stock-based compensation” may create significant variation in operating results from period to period. For example, changes in currency exchange between the Euro and the U.S. Dollar creates potentially significant gains or losses on remeasurement of our 6.875% PEACS, which are inherently difficult to predict. Also, due to variable accounting treatment on certain of our stock-based awards, “Stock-based compensation” is affected by increases or decreases in the quoted price of our common stock.

In addition, as our financial reporting currency is the U.S. Dollar, our total revenue, profit, and operating and free cash flow has recently benefited significantly from weakness in the U.S. Dollar in comparison to the currencies of our international websites. While we believe that our increasing diversification beyond the U.S. economy through our fast growing international businesses benefits our shareholders, it is important to also evaluate our growth rates after the effect of currency changes. For example, our revenues increased 26% during the three months ended June 30, 2004 in comparison with the prior year, and holding currency exchange constant with the prior year our growth would have been 22%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

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

Commissions and per-unit fees received from third-party sellers and similar amounts earned through our Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience. We also record an allowance, using historical experience, for losses we incur on our payment guarantee from disputes by customers against third-party sellers.

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

Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation allowance to adjust the carrying amount of our inventories to lower of cost or market value. We provide fulfillment-related services in connection with certain of our Merchants@ and Merchant.com programs. In those arrangements, as well as other product sales by third parties, the third-party maintains ownership of the related products.

Currency Effect on Intercompany Balances

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In association with the remeasurement of intercompany balances, we recorded a loss of $7 million for the three months ended June 30, 2004, and a loss of $10 million for the six months ended June 30, 2004. No repayments among the entities relative to these balances were made during the three months ended June 30, 2004, although approximately $135 million was repaid among the entities during the six months ended June 30, 2004.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities, which were $1.15 billion at June 30, 2004, and $1.39 billion at December 31, 2003. Amounts held in foreign currencies were $645 million and $764 million, at June 30, 2004 and December 31, 2003. Amounts held in foreign currencies at June 30, 2004 were primarily Euros and British Pounds, and amounts held in foreign currencies at December 31, 2003 were primarily Euros, British Pounds, and Yen.

During the six months ended June 30, 2004, we paid $154 million, which includes a redemption premium of $4 million, to redeem a portion of our 4.75% Convertible Subordinated Notes. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow was $354 million for the twelve months ended June 30, 2004 compared to $245 million for the twelve months ended June 30, 2003, an increase of 45%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including world events, seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Cash provided by operating activities was $143 million and $126 million for the three months ended June 30, 2004 and 2003, and cash used in operating activities was $108 million and $126 million for the six months ended June 30, 2004 and 2003. Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During the three months ended June 30, 2004, payments to product merchandise suppliers, which does not include payments to transportation suppliers, totaled $901 million, an increase of $234 million over the same period in the prior year. The increase in payments to product merchandise suppliers corresponds with cost of sales, and our efforts to add product categories, increase selection and availability in both existing and new product categories, take advantage of additional discounts offered to us by suppliers, and is also affected by foreign exchange rates. Additionally, year-over-year comparisons of operating cash flows are affected by our second quarter 2003 sales of over 1.4 million units of Harry Potter and the Order of the Phoenix, for which we received customer payments on these sales before quarter end, but for which our required payments to suppliers were generally not due until after the second quarter 2003.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $222 million and $167 million during the three and six months ended June 30, 2004. This compares to cash provided by investing activities of $234 million and $203 million during the three and six months ended June 30, 2003. Our capital expenditures, including internal-use software and website development, were $14 million and $24 million for the three and six months ended June 30, 2004, and $7 million and $14 million for the three and six months ended June 30, 2003. We expect capital expenditures to be $80 million or less for 2004. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by financing activities was $19 million during the three months ended June 30, 2004, and cash used in financing activities was $121 million during the six months ended June 30, 2004. This compares to cash used in financing activities of $228 million and $193 million during the three and six months ended June 30, 2003. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $20 million and $35 million for the three and six months ended June 30, 2004, and $53 million and $92 million for the three and six months ended June 30, 2003. We expect cash proceeds from exercises of stock options to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations, which were $0.6 million and $156 million for the three and six months ended June 30, 2004, and $281 million and $284 million for the three and six months ended June 30, 2003.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. We currently do not hedge our exposure to foreign currency effects on our interest or principal obligations relating to the 6.875% PEACS, and, as a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement.

The following summarizes our principal contractual commitments as of June 30, 2004:

	Six Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$464	$190	$235	$328	$345	$1,756,689	$1,758,251
Debt interest (1)	107,704	107,704	107,704	107,704	107,704	140,614	679,134
Capital leases	755	1,127	375	23	—	—	2,280
Operating leases	28,680	53,535	50,656	43,497	41,645	150,398	368,411
Purchase obligations (2)	127,279	—	—	—	—	—	127,279

Total operating and capital commitments	264,882	162,556	158,970	151,552	149,694	2,047,701	2,935,355

Restructuring-related commitments:
Operating leases, net of estimated sublease income (3)	1,963	6,993	1,999	1,961	1,614	2,952	17,482
Other	113	1,201	—	—	—	—	1,314

Total restructuring-related commitments	2,076	8,194	1,999	1,961	1,614	2,952	18,796

Total commitments	$266,958	$170,750	$160,969	$153,513	$151,308	$2,050,653	$2,954,151

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2004, the Euro to U.S. Dollar exchange rate was 1.2193. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $161 million as of June 30, 2004.
(2)	Consists of legally-binding commitments to purchase inventory. Legally-binding commitments associated with non-inventory purchases are not significant.
(3)	Net of an estimated $25 million in sublease rentals. At June 30, 2004, we had signed sublease agreements totaling $14 million.

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

Results of Operations

Segment Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Segment Operating Income:
North America	$65,921	$54,598	$141,430	$106,259
International	34,895	12,591	76,386	28,390

Consolidated	$100,816	$67,189	$217,816	$134,649

Operating Income Growth Rate:
North America	21%	53%	33%	49%
International	177	N/A	169	N/A
Consolidated	50	158	62	166

Segment Operating Margin:
North America	8%	8%	9%	8%
International	6	3	6	4
Consolidated	7	6	7	6

The key drivers in the year-over-year improvement in segment operating income are revenue growth and efficiencies in our fulfillment process, as well as a $4 million improvement resulting from changes in foreign exchange rates. Revenue growth was driven, in part, by lowering prices, including increased adoption by our customers of our free shipping offers.

Information about our segment operating expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Segment Operating Expenses:
North America	$153,791	$135,459	$304,157	$270,630
International	86,439	71,280	179,907	139,231

Consolidated	$240,230	$206,739	$484,064	$409,861

Percent of Net Sales:
North America	19%	19%	19%	19%
International	15	18	14	18
Consolidated	17	19	17	19

Increases in segment operating expenses were primarily related to variable costs, including fulfillment-related costs for picking, packaging, and shipping our products to customers, credit card fees, and variable marketing programs, and to year over year increases in technology and content spending and legal costs. Year-over-year declines in our International and consolidated segment operating expenses as a percentage of net sales resulted primarily from leveraging the fixed cost portion of our operations over increased volume.

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net Sales:
North America
Media	$541,807	$499,051	$1,140,489	$1,016,310
Electronics and other general merchandise	225,805	177,439	450,238	345,584
Other	24,520	26,033	48,246	45,341

Total North America	792,132	702,523	1,638,973	1,407,235

International
Media	495,526	366,034	1,071,586	721,746
Electronics and other general merchandise	98,947	31,089	205,948	53,952
Other	736	266	1,183	538

Total International	595,209	397,389	1,278,717	776,236

Consolidated
Media	1,037,333	865,085	2,212,075	1,738,056
Electronics and other general merchandise	324,752	208,528	656,186	399,536
Other	25,256	26,299	49,429	45,879

Total consolidated	$1,387,341	$1,099,912	$2,917,690	$2,183,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales Growth Rate:
North America
Media	9%	14%	12%	12%
Electronics and other general merchandise	27	36	30	34
Other	(6)	53	6	15
Total North America	13	20	16	17
International
Media	35%	75%	48%	71%
Electronics and other general merchandise	218	221	282	156
Other	177	(49)	120	(47)
Total International	50	81	65	74
Consolidated
Media	20%	33%	27%	30%
Electronics and other general merchandise	56	49	64	43
Other	(4)	50	8	14
Total Consolidated	26	37	34	32
Consolidated Net Sales Mix:
Media	75%	79%	76%	80%
Electronics and other general merchandise	23	19	22	18
Other	2	2	2	2

Total Consolidated	100%	100%	100%	100%

North America	57%	64%	56%	64%
International	43	36	44	36

Consolidated	100%	100%	100%	100%

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. In the second quarter of 2003, we sold over 1.4 million copies of Harry Potter and the Order of the Phoenix. Net sales shipped to customers outside of the U.S. represented approximately 48% and 49% of net sales for the three and six months ended June 30, 2004, compared to 42% and 41% of net sales for the three and six months ended June 30, 2003.

Gross profit information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Gross Profit:
North America	$219,712	$190,057	$445,587	$376,889
International	121,334	83,871	256,293	167,621

Consolidated	$341,046	$273,928	$701,880	$544,510

Gross Profit Growth Rate:
North America	16%	12%	18%	10%
International	45	75	53	72
Consolidated	25	26	29	23

Gross Margin:
North America	28%	27%	27%	27%
International	20	21	20	22
Consolidated	25	25	24	25

The increases in gross profit in comparison with the prior year corresponds with increased revenue, offset by our year-round free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product and geographic mix of sales during the year, sales volumes by third-party sellers, changes in vendor pricing and pricing to customers, including competitive pricing decisions, general efforts to reduce prices for our customers over time, and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective marketing tool and intend to continue offering them.

North America segment gross margins increased slightly during the three months ended June 30, 2004 compared to the same period last year. The improvement in North America gross margin primarily results from increased sales volume by third-party sellers, offset by general efforts to reduce prices for our customers over time. Additionally, during the second quarter of 2003 we sold over 1.4 million copies of Harry Potter and the Order of the Phoenix at a discount of approximately 40% off list price. Including the effect of related shipping, these sales were fulfilled at roughly our overall cost, which had a negative effect on our gross margins for the three months ended June 30, 2003.

International segment gross margins declined slightly during the three months and six months ended June 30, 2004 compared to the same periods last year. This was primarily the result of changes in product mix, price reductions, and the lower threshold for our free shipping offer in the U.K., which was introduced in July 2003.

Sales of products by third-party sellers on our websites continue to increase. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margins per unit. If product sales by third-party sellers continue to increase, we anticipate the higher gross margin attributes of these sales will partially offset the effect on our gross margins of our strategy to lower prices for customers over time by offering additional or broader price reductions, free shipping offers, and other promotions.

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Supplemental Information:
Shipping Activity
Shipping revenue	$84,125	$79,992	$177,718	$158,280
Outbound shipping costs	(118,600)	(106,209)	(255,195)	(211,778)

Net shipping cost	(34,475)	(26,217)	(77,477)	(53,498)

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping alternatives that resulted in a net cost to us in delivering products. We seek to offset these costs over time through achieving higher sales volumes and better operating efficiencies and by negotiating better terms with our suppliers.

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Exchange-rate effect on (1):
Net sales	$46,758	$54,870	$134,110	$105,645
Gross profit	9,761	11,907	26,852	23,243
Operating income	4,117	3,165	10,692	6,797
Net interest expense and other	(563)	(2,165)	(2,831)	(3,287)
Remeasurements and other (2)	2,895	(35,304)	23,348	(56,953)
Net income (loss)	6,449	(34,304)	31,209	(53,443)
Diluted earnings (loss) per share	$0.02	$(0.09)	$0.07	$(0.14)

Shares used in computation of diluted earnings (loss) per share	424,678	393,876	424,592	391,223

(1)	Represents the effect on reported results due to year-over-year changes in exchange rates. Absent year-over-year changes in exchange rates, reported amounts would have been lower (higher) by these amounts.
(2)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. functional-currency subsidiary. See Item 1 of Part I, “Financial Statements — Note 8 — Remeasurements and Other.”

Direct Segment Operating Expenses

Selected operating expense information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Fulfillment (1)	$122,717	$107,455	$250,422	$211,160
Percent of net sales	9%	10%	9%	10%
Year-over-year percentage change	14	25	19	20
Marketing (2)	$31,839	$25,326	$65,475	$53,553
Percent of net sales	2%	2%	2%	2%
Year-over-year percentage change	26	(12)	22	(12)
Technology and content (3)	$58,475	$52,135	$113,551	$102,223
Percent of net sales	4%	5%	4%	5%
Year-over-year percentage change	12	(10)	11	(10)
General and administrative (4)	$27,199	$21,823	$54,616	$42,925
Percent of net sales	2%	2%	2%	2%
Year-over-year percentage change	25	12	27	6

(1)

The increase in fulfillment costs in comparison with the prior year primarily relates to variable costs corresponding with sales volume and our mix of product sales. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. The improvement in fulfillment costs as a percentage of net sales results from improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per unit resulting from improvements in our operations, and enhancements to our customer self-service features. Credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and therefore represent a larger percentage of our recorded commission revenue than credit card fees on our retail sales. Accordingly, this negatively affects fulfillment costs as a percentage of net sales. Additionally, we announced the opening of a new European fulfillment center in Scotland, which is scheduled to begin operations in the second half of 2004. The center is approximately 300,000 square feet and will employ approximately 300 associates over the first 18 months of operations.

(2)	We direct customers to our websites primarily through a number of online marketing channels, including our Syndicated Stores and Associates programs, which enable associated websites to make our products available to their audiences with fulfillment performed by us. Under these arrangements, we pay a sales commission on product sales, which is classified as “Marketing” on our consolidated statements of operations. The increase in absolute dollars spent reflects an increased investment in marketing channels considered most effective in driving incremental net sales, such as targeted online advertising through various web portals and our Associates program. We expect the absolute dollars spent in marketing to increase over time.
(3)	Our spending in technology and content has increased as we are adding computer scientists and software engineers to continue to improve our process efficiency and enhance the customer experience on our websites. We expect absolute dollars spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff.
(4)	The increase in spending in general and administrative is primarily due to increases in legal fees. We expect absolute dollars spent in general and administrative to increase over time.

Stock-Based Compensation

Stock-based compensation was $22 million and $24 million for the three months ended June 30, 2004 and 2003, and $29 million and $52 million for the six months ended June 30, 2004 and 2003. In late 2002, we began issuing restricted stock units as our primary form of stock-based compensation. Previously, we primarily issued at-the-money stock options. In certain of our foreign jurisdictions, we continue to grant stock options. Certain of our stock awards are subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method.

At June 30, 2004, we had 28 million stock awards outstanding, including 21 million stock options that had a $12.82 weighted average exercise price; 6 million restricted stock units; and 0.5 million shares of restricted stock. Common shares outstanding (which include restricted stock), plus shares underlying stock options and restricted stock units, totaled 434 million and 433 million at June 30, 2004 and 2003. For additional information about our stock-based compensation and awards, see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses or credits and amortization of other intangibles. Amortization of other intangibles was $0.1 million and $0.9 million for the three months ended June 30, 2004 and 2003, and $0.3 million and $1.8 million for the six months ended June 30, 2004 and 2003.

During the six months ended June 30, 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have reduced our restructuring-related liability, resulting in a gain of $7 million for the three months ended June 30, 2004, and $8 million for the six months ended June 30, 2004. Future lease-related payments for this office space, which is approximately $0.6 million per quarter, will be expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded during the first half of 2003.

We plan to streamline our organizational structure in France and reduce our operating costs. These efforts are primarily focused on eliminating French-office positions in managerial, professional, clerical and technical roles. We anticipate the costs associated with these efforts will be approximately $5 million; however, the reorganization is subject to regulatory review, which may impact the severance terms. We anticipate the number of employees affected and severance terms will be finalized in the third quarter of 2004 and corresponding costs will be recorded at that time and classified in “Other operating expense (income)” on the consolidated statements of operations.

Cash payments resulting from our January 2001 operational restructuring were $1 million and $4 million for the three months ended June 30, 2004 and 2003, and $4 million and $20 million for the six months ended June 30, 2004 and 2003. Based on currently available information, we estimate the remaining restructuring-related cash outflows will be as follows:

	Leases	Other	Total
	(in thousands)
Six months ending December 31, 2004	$1,963	$113	$2,076
Years ended:
2005	6,993	1,201	8,194
2006	1,999	—	1,999
2007	1,961	—	1,961
2008	1,614	—	1,614
Thereafter	2,952	—	2,952

Total estimated cash outflows (1)	$17,482	$1,314	$18,796

(1)	Cash flows are presented net of an estimated $25 million in sublease rentals. At June 30, 2004, we had signed sublease agreements totaling $14 million.

For additional information about our January 2001 operational restructuring, see Item 1 of Part I, “Financial Statements — Note 6 — Other Operating Expense (Income).”

Income from Operations

Our income from operations was $86 million and $42 million for the three months ended June 30, 2004 and 2003, and $197 million and $81 million for the six months ended June 30, 2004 and 2003. The improvement in operating results in comparison with the prior year was attributable to increasing revenues, leveraging our direct cost structure relative to sales growth, and year-over-year reductions of $6 million and $29 million in stock-based compensation expense associated with variable accounting treatment.

Net Interest Expense

We generally invest our excess cash in A-rated or higher short-to-intermediate-term fixed income securities and money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them. The primary components of our interest expense relate to our debt instruments. The decline in interest expense compared to the same periods a year ago resulted from principal redemptions of long-term debt. At June 30, 2004 our total long-term indebtedness was $1.76 billion compared to $2.07 billion a year ago. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Gains (losses) on sales of marketable securities, net	$(77)	$5,272	$1,010	$9,252
Foreign-currency transaction losses, net	(329)	(124)	(1,305)	(168)
Foreign, state, and other income taxes	(5,115)	(1,765)	(3,394)	(2,698)
Other miscellaneous gains, net	169	302	854	158

Total other income (expense), net	$(5,352)	$3,685	$(2,835)	$6,544

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$7,935	$(37,566)	$28,394	$(62,780)
Currency-related gains on sales of Euro-denominated investments, net	2,279	2,262	5,369	5,827
Loss on redemption of long-term debt	—	(15,176)	(5,672)	(15,176)
Loss on termination of Euro Currency Swap (2)	—	(6,157)	—	(6,157)
Foreign-currency effect on intercompany balances (3)	(7,319)	—	(10,415)	—
Other-than-temporary impairments and other (4)	13,407	(3,579)	18,986	(4,164)

Total remeasurements and other	$16,302	$(60,216)	$36,662	$(82,450)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurements and Other” representing the remaining basis in our swap asset.
(3)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1 — Accounting Policies.”
(4)	The second quarter of 2004 includes a gain of $14 million associated with the sale of one of our equity investments. The first quarter of 2004 includes a gain of $6 million relating to the settlement of a contractual dispute. Also included is equity in losses of equity-method investees of less than $1 million for the three months and six months ended June 30, 2003. There were no losses from equity method investees in the first half of 2004.

Income Taxes

We have provided for current and deferred U.S. federal, state, and foreign income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of June 30, 2004, we have recorded a net deferred tax asset of $5 million, classified in “Other assets,” which consists of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

At June 30, 2004, we had net operating loss carryforwards of approximately $2.8 billion primarily related to U.S. federal taxes. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 and other limitations under state and foreign tax laws. Approximately $1.8 billion of our net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation recorded for tax purposes but not financial reporting purposes, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations.

We also have approximately $227 million of capital loss carryforwards that begin to expire in 2005.

Net Income (Loss)

Although we reported net income for the three months and six months ended June 30, 2004, we believe that this positive net income result should not be viewed, on its own, as a material positive event and is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the effect that fluctuations in foreign currency rates will have on the remeasurement of our 6.875% PEACS and intercompany investments. The remeasurement of our 6.875% PEACS resulted in significant gains and charges in past periods and may result in significant charges or gains in future periods. Additionally, we are unable to forecast the effect of stock-based compensation, which is based in part by the quoted price of our common stock in accordance with variable accounting treatment. Variable accounting has resulted in significant expense and contra-expense in past periods and will continue to be unpredictable going forward.

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

Items Excluded From Consolidated Segment Operating Income

Stock-Based Compensation

We exclude stock-based compensation for the following reasons:

•	Stock-based compensation expense is excluded from our internal operating plans and measurement of financial performance, although we consider the dilutive impact to our investors when awarding stock-based compensation and value such awards accordingly;

•	Stock-based compensation expense or contra-expense are non-cash; and

•	The measurement of stock-based compensation is determined under a variety of methods depending on the underlying award. These methods include: (a) fixed accounting on certain stock options granted at market prices, resulting in no compensation expense, (b) variable accounting on certain stock options and restricted stock units, resulting in unpredictable charges or gains beyond our control, and (c) fixed accounting for certain restricted stock units and restricted stock awards, resulting in the estimated fair value of the award recognized over the service period.

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

Other Operating Expense (Income)

We exclude other operating expense (income), including amortization of other intangibles and restructuring-related and other, which are cash and non-cash items for the following reasons:

•	Amortization of other intangibles is excluded from our internal operating plans and measurement of financial performance;

•	Amortization of other intangibles is a non-cash charge to current operations;

•	Amortization of other intangibles has diminished, is currently immaterial, and is scheduled to fully amortize by the end of 2004; and

•	Since we have not regularly had restructuring-related charges, the exclusion of such charges from prior periods provides better comparability of our results of operations as viewed by management.

Impairment of Goodwill

If, in the future, we incur impairment losses on our goodwill, such charges would be excluded from consolidated segment operating income since they would be non-cash, and not in the immediate control of management. We have elected to perform our annual analysis during the fourth quarter of each year. No indicators of impairment were identified during the first half of 2004.

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

Second, consolidated segment operating income excludes “Other Operating Expense (Income).” For companies that periodically undergo restructuring events, excluding restructuring-related costs from performance measures could provide an incomplete summary of ongoing costs that would affect future cash flows. However, we compensate for this limitation by disclosing cash flow measures, including operating cash flow, that incorporate all ongoing cash obligations associated with our January 2001 restructuring event and by providing disclosure of future estimated cash flows and remaining commitments associated with this event. See Item 1 of Part I, “Financial Statements — Note 6 — Other Operating Expense (Income).” Since we have initiated in the second quarter of 2004 a restructuring event in Europe, we have re-evaluated our decision to exclude such charges from our consolidated segment operating income. We have determined that it continues to be appropriate since it has been over two years since our last restructuring event, and we do not anticipate another restructuring event in the next two years. There can, however, be no assurance that we will not undertake another restructuring event in the future that would affect future cash flows.

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

During the three and six months ended June 30, 2004, our reported net income was greater than our pro forma net income.

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

Reconciliation Table

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the three months ended June 30, 2004 and 2003 (in thousands, expect per share data).

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	As Reported (1)	Adjustments	Pro Forma	As Reported (1)	Adjustments	Pro Forma
Net sales	$1,387,341	$—	$1,387,341	$1,099,912	$—	$1,099,912
Cost of sales	1,046,295	—	1,046,295	825,984	—	825,984

Gross profit	341,046	—	341,046	273,928	—	273,928
Operating expenses:
Fulfillment	122,717	—	122,717	107,455	—	107,455
Marketing	31,839	—	31,839	25,326	—	25,326
Technology and content	58,475	—	58,475	52,135	—	52,135
General and administrative	27,199	—	27,199	21,823	—	21,823
Stock-based compensation	21,692	(21,692)	—	24,453	(24,453)	—
Other operating expense (income)	(7,150)	7,150	—	913	(913)	—

Total operating expenses	254,772	(14,542)	240,230	232,105	(25,366)	206,739

Income from operations	86,274	14,542	100,816 (2)	41,823	25,366	67,189 (2)
Interest income	5,311	—	5,311	5,761	—	5,761
Interest expense	(26,055)	—	(26,055)	(34,367)	—	(34,367)
Other income (expense), net	(5,352)	—	(5,352)	3,685	—	3,685
Remeasurements and other	16,302	(16,302)	—	(60,216)	60,216	—

Total non-operating expense, net	(9,794)	(16,302)	(26,096)	(85,137)	60,216	(24,921)

Net income (loss)	$76,480	$(1,760)	$74,720	$(43,314)	$85,582	$42,268

Basic earnings (loss) per share	$0.19	$(0.01)	$0.18	$(0.11)	$0.22	$0.11

Diluted earnings (loss) per share	$0.18	$—	$0.18	$(0.11)	$0.21	$0.10

Weighted average shares used in computation of earnings (loss) per share:
Basic	405,268		405,268	393,876		393,876

Diluted	424,678		424,678	393,876		418,138

Net cash provided by operating activities			$143,036			$126,024
Purchases of fixed assets, including internal-use software and website development			(14,143)			(7,141)

Free cash flow			$128,893			$118,883

Net cash provided by (used in) investing activities			$(222,289)			$233,668

Net cash provided by (used in) financing activities			$19,432			$(227,876)

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the six months ended June 30, 2004 and 2003 (in thousands, expect per share data).

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	As Reported (1)	Adjustments	Pro Forma	As Reported (1)	Adjustments	Pro Forma
Net sales	$2,917,690	$—	$2,917,690	$2,183,471	$—	$2,183,471
Cost of sales	2,215,810	—	2,215,810	1,638,961	—	1,638,961

Gross profit	701,880	—	701,880	544,510	—	544,510
Operating expenses:
Fulfillment	250,422	—	250,422	211,160	—	211,160
Marketing	65,475	—	65,475	53,553	—	53,553
Technology and content	113,551	—	113,551	102,223	—	102,223
General and administrative	54,616	—	54,616	42,925	—	42,925
Stock-based compensation	28,799	(28,799)	—	51,776	(51,776)	—
Other operating expense (income)	(7,692)	7,692	—	1,825	(1,825)	—

Total operating expenses	505,171	(21,107)	484,064	463,462	(53,601)	409,861

Income from operations	196,709	21,107	217,816 (2)	81,048	53,601	134,649 (2)
Interest income	10,866	—	10,866	12,301	—	12,301
Interest expense	(53,786)	—	(53,786)	(70,878)	—	(70,878)
Other income (expense), net	(2,835)	—	(2,835)	6,544	—	6,544
Remeasurements and other	36,662	(36,662)	—	(82,450)	82,450	—

Total non-operating expense, net	(9,093)	(36,662)	(45,755)	(134,483)	82,450	(52,033)

Net income (loss)	$187,616	$(15,555)	$172,061	$(53,435)	$136,051	$82,616

Basic earnings (loss) per share	$0.46	$(0.03)	$0.43	$(0.14)	$0.35	$0.21

Diluted earnings (loss) per share	$0.44	$(0.03)	$0.41	$(0.14)	$0.34	$0.20

Weighted average shares used in computation of earnings (loss) per share:
Basic	404,399		404,399	391,223		391,223

Diluted	424,592		424,592	391,223		414,965

Net cash used in operating activities			$(107,652)			$(125,758)
Purchases of fixed assets, including internal-use software and website development			(23,656)			(13,535)

Free cash flow			$(131,308)			$(139,293)

Net cash provided by (used in) investing activities			$(166,713)			$203,174

Net cash used in financing activities			$(121,401)			$(192,542)

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

The following is a reconciliation of our non-GAAP financial measure of free cash flow to the most comparable GAAP measure for the twelve months ended June 30, 2004 and 2003 (in thousands):

	Twelve Months Ended
	June 30, 2004	June 30, 2003
Net cash provided by operating activities	$410,128	$284,929
Purchases of fixed assets, including internal-use software and website development	(56,084)	(40,404)

Free cash flow	$354,044	$244,525

Net cash provided by (used in) investing activities	$(133,236)	$177,977

Net cash used in financing activities	$(260,845)	$(127,928)

Guidance

Consistent with our July 22, 2004 earnings release furnished on Form 8-K and as of the date of this filing, our third quarter 2004 and full year 2004 guidance is as follows:

Third Quarter 2004 Guidance

•	Third quarter net sales are expected to be between $1.425 billion and $1.525 billion, or grow between 26% and 34%, compared with third quarter 2003.

•	Consolidated segment operating income is expected to be between $80 million and $100 million, or grow between 9% and 36%, compared with third quarter 2003.

•	Operating income is expected to be between $50 million and $70 million, assuming, among other things, that the Company does not record any further revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on September 30, 2004, is identical to the closing price of $54.40 on June 30, 2004.

Full Year 2004 Expectations

•	Net sales are expected to be between $6.625 billion and $6.925 billion.

•	Consolidated segment operating income is expected to be between $475 million and $535 million.

•	Operating income is expected to be between $400 million and $460 million, assuming, among other things, that the Company does not record any further revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on December 31, 2004, is identical to the closing price of $54.40 on June 30, 2004.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of June 30, 2004, we had an accumulated deficit of $2.79 billion and our stockholders’ deficit was $791 million. We have incurred substantial operating losses since our inception, and although we earned net income in the three and six months ended June 30, 2004, we may incur losses again in the future.

We Have Significant Indebtedness

As of June 30, 2004, we had long-term indebtedness of $1.76 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments in the three months ended March 31, 2004, we may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of June 30, 2004, our recorded basis in equity securities was $17 million, including $5 million classified as “Marketable securities” and $12 million classified as “Other assets.”

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

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington, North Dakota, and Kansas. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union, or EU, member countries. We also collect VAT with respect to certain of our “electronically supplied services,” including digital downloads and marketplace services, provided to certain EU residents. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, the rate of growth of the economy in general and of the Internet and online commerce, customer spending patterns, world events, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, risks of inventory management, the degree to which we enter into commercial agreements and strategic transactions and maintain and develop commercial relationships, foreign exchange risks, seasonality, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

At June 30, 2004, we had long-term debt of $1.76 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $847 million and $870 million at June 30, 2004 and December 31, 2003, and the fair value of the 4.75% Convertible Subordinated Notes was $899 million (outstanding principal of $900 million) and $1.06 billion (outstanding principal of $1.05 billion) at June 30, 2004 and December 31, 2003.

Foreign Exchange Risk

During the three months ended June 30, 2004, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, and www.amazon.co.jp) accounted for 43% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding websites and include Euros, British Pounds, Yen, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. As a result of fluctuations in foreign exchange rates during the three months ended June 30, 2004, International segment revenues improved $46 million and our operating results improved $4 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2004 of $645 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $32 million, $65 million, and $129 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance of 690 million Euros ($841 million, based on the exchange rate as of June 30, 2004). Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in losses of approximately $42 million, $84 million, and $168 million, recorded to “Remeasurements and other.” We are not hedged on interest payments under our 6.875% PEACS. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2004, we would incur $3 million, $6 million, and $12 million additional, annual interest expense due solely to fluctuations in foreign exchange.

Investment Risk

As of June 30, 2004, our recorded basis in equity securities was $17 million, including $5 million classified as “Marketable securities,” and $12 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2004 of $55 million (recorded basis of $10 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $8 million, $16 million, and $27 million.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 25, 2004. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	372,651,726	2,215,955
Tom A. Alberg	371,002,868	3,864,813
L. John Doerr	373,106,513	1,761,168
William B. Gordon	374,156,210	711,471
Myrtle S. Potter	372,945,811	1,921,870
Thomas O. Ryder	371,002,991	3,864,690
Patricia Q. Stonesifer	372,249,065	2,618,616

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	370,786,643
Against	3,953,323
Abstain	127,715
Broker Non-Votes	0

A shareholder proposal regarding the use of a performance and time-based restricted share program for executives was not adopted by the margins indicated:

Votes
For	11,122,355
Against	300,149,225
Abstain	1,754,391
Broker Non-Votes	61,841,710

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

(b) Reports on Form 8-K

On April 12, 2004, we furnished a Form 8-K announcing the election of Myrtle S. Potter to our Board of Directors.

On April 12, 2004, we furnished a Form 8-K disclosing our Letter to Shareholders which accompanied our Annual Report for the Year Ended December 31, 2003.

On April 22, 2004, we filed a Form 8-K announcing our first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ THOMAS J. SZKUTAK
Thomas J. Szkutak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: July 22, 2004

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