Form 10-Q
period 2004-09-30
AMAZON COM INC
filed 2004-10-22
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

408,051,981 shares of common stock, par value $0.01 per share outstanding as of October 14, 2004

AMAZON.COM, INC.

FORM 10-Q

For the Three Months Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$701,150	$641,728	$1,102,273	$738,254
OPERATING ACTIVITIES:
Net income (loss)	54,147	15,563	241,763	(37,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	19,083	18,338	54,893	57,091
Stock-based compensation	9,274	20,936	38,073	72,712
Other operating expense (income)	4,505	786	(3,187)	2,611
Losses (gains) on sales of marketable securities, net	220	(141)	(790)	(9,393)
Remeasurements and other	5,441	11,142	(31,221)	93,592
Non-cash interest expense and other	1,140	1,343	3,402	12,752
Changes in operating assets and liabilities:
Inventories	(69,626)	(62,147)	(61,172)	(34,001)
Accounts receivable, net and other current assets	(22,868)	(14,844)	(15,842)	18,303
Accounts payable	95,529	49,535	(137,853)	(131,584)
Accrued expenses and other current liabilities	8,668	(5,109)	(58,240)	(99,312)
Additions to unearned revenue	33,707	29,932	84,469	78,652
Amortization of previously unearned revenue	(27,029)	(27,816)	(76,154)	(85,719)
Interest payable	4,454	(701)	(29,148)	(26,773)

Net cash provided by (used in) operating activities	116,645	36,817	8,993	(88,941)
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	395,087	21,988	1,007,411	581,011
Purchases of marketable securities	(380,651)	(71,880)	(1,136,032)	(414,194)
Purchases of fixed assets, including internal-use software and website development	(28,722)	(15,192)	(52,378)	(28,727)
Proceeds from sale of subsidiary and other	—	5,072	—	5,072
Acquisition, net of cash acquired	(71,195)	—	(71,195)	—

Net cash provided by (used in) investing activities	(85,481)	(60,012)	(252,194)	143,162
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	7,727	41,235	42,618	132,832
Repayments of long-term debt, capital lease obligations, and other	(550)	(3,437)	(156,842)	(287,576)

Net cash provided by (used in) financing activities	7,177	37,798	(114,224)	(154,744)
Foreign-currency effect on cash and cash equivalents	6,117	10,087	760	28,687

Net increase (decrease) in cash and cash equivalents	44,458	24,690	(356,665)	(71,836)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$745,608	$666,418	$745,608	$666,418

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$135	$1,572	$658	$2,648
Cash paid for interest	21,497	30,019	107,565	116,835
Cash paid for income taxes	1,651	1,019	2,659	1,628

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twelve Months Ended September 30,
	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$666,418	$327,564
OPERATING ACTIVITIES:
Net income (loss)	314,917	(35,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	73,360	76,955
Stock-based compensation	53,112	108,392
Other operating expense (income)	(3,046)	4,624
Gains on sales of marketable securities, net	(995)	(11,260)
Remeasurements and other	5,284	134,888
Non-cash interest expense and other	3,568	19,902
Changes in operating assets and liabilities:
Inventories	(103,957)	(82,369)
Accounts receivable, net and other current assets	(33,840)	16,775
Accounts payable	161,463	131,254
Accrued expenses and other current liabilities	15,332	(57,366)
Additions to unearned revenue	107,458	98,415
Amortization of previously unearned revenue	(102,175)	(123,444)
Interest payable	(525)	2,093

Net cash provided by operating activities	489,956	283,638
INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	1,239,584	733,768
Purchases of marketable securities	(1,257,480)	(587,714)
Purchases of fixed assets, including internal-use software and website development	(69,614)	(44,243)
Proceeds from sale of subsidiary and other	—	5,072
Acquisition, net of cash acquired	(71,195)	—

Net cash provided by (used in) investing activities	(158,705)	106,883
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	73,108	198,208
Repayments of long-term debt, capital lease obligations, and other	(364,574)	(290,250)

Net cash used in financing activities	(291,466)	(92,042)
Foreign-currency effect on cash and cash equivalents	39,405	40,375

Net increase in cash and cash equivalents	79,190	338,854

CASH AND CASH EQUIVALENTS, END OF PERIOD	$745,608	$666,418

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$687	$3,374
Cash paid for interest	110,677	117,477
Cash paid for income taxes	2,856	1,613

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,462,475	$1,134,456	$4,380,165	$3,317,927
Cost of sales	1,106,824	848,635	3,322,634	2,487,596

Gross profit	355,651	285,821	1,057,531	830,331
Operating expenses:
Fulfillment	135,521	107,057	385,943	318,217
Marketing	34,347	28,943	99,822	82,496
Technology and content	64,823	53,775	178,374	155,998
General and administrative	25,907	22,393	80,523	65,318
Stock-based compensation (1)	9,274	20,936	38,073	72,712
Other operating expense (income)	4,505	786	(3,187)	2,611

Total operating expenses	274,377	233,890	779,548	697,352

Income from operations	81,274	51,931	277,983	132,979
Interest income	7,553	4,324	18,419	16,625
Interest expense	(26,307)	(29,802)	(80,093)	(100,680)
Other income (expense), net	(2,932)	252	(5,767)	6,796
Remeasurements and other	(5,441)	(11,142)	31,221	(93,592)

Total non-operating expense, net	(27,127)	(36,368)	(36,220)	(170,851)

Net income (loss)	$54,147	$15,563	$241,763	$(37,872)

Basic earnings (loss) per share	$0.13	$0.04	$0.60	$(0.10)

Diluted earnings (loss) per share	$0.13	$0.04	$0.57	$(0.10)

Weighted average shares used in computation of earnings (loss) per share:
Basic	406,647	397,912	405,153	393,477

Diluted	424,777	422,802	423,924	393,477

(1) Components of stock-based compensation:
Fulfillment	$2,001	$4,374	$6,294	$16,221
Marketing	67	1,582	2,770	4,167
Technology and content	4,408	12,013	20,541	39,807
General and administrative	2,798	2,967	8,468	12,517

	$9,274	$20,936	$38,073	$72,712

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$745,608	$1,102,273
Marketable securities	439,092	292,550

Cash, cash equivalents, and marketable securities	1,184,700	1,394,823
Inventories	357,320	293,917
Accounts receivable, net and other current assets	150,764	132,069

Total current assets	1,692,784	1,820,809
Fixed assets, net	226,762	224,285
Goodwill	137,584	69,121
Other assets	51,538	47,818

Total assets	$2,108,668	$2,162,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$688,297	$819,811
Accrued expenses and other current liabilities	269,178	317,730
Unearned revenue	46,144	37,844
Interest payable	43,952	73,100
Current portion of long-term debt and other	3,452	4,216

Total current liabilities	1,051,023	1,252,701
Long-term debt and other	1,778,722	1,945,439
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500,000 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000,000 Issued and outstanding shares — 407,464 and 403,354 shares	4,075	4,034
Additional paid-in capital	1,981,659	1,899,398
Deferred stock-based compensation	(2,529)	(2,850)
Accumulated other comprehensive income	28,383	37,739
Accumulated deficit	(2,732,665)	(2,974,428)

Total stockholders’ deficit	(721,077)	(1,036,107)

Total liabilities and stockholders’ deficit	$2,108,668	$2,162,033

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, restructuring-related liabilities, incentive discount offers, valuation of investments, acquired intangibles, taxes, and contingencies. Actual results could differ materially from those estimates.

Business Acquisition

On September 7, 2004, we acquired all of the outstanding shares of Joyo.com Limited (“Joyo.com”), a British Virgin Islands company that operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates, at a purchase price of $74.2 million, including a cash payment of $72.4 million, the assumption of employee stock options, and transaction-related costs. Acquired intangibles were $5.9 million with estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $68.4 million and is classified as “Goodwill” on the consolidated balance sheets. The results of operations of Joyo.com have been included in our consolidated results from the acquisition date forward. The effect on consolidated net sales and operating income was not significant for the third quarter of 2004.

Joyo.com does not own any capital stock of the PRC affiliates, but is the primary beneficiary of future losses or profits through contractual rights. As a result, we consolidate the results of the PRC affiliates in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” The net assets and operating results for the PRC affiliates were not significant.

The intrinsic value of the unvested employee stock options that were assumed in connection with the Joyo.com acquisition is recorded to “Deferred stock-based compensation” on the consolidated balance sheets and will be expensed over the remaining service period. Amortization of these amounts is classified in “Stock-based compensation” on the consolidated statements of operations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Inventories

Inventories, consisting of products available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value. We provide fulfillment-related services in connection with certain of our Merchants@ and Merchant.com programs. In those arrangements, as well as other product sales by third parties, the third party maintains ownership of the related products.

Goodwill

We have elected to perform our annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 analysis, no impairments were present, and no indicators of impairment were identified during the nine months ended September 30, 2004.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; certain equity investments; and intangible assets, net of amortization. At September 30, 2004 and December 31, 2003, deferred issuance charges were $20 million and $25 million; and equity investments were $12 million and $15 million; and intangibles, net of amortization, were $6 million and $0.5 million.

Other intangibles consist of the following:

	September 30, 2004			December 31, 2003
	Other Intangibles Gross	Accumulated Amortization	Other Intangibles Net (1)	Other Intangibles Gross	Accumulated Amortization	Other Intangibles Net
	(in thousands)
Contract-based	$15,972	$(13,509)	$2,463	$13,469	$(13,469)	$—
Marketing-related	8,821	(5,626)	3,195	5,617	(5,326)	291
Technology-based	4,607	(4,396)	211	4,386	(4,360)	26
Customer-based	2,021	(1,984)	37	2,021	(1,820)	201

Other intangibles	$31,421	$(25,515)	$5,906	$25,493	$(24,975)	$518

(1)	The net carrying amount of intangible assets at September 30, 2004 is scheduled to be fully amortized over the next four years as follows: $0.6 million for the remainder of 2004; $1.7 million in 2005; $1.4 million in 2006; $1.3 million in 2007; and $0.9 million in 2008. The weighted-average amortization period is 3.6 years based on useful life assumptions between one and four years.

Income Taxes

We have provided for current and deferred U.S. federal, state, and foreign income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of September 30, 2004, we have recorded a net deferred tax asset of $6 million, classified in “Other assets,” which consists of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

At September 30, 2004, we have net operating loss carryforwards (“NOLs”) of $2.8 billion, primarily related to U.S. federal taxes. Utilization of NOLs, which begin to expire at various times starting in 2010, may be subject to certain limitations. Approximately $1 billion of our NOLs are attributable to continuing operations and the related tax benefits, if realized, will be credited to results of operations for both financial reporting and tax reporting purposes. The remaining portion of approximately $1.8 billion relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes and the related tax benefits, if realized, will be credited to stockholders’ equity rather than to results of operations for financial reporting purposes.

Additionally, we have approximately $228 million of capital loss carryforwards that begin to expire in 2005.

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

Outbound shipping charges to customers are included in “Net sales” and amounted to $87 million and $77 million for the three months ended September 30, 2004 and 2003, and $264 million and $235 million for the nine months ended September 30, 2004 and 2003.

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

Outbound shipping-related costs totaled $128 million and $104 million for the three months ended September 30, 2004 and 2003, and $383 million and $315 million for the nine months ended September 30, 2004 and 2003.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

Depreciation of Fixed Assets

Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets (generally two to ten years). Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations. Depreciation expense on fixed assets, including internal-use software and website development, was $19 million and $54 million for the three months and nine months ended September 30, 2004, and $18 million and $52 million for the three months and nine months ended September 30, 2003.

Stock-Based Compensation

Stock-based compensation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Stock awards — variable accounting (1)	$(5,722)	$10,449	$649	$46,172
Fixed accounting (2):
Restricted stock units and stock options	14,076	9,323	33,836	22,493
Restricted stock (3)	920	1,164	3,588	4,047

Total stock-based compensation	$9,274	$20,936	$38,073	$72,712

(1)	Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards.
(2)	The fair value of awards is determined at grant date and recognized as expense over the service period. To the extent awards are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to stock-based compensation.
(3)	Includes expense associated with matching contributions of 15,651 and 51,901 shares of our common stock under our 401(k) savings plan during the three and nine months ended September 30, 2004, and 11,229 and 26,354 shares of our common stock during the three and nine months ended September 30, 2003.

We granted stock awards, primarily restricted stock units, representing 0.7 million and 0.3 million shares of common stock during the three months ended September 30, 2004 and 2003, and 2.7 million and 2.0 million shares of common stock during the nine months ended September 30, 2004 and 2003. The per share weighted average fair value of stock awards, including restricted stock units, granted was $40.12 and $41.78 during the three months ended September 30, 2004 and 2003, and $44.59 and $27.90 during the nine months ended September 30, 2004 and 2003. Stock-based awards generally fully vest over service periods of between three and six years.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 434 million and 433 million at September 30, 2004 and 2003. Common shares outstanding increased by 0.8 million shares during the three months ended September 30, 2004, and 4.1 million shares during the nine months ended September 30, 2004, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Outstanding stock awards were as follows:

	September 30,
	2004	2003
	(in thousands)
Stock options (1)(2)	20,319	27,841
Restricted stock units (3)	6,368	4,694

Outstanding stock awards, excluded from common stock outstanding	26,687	32,535
Restricted stock (4)	490	831

Total outstanding stock awards	27,177	33,366

(1)	The weighted average per share exercise price was $12.90 and $12.37 at September 30, 2004 and 2003.
(2)	Includes 1.0 million and 0.9 million options at September 30, 2004 and 2003 subject to variable accounting treatment.
(3)	Includes 0.4 million and 0.3 million restricted stock units subject to variable accounting treatment at September 30, 2004 and 2003.
(4)	Included in issued and outstanding common stock.

The following table summarizes relevant information as if the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$54,147	$15,563	$241,763	$(37,872)
Add: Stock-based compensation, as reported	9,274	20,936	38,073	72,712
Deduct: Total stock-based compensation determined under fair value based method for all awards	(21,995)	(22,449)	(60,450)	(72,525)

Net income (loss) — SFAS No. 123 adjusted	$41,426	$14,050	$219,386	$(37,685)

Basic earnings (loss) per share — as reported	$0.13	$0.04	$0.60	$(0.10)
Diluted earnings (loss) per share — as reported	0.13	0.04	0.57	(0.10)
Basic earnings (loss) per share — SFAS No. 123 adjusted	0.10	0.04	0.54	(0.10)
Diluted earnings (loss) per share — SFAS No. 123 adjusted	0.10	0.03	0.52	(0.10)

The fair value for restricted stock and restricted stock units is based on the intrinsic value of those awards at grant date. The fair value for option awards is estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average risk-free interest rate	2.9%	2.1%	2.6%	2.5%
Average expected life (in years)	3.3	3.3	3.3	3.3
Volatility	53.3%	73.2%	58.0%	78.3%

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

Foreign Currency

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. In periods ending prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. In connection with the remeasurement of intercompany balances, we recorded a gain of $7 million for the three months ended September 30, 2004, and a loss of $3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, $192 million was repaid among the entities.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 2 — Cash, Cash Equivalents, and Marketable Securities

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities at fair value:

	September 30, 2004	December 31, 2003

	(in thousands)
Cash	$195,172	$427,306
Cash equivalents pledged as collateral (See Note 4)	8,536	—
Commercial paper and short-term securities (1)	541,900	674,967

Cash and cash equivalents	745,608	1,102,273
U.S. Treasury notes and bonds	186,819	145,778
Asset-backed and agency securities	116,196	85,692
Certificates of deposit	98,614	27,395
Corporate notes and bonds	27,378	24,997
Commercial paper and short-term securities	2,076	94
Equity securities	8,009	8,594

Marketable securities (1)	439,092	292,550

Total cash, cash equivalents, and marketable securities (2)	$1,184,700	$1,394,823

(1)	At September 30, 2004, gross unrealized losses were not significant.
(2)	Includes amounts held in foreign currencies of $693 million and $764 million at September 30, 2004 and December 31, 2003. Amounts held in foreign currencies at September 30, 2004 and December 31, 2003 were primarily Euros, British Pounds, and Yen.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
4.75% Convertible Subordinated Notes due February 2009 (1)(2)	$899,760	$1,049,760
6.875% PEACS due February 2010 (3)	858,084	869,711
Long-term restructuring liabilities (see Note 6)	10,750	20,066
Capital lease obligations	1,907	2,717
Other long-term debt	11,673	7,401

	1,782,174	1,949,655
Less current portion of capital lease obligations	(1,238)	(1,558)
Less current portion of other long-term debt	(2,214)	(2,658)

Total long-term debt and other	$1,778,722	$1,945,439

(1)

During the nine months ended September 30, 2004, we redeemed an aggregate principal amount of $150 million of our outstanding 4.75% Convertible Subordinated Notes due February 2009 (“4.75% Convertible Subordinated Notes”). As provided in the underlying indenture, the redemption price of $154 million included a $4 million (2.375%) premium over the face amount of the redeemed notes. We recorded a charge

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

in the first quarter of 2004, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of the $4 million premium and approximately $2 million in unamortized deferred issuance charges. Accrued and unpaid interest of $0.5 million, from February 1, 2004 through February 25, 2004, was also paid at redemption and recorded to “Interest expense.”

(2)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a premium of 2.375% of the principal, as of September 30, 2004, which decreases by 47.5 basis points on February 1 of each year until maturity, plus any accrued and unpaid interest.
(3)	The 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of 84.883 Euros per share ($105.56, based on the exchange rate as of September 30, 2004). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 8.1 million shares. The U.S. Dollar equivalent principal, interest, and conversion price fluctuates based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $14 million and $13 million for the three months ended September 30, 2004 and 2003, and $41 million and $39 million for the nine months ended September 30, 2004 and 2003.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of September 30, 2004:

	Three Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$330	$128	$1,247	$340	$351	$1,773,483	$1,775,879
Debt interest (1)	—	108,857	108,857	108,857	108,857	142,918	578,346
Capital leases	385	1,178	420	20	—	—	2,003
Operating leases (2)	14,857	57,040	59,876	51,596	49,307	217,483	450,159

Total operating and capital commitments	15,572	167,203	170,400	160,813	158,515	2,133,884	2,806,387

Restructuring-related commitments:
Operating leases, net of estimated sublease income	863	6,993	1,999	1,961	1,614	2,952	16,382
Other	3,902	1,201	—	—	—	—	5,103

Total restructuring-related commitments	4,765	8,194	1,999	1,961	1,614	2,952	21,485

Total commitments	$20,337	$175,397	$172,399	$162,774	$160,129	$2,136,836	$2,827,872

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2004, the Euro to U.S. Dollar exchange rate was 1.2436. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $178 million as of September 30, 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of September 30, 2004, we have remaining obligations under operating leases for equipment and real estate of $450 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $323 million of additional assets and obligations on our balance sheet at September 30, 2004.

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

	Standby Letters of Credit (1)	Real Estate Leases (2)	Total
	(in thousands)
Balance at December 31, 2003	$60,799	$25,936	$86,735
Net change in collateral pledged	(12,758)	1,995	(10,763)

Balance at September 30, 2004 (3)	$48,041	$27,931	$75,972

(1)	Pursuant to available standby letter-of-credit facilities totaling $151 million.
(2)	At September 30, 2004, our market capitalization was $16.6 billion. The required amount of collateral to be pledged increases $6 million if our market capitalization is equal to or below $13 billion, and decreases by $5 million if our market capitalization exceeds $18 billion.
(3)	Includes $9 million of cash equivalents pledged as collateral. See “Note 2 — Cash, Cash Equivalents, and Marketable Securities.”

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (“the 1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek recissionary and/or compensatory damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

On January 12, 2004, Soverain Software LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes several patents obtained by Soverain purporting to cover “Internet Server Access Control and Monitoring Systems” (U.S. Patent No. 5,708,780) and “Network Sales Systems” (U.S. Patent Nos. 5,715,314 and 5,909,492) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. On October 6, 2004, Soverain filed an amended complaint alleging that we infringe two additional patents purporting to cover “Digital Active Advertising” (U.S. Patent No. 6,195,649) and an “Open Network Payment System for Providing Real-Time Authorization of Payment and Purchase Transactions” (U.S. Patent No. 6,205,437). We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

On January 22, 2004, IPXL Holdings, LLC brought an action against us for patent infringement in the United States District Court for the Eastern District of Virginia. The complaint alleges that aspects of our online ordering technology, including 1-Click® ordering, infringe a patent obtained by IPXL purporting to cover an “Electronic Fund Transfer or Transaction System” (U.S. Patent No. 6,149,055) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees. On August 25, 2004, the Court entered a judgment in Amazon.com’s favor on the grounds that the patent claims asserted by the plaintiff were invalid and that Amazon.com’s technology did not infringe those claims in any event. The Court also awarded Amazon.com its attorneys’ fees and costs. Plaintiff is appealing that judgment.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

On May 21, 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleges that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleges it has an exclusive right to sell on our website. The complaint seeks injunctive relief, declaratory judgment and either monetary damages of an unspecified amount or rescission of the commercial agreement and return of specific amounts paid under the agreement totaling $200 million. We dispute the allegations of wrongdoing in this complaint and have brought counterclaims alleging breach of contract and seeking damages and declaratory relief. We intend to vigorously defend ourselves in this matter.

On September 14, 2004, BTG International Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our Associates program, infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigation Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 5 — Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$54,147	$15,563	$241,763	$(37,872)
Foreign currency translation gains (losses), net	(2,757)	8,174	686	21,537
Net unrealized gains (losses) on available-for-sale securities	1,273	2,457	(11,370)	(4,898)
Net activity of Euro Currency Swap (1)	450	422	1,328	10,460

Other comprehensive income (loss)	(1,034)	11,053	(9,356)	27,099

Comprehensive income (loss)	$53,113	$26,616	$232,407	$(10,773)

Accumulated balances within other comprehensive income were as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Net unrealized gains on foreign currency translation	$31,136	$30,450
Net unrealized gains on available-for-sale securities	8,957	20,327
Net unrealized losses on Euro Currency Swap	(11,710)	(13,038)

Total accumulated other comprehensive income	$28,383	$37,739

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	Due to the termination in 2003 of our currency swap to hedge a portion of our 6.875% PEACS (“Euro Currency Swap”), future reclassifications of cumulative losses on the Euro Currency Swap from “Accumulated other comprehensive income” to “Remeasurements and other” will be recorded using the effective interest method over the remaining life of the 6.875% PEACS.

Note 6 — Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses and amortization of other intangibles. Amortization of other intangibles was $0.3 million and $0.8 million for the three months ended September 30, 2004 and 2003, and $0.5 million and $2.6 million for the nine months ended September 30, 2004 and 2003.

During the first and second quarters of 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we reduced our restructuring-related liability, resulting in a gain of $8 million for the nine months ended September 30, 2004 ($1 million in the first quarter and $7 million in the second quarter). Lease payments for this office space are expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded during the nine months ended September 30, 2003.

As previously disclosed, we streamlined our organizational structure in France to reduce our operating costs. These efforts were primarily focused on eliminating French-office positions in managerial, professional, clerical and technical roles. The number of employees affected totaled 52 and severance terms were finalized in the third quarter of 2004 and will be paid in the fourth quarter of 2004. The corresponding costs of $4 million were recorded in the third quarter of 2004 and classified in “Other operating expense (income)” on the consolidated statements of operations.

At September 30, 2004, the accrued liability associated with restructuring-related and other charges was $21 million and consisted of the following:

	Balance at December 31, 2003	Subsequent Accruals (Credits), net	Payments	Balance at September 30, 2004	Due Within 12 Months (1)	Due After 12 Months (1)
	(in thousands)
Lease obligations, net of estimated sublease income	$29,343	$(8,160)	$(4,801)	$16,382	$5,968	$10,414
Termination benefits	—	4,352	(450)	3,902	3,902	—
Broker commissions, professional fees and other miscellaneous restructuring costs	1,197	82	(78)	1,201	865	336

Total restructuring-related liability	$30,540	$(3,726)	$(5,329)	$21,485	$10,735	$10,750

(1)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Restructuring-related lease obligations are as follows:

	Three Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Gross lease obligations	$1,605	$10,197	$6,155	$6,158	$5,319	$11,742	$41,176
Estimated sublease income (1)	(742)	(3,204)	(4,156)	(4,197)	(3,705)	(8,790)	(24,794)

Estimated net lease obligations	$863	$6,993	$1,999	$1,961	$1,614	$2,952	$16,382

(1)	At September 30, 2004, we had signed contractual sublease agreements covering $13 million in future payments.

Note 7 — Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Gains (losses) on sales of marketable securities, net	$(220)	$141	$790	$9,393
Foreign-currency transaction losses, net	(685)	(1,021)	(1,990)	(1,189)
Foreign, state, and other income taxes (1)	(2,692)	1,360	(6,086)	(1,338)
Other miscellaneous gains, net	665	(228)	1,519	(70)

Total other income (expense), net	$(2,932)	$252	$(5,767)	$6,796

(1)	We have provided for current and deferred foreign, state, and other income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. Due primarily to the existence of net operating loss carryforwards, our effective tax rate is substantially less than the statutory rates in effect.

Note 8 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$(16,767)	$(12,213)	$11,627	$(74,993)
Currency-related gains on sales of Euro-denominated investments, net	4,100	—	9,469	5,827
Loss on redemption of long-term debt	—	—	(5,672)	(15,176)
Loss on termination of Euro Currency Swap (2)	—	—	—	(5,880)
Foreign-currency effect on intercompany balances (3)	7,087	—	(3,328)	—
Other-than-temporary impairments and other (4)	139	1,071	19,125	(3,370)

Total remeasurements and other	$(5,441)	$(11,142)	$31,221	$(93,592)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a loss of $6 million to “Remeasurements and Other” representing the remaining basis in our swap asset.
(3)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1 — Accounting Policies.”
(4)	Included in the nine months ended September 30, 2004, is a gain of $14 million associated with the sale of one of our equity investments and a gain of $6 million relating to the settlement of a contractual dispute. Included in the nine months ended September 30, 2003, is equity in losses of equity-method investees of less than $1 million. There were no losses from equity method investees during the nine months ended September 30, 2004.

Note 9 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources.

We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes stock-based compensation, and other operating expense (income), each of which is not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) through www.amazon.com and www.amazon.ca, from North America focused Syndicated Stores and mail-order catalogs, and from non-retail activities such as North America focused Merchant.com, marketing, and promotional agreements.

International

The International segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) through internationally-focused websites, such as www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com, from internationally-focused Syndicated Stores and from non-retail activities such as internationally-focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows:

Three Months Ended September 30, 2004:

	North America	International	Consolidated
	(in thousands)
Net sales	$816,088	$646,387	$1,462,475
Cost of sales	592,747	514,077	1,106,824

Gross profit	223,341	132,310	355,651
Direct segment operating expenses	165,901	94,697	260,598

Segment operating income	57,440	37,613	95,053
Stock-based compensation			9,274
Other operating expense			4,505

Income from operations			81,274
Total non-operating expense, net			(27,127)

Net income			$54,147

Three Months Ended September 30, 2003:

	North America	International	Consolidated
	(in thousands)
Net sales	$709,271	$425,185	$1,134,456
Cost of sales	508,150	340,485	848,635

Gross profit	201,121	84,700	285,821
Direct segment operating expenses	138,606	73,562	212,168

Segment operating income	62,515	11,138	73,653
Stock-based compensation			20,936
Other operating expense			786

Income from operations			51,931
Total non-operating expense, net			(36,368)

Net income			$15,563

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Nine Months Ended September 30, 2004:

	North America	International	Consolidated
	(in thousands)
Net sales	$2,455,061	$1,925,104	$4,380,165
Cost of sales	1,786,133	1,536,501	3,322,634

Gross profit	668,928	388,603	1,057,531
Direct segment operating expenses	470,058	274,604	744,662

Segment operating income	198,870	113,999	312,869
Stock-based compensation			38,073
Other operating income			(3,187)

Income from operations			277,983
Total non-operating expense, net			(36,220)

Net income			$241,763

Nine Months Ended September 30, 2003:

	North America	International	Consolidated
	(in thousands)
Net sales	$2,116,506	$1,201,421	$3,317,927
Cost of sales	1,538,496	949,100	2,487,596

Gross profit	578,010	252,321	830,331
Direct segment operating expenses	409,236	212,793	622,029

Segment operating income	168,774	39,528	208,302
Stock-based compensation			72,712
Other operating expense			2,611

Income from operations			132,979
Total non-operating expense, net			(170,851)

Net loss			$(37,872)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, international growth and expansion, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

Free cash flow is driven primarily by increasing consolidated segment operating income and efficiently managing working capital and capital expenditures. Increases in consolidated segment operating income result from increases in sales through our websites and a focus on keeping costs low. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, increasing selection, expanding product information, improving ease of use, and earning customer trust. Our price reductions take several forms: we reduce the sales prices of products we sell, we recruit third-party sellers to compete with us on product detail pages, and we reduce or eliminate the cost of shipping to the consumer.

We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods. Total shares outstanding plus outstanding stock awards are essentially unchanged as of September 30, 2004 compared to September 30, 2003.

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

Because we are able to turn our inventory quickly, we have a negative operating cycle that is a source of cash flow2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 17 and 19 for the three months ended September 30, 2004 and 2003. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 57 for the three months ended September 30, 2004 and 54 for the three months ended September 30, 2003. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of suppliers, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

We do not believe that our reported net income for the three months and nine months ended September 30, 2004 should be viewed, on its own, as a material positive event or should be considered predictive of future results. The nature and volatility of the operating expenses “Remeasurements and other” and “Stock-based compensation” may create significant variation in operating results from period to period. For example, changes in currency exchange between the Euro and the U.S. Dollar create potentially significant gains or losses on remeasurement of our 6.875% PEACS, which are inherently difficult to predict. Also, due to variable accounting treatment on certain of our stock-based awards, “Stock-based compensation” is affected by increases or decreases in the quoted price of our common stock. In the third quarter of 2004, variable accounting treatment resulted in a credit to our operating results of $6 million due to a decline in the quoted price of our common stock. Comparisons to the prior year quarter and year-to-date periods show improvement in operating income of $16 million and $46 million resulting from the effect of changing stock prices on variable accounting treatment.

In addition, as our financial reporting currency is the U.S. Dollar, our total revenue, profit, and operating and free cash flow have recently benefited significantly from weakness in the U.S. Dollar in comparison to the currencies of our international websites. While we believe that our increasing diversification beyond the U.S. economy through our fast growing international businesses benefits our shareholders, it is important to also evaluate our growth rates after the effect of currency changes. For example, our revenues increased 29% during the three months ended September 30, 2004 in comparison with the prior year, and holding currency exchange constant with the prior year our growth would have been 24%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Quarterly Report on Form 10-Q and Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value. We provide fulfillment-related services in connection with certain of our Merchants@ and Merchant.com programs. In those arrangements, as well as other product sales by third parties, the third-party maintains ownership of the related products.

Internal-Use Software

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

For the three months ended September 30, 2004 and 2003, we capitalized $12 million and $9 million of costs associated with development of internal-use software, which is offset by amortization of previously capitalized amounts of $8 million and $6 million. For the nine months ended September 30, 2004 and 2003, we capitalized $29 million and $21 million, which was offset by amortization of previously capitalized amounts of $22 million and $17 million.

Currency Effect on Intercompany Balances

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. In association with the remeasurement of intercompany balances, we recorded a gain of $7 million for the three months ended September 30, 2004, and a loss of $3 million for the nine months ended September 30, 2004. Repayments among the entities made during the three months and nine months ended September 30, 2004 were $57 million and $192 million.

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

Purchase Accounting

Accounting for acquisitions includes estimates for the fair value and useful lives of assets acquired and fair value of liabilities assumed.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities, which were $1.18 billion at fair value at September 30, 2004 and $1.39 billion at December 31, 2003. Amounts held in foreign currencies were $693 million and $764 million at September 30, 2004 and December 31, 2003. Amounts held in foreign currencies at September 30, 2004 and December 31, 2003 were primarily Euros, British Pounds, and Yen.

During the nine months ended September 30, 2004, we paid $154 million, which includes a redemption premium of $4 million, to redeem a portion of our 4.75% Convertible Subordinated Notes. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow was $420 million for the twelve months ended September 30, 2004 compared to $239 million for the twelve months ended September 30, 2003, an increase of 76%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including world events, seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Cash provided by operating activities was $117 million and $37 million for the three months ended September 30, 2004 and 2003, and cash provided by operating activities was $9 million for the nine months ended September 30, 2004 and cash used in operating activities was $89 million for the nine months ended September 30, 2003. Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During the three months ended September 30, 2004, payments to product merchandise suppliers, which does not include payments to transportation suppliers, totaled $948 million, an increase of $207 million over the same period in the prior year. The increase in payments to product merchandise suppliers corresponds with cost of sales, and our efforts to add product categories, increase selection and availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers, and is also affected by foreign exchange rates.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $85 million and $252 million during the three and nine months ended September 30, 2004. This compares to cash used in investing activities of $60 million and cash provided by investing activities of $143 million during the three and nine months ended September 30, 2003. Our capital expenditures, including internal-use software and website development, were $29 million and $52 million for the three and nine months ended September 30, 2004, and $15 million and $29 million for the three and nine months ended September 30, 2003. We expect capital expenditures to be $85 million or less for 2004 and $150 million or less for 2005. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

On September 7, 2004, we acquired all of the outstanding shares of Joyo.com at a purchase price of $74.2 million, including a cash payment of $72.4 million, the assumption of employee stock options, and transaction-related costs. Cash paid in connection with this acquisition is classified as cash provided by (used in) investing activities on our consolidated statements of cash flows. The operating results of Joyo.com did not have a significant effect on consolidated results in the third quarter of 2004, and are not expected to have a significant effect on consolidated results in the fourth quarter of 2004. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Business Acquisition.”

Cash provided by financing activities was $7 million during the three months ended September 30, 2004, and cash used in financing activities was $114 million during the nine months ended September 30, 2004. This compares to cash provided by financing activities of $38 million during the three months ended September 30, 2003 and cash used in financing activities of $155 million during the nine months ended September 30, 2003. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $8 million and $43 million for the three and nine months ended September 30, 2004, and $41 million and $133 million for the three and nine months ended September 30, 2003. We expect cash proceeds from exercises of stock options to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations, which were $0.6 million and $157 million for the three and nine months ended September 30, 2004, and $3 million and $288 million for the three and nine months ended September 30, 2003.

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

The following summarizes our principal contractual commitments as of September 30, 2004:

	Three Months Ending December 31, 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$330	$128	$1,247	$340	$351	$1,773,483	$1,775,879
Debt interest (1)	—	108,857	108,857	108,857	108,857	142,918	578,346
Capital leases	385	1,178	420	20	—	—	2,003
Operating leases (2)	14,857	57,040	59,876	51,596	49,307	217,483	450,159
Purchase obligations (3)	288,238	—	—	—	—	—	288,238

Total operating and capital commitments	303,810	167,203	170,400	160,813	158,515	2,133,884	3,094,625

Restructuring-related commitments:
Operating leases, net of estimated sublease income (4)	863	6,993	1,999	1,961	1,614	2,952	16,382
Other	3,902	1,201	—	—	—	—	5,103

Total restructuring-related commitments	4,765	8,194	1,999	1,961	1,614	2,952	21,485

Total commitments	$308,575	$175,397	$172,399	$162,774	$160,129	$2,136,836	$3,116,110

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2004, the Euro to U.S. Dollar exchange rate was 1.2436. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under this instrument since issuance in February 2000 has increased by $178 million as of September 30, 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of September 30, 2004, we have remaining obligations under operating leases for equipment and real estate of $450 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $323 million of additional assets and obligations on our balance sheet at September 30, 2004.
(3)	Consists of legally-binding commitments to purchase inventory. Legally-binding commitments associated with non-inventory purchases are not significant.
(4)	Net of an estimated $25 million in sublease rentals. At September 30, 2004, we had signed sublease agreements totaling $13 million.

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

Results of Operations

Segment Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Segment Operating Income:
North America	$57,440	$62,515	$198,870	$168,774
International	37,613	11,138	113,999	39,528

Consolidated	$95,053	$73,653	$312,869	$208,302

Operating Income Growth Rate:
North America	(8)%	137%	18%	73%
International	238	872	188	N/A
Consolidated	29	168	50	167

Segment Operating Margin:
North America	7.0%	8.8%	8.1%	8.0%
International	5.8	2.6	5.9	3.3
Consolidated	6.5	6.5	7.1	6.3

Consolidated segment operating income increased $21 million and $105 million for the three months and nine months ended September 30, 2004 compared to the prior year periods. These increases result from revenue growth (offset partially by lower year-over-year gross margins) and year-over-year reductions in direct segment operating expenses relative to revenue.

North America segment operating income decreased $5 million for the three months ended September 30, 2004 in comparison to the prior year. This decline generally results from a lower gross margin on increased revenues, as well as increases in our operating expenses at a rate higher than our increases in gross profit. North America segment operating income increased $30 million for the nine months ended September 30, 2004 compared to the prior year period. This increase results primarily from growth in revenue while holding gross profit and direct segment operating expenses essentially flat relative to revenues. Increased acceptance of our free shipping offer contributed to increases of $7 million and $10 million in net shipping cost for the three months and nine months ended September 30, 2004 compared with the prior year periods.

International segment operating income increased $26 million and $74 million for the three months and nine months ended September 30, 2004, compared to prior year periods. For the three months ended September 30, 2004, the increase was due to an increase in gross margin and reductions in direct segment operating expenses relative to revenue. For the nine months ended September 30, 2004, the increase was primarily due to reductions in direct segment operating expenses relative to revenue, offset partially by a reduction in gross margin.

See our “Net Sales and Gross Profit,” and “Direct Segment Operating Expenses” sections below for further discussion of these results. See also Item 1 of Part I, “Financial Statements — Note 9 — Segment Information” for a reconciliation of consolidated segment operating income to “Net income.”

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net Sales:
North America
Media	$563,595	$502,271	$1,704,084	$1,518,581
Electronics and other general merchandise	228,626	180,418	678,864	526,002
Other	23,867	26,582	72,113	71,923

Total North America	$816,088	$709,271	$2,455,061	$2,116,506

International
Media	$530,314	$374,989	$1,601,900	$1,096,735
Electronics and other general merchandise	115,615	49,804	321,563	103,756
Other	458	392	1,641	930

Total International	$646,387	$425,185	$1,925,104	$1,201,421

Consolidated
Media	$1,093,909	$877,260	$3,305,984	$2,615,316
Electronics and other general merchandise	344,241	230,222	1,000,427	629,758
Other	24,325	26,974	73,754	72,853

Total consolidated	$1,462,475	$1,134,456	$4,380,165	$3,317,927

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net Sales Growth Rate:
North America
Media	12%	15%	12%	13%
Electronics and other general merchandise	27	35	29	34
Other	(10)	49	0	26
Total North America	15	21	16	18
International
Media	41%	50%	46%	63%
Electronics and other general merchandise	132	259	210	197
Other	17	(31)	76	(41)
Total International	52	61	60	69
Consolidated
Media	25%	28%	26%	30%
Electronics and other general merchandise	50	56	59	48
Other	(10)	46	1	24
Total consolidated	29	33	32	32
Consolidated Net Sales Mix:
Media	75%	77%	75%	79%
Electronics and other general merchandise	24	20	23	19
Other	2	2	2	2

Total consolidated	100%	100%	100%	100%

North America	56%	63%	56%	64%
International	44	37	44	36

Total consolidated	100%	100%	100%	100%

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. Net sales from “Other” consists of non-retail activities, such as our Merchant.com program and miscellaneous marketing and promotional activities.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Gross Profit:
North America	$223,341	$201,121	$668,928	$578,010
International	132,310	84,700	388,603	252,321

Consolidated	$355,651	$285,821	$1,057,531	$830,331

Gross Profit Growth Rate:
North America	11%	30%	16%	16%
International	56	38	54	59
Consolidated	24	32	27	26

Gross Margin:
North America	27.4%	28.4%	27.2%	27.3%
International	20.5	19.9	20.2	21.0
Consolidated	24.3	25.2	24.1	25.0

The increases in gross profit in comparison with the prior year corresponds with increased revenue, offset by our year-round free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product and geographic mix of sales during the year, sales volumes by third-party sellers, changes in vendor pricing and pricing to customers, including competitive pricing decisions, and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective marketing tool and intend to continue offering them indefinitely.

North America segment gross margins decreased slightly during the three months ended September 30, 2004 and were flat for the nine months ended September 30, 2004 compared to the same periods last year. The decline in North America gross margin during the three months ended September 30, 2004 primarily results from changes in product mix and price reductions, including our year-round free shipping offers, offset partially by increased sales volume by third-party sellers.

International segment gross margins increased slightly during the three months ended September 30, 2004 compared to the same period last year. This was primarily the result of increased third-party sales, offset partially by changes in product mix; price reductions; and the degree to which our customers accepted our free shipping offer in the U.K., including the effect of the lower threshold introduced in September 2004.

International segment gross margins decreased during the nine months ended September 30, 2004 compared to the same period last year. This was primarily the result of continuing efforts to reduce prices for customers, including through our free shipping offer in the U.K., offset partially by increased sales by third parties.

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

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Shipping Activity:
Shipping revenue	$86,538	$76,630	$264,256	$234,910
Outbound shipping costs	(127,683)	(103,682)	(382,879)	(315,461)

Net shipping cost	$(41,145)	$(27,052)	$(118,623)	$(80,551)

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping alternatives that resulted in a net cost to us in delivering products. We seek to offset these costs over time through achieving higher sales volumes and better operating efficiencies and by negotiating better terms with our suppliers.

Direct Segment Operating Expenses

Selected operating expense information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Segment Operating Expenses:
North America	$165,901	$138,606	$470,058	$409,236
International	94,697	73,562	274,604	212,793

Consolidated	$260,598	$212,168	$744,662	$622,029

Percent of Net Sales:
North America	20.3%	19.5%	19.1%	19.3%
International	14.7	17.3	14.3	17.7
Consolidated	17.8	18.7	17.0	18.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Consolidated Segment Operating Expenses:
Fulfillment	$135,521	$107,057	$385,943	$318,217
Marketing	34,347	28,943	99,822	82,496
Technology and content	64,823	53,775	178,374	155,998
General and administrative	25,907	22,393	80,523	65,318

Total	$260,598	$212,168	$744,662	$622,029

Percent of Net Sales:
Fulfillment	9.3%	9.4%	8.8%	9.6%
Marketing	2.3	2.6	2.3	2.5
Technology and content	4.4	4.7	4.1	4.7
General and administrative	1.8	2.0	1.8	2.0
Total	17.8	18.7	17.0	18.7
Year-over-year Percentage Change:
Fulfillment	27%	19%	21%	20%
Marketing	19	8	21	(6)
Technology and content	21	2	14	(6)
General and administrative	16	20	23	11
Total	23	12	20	7

Fulfillment: The increase in fulfillment costs in comparison with the prior year relates to variable costs corresponding with sales volume, our mix of product sales, costs associated with credit card fees, and bad debt costs, including costs of our guarantee for certain third party seller transactions. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, since credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and bad debt costs are higher as a percentage of revenue versus our retail sales, our increasing third-party sales result in increasing costs as a percent of net sales. Also, we began operations during the third quarter of 2004 of a new European fulfillment center in Scotland. The center is approximately 300,000 square feet and employs approximately 200 associates and will grow to employ approximately 300 associates over the next calendar year. Cost increases are partially offset by improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per unit resulting from improvements in our operations, and enhancements to our customer self-service features. We expect absolute amounts spent in fulfillment to increase over time.

Marketing: We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, our Syndicated Stores program, portal advertising, e-mail campaigns, sponsored search, and other initiatives. Since our marketing expenses are largely variable, we expect absolute amounts spent in marketing to increase over time. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. While costs associated with free shipping are not included in marketing expense, we view free shipping as an effective worldwide marketing tool, and intend to continue offering it indefinitely.

Technology and Content: Our spending in technology and content has increased as we are adding computer scientists and software engineers to continue to enhance the customer experience on our websites and those websites powered by us, and improve our process efficiency. Additionally, we continue to invest in several areas of technology, including seller platform; A9.com, our wholly-owned subsidiary focused on search technology; web services; and additional development centers. We intend to continue investing in these and other initiatives and expect absolute dollars spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff. A significant majority of these costs are incurred in the United States and most of them are allocated to our North America segment.

General and Administrative: The increase in spending in general and administrative is primarily due to increases in professional fees. We expect absolute dollars spent in general and administrative to increase over time.

Stock-Based Compensation

Stock-based compensation was $9 million and $21 million for the three months ended September 30, 2004 and 2003, and $38 million and $73 million for the nine months ended September 30, 2004 and 2003. In late 2002, we began issuing restricted stock units as our primary form of stock-based compensation. Previously, we primarily issued at-the-money stock options. In certain of our foreign jurisdictions, we continue to grant stock options.

Certain of our stock awards are subject to variable accounting treatment, resulting in expense or contra-expense recognition each period, using the cumulative expense method. In the third quarter of 2004, variable accounting treatment resulted in a credit to our operating results of $6 million due to a decline in the quoted price of our common stock. Comparisons to the prior year quarter and year-to-date periods show improvement in operating income of $16 million and $46 million resulting from the effect of changing stock prices on variable accounting treatment.

At September 30, 2004, we had 27 million stock awards outstanding, including 20 million stock options with a $12.90 weighted average exercise price; 6 million restricted stock units; and 0.5 million shares of restricted stock. Common shares outstanding (which include restricted stock), plus shares underlying stock options and restricted stock units, totaled 434 million and 433 million at September 30, 2004 and 2003. For additional information about our stock-based compensation and awards see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Other Operating Expense (Income)

Included in “Other operating expense (income)” are restructuring-related expenses or credits and amortization of other intangibles. Amortization of other intangibles was $0.3 million and $0.8 million for the three months ended September 30, 2004 and 2003, and $0.5 million and $2.6 million for the nine months ended September 30, 2004 and 2003.

During the first and second quarters of 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have reduced our restructuring-related liability, resulting in a gain of $8 million in the nine months ended September 30, 2004 ($1 million in the first quarter and $7 million in the second quarter). Lease-related payments for this office space, which is approximately $0.6 million per quarter, are expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations. No restructuring-related amounts were recorded during the first three quarters of 2003.

As previously disclosed, we streamlined our organizational structure in France to reduce our operating costs. These efforts were primarily focused on eliminating French office positions in managerial, professional, clerical, and technical roles. The number of employees affected totaled 52 and severance terms were finalized in the third quarter of 2004 and will be paid in the fourth quarter of 2004. The corresponding costs of $4 million were recorded in the third quarter of 2004 and classified in “Other operating expense (income)” on the consolidated statements of operations.

Cash payments resulting from our January 2001 operational restructuring were $2 million and $3 million for the three months ended September 30, 2004 and 2003, and $5 million and $23 million for the nine months ended September 30, 2004 and 2003. Based on currently available information, we estimate the remaining restructuring-related cash outflows will be as follows:

	Leases	Other	Total
	(in thousands)
Three months ending December 31, 2004	$863	$3,902	$4,765
Years ended:
2005	6,993	1,201	8,194
2006	1,999	—	1,999
2007	1,961	—	1,961
2008	1,614	—	1,614
Thereafter	2,952	—	2,952

Total estimated cash outflows (1)	$16,382	$5,103	$21,485

(1)	Cash flows are presented net of an estimated $25 million in sublease rentals. At September 30, 2004, we had signed sublease agreements totaling $13 million.

For additional information about our January 2001 operational restructuring, see Item 1 of Part I, “Financial Statements — Note 6 — Other Operating Expense (Income).”

Income from Operations

Our income from operations was $81 million and $52 million for the three months ended September 30, 2004 and 2003, and $278 million and $133 million for the nine months ended September 30, 2004 and 2003. The improvement in operating results in comparison with the prior year was attributable to increasing revenues and leveraging our direct cost structure relative to sales growth. Additionally, operating income improved from year-over-year reductions of $16 million and $46 million in stock-based compensation expense associated with variable accounting.

Net Interest Expense

We generally invest our excess cash in A-rated or higher short-to-intermediate-term fixed income securities and money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them. The primary components of our interest expense relate to our debt instruments. The decline in interest expense compared to the same periods a year ago resulted from principal redemptions of long-term debt. At September 30, 2004, our total long-term indebtedness was $1.78 billion compared to $2.08 billion a year ago. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Gains (losses) on sales of marketable securities, net	$(220)	$141	$790	$9,393
Foreign-currency transaction losses, net	(685)	(1,021)	(1,990)	(1,189)
Foreign, state, and other income taxes	(2,692)	1,360	(6,086)	(1,338)
Other miscellaneous gains, net	665	(228)	1,519	(70)

Total other income (expense), net	$(2,932)	$252	$(5,767)	$6,796

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$(16,767)	$(12,213)	$11,627	$(74,993)
Currency-related gains on sales of Euro-denominated investments, net	4,100	—	9,469	5,827
Loss on redemption of long-term debt	—	—	(5,672)	(15,176)
Loss on termination of Euro Currency Swap (2)	—	—	—	(5,880)
Foreign-currency effect on intercompany balances (3)	7,087	—	(3,328)	—
Other-than-temporary impairments and other (4)	139	1,071	19,125	(3,370)

Total remeasurements and other	$(5,441)	$(11,142)	$31,221	$(93,592)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	During the second quarter of 2003, we terminated our Euro Currency Swap and, although neither party made cash payments to terminate, we recorded a non-cash loss of $6 million to “Remeasurements and Other” representing the remaining basis in our swap asset.
(3)	Represents the gain or loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1 — Accounting Policies.”
(4)	Included in the nine months ended September 30, 2004 is a gain of $14 million associated with the sale of one of our equity investments and a gain of $6 million relating to the settlement of a contractual dispute. Included in the nine months ended September 30, 2003 is equity in losses of equity-method investees of less than $1 million. There were no losses from equity method investees in the nine months ended September 30, 2004.

Income Taxes

We have provided for current and deferred U.S. federal, state, and foreign income taxes for all periods presented. Current and deferred income taxes were provided with respect to jurisdictions where certain of our subsidiaries produce taxable income. As of September 30, 2004, we have recorded a net deferred tax asset of $6 million, classified in “Other assets,” which consists of certain state jurisdiction net operating loss carryforwards. We have provided a valuation allowance for the remainder of our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

At September 30, 2004, we have net operating loss carryforwards (“NOLs”) of $2.8 billion, primarily related to U.S. federal taxes. Utilization of NOLs, which begin to expire at various times starting in 2010, may be subject to certain limitations. Approximately $1 billion of our NOLs are attributable to continuing operations and the related tax benefits, if realized, will be credited to results of operations for both financial reporting and tax reporting purposes. The remaining portion of approximately $1.8 billion relates to tax deductible stock-based compensation in excess of amounts recognized for financial reporting purposes and the related tax benefits, if realized, will be credited to stockholders’ equity rather than to results of operations for financial reporting purposes.

Additionally, we have approximately $228 million of capital loss carryforwards that begin to expire in 2005.

Net Income (Loss)

Although we reported net income for the three months and nine months ended September 30, 2004, we believe that this positive net income result should not be viewed, on its own, as a material positive event and is not necessarily predictive of future results for a variety of reasons. For example, we are unable to forecast the effect on our future reported results of certain items, including the effect that fluctuations in foreign currency rates will have on the remeasurement of our 6.875% PEACS and intercompany balances. The remeasurement of our 6.875% PEACS resulted in significant gains and charges in past periods and may result in significant charges or gains in future periods. Additionally, we are unable to forecast the effect of stock-based compensation, which is based in part by the quoted price of our common stock in accordance with variable accounting treatment. In the third quarter of 2004, variable accounting treatment resulted in a credit to our operating results of $6 million due to a decline in the quoted price of our common stock. Comparisons to the prior year quarter and year-to-date periods show improvement in operating income of $16 million and $46 million resulting from the effect of changing stock prices on variable accounting treatment. Variable accounting has resulted in significant expense and contra-expense in past periods and will continue to be unpredictable going forward.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Exchange-rate effect on (1):
Net sales	$56,746	$29,140	$190,856	$134,785
Gross profit	11,662	5,941	38,514	29,184
Operating expenses	(7,309)	(4,653)	(23,469)	(21,099)
Operating income	4,353	1,288	15,045	8,085
Net interest expense and other	(1,306)	(2,314)	(4,137)	(5,601)
Remeasurements and other (2)	(5,580)	(12,213)	17,768	(69,166)
Net income (loss)	(2,533)	(13,239)	28,676	(66,682)
Diluted earnings (loss) per share	$(0.01)	$(0.03)	$0.07	$(0.17)

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

Non-GAAP Financial Measures

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. We believe that certain of our financial measures that meet the definition of a non-GAAP financial measure are important supplemental information to investors. We provide: “consolidated segment operating income,” “pro forma net income,” “pro forma net earnings per share,” and “free cash flow.”

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

Consolidated Segment Operating Income

We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes:

•	Stock-based compensation;

•	Other operating expense (income); and

•	Impairments of goodwill (if any)

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

Our management believes that consolidated segment operating income (loss) is useful and meaningful to investors because consolidated segment operating income (loss), together with pro forma net income (loss), and ratios based on them, are the primary measures of profitability that we use to manage and evaluate our business operations and overall financial performance. Our management evaluates consolidated segment operating income (loss) because it excludes certain cash and non-cash items that are either beyond our immediate control or that we believe are not characteristic of our underlying business operations for the period in which they are recorded, or both.

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

Other Operating Expense (Income)

We exclude other operating expense (income), including amortization of other intangibles and restructuring-related and other, which are cash and non-cash items for the following reasons:

•	Amortization of other intangibles is excluded from our internal operating plans and measurement of financial performance;

•	Amortization of other intangibles is a non-cash charge to current operations;

•	Amortization of other intangibles has diminished and is currently immaterial; and

•	Since we have not regularly had restructuring-related charges, the exclusion of such charges from prior periods provides better comparability of our results of operations as viewed by management.

Impairment of Goodwill

If, in the future, we incur impairment losses on our goodwill, such charges would be excluded from consolidated segment operating income since they would be non-cash, and not in the immediate control of management. We have elected to perform our annual analysis during the fourth quarter of each year. No indicators of impairment were identified during the nine months ended September 30,2004.

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

•	Remeasurements and other; and

•	Cumulative effect of change in accounting principle (if any).

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

During certain of our reporting periods our reported net income was greater than our pro forma net income.

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

Limitations of Free Cash Flow

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash payments for business acquisitions such as our third quarter 2004 acquisition of Joyo.com (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies”). Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

Reconciliation Tables

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the three months ended September 30, 2004 and 2003 (in thousands, expect per share data).

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	As Reported (1)	Adjustments	Pro Forma	As Reported (1)	Adjustments	Pro Forma
Net sales	$1,462,475	$—	$1,462,475	$1,134,456	$—	$1,134,456
Cost of sales	1,106,824	—	1,106,824	848,635	—	848,635

Gross profit	355,651	—	355,651	285,821	—	285,821
Operating expenses:
Fulfillment	135,521	—	135,521	107,057	—	107,057
Marketing	34,347	—	34,347	28,943	—	28,943
Technology and content	64,823	—	64,823	53,775	—	53,775
General and administrative	25,907	—	25,907	22,393	—	22,393
Stock-based compensation	9,274	(9,274)	—	20,936	(20,936)	—
Other operating expense	4,505	(4,505)	—	786	(786)	—

Total operating expenses	274,377	(13,779)	260,598	233,890	(21,722)	212,168

Income from operations	81,274	13,779	95,053 (2)	51,931	21,722	73,653 (2)
Interest income	7,553	—	7,553	4,324	—	4,324
Interest expense	(26,307)	—	(26,307)	(29,802)	—	(29,802)
Other income (expense), net	(2,932)	—	(2,932)	252	—	252
Remeasurements and other	(5,441)	5,441	—	(11,142)	11,142	—

Total non-operating expense, net	(27,127)	5,441	(21,686)	(36,368)	11,142	(25,226)

Net income	$54,147	$19,220	$73,367	$15,563	$32,864	$48,427

Basic earnings per share	$0.13	$0.05	$0.18	$0.04	$0.08	$0.12

Diluted earnings per share	$0.13	$0.04	$0.17	$0.04	$0.07	$0.11

Weighted average shares used in computation of earnings per share:
Basic	406,647		406,647	397,912		397,912

Diluted	424,777		424,777	422,802		422,802

Net cash provided by operating activities			$116,645			$36,817
Purchases of fixed assets, including internal-use software and website development			(28,722)			(15,192)

Free cash flow			$87,923			$21,625

Net cash used in investing activities			$(85,481)			$(60,012)

Net cash provided by financing activities			$7,177			$37,798

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

The following is a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the nine months ended September 30, 2004 and 2003 (in thousands, expect per share data).

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	As Reported (1)	Adjustments	Pro Forma	As Reported (1)	Adjustments	Pro Forma
Net sales	$4,380,165	$—	$4,380,165	$3,317,927	$—	$3,317,927
Cost of sales	3,322,634	—	3,322,634	2,487,596	—	2,487,596

Gross profit	1,057,531	—	1,057,531	830,331	—	830,331
Operating expenses:
Fulfillment	385,943	—	385,943	318,217	—	318,217
Marketing	99,822	—	99,822	82,496	—	82,496
Technology and content	178,374	—	178,374	155,998	—	155,998
General and administrative	80,523	—	80,523	65,318	—	65,318
Stock-based compensation	38,073	(38,073)	—	72,712	(72,712)	—
Other operating expense (income)	(3,187)	3,187	—	2,611	(2,611)	—

Total operating expenses	779,548	(34,886)	744,662	697,352	(75,323)	622,029

Income from operations	277,983	34,886	312,869 (2)	132,979	75,323	208,302 (2)
Interest income	18,419	—	18,419	16,625	—	16,625
Interest expense	(80,093)	—	(80,093)	(100,680)	—	(100,680)
Other income (expense), net	(5,767)	—	(5,767)	6,796	—	6,796
Remeasurements and other	31,221	(31,221)	—	(93,592)	93,592	—

Total non-operating expense, net	(36,220)	(31,221)	(67,441)	(170,851)	93,592	(77,259)

Net income (loss)	$241,763	$3,665	$245,428	$(37,872)	$168,915	$131,043

Basic earnings (loss) per share	$0.60	$0.01	$0.61	$(0.10)	$0.43	$0.33

Diluted earnings (loss) per share	$0.57	$0.01	$0.58	$(0.10)	$0.41	$0.31

Weighted average shares used in computation of earnings (loss) per share:
Basic	405,153		405,153	393,477		393,477

Diluted	423,924		423,924	393,477		418,359

Net cash provided by (used in) operating activities			$8,993			$(88,941)
Purchases of fixed assets, including internal-use software and website development			(52,378)			(28,727)

Free cash flow			$(43,385)			$(117,668)

Net cash provided by (used in) investing activities			$(252,194)			$143,162

Net cash used in financing activities			$(114,224)			$(154,744)

(1)	In accordance with accounting principles generally accepted in the United States.
(2)	Consolidated segment operating income.

The following is a reconciliation of our non-GAAP financial measure of free cash flow to the most comparable GAAP measure for the twelve months ended September 30, 2004 and 2003 (in thousands):

	Twelve Months Ended
	September 30, 2004	September 30, 2003
Net cash provided by operating activities	$489,956	$283,638
Purchases of fixed assets, including internal-use software and website development	(69,614)	(44,243)

Free cash flow	$420,342	$239,395

Net cash provided by (used in) investing activities	$(158,705)	$106,883

Net cash used in financing activities	$(291,466)	$(92,042)

Guidance

Consistent with our October 21, 2004 earnings release furnished on Form 8-K and as of the date of this filing, our fourth quarter and full year 2004 guidance and full year 2005 expectations are as follows:

Fourth Quarter 2004 Guidance

•	Net sales are expected to be between $2.295 billion and $2.545 billion, or grow between 18% and 31%, compared with fourth quarter 2003.

•	Consolidated segment operating income is expected to be between $162 million and $222 million, or grow between 6% and 45%, compared with fourth quarter 2003.

•	Operating income is expected to be between $137 million and $197 million, assuming, among other things, that the Company does not record any further revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on December 31, 2004, is identical to the closing price of $40.86 on September 30, 2004.

Full Year 2004 Guidance

•	Net sales are expected to be between $6.675 billion and $6.925 billion, or grow between 27% and 32%, compared with 2003.

•	Consolidated segment operating income is expected to be between $475 million and $535 million, or grow between 31% and 48%, compared with 2003.

•	Operating income is expected to be between $415 million and $475 million, assuming, among other things, that the Company does not record any further revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on December 31, 2004, is identical to the closing price of $40.86 on September 30, 2004.

Full Year 2005 Expectations

•	Net sales are expected to be between $7.40 billion and $8.15 billion.

•	Consolidated segment operating income is expected to be between $500 million and $625 million.

•	Operating income is expected to be between $400 million and $525 million, excluding any impact from SFAS No. 123R, and assuming, among other things, that the Company does not record any further revisions to its restructuring-related estimates and that the closing price of Amazon.com common stock on December 31, 2005, is identical to the closing price of $40.86 on September 30, 2004.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of September 30, 2004, we had an accumulated deficit of $2.73 billion and our stockholders’ deficit was $721 million. We have incurred substantial operating losses since our inception, and although we earned net income in the three and nine months ended September 30, 2004, we may incur losses again in the future.

We Have Significant Indebtedness

As of September 30, 2004, we had long-term indebtedness of $1.78 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments in the three months ended March 31, 2004, we may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our Growth Will Place a Significant Strain on our Management, Operational and Financial Resources

We are rapidly and significantly expanding our operations both domestically and internationally and will continue to expand further to pursue growth of our product and service offerings and customer base. Such growth increases the complexity of our business and places a significant strain on our management, operations, and financial resources, and there can be no assurance that we will be able to manage it effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth.

In addition, we do not expect to benefit in our newer market segments, whether products, services or new geographic areas, from the first-to-market advantage that we experienced in the U.S. online book channel. Our gross profits in our newer business activities may be lower than in our older business activities. In addition, we may have limited or no experience in new product and service activities and new geographic areas, and our customers may not favorably receive our new businesses. Our newer market segments may present special technology challenges that we have not faced before. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities or geographic expansion, the agreements, acquisitions and/or alliances may not be successful.

If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

Due to our limited operating history, our evolving business model, and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. Our expenses and investments are to a large extent fixed, and we may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from most of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment capability, operating our fulfillment network becomes more challenging and there can be no assurance that we will be able to operate our network effectively. Finally, our ability to receive inbound inventory efficiently or ship completed orders to customers may be negatively affected by a number of factors, including dependence on a limited number of shipping companies, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God.

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

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from most of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

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

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of our commercial agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results. As an example, we are currently in litigation with Toysrus.com over our commercial agreement, and Toyrus.com’s parent, Toysrus, Inc., has experienced financial difficulties and announced that it may sell its toy business. In the event of the early termination of our commercial agreement with Toysrus.com, we would attempt to replace the product selection currently provided by Toysrus.com with owned inventory and offerings from other parties, but our revenues and gross margins could be negatively impacted.

Our present and future third-party services agreements, other commercial agreements, strategic alliances create additional risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	impairment of other relationships;

•	variability in revenue and income from entering into, amending, or terminating such agreements or relationships; and

•	difficulty integrating under the commercial agreements.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, including our acquisition of Joyo.com in September 2004, and we may acquire or invest in (such as through joint ventures or other business combinations) additional companies. Acquisitions and investments create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	declining employee morale and problems retaining key technical and managerial personnel, resulting from, among other factors, changes in compensation, responsibilities, reporting relationships, future prospects, and the direction of the business;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of relationships with customers and other parties of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	the difficulty of integrating a new company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition or investment had lacked such controls, procedures and policies;

•	potential unknown liabilities associated with the company we acquired or in which we invested; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

Finally, as a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

Our Recent Acquisition of Joyo.com Creates Risks and Uncertainties Relating to the Laws of the PRC

In September, 2004, we acquired Joyo.com, a company organized under the laws of the British Virgin Islands. Joyo.com operates www.joyo.com and www.joyo.com.cn in the PRC in cooperation with a PRC subsidiary and PRC affiliates and is subject to many of the risks described in “Our Business Could Suffer if We are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments” and “We May Not Be Successful in Our Efforts to Expand into International Market Segments.” In addition, the PRC regulates

Joyo.com’s business through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, Joyo.com’s business is operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo.com’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo.com or its subsidiary or affiliates were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo.com were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. Furthermore, we hold cash equivalents and/or marketable securities in Euros, British Pounds, Yen, Canadian Dollars and Chinese Yuan. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of September 30, 2004, our recorded basis in equity securities was $20 million, including $8 million classified as “Marketable securities” and $12 million classified as “Other assets.”

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

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs) and restrictions on the level of foreign ownership;

•

restrictions on sales of certain products or services and uncertainty regarding our liability for the products or services we offer and content provided by us or our users, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the distribution of media products and enforcement of intellectual property rights;

•	import, export or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	difficulty in obtaining distribution and support;

•	nationalization or restrictions on foreign ownership;

•	longer receivable cycles;

•	consumer and data protection laws and restrictions on pricing or discounts;

•	lower level of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower level of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing a number of unique foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans;

•	tax and other laws of the U.S. and other jurisdictions; and

•	geopolitical events, including war and terrorism.

As the international e-commerce channel continues to grow, competition will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition. In addition, governments in foreign jurisdictions may regulate e-commerce or other online services in such areas as licenses, content, privacy, network security, copyright, encryption, taxation, or distribution. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth in international market segments.

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

We May Be Subject to Liability for Past Sales and Our Future Sales May Decrease

In accordance with current industry practice, we do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington, North Dakota, and Kansas. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. We collect Value Added Tax, or VAT, for products subject to VAT that are ordered on www.amazon.co.uk, www.amazon.de, and www.amazon.fr and delivered in European Union, or EU, member countries. We also collect VAT with respect to certain of our “electronically supplied services,” including digital downloads and marketplace services, provided to certain EU residents. We also collect Japanese consumption tax for products that are ordered on www.amazon.co.jp and delivered in Japan. In addition, Canadian consumption taxes are collected on sales of products that are ordered on www.amazon.ca and delivered in Canada. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our distributors, manufacturers, and third party sellers do not indemnify us from product liability.

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

The Internet as a Medium for Commerce Is Subject to Uncertainty

Consumer use of the Internet as a medium for commerce is subject to uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our sales would be lower than expected and our business could be harmed.

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

At September 30, 2004, we had long-term debt of $1.78 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS was $859 million and $870 million at September 30, 2004 and December 31, 2003, and the fair value of the 4.75% Convertible Subordinated Notes was $897 million (outstanding principal of $900 million) and $1.06 billion (outstanding principal of $1.05 billion) at September 30, 2004 and December 31, 2003.

Foreign Exchange Risk

During the three months ended September 30, 2004, net sales from our International segment (consisting of, www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www. joyo.com) accounted for

44% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca, are denominated in the functional currencies of the corresponding websites and include Euros, British Pounds, Yen, Canadian Dollars, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. As a result of fluctuations in foreign exchange rates during the three months ended September 30, 2004, International segment revenues improved $56 million and our operating results improved $4 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2004 of $693 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $35 million, $69 million, and $139 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance of 690 million Euros ($858 million, based on the exchange rate as of September 30, 2004). Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in losses of approximately $43 million, $86 million, and $172 million, recorded to “Remeasurements and other.” We are not hedged on interest payments under our 6.875% PEACS. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2004, we would incur $3 million, $6 million, and $12 million additional annual interest expense due solely to fluctuations in foreign exchange.

Investment Risk

As of September 30, 2004, our recorded basis in equity securities was $20 million, including $8 million classified as “Marketable securities,” and $12 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2004 of $58 million (recorded basis of $14 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $9 million, $17 million, and $29 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Dated: October 21, 2004

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