Form 10-K
period 2004-12-31
AMAZON COM INC
filed 2005-03-11
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004	$16,322,056,755
Number of shares of common stock outstanding as of March 1, 2005	410,569,970

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

AMAZON.COM, INC.

PART I

Item 1.    Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

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

General

Amazon.com, Inc., a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995 and today offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company, where customers can find and discover anything they might want to buy online, and endeavor to offer customers the lowest possible prices.

Amazon.com and its affiliates operate seven retail websites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, www.amazon.ca, and www.joyo.com. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com. In addition, we operate www.a9.com and www.alexa.com that enable search and navigation, and www.imdb.com, a comprehensive movie database. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information.”

Business Strategy

Our business strategy is to relentlessly focus on customer experience by offering our customers low prices, convenience, and a wide selection of merchandise.

Price

We endeavor to offer our customers the lowest prices possible through low everyday product pricing and free shipping offers. We also strive to improve our operating efficiencies so that we can pass along the associated savings to our customers in the form of lower prices. We enable third-party sellers to offer products on our sites, in many instances alongside our product selection, and set their own retail prices.

Convenience

Our software engineers, computer scientists, and management team focus on continuous innovation to provide further convenience for our customers. We work to earn repeat purchases by providing easy-to-use functionality, fast and reliable fulfillment, timely customer service, feature rich content, and a trusted transaction environment. Key features of our websites include editorial and customer reviews; manufacturer product information; Web pages tailored to individual preferences, such as recommendations and notifications; 1-Click® technology; secure payment systems; image uploads; searching on our websites as well as the Internet; browsing; and the ability to view selected interior pages and citations, and search the entire contents of many of the books we offer with our “Look Inside the Book” and “Search Inside the Book” features. Our community of online customers also creates feature-rich content, including product reviews, online recommendation lists, wish lists, buying guides, and wedding and baby registries.

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

We fulfill customer orders in a number of ways, including through our U.S. and international fulfillment centers and warehouses; through fulfillment centers operated under co-sourcing arrangements, including our fulfillment center supporting www.amazon.co.jp; through outsourced fulfillment providers, including our fulfillment provider supporting www.amazon.ca; and through other third-party fulfillment arrangements. We operate customer service centers globally, which are supplemented by several co-sourcing customer service arrangements with third parties. See Item 2 of Part I, “Properties,” for additional information about fulfillment centers and customer service locations.

Selection

To provide the widest possible selection for our customers worldwide, we have designed our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories such as:

• Apparel, shoes, and accessories	• Home, garden, and outdoor living products

• Baby care products	• Jewelry and watches

• Books	• Kitchenware and housewares

• Beauty	• Magazine subscriptions

• Camera and photography	• Music and musical instruments

• Cell phones and service	• Office products

• Computers and computer add-ons	• Software

• Consumer electronics	• Sports and outdoors

• DVD’s, including rentals, and videos	• Tools and hardware

• Gourmet food	• Toys and video games

• Health and personal care

Amazon.com Retail

We source and sell a broad range of products to our customers worldwide across dozens of product categories. Additionally, through our Syndicated Stores program, we utilize our e-commerce services, features, and technologies to sell our products through other businesses’ websites, such as www.borders.com.

Third-Party Sellers

Through Amazon Services, we offer Amazon Marketplace and Merchants@ programs that enable third parties to sell their products on our websites, allow customers to shop for products owned by third parties using our features and technologies, and allow individuals to complete transactions that include multiple sellers in a single checkout process. We are not the seller of record in these third-party seller transactions, but instead earn fixed fees, sales commissions, per-unit activity fees, or some combination thereof.

Amazon Marketplace generally serves individuals and small businesses, enabling them to offer their products for sale on our websites alongside our products and products made available by other third-party sellers. Our Merchants@ program generally serves larger, branded businesses and is primarily focused on expanding the selection of new products available on our websites. We also sometimes offer fulfillment-related services under our Merchants@ program.

Other Services

Through Amazon Services Merchant.com program we utilize our e-commerce services, features, and technologies to operate another business’ website, sell its products under its brand name and website address, and sometimes offer fulfillment services (an example is www.target.com). We also provide marketing and promotional services, such as sponsored search, and have a co-branded credit card agreement.

Marketing and Promotion

Our marketing strategy is designed to increase customer traffic to our websites, drive awareness of our products and services, promote repeat purchases, develop incremental product and service revenue opportunities, and strengthen and broaden the Amazon.com brand name. We believe our most effective marketing efforts result from our focus on continuously improving the customer experience, which drives word-of-mouth promotion and repeat customer visits. We also deliver personalized Web pages and services and employ a variety of media, business development activities, and promotional methods. We employ various means of advertising, which consist primarily of online advertising, including through our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. We also participate in cooperative advertising arrangements with certain of our vendors and other third parties. Our Associates program directs customers to our websites by enabling independent websites to make millions of products available to their audiences with fulfillment performed by us or third parties. We pay commissions to hundreds of thousands of participants in our Associates program when their customer referrals result in product sales.

In addition, we offer everyday free shipping options worldwide and recently announced Amazon.com Prime in the U.S., our first membership program in which members receive free two-day shipping and discounted overnight shipping. Although marketing expenses do not include the costs of our free shipping or promotional offers, we view such offers as effective marketing tools.

Technology

Using primarily our own proprietary technologies, as well as technology licensed from third parties, we have implemented numerous features and functionality that simplify and improve the customer shopping experience, enable third parties to sell on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on continuous innovation by creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate. We continually invest in several areas of technology, including our seller platform; A9.com, our wholly-owned subsidiary focused on search technology on www.A9.com and other Amazon sites; web services; and digital initiatives.

We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing and assigning inventory to customer orders, and ensuring proper shipment of products to customers. Our transaction-processing systems handle millions of items, a number of different status inquiries, multiple shipping addresses, gift-wrapping requests, and multiple shipment methods. These systems allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing, and charging customer credit cards.

Competition

The environment for our products and services is intensely competitive. Our current and potential competitors include: (1) physical-world retailers, catalog retailers, publishers, vendors, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing; (2) other online e-commerce sites; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including website development; third-party fulfillment and customer-service. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall experience and trust in transactions with us and facilitated by us on behalf of third-party sellers. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools, our ability to generate sales for third parties we serve, and the speed of performance for our services. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Employees

We employed approximately 9,000 full-time and part-time employees at December 31, 2004. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Available Information

Our investor relations website is www.amazon.com/ir. We make available on this website under “Financial Documents,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of December 31, 2004, we had an accumulated deficit of $2.39 billion and our stockholders’ deficit was $227 million. We have incurred substantial operating losses since our inception, and although we earned net income for the years ended December 31, 2003 and 2004, we may incur losses again in the future.

We Have Significant Indebtedness

As of December 31, 2004, we had long-term indebtedness of $1.86 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments over the last two years, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. In addition, we may not be able to refinance our indebtedness on terms acceptable to us, or at all.

See Item 1 of Part I, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt and Other.”

We Face Intense Competition

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development, fulfillment, and marketing than we do.

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

Our Expansion Will Place a Significant Strain on our Management, Operational and Financial Resources

We are rapidly and significantly expanding our operations both domestically and internationally and will continue to expand further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions, and there can be no assurance that we will be able to manage it effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

Our Expansion into New Product Areas and Geographic Regions Subjects Us to Business and Competitive Risks

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

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our commercial agreements and strategic alliances;

•	foreign exchange rate fluctuations, particularly as international sales become an increasingly larger contributor to our revenues;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our current or future competitors of websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of upgrades and developments in our systems and infrastructure;

•	the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;

•	the effects of acquisitions, and other business combinations and our ability to successfully integrate them into our business;

•	the success of our geographic and product line expansions;

•	technical difficulties, system downtime, or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers which reduce our gross or operating profits;

•	the extent we invest in technology and content, fulfillment, marketing and other expense categories;

•	the extent to which we provide for and pay taxes; and

•	an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, and commodities like paper and packing supplies, all of which are used in our operating facilities.

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

We May Not Be Successful in Our Efforts to Expand into International Market Segments

Our international activities have become increasingly significant to our revenues and profits and we plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing, and distributing products or services for these market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally and develop localized websites, stores, and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs) and restrictions on the level of foreign ownership;

•	restrictions on sales of certain products or services and uncertainty regarding our liability for the products or services we offer and content provided by us or our users, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the distribution of media products and enforcement of intellectual property rights;

•	import, export or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	difficulty in obtaining distribution and support;

•	nationalization or restrictions on foreign ownership;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	consumer and data protection laws and restrictions on pricing or discounts;

•	lower levels of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower levels of consumer spending on a per capita basis and fewer opportunities for growth in certain foreign market segments compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing a number of unique foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans;

•	tax and other laws of the U.S. and other jurisdictions; and

•	geopolitical events, including war and terrorism.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from several of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, operating our fulfillment network becomes more challenging and there can be no assurance that we will be able to operate our network effectively.

We rely on a limited number of shipping companies to deliver inventory to our fulfillment centers and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

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

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from several of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand. Finally, we, along with our customer service co-sourcers, may be unable to adequately staff customer service centers.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance should decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future, including as part of our Merchants@, Syndicated Stores, and Merchant.com initiatives. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of sales that the other company makes. Therefore, if the other business’s website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of our commercial agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results. As an example, we are currently in litigation with Toysrus.com over our commercial agreement, and Toyrus.com’s parent, Toysrus, Inc., has experienced financial difficulties and announced that it may sell its toy business. In the event of the early termination of our commercial agreement with Toysrus.com, we would attempt to replace the product selection currently provided by Toysrus.com with owned inventory and offerings from other parties, but our operating results could be negatively impacted.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, including our acquisition of Joyo.com in September 2004, and we may acquire or invest in (such as through joint ventures or other business combinations) additional companies. Acquisitions and investments create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	declining employee morale and problems retaining key technical and managerial personnel, resulting from, among other factors, changes in compensation, responsibilities, reporting relationships, future prospects, and the direction of the business;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of relationships with customers and other parties of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition or investment had lacked such controls, procedures and policies;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

Finally, as a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

Our Recent Acquisition of Joyo.com Creates Risks and Uncertainties Relating to the Laws of the People’s Republic of China

In September, 2004, we acquired Joyo.com, a company organized under the laws of the British Virgin Islands. Joyo.com operates www.joyo.com and www.joyo.com.cn in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates and is subject to many of the risks described in “Our Business Could Suffer if We are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments” and “We May Not Be Successful in Our Efforts to Expand into International Market Segments.” In addition, the PRC regulates Joyo.com’s business through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, Joyo.com’s business is operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo.com’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo.com or its subsidiary or affiliates were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo.com were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rates fluctuations has become more pronounced. Net sales from our international segment represented 44% of our total net sales in 2004, compared to 38% in 2003 and 30% in 2002. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Effect of Exchange Rates” for a table demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar.

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. As a result, increases in the Euro relative to the U.S. Dollar increase the U.S. dollar amount we owe as interest and principal. Furthermore, we hold cash equivalents and/or marketable securities in Euros, British Pounds, Yen, Canadian Dollars and Chinese Yuan. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. We may in the future enter into further amendments of our commercial agreements. Although these amendments did not affect the amount of unearned revenue previously recorded by us (if any), the timing of revenue recognition of these recorded unearned amounts was changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of December 31, 2004, our recorded basis in equity securities was $27 million, including $12 million classified as “Marketable securities” and $15 million classified as “Other assets.”

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

We Face Significant Inventory Risk

We are exposed to significant inventory risks as a result of seasonality, new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. A failure to optimize inventory within our fulfillment network will increase our net shipping cost by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery.

As a result of our third-party services relationships with Toysrus.com, Babiesrus.com, Target, and other companies, these parties identify, buy, and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize or maintain access to inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and, as an e-commerce company, we have a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	quarterly variations in operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in Internet regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.

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

Taxation Risks Could Subject Us to Liability for Past Sales and Cause Our Future Sales to Decrease

We do not collect sales taxes or other taxes with respect to shipments of most of our goods into states other than Washington, North Dakota, and Kansas. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. We collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold by us that are ordered on our international sites. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

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

Our Vendor Relationships Subject Us to a Number of Risks

Although we continue to increase the number of vendors that supply products to us and no vendor accounts for 10% or more of our inventory purchases, we have significant vendors that are important to our sourcing. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

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

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. Under Merchants@, Marketplace and certain other of our programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations and as our third party sales grow, the cost of this program will increase and could negatively affect our operating results. Any costs we incur as a result of liability because of our A2Z Guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable. Finally, we may be unable to prevent sellers in our Merchants@, Marketplace, Merchant.com, and certain other programs from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

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

The Internet as a Medium for Commerce Is Subject to Uncertainty

Consumer use of the Internet as a medium for commerce is subject to uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In addition, activity that diminishes the experience for Internet users, such as spyware, spoof emails, viruses and spam directed at Internet users, as well as viruses and “denial of service” attacks directed at Internet companies and service providers, may discourage people from using the Internet, including for commerce. Furthermore, newer users of the Internet could be less active e-commerce customers compared to our earlier customers. If use of the Internet as a medium for commerce grows at a slower rate than we anticipate, our sales would be lower than expected and our business could be harmed.

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of March 1, 2005:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	41	President, Chief Executive Officer, and Chairman of the Board
Richard L. Dalzell	47	Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer
Jeffrey Holden	36	Senior Vice President, Discovery
Jason Kilar	33	Senior Vice President, Worldwide Application Software
Mark S. Peek	47	Vice President, Chief Accounting Officer
Diego Piacentini	44	Senior Vice President, Worldwide Retail and Marketing
Kal Raman	36	Senior Vice President, Worldwide Hardlines Retail
Mark V. Stabingas	42	Senior Vice President, Worldwide Business Development and Services Sales
Thomas J. Szkutak	44	Senior Vice President and Chief Financial Officer
Jeffrey A. Wilke	38	Senior Vice President, Worldwide Operations
L. Michelle Wilson	42	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President from founding until June 1999 and again from October 2000 to the present.

Richard L. Dalzell.    Mr. Dalzell has served as Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer since November 2001. From October 2000 until November 2001, Mr. Dalzell was Senior Vice President and Chief Information Officer and, from August 1997 until October 2000, he was Vice President and Chief Information Officer. Prior to joining Amazon.com, Mr. Dalzell was Vice President of Information Systems at Wal-Mart Stores, Inc.

Jeffrey Holden.     Mr. Holden has served as Senior Vice President, Discovery, since March 2005. He served as Senior Vice President, Consumer Applications, from April 2004 until March 2005, as Vice President, Consumer Applications, from April 2002 to April 2004, and as Director, Automated Merchandising and Discovery from February 2000 to April 2002. Mr. Holden joined Amazon.com in May 1997 as Director, Supply Chain Systems.

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

Kal Raman.    Mr. Raman has served as Senior Vice President of Worldwide Hardlines Retail since September 2004. Previously, Mr. Raman held a variety of positions at drugstore.com, including President and CEO from April 2001 to June 2004, Senior Vice President and Chief Operating Officer from November 1999 to April 2001, Senior Vice President, Operations and Technology and chief Operating Officer from May 1999 to November 1999, Vice President, Technology and Operations and Chief Information Officer from March 1999 to May 1999, and Vice President, Technology and Chief Information Officer from August 1998 to March 1999.

Mark V. Stabingas.    Mark Stabingas has served as Senior Vice President, Worldwide Business Development and Services Sales since April 2004. Mr. Stabingas served as Vice President for Worldwide Business Development and Services Sales from June 2002 to April 2004, Vice President of Business Development Finance from November 2001 to June 2002, Vice President, U.S. Stores Finance from February 2001 to November 2001, and Vice President for Financial Planning and Analysis from October 2000 to February 2001. Previously, he held a variety of positions at PepsiCo, Inc. including Vice President, Corporate Strategy and Development.

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since November 2002. Previously, Mr. Szkutak held a variety of positions at General Electric Co., including Chief Financial Officer of GE Lighting from September 2001 to September 2002, and Finance Director of GE Plastics Europe from March 1999 to September 2001.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, Worldwide Operations since January 2002. From October 2000 until January 2002, Mr. Wilke was Senior Vice President, Operations, and prior to that he had been Vice President and General Manager, Operations, since joining Amazon.com in September 1999. Previously, Mr. Wilke held a variety of positions at AlliedSignal, including Vice President and General Manager of the Pharmaceutical Fine Chemicals unit from March 1999 to September 1999 and General Manager of the Carbon Materials and Technologies unit from August 1997 to February 1999.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since June 2003. She served as Senior Vice President, Human Resources, General Counsel, and Secretary from March 2001 until June 2003, as Vice President, General Counsel, and Secretary from July 1999 until March 2001, and Associate General Counsel, Mergers and Acquisitions and Finance from March 1999 until July 1999. Previously, Ms. Wilson was a partner in the law firm of Perkins Coie LLP.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	41	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	65	Managing Director of Madrona Venture Group
John Seely Brown	64	Chief Scientist of Xerox Corporation (retired) and Visiting Scholar at the Annenberg Center for Communication at the University of Southern California
L. John Doerr	53	General Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	55	Executive Vice President and Chief Creative Officer of Electronic Arts, Inc.
Myrtle S. Potter	46	President, Commercial Operations, Genentech, Inc.
Thomas O. Ryder	60	Chairman and CEO of Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	48	President and Co-Chair of the Bill & Melinda Gates Foundation

Item 2.    Properties

We do not own any real estate. As of December 31, 2004, we operated the following facilities throughout the world:

Primary Locations	Square Footage (1)(3)	Operating Segments	Description of Use	Lease Expirations (4)

Palo Alto and San Francisco, California; Seattle, Washington	707,000	North America	Corporate office facilities.	From 2005 through 2011.

Beijing and Shanghai, China; Slough, England; Luxembourg City, Luxembourg; Munich, Germany; Paris, France; Tokyo, Japan	185,000	International	Other corporate office facilities, including development centers.	From 2005 through 2014.

	892,000	Sub-total

Campbellsville and Lexington, Kentucky; Chambersburg, Pennsylvania; Coffeyville, Kansas; Fernley and Reno, Nevada; Grand Forks, North Dakota; New Castle, Delaware	4,465,000	North America	Fulfillment and warehouse operations (2)(5).	From 2005 through 2015.

Bad Hersfeld, Germany; Beijing, Guangzhou, and Shanghai, China; Gourock, Scotland; Marston Gate, England; Orleans, France	1,483,000	International	Fulfillment and warehouse operations (2)(5).	From 2005 through 2025.

	5,948,000	Sub-total

(1)	Includes approximately 68,000 square feet of vacant space and excludes sub-leased space.
(2)	Includes automated fulfillment centers utilizing sortation and other automation equipment, and less automated fulfillment centers generally specializing in larger dimension product fulfillment.
(3)	Additionally, we have approximately 143,000 square feet of leased space utilized by our customer service operations in domestic and international locations, and 129,000 square feet of leased space utilized for data centers.
(4)	Leases expiring in 2005 primarily have renewal features at our option.
(5)	Excludes facilities operated under co-sourcing arrangements in Japan and Canada.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.    Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with counsel representing the alleged plaintiff class with respect to the 1934 Act claims. If approved by the Court, the settlement would dispose of all claims arising under the 1934 Act, but not the 1933 Act, in exchange for a payment of $27,500,000, most if not all of which we expect to be funded by our insurers.

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

Beginning in March 2003, we were served with complaints filed in several different states, including Illinois and Nevada, by a private litigant purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state False Claims Acts. It is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

On July 17, 2003, Pinpoint, Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The original complaint was dismissed without prejudice in December 2004, but the lawsuit was re-filed in March 2005 in the same court. The complaint alleges that our personalization technology infringes patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees against all defendants. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

On January 12, 2004, Soverain Software LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes several patents obtained by Soverain purporting to cover “Internet Server Access Control and Monitoring Systems” (U.S. Patent No. 5,708,780) and “Network Sales Systems” (U.S. Patent Nos. 5,715,314 and 5,909,492) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. On October 6, 2004, Soverain filed an amended complaint alleging that we infringe two additional patents purporting to cover “Digital Active Advertising” (U.S. Patent No. 6,195,649) and an “Open Network Payment System for Providing Real-Time Authorization of Payment and Purchase Transactions” (U.S. Patent No. 6,205,437). The patents asserted in the amended complaint have since been severed from those asserted in the original complaint, and accordingly a separate complaint has been filed for those patents. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in this matter.

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

On October 29, 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. However, we expect the plaintiff to re-file the claims unless they are settled or otherwise disposed of.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “AMZN.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2003
First Quarter	$27.93	$19.57
Second Quarter	36.72	24.38
Third Quarter	50.44	34.87
Fourth Quarter	59.91	47.58
Year ended December 31, 2004
First Quarter	$57.18	$39.63
Second Quarter	54.40	40.98
Third Quarter	52.59	35.32
Fourth Quarter	44.97	33.83

Holders

As of February 18, 2005, there were 4,090 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

On October 26, 2004, De Anza Properties exercised a portion of their warrant and received 4,943 shares of our common stock at a per share exercise price of $6.1588. We assumed this warrant obligation in connection with a 1998 acquisition. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act.

Issuer Purchases of Equity Securities

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net sales	$6,921,124	$5,263,699	$3,932,936	$3,122,433	$2,761,983
Income (loss) before change in accounting principle	588,451	35,282	(149,933)	(556,754)	(1,411,273)
Cumulative effect of change in accounting principle	—	—	801	(10,523)
Net income (loss)	588,451	35,282	(149,132)	(567,277)	(1,411,273)
Basic earnings per share (1):
Prior to cumulative effect of change in accounting principal	$1.45	$0.09	$(0.40)	$(1.53)	$(4.02)
Cumulative effect of change in accounting principal	—	—	0.01	(0.03)	—

Basic earnings per share (1)	$1.45	$0.09	$(0.39)	$(1.56)	$(4.02)

Diluted earnings per share (1):
Prior to cumulative effect of change in accounting principal	$1.39	$0.08	$(0.40)	$(1.53)	$(4.02)
Cumulative effect of change in accounting principal	—	—	0.01	(0.03)	—

Diluted earnings per share (1)	$1.39	$0.08	$(0.39)	$(1.56)	$(4.02)

Shares used in computation of earnings (loss) per share:
Basic	405,926	395,479	378,363	364,211	350,873
Diluted	424,757	419,352	378,363	364,211	350,873

Balance Sheet and Other Data:
Total assets	$3,248,508	$2,162,033	$1,990,449	$1,637,547	$2,135,169
Long-term debt and other	1,855,319	1,945,439	2,277,305	2,156,133	2,127,464

(1)	For further discussion of earnings (loss) per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1 of Part I, “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers of our global websites. The products offered on our websites include products we have purchased from distributors, publishers, and manufacturers and products offered by third parties on our websites. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by third parties.

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income result from increases in sales through our websites and a focus on keeping our operating costs low, offset by investments we make in longer-term strategic initiatives including hiring additional software engineers and computer scientists. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, increasing selection, expanding product information, improving ease of use, and earning customer trust. Our price reductions take several forms: we reduce the sales prices of products we sell, we recruit third-party sellers to compete with us on product detail pages, and we reduce or eliminate the cost of shipping to the consumer.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders. We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods. Total shares outstanding plus outstanding stock awards were 434 million at December 31, 2004, compared with 433 million at December 31, 2003 and 2002.

We seek to leverage our fixed customer experience costs and work to reduce our variable costs per unit. Our customer experience costs, specifically the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers, are largely fixed in that they do not vary directly with sales. The customer experience costs that remain variable as a percentage of sales include product costs; credit-card processing fees; bad debt; picking, packaging, and preparing orders for shipment; transportation; customer service support; and most aspects of our marketing costs. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing; seek to maximize volume discounts available to us from suppliers; and focus on maintaining a lean culture, including by reducing defects in our processes.

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our statements of cash flows.

Because we are able to turn our inventory quickly, we have a negative operating cycle that is a source of cash flow2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 16, 18, 19 for 2004, 2003, and 2002. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 53, 50, and 52 for 2004, 2003 and 2002. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists and software engineers to continue to improve our process efficiency and enhance the customer experience on our websites. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results, including trends. For example, our total revenue, profit, and operating and free cash flow have recently benefited significantly from weakness in the U.S. Dollar in comparison to the currencies of our internationally-focused websites. While we believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders, it is important to also evaluate our growth rates before the effect of currency changes. For example, while our revenues increased 31% during 2004 in comparison with the prior year, holding currency exchange constant with the prior year our growth would have been 26%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

We may have significant variation in our future reported results. We believe that our reported net income for 2004 should not be viewed, on its own, as a material positive event, and the year-over-year increase in net income of $553 million is not necessarily predictive of our future results for a variety of reasons. For example, in 2004 we had a primarily non-cash net benefit from income taxes of $233 million resulting primarily from changes in valuation of deferred tax assets associated with our net operating loss carryforwards attributable to continuing operations. Additionally, the remeasurement of our 6.875% Premium Adjustable Convertible Securities (“PEACS”) and intercompany balances resulted in significant gains and charges associated with the effect of movements in currency exchange rates. Accordingly, we encourage readers of our financial statements to evaluate the effect on our operating trends of these items since future income taxes and changes in currency exchange rates may create significant variability in our future operating results.

For additional information about each line item summarized above, refer to Item 8 of Part II, “Financial Statements—Note 1—Description of Business and Accounting Policies.”

Critical Accounting Judgments

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of annualized cost of sales to average inventory over five quarters.
[4]	Accounts payable days, calculated as the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

We evaluate the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our Syndicated Stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals and other membership programs, are deferred and recognized as revenue over the subscription term.

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

Outbound shipping charges to customers are included in “Net sales” and, excluding amounts earned from third-party sellers where we don’t provide fulfillment services, amounted to $420 million, $372 million, and $365 million for 2004, 2003, and 2002.

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

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During 2004, 2003, and 2002 we capitalized $44 million, $30 million, and $25 million of costs associated with development of internal-use software, which is offset by amortization of previously capitalized amounts of $30 million, $24 million, and $26 million.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. Additionally, we may determine, as we did in 2004, that certain of the office space vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future needs. To the extent we elect to utilize this office space, we adjust our restructuring-related liability and classify future payments to the corresponding operating expense categories on the consolidated statements of operations.

Currency Effect on Intercompany Balances

A provision of Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, in which settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. Resulting from the remeasurement of intercompany balances using exchange rates at the reporting dates, we recorded gains of $41 million and $36 million for 2004 and 2003. Repayments among the entities during 2004 were $210 million.

Valuation of Deferred Tax Assets

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2004, our net deferred tax assets are $363 million, comprised of approximately $270 million relating to our net operating loss carryforwards (“NOLs”), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro-rata basis.

We had a net tax benefit in 2004 of $233 million resulting primarily from the effect of changes in our valuation assessment of deferred tax assets during 2004. In connection with this assessment, we also recorded a net credit to “Stockholders’ Deficit” of $106 million on our consolidated balance sheet in 2004. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. For example, had we determined that the weight of available evidence did not support a decision that a portion of our deferred tax asset will be realized, the amount recorded to “Provision (benefit) for income taxes” would have been an expense of $12 million (rather than a benefit of $233 million) for 2004. Alternatively, if we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have recorded a substantially larger credit to “Stockholders’ Deficit.”

Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow was $477 million for 2004 compared to $346 million for 2003, an increase of 38%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which were $1.8 billion and $1.4 billion at the end of 2004 and 2003. Amounts held in foreign currencies were $970 million and $764 million at the end of 2004 and 2003, and were primarily Euros, British Pounds, and Yen.

Cash provided by operating activities was $567 million, $392 million, and $174 million in 2004, 2003, and 2002. Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, credit card transaction fees, bad debt, and interest payments on our long-term debt obligations. Cash received from

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our statements of cash flows.

customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During 2004, payments to product merchandise suppliers, which do not include payments to transportation suppliers, totaled $4.6 billion, an increase of $1.2 billion over the prior year. The increase in payments to product merchandise suppliers corresponds with cost of sales, and with our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers, and is also affected by foreign exchange rates.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $318 million in 2004 and $122 in 2002, while cash provided by investing activities was $237 million in 2003 with the variability caused primarily by maturities of marketable securities. Our capital expenditures, including internal-use software and website development, were $89 million, $46 million, and $39 million in 2004, 2003, and 2002, with the sequential increases primarily reflecting additional investment in development of new features and product offerings on our websites over time. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

In September 2004, we acquired all of the outstanding shares of Joyo.com at a purchase price of $75 million, including a cash payment (net of cash acquired) of $71 million, the assumption of employee stock options, and transaction-related costs. Cash paid in connection with this acquisition is classified as cash provided by (used in) investing activities on our consolidated statements of cash flows. The operating results of Joyo.com did not have a significant effect on consolidated results for 2004. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Business Acquisition.”

Cash used in financing activities was $97 million in 2004 and $332 million in 2003. This compares to cash provided by financing activities of $107 million in 2002. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $60 million in 2004, $163 million in 2003, and $122 million for 2002. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations, which were $157 million in 2004, $495 million in 2003, and $15 million in 2002. During 2004, we paid $154 million, which includes a redemption premium of $4 million, to redeem a portion of our 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”). See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt and Other.”

In 2004 we recorded a primarily non-cash net benefit of $233 million to “Provision (benefit) for income taxes” relating primarily to our valuation of deferred tax assets. We expect our cash taxes paid in 2005 to be approximately $25 million, compared with $4 million in 2004.

On March 7, 2005, we redeemed 200 million Euros principal of our 6.875% PEACS for a cash payment of $266 million, which includes $1 million of interest from and including February 16 through March 6, 2005. Under the Indenture, no premium was required. As of March 7, 2005, the outstanding principal amount of our 6.875% PEACS was 490 million Euros ($649 million using the Euro to U.S. Dollar exchange rate on that date).

Additionally, in March 2005, our Board of Directors authorized a new debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. We currently do not hedge our exposure to foreign currency effects on our interest or principal obligations relating to the 6.875% PEACS, and, as a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement. Additionally, since our interest payable on our 6.875% PEACS is due in Euros, the balance of interest payable is subject to gains or losses on currency movements until the date of the interest payment. Gains or losses on the remeasurement of our Euro-denominated interest payable are classified as “Other expense (income), net” on our consolidated statements of operations.

The following summarizes our principal contractual commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$128	$1,250	$340	$373	$899,760	$951,089	$1,852,940
Debt interest (1)	107,026	107,026	107,026	107,026	85,656	64,287	578,047
Capital leases	1,298	510	22	—	—	—	1,830
Operating leases (2)	61,222	64,390	55,678	51,990	43,184	186,737	463,201
Purchase obligations (3)	227,950	—	—	—	—	—	227,950

Total operating and capital commitments	397,624	173,176	163,066	159,389	1,028,600	1,202,113	3,123,968

Restructuring-related commitments:
Operating leases, net of estimated sublease income (4)	3,057	1,903	1,843	1,497	1,374	1,305	10,979
Other	1,910	—	—	—	—	—	1,910

Total restructuring-related commitments	4,967	1,903	1,843	1,497	1,374	1,305	12,889

Total commitments	$402,591	$175,079	$164,909	$160,886	$1,029,974	$1,203,418	$3,136,857

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio, which, at December 31, 2004, was 1.3552. As of December 31, 2004, our principal debt obligation for the 6.875% PEACS has increased by $255 million since its issuance in February 2000 due to fluctuations in the Euro/U.S. Dollar exchange ratio. Additionally, on March 7, 2005, we redeemed 200 million Euros of our outstanding 6.875% PEACS, which is not reflected in the table above.
(2)	Pursuant to SFAS No. 13, “Accounting for Leases,” lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2004, we have remaining obligations under operating leases for equipment and real estate of $463 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $335 million of additional obligations on our balance sheet at December 31, 2004.
(3)	Consists primarily of legally-binding commitments to purchase inventory. Legally-binding commitments associated with non-inventory purchases are not significant.
(4)	Net of an estimated $20 million in sublease rentals. At December 31, 2004, we had signed sublease agreements totaling $13 million.

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases; with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock; and based on our credit-rating. The change in the total amount of collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in thousands)
Balance at December 31, 2003	$60,799	$—	$25,936	$86,735
Net change in collateral pledged	(10,383)	1,933	(4,412)	(12,862)

Balance at December 31, 2004 (4)	$50,416	$1,933	$21,524	$73,873

(1)	Pursuant to available standby letter-of-credit facilities totaling $151 million.
(2)	Pursuant to an available line of credit totaling $10 million.
(3)	The required amount of collateral to be pledged on certain of our real estate leases fluctuates based on our market capitalization. At December 31, 2004, our market capitalization was $18.1 billion. If our market capitalization decreases, the required amount of collateral to be pledged will increase $5 million (if market capitalization is less than $18 billion but more than $13 billion) or $11 million (if our market capitalization is less than $13 billion).
(4)	Includes $10 million of cash equivalents pledged as collateral. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1 of Part I “Business—Additional Factors That May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources.

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net Sales:
North America	$3,847,344	$3,258,413	$2,761,457
International	3,073,780	2,005,286	1,171,479

Consolidated	$6,921,124	$5,263,699	$3,932,936

Net Sales Growth Rate:
North America	18.1%	18.0%	12.2%
International	53.3	71.2	76.9
Consolidated	31.5	33.8	26.0

Net Sales Mix:
North America	55.6%	61.9%	70.2%
International	44.4	38.1	29.8

Consolidated	100.0%	100.0%	100.0%

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. Revenue growth is also affected by changes in exchange rates. See “Effect of Exchange Rates” below for additional information on the effect on reported revenue of changes in exchange rates. Net sales from “Other” consist of non-retail activities, such as our Merchant.com program, miscellaneous marketing and promotional activities, and our co-branded credit card program.

North America revenue growth rate in 2004 was consistent with 2003 at 18%, up from our 2002 growth rate of 12%. The increase in growth rates from 2002 reflects our efforts to increase product categories and selection available on our websites, and to continue reducing prices for our customers, including from our free shipping offers.

International revenue growth rate declined in 2004 and 2003 compared to the prior year periods, which reflects several factors. These factors include the increasing size of our business, which naturally causes growth rates to decline over time, offset by our customer experience initiatives including new category introductions; increased selection; the introduction of our third-party offerings in the UK, Germany, Japan, and France; and our efforts to reduce prices for our customers, including from our free shipping offers. International segment revenue growth rates are also affected by changes in exchange rates.

The relative mix of worldwide net sales attributed to our International segment continues to increase, and we expect that, over time, our International segment will represent 50% or more of our consolidated total. Additionally, as we continue to offer increased selection, lower prices, and additional product lines in our Electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase.

Gross profit information is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Gross Profit:
North America	$1,023,552	$866,664	$740,985
International	578,445	390,504	251,633

Consolidated	$1,601,997	$1,257,168	$992,618

Gross Profit Growth Rate:
North America	18.1%	17.0%	12.7%
International	48.1	55.2	78.0
Consolidated	27.4	26.7	24.3

Gross Margin:
North America	26.6%	26.6%	26.8%
International	18.8	19.5	21.5
Consolidated	23.1	23.9	25.2

The increases in gross profit in absolute terms during 2004 and 2003 compared to prior year periods correspond with increased revenue, including from increased sales volume by third-party sellers, offset by our year-round free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product and geographic mix of sales during the year; sales volumes by third-party sellers; changes in vendor pricing; lowering prices for customers, including from competitive pricing decisions; and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective marketing tool and intend to continue offering them indefinitely. Additionally, in 2005, we introduced a new shipping membership program, Amazon Prime, in which members receive free two-day shipping and discounted overnight shipping.

North America segment gross margin in 2004 was consistent with 2003, with each of these years down slightly from 2002. Changes in mix of product sales towards lower gross margin product categories and price reductions for our customers, including from our year-round free shipping offers, were offset partially by increased sales volume by third-party sellers and volume discounts we receive from our product suppliers.

International segment gross margins declined during 2004 and 2003 compared to prior periods resulting from our efforts to continue reducing prices for customers, including from our free shipping offers, and from a shift in mix of product sales towards lower gross margin product categories, offset partially by increases in sales volume by third-party sellers.

Sales of products by third-party sellers on our websites continue to increase, representing 26%, 22%, and 17% of unit sales in 2004, 2003, and 2002. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, we anticipate the higher gross margin attributes of these sales will partially offset the effect on our gross margins of our strategy to lower prices for customers over time by offering additional or broader price reductions, free shipping offers, and other promotions.

Gross profit growth is also affected by changes in exchange rates. See “Effect of Exchange Rates” below for additional information on the effect on reported gross profit of changes in exchange rates.

Supplemental Information

Supplemental information about shipping results is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Shipping Activity:
Shipping revenue	$420,053	$372,000	$364,749
Outbound shipping costs	(616,572)	(508,468)	(404,303)

Net shipping cost	$(196,519)	$(136,468)	$(39,554)

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products. Additionally, in 2005, we continued to lower prices, including by introducing a new shipping membership program, Amazon Prime, in which members receive free two-day shipping and discounted overnight shipping. We seek to partially offset these costs over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies, including by reducing split-shipments.

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net Sales:
North America
Media	$2,589,438	$2,269,472	$1,994,949
Electronics and other general merchandise	1,127,754	878,519	681,041
Other	130,152	110,422	85,467

Total North America	$3,847,344	$3,258,413	$2,761,457

International
Media	$2,512,911	$1,779,476	$1,103,665
Electronics and other general merchandise	558,490	224,606	65,877
Other	2,379	1,204	1,937

Total International	$3,073,780	$2,005,286	$1,171,479

Consolidated
Media	$5,102,349	$4,048,948	$3,098,614
Electronics and other general merchandise	1,686,244	1,103,125	746,918
Other	132,531	111,626	87,404

Total consolidated	$6,921,124	$5,263,699	$3,932,936

Net Sales Growth Rate:
North America
Media	14.1%	13.8%	10.2%
Electronics and other general merchandise	28.4	29.0	17.9
Other	17.9	29.2	17.7
Total North America	18.1	18.0	12.2
International
Media	41.2%	61.2%	71.0%
Electronics and other general merchandise	148.7	240.9	308.3
Other	97.6	(37.8)	279.8
Total International	53.3	71.2	76.9
Consolidated
Media	26.0%	30.7%	26.2%
Electronics and other general merchandise	52.9	47.7	25.8
Other	18.7	27.7	19.5
Total consolidated	31.5	33.8	26.0

Consolidated Net Sales Mix:
Media	73.7%	76.9%	78.8%
Electronics and other general merchandise	24.4	21.0	19.0
Other	1.9	2.1	2.2

Total consolidated	100.0%	100.0%	100.0%

North America	55.6%	61.9%	70.2%
International	44.4	38.1	29.8

Total consolidated	100.0%	100.0%	100.0%

Direct Segment Operating Expenses

Information about the operating expense categories that we allocate to our segment results is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Segment Operating Expenses:
North America	$702,676	$583,619	$561,318
International	409,158	312,311	251,198
Percent of Net Sales:
North America	18.3%	17.9%	20.3%
International	13.3	15.6	21.4
Segment Operating Expenses:
Fulfillment (1)	$590,397	$477,032	$392,467
Marketing (2)	158,022	122,787	125,383
Technology and content (3)	251,195	207,809	215,617
General and administrative (4)	112,220	88,302	79,049
Percent of Net Sales:
Fulfillment (1)	8.5%	9.1%	10.0%
Marketing (2)	2.3	2.3	3.2
Technology and content (3)	3.6	3.9	5.5
General and administrative (4)	1.6	1.7	2.0
Year-over-year Percentage Change:
Fulfillment (1)	24%	22%	5%
Marketing (2)	29	(2)	(9)
Technology and content (3)	21	(4)	(11)
General and administrative (4)	27	12	(12)

(1) Fulfillment

The increase in fulfillment costs in absolute dollars in comparison with the prior year relates to variable costs corresponding with sales volume; our mix of product sales; costs associated with credit card fees; and bad debt costs, including costs of our guarantee for certain third-party seller transactions. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, since credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and bad debt costs are higher as a percentage of revenue versus our retail sales, our increasing third-party sales result in increasing fulfillment costs as a percent of net sales. Also, during the third quarter of 2004 we began operation of a new European fulfillment center in Scotland and plan to expand our fulfillment capacity in Japan in 2005. Fulfillment costs as a percentage of net sales decreased due to improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per unit resulting from improvements in our operations, and enhancements to our customer self-service features, offset partially by increases in credit card fees and bad debt, including costs of our guarantee for certain third-party seller transactions. We expect absolute amounts spent in fulfillment to increase over time.

(2) Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Since our marketing expenses are largely variable, we expect absolute amounts spent in marketing to increase over time. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Marketing costs increased in absolute terms in 2004 corresponding with revenue growth as we utilized variable online marketing channels such as our Associates and Syndicated Stores programs, sponsored search, and other variable marketing initiatives. While costs associated with free shipping are not included in marketing expense, we view free shipping as an effective worldwide marketing tool, and intend to continue offering it indefinitely.

(3) Technology and Content

Our spending in technology and content has increased as we are adding computer scientists and software engineers to continue to enhance the customer experience on our websites and those websites powered by us and to improve our process efficiency. Additionally, we continue to invest in several areas of technology, including seller platform; A9.com, our wholly-owned subsidiary focused on search technology on www.A9.com, www.amazon.com, and other Amazon sites; web services; and digital initiatives. During 2004, 2003, and 2002 we capitalized $44 million, $30 million, and $25 million of costs associated with development of internal-use software, which is offset by amortization of previously capitalized amounts of $30 million, $24 million, and $26 million. We intend to continue investing in these and other initiatives and expect absolute dollars spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff. A significant majority of these costs are incurred in the United States and most of them are allocated to our North America segment.

(4) General and Administrative

The increase in spending in general and administrative is primarily due to increases in professional fees and litigation costs. We expect absolute dollars spent in general and administrative to increase over time.

On an annual basis in 2004, each category of direct segment operating expenses has either declined or remained flat with 2003 as a percentage of net sales. However, for the fourth quarter of 2004 expenses for “Marketing” and “Technology and content” as a percentage of net sales increased in comparison to same period in 2003, and this trend may continue.

Stock-Based Compensation

On October 13, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R (SFAS 123R), Share-Based Payment. SFAS 123R requires us to measure compensation cost for all outstanding unvested share-based awards at fair value beginning on July 1, 2005, however we will early-adopt the provisions of SFAS 123R with an implementation date of January 1, 2005. The adoption of this standard will not affect the stock-based compensation associated with our restricted stock and restricted stock units which are already recorded at fair value on the date of grant and recognized over the service period, but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options as of the effective date. As of the implementation date of this standard, we will no longer have employee stock awards subject to variable accounting treatment. We estimate that stock-based compensation for 2005 will be $115 million. See also Item 8 of Part II, “Financial Statements—Note 1—Description of Business and Accounting Policies–Stock-based Compensation” for our SFAS No. 123 pro forma disclosures using fair value accounting treatment.

Stock-based compensation consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Stock awards—variable accounting (1)	$4,577	$51,875	$60,130
Fixed accounting (2):
Restricted stock units (3)	48,625	30,691	3,913
Restricted stock (4)	4,500	5,185	4,884

Total stock-based compensation	$57,702	$87,751	$68,927

(1)	Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards. To the extent stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”
(2)	The fair value of awards is determined at grant date based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period using the accelerated method under FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. To the extent awards are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to stock-based compensation.
(3)	Since October 2002, we have awarded restricted stock units as our primary form of stock-based compensation.
(4)	Includes expense associated with matching contributions of 0.07 million and 0.03 million shares of our common stock under our 401(k) savings plan during 2004 and 2003. No matching contributions were made in 2002.

At December 31, 2004, we had 25 million stock awards outstanding, including 18 million stock options with a $12.98 weighted average exercise price; 6 million restricted stock units; and 1 million shares of restricted stock. Common shares outstanding (which include restricted stock) plus shares underlying stock options and restricted stock units totaled 434 million and 433 million at December 31, 2004 and 2003. For additional information about our stock-based compensation and awards see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-based Compensation.”

Other Operating Expense (Income)

Other operating expense (income) was $(8) million, $3 million, and $47 million for 2004, 2003, and 2002, which includes restructuring-related expenses (credits) and amortization of other intangibles. Restructuring-related expenses (credits) were $(9) million, $0 million, and $42 million; and amortization of other intangibles was $1 million, $3 million, and $5 million for 2004, 2003, and 2002.

During 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. We have reduced our restructuring-related liability resulting in a gain of $13 million in 2004. Lease-related payments for this office space, approximately $0.8 million per quarter, are expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations.

In 2004, we streamlined our organizational structure in France to reduce our operating costs. These efforts were primarily focused on eliminating French office positions in managerial, professional, clerical, and technical roles. The number of employees affected totaled 52 and resulted in severance costs of $4 million classified in “Other operating expense (income)” on the consolidated statements of operations.

Cash payments resulting from our operational restructurings were $9 million, $26 million, and $45 million for 2004, 2003, and 2002. Based on currently available information, we estimate the remaining restructuring-related cash outflows will be as follows:

	Leases	Other	Total
	(in thousands)
Year Ended December 31,
2005	$3,057	$1,910	$4,967
2006	1,903	—	1,903
2007	1,843	—	1,843
2008	1,497	—	1,497
2009	1,374	—	1,374
Thereafter	1,305	—	1,305

Total estimated cash outflows (1)	$10,979	$1,910	$12,889

(1)	Cash flows are presented net of an estimated $20 million in sublease rentals. At December 31, 2004, we had signed contractual sublease agreements totaling $13 million.

For additional information about our operational restructuring, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Other Operating Expense (Income).”

Income from Operations

Our income from operations was $440 million, $271 million, and $64 million during 2004, 2003, and 2002. These increases primarily result from net sales and gross profit growth and declines in operating expenses as a percent of net sales as we leverage the fixed cost portion of our cost structure and seek to improve our variable costs through process efficiencies. Additionally, in 2004 and 2003 operating income improved from year-over-year reductions of $47 million and $8 million in stock-based compensation expense associated with variable accounting, offset by increases in stock-based compensation of $18 million and $27 million associated with restricted stock units.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% U.S. Convertible Subordinated Notes and 690 million Euros ($935 million based on the exchange rate at December 31, 2004) of 6.875% PEACS at December 31, 2004. Interest expense was $107 million, $130 million, and $143 million in 2004, 2003, and 2002, with declines primarily relating to principal repayments of $150 million and $464 million in 2004 and 2003.

At December 31, 2004, our total long-term indebtedness was $1.86 billion compared to $1.95 billion a year ago. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt and Other.”

We generally invest our excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Gains on sales of marketable securities, net	$586	$9,598	$5,700
Foreign-currency transaction losses, net	(5,214)	(3,043)	(1,086)
Other miscellaneous gains (losses), net	(73)	(41)	309

Total other income (expense), net	$(4,701)	$6,514	$4,923

Foreign-currency transaction losses primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Foreign-currency losses on remeasurement of 6.875% PEACS (1)	$(65,375)	$(140,130)	$(103,136)
Gains on sales of Euro-denominated investments, net	9,469	5,827	2,227
Gains on sales of equity investments, net	15,406	796	13,044
Loss on redemption of long-term debt	(5,672)	(23,829)	—
Loss on termination of Euro Currency Swap (2)	—	(5,880)	—
Foreign-currency effect on intercompany balances (3)	40,883	35,574	—
Other-than-temporary impairments and other (4)	4,465	(2,455)	(12,577)

Total remeasurements and other	$(824)	$(130,097)	$(100,442)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the remaining basis at date of termination of our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of our 6.875% PEACS principal and interest.
(3)	Represents the gains associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Item 8 of Part II—Financial Statements—Note 1—Description of Business and Accounting Policies.”
(4)	Included in 2004 is a gain of $6 million relating to the settlement of a contractual dispute, and included in 2003 and 2002 is $0.4 million and $4 million of losses from equity-method investees. No equity-method losses or income were recorded in 2004.

Income Taxes

We record a tax provision or benefit for current and deferred U.S. federal, state, and foreign income taxes for all periods presented, classified as “Provision (benefit) for income taxes” on the consolidated statements of operations.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

We had a net current tax benefit in 2004 of $233 million, representing $0.57 and $0.55 of basic and diluted earnings per share, resulting primarily from the effect of changes in our valuation assessment of deferred tax assets during 2004. In connection with this assessment we also recorded a net credit to “Stockholders’ Deficit” of $106 million on our consolidated balance sheet in 2004.

At December 31, 2004, our net deferred tax assets are $363 million, comprised of approximately $270 million relating to our NOLs, with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated ratably.

At December 31, 2004, our gross deferred tax assets related to our NOLs were approximately $800 million (relating to approximately $2.6 billion of NOLs), offset by a valuation allowance of approximately $530 million due to uncertainty about their future realization. If in the future, we determine that the remaining $530 million of NOL deferred tax assets is more likely than not to be realizable, substantially all would be credited to “Stockholders’ Deficit” rather than the income statement since they primarily relate to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. The majority of our NOLs expire after 2016.

We also have approximately $70 million of deferred tax assets relating to approximately $225 million capital loss carryforwards that expire in 2005 and thereafter. Due to uncertainty regarding future realization, we have provided a full valuation allowance for this portion of our deferred tax asset.

Additionally, we expect net income for 2005 to decline because we expect a tax provision in 2005 rather than the large tax benefit we received in 2004. We expect our cash taxes paid in 2005 to be approximately $25 million, compared with $4 million in 2004 and $2 million in 2003.

Net Income

Net income was $588 million and $35 million in 2004 and 2003, and net loss was $149 million in 2002. We believe that our reported net income for 2004 should not be viewed, on its own, as a material positive event, and the year-over-year increases in net income of $553 million and $184 million in 2004 and 2003 are not necessarily predictive of our future results for a variety of reasons. For example, in 2004 we had a net benefit from income taxes of $233 million, representing $0.57 and $0.55 of basic and diluted earnings per share, resulting primarily from changes in valuation of deferred tax assets associated with our net operating loss carryforwards attributable to continuing operations. Additionally, the remeasurement of our 6.875% PEACS and intercompany balances resulted in significant gains and charges associated with the effect of movements in currency exchange rates. Accordingly, we encourage readers of our financial statements to evaluate the effect on our operating trends of these items since future income taxes and change in currency exchange rates may create significant variability in our future operating results.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Exchange-rate effect on (1):
Net sales	$275,653	$232,370	$46,950
Gross profit	52,183	46,392	9,930
Operating expenses	32,011	32,054	6,039
Operating income	20,172	14,338	3,891
Net interest expense and other	8,801	11,135	2,393
Remeasurements and other (2)	15,023	98,729	100,879
Net income (loss)	(3,652)	(95,526)	(99,381)
Diluted earnings (loss) per share	$(0.01)	$(0.23)	$(0.26)

(1)	Represents the effect on reported results due to year-over-year changes in exchange rates. Absent year-over-year changes in exchange rates, reported amounts would have been lower (higher) by these amounts.
(2)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. functional-currency subsidiary. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Remeasurements and Other.”

Non-GAAP Financial Measure: Free Cash Flow

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of “Free cash flow” meets the definition of a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

Free cash flow, which we reconcile to “Cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash payments for business acquisitions such as our 2004 acquisition of Joyo.com (see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies”). Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Cash provided by operating activities” for 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$566,560	$392,022	$174,291
Purchases of fixed assets, including internal-use software and website development	(89,133)	(45,963)	(39,163)

Free cash flow	$477,427	$346,059	$135,128

Net cash provided by (used in) investing activities	$(317,631)	$236,651	$(121,684)

Net cash provided by (used in) financing activities	$(97,292)	$(331,986)	$106,894

Guidance

The Company provided guidance on February 2, 2005 in its earnings release furnished on Form 8-K as follows:

First Quarter 2005 Guidance

•	Net sales are expected to be between $1.80 billion and $1.95 billion, or grow between 18% and 27%, compared with first quarter 2004.

•	Operating income is expected to be between $80 million and $110 million, or decline between (28%) and 0%, compared with first quarter 2004, assuming, among other things, that the Company adopts SFAS No. 123R on January 1, 2005, stock-based compensation is $25 million, and there are no further revisions to restructuring-related estimates.

Full Year 2005 Expectations

•	Net sales are expected to be between $8.05 billion and $8.65 billion, or grow between 16% and 25%.

•	Operating income is expected to be between $385 million and $510 million, or between (13%) and 16% growth, compared with 2004, assuming, among other things, that the Company adopts SFAS No. 123R on January 1, 2005, stock-based compensation is $115 million, and there are no further revisions to restructuring-related estimates.

These projections are subject to substantial uncertainty. See Item 1 of Part 1, “Business — Additional Factors That May Affect Future Results.”

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Information relating to quantitative and qualitative disclosure about market risk is set forth below and in “Liquidity and Capital Resources,” above.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in “A” rated or higher, short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates.

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2004 (in thousands, except percentages):

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value at December 31, 2004
Commercial paper and short-term obligations	$122,073	$—	$—	$—	$—	$—	$122,073	$124,215
Weighted average interest rate	2.10%	—	—	—	—	—	2.10%
Certificates of deposit	496,412	—	—	—	—	—	496,412	496,412
Weighted average interest rate	2.52%	—	—	—	—	—	2.52%
Corporate notes and bonds	240,213	3,760	2,900	8,000	13,390	—	268,263	275,058
Weighted average interest rate	2.25%	3.45%	4.00%	4.00%	4.00%	—	2.43%
Asset-backed and agency securities	136,202	134,754	21,127	21,570	8,500	—	322,153	323,245
Weighted average interest rate	2.32%	4.01%	3.58%	3.00%	3.00%	—	3.17%
Treasury notes and bonds	11,845	67,205	32,620	21,100	10,500	—	143,270	140,728
Weighted average interest rate	2.43%	2.87%	3.18%	3.00%	3.00%	—	2.93%

Cash equivalents and marketable fixed-income securities	$1,006,745	$205,719	$56,647	$50,670	$32,390	$—	$1,352,171	$1,359,658

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2003 (in thousands, except percentages):

	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value at December 31, 2003
Commercial paper and short-term obligations	$675,061	$—	$—	$—	$—	$—	$675,061	$675,061
Weighted average interest rate	2.00%	—	—	—	—	—	2.00%
Certificates of deposit	27,395	—	—	—	—	—	27,395	27,395
Weighted average interest rate	2.00%	—	—	—	—	—	2.00%
Corporate notes and bonds	11,280	2,000	8,520	2,330	—	—	24,130	24,997
Weighted average interest rate	1.34%	1.51%	1.96%	1.96%	—	—	1.68%
Asset-backed and agency securities	20,700	18,875	30,370	14,440	—	—	84,385	85,692
Weighted average interest rate	1.22%	1.88%	2.03%	2.32%	—	—	1.83%
Treasury notes and bonds	4,000	6,751	95,770	37,600	—	—	144,121	145,778
Weighted average interest rate	1.12%	1.59%	1.50%	2.12%	—	—	1.96%

Cash equivalents and marketable fixed-income securities	$738,436	$27,626	$134,660	$54,370	$—	$—	$955,092	$958,923

At December 31, 2004, we had long-term debt of $1.86 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Based upon quoted market prices at prevailing exchange rates, the fair value of the 6.875% PEACS was 691 million Euros ($936 million) and 690 million Euros ($870 million) at December 31, 2004 and December 31, 2003, and the fair value of the 4.75% Convertible Subordinated Notes was $907 million (outstanding principal of $900 million) and $1.06 billion (outstanding principal of $1.05 billion) at December 31, 2004 and 2003.

Foreign Exchange Risk

During 2004, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 44% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include Euros, British Pounds, Yen, Canadian Dollars, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2004, International segment revenues improved $271 million and our operating results improved $20 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2004 of $970 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $49 million, $97 million, and $194 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at December 31, 2004 of 690 million Euros ($935 million, based on the exchange rate as of December 31, 2004). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $255 million as of December 31, 2004. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $47 million, $94 million, and $187 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2004, we would incur $3 million, $6 million, and $13 million additional annual interest expense due solely to fluctuations in foreign exchange.

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates. See also Item 8 of Part II, “Financial Statements and Supplementary Data—Note 15—Subsequent Events (Unaudited).”

Investment Risk

As of December 31, 2004, our recorded basis in equity securities (including both publicly-traded and private companies) was $27 million, including $12 million classified as “Marketable securities,” and $15 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2004 of $64 million (recorded basis of $20 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $10 million, $19 million, and $32 million.

Item 8. Financial	Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 24, 2005

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,102,273	$738,254	$540,282
OPERATING ACTIVITIES:
Net income (loss)	588,451	35,282	(149,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	75,724	75,558	82,274
Stock-based compensation	57,702	87,751	68,927
Other operating expense (income)	(7,964)	2,752	8,948
Gains on sales of marketable securities, net	(586)	(9,598)	(5,700)
Remeasurements and other	824	130,097	100,442
Non-cash interest expense and other	4,756	12,918	29,586
Deferred income taxes	(256,696)	931	(553)
Cumulative effect of change in account principle	—	—	(801)
Changes in operating assets and liabilities:
Inventories	(168,896)	(76,786)	(51,303)
Accounts receivable, net and other current assets	(1,745)	1,616	(31,704)
Accounts payable	286,091	167,732	156,542
Accrued expenses and other current liabilities	(15,110)	(27,982)	3,800
Additions to unearned revenue	109,936	101,641	95,404
Amortization of previously unearned revenue	(106,886)	(111,740)	(135,466)
Interest payable	959	1,850	3,027

Net cash provided by operating activities	566,560	392,022	174,291

INVESTING ACTIVITIES:
Sales and maturities of marketable securities and other investments	1,426,786	813,184	553,289
Purchases of marketable securities	(1,584,089)	(535,642)	(635,810)
Purchases of fixed assets, including internal-use software and website development	(89,133)	(45,963)	(39,163)
Proceeds from sale of subsidiary	—	5,072	—
Acquisition, net of cash acquired	(71,195)	—	—

Net cash (used in) provided by investing activities	(317,631)	236,651	(121,684)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options	60,109	163,322	121,689
Repayments of long-term debt, capital lease obligations	(157,401)	(495,308)	(14,795)

Net cash (used in) provided by financing activities	(97,292)	(331,986)	106,894

Foreign-currency effect on cash and cash equivalents	48,690	67,332	38,471

Net increase in cash and cash equivalents	200,327	364,019	197,972

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,302,600	$1,102,273	$738,254

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$860	$2,677	$3,023
Cash paid for interest	107,604	119,947	111,589
Cash paid for income taxes	4,051	1,825	1,448

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Net sales	$6,921,124	$5,263,699	$3,932,936
Cost of sales	5,319,127	4,006,531	2,940,318

Gross profit	1,601,997	1,257,168	992,618
Operating expenses:
Fulfillment	590,397	477,032	392,467
Marketing	158,022	122,787	125,383
Technology and content	251,195	207,809	215,617
General and administrative	112,220	88,302	79,049
Stock-based compensation (1)	57,702	87,751	68,927
Other operating (income) expense	(7,964)	2,892	47,051

Total operating expenses	1,161,572	986,573	928,494

Income from operations	440,425	270,595	64,124
Interest income	28,197	21,955	23,687
Interest expense	(107,227)	(129,979)	(142,925)
Other (expense) income, net	(4,701)	6,514	4,923
Remeasurements and other	(824)	(130,097)	(100,442)

Total non-operating expense, net	(84,555)	(231,607)	(214,757)

Income (loss) before income taxes	355,870	38,988	(150,633)
Provision (benefit) for income taxes	(232,581)	3,706	(700)

Income (loss) before change in accounting principle	588,451	35,282	(149,933)
Cumulative effect of change in accounting principle	—	—	801

Net income (loss)	$588,451	$35,282	$(149,132)

Basic earnings (loss) per share:
Prior to cumulative effect of change in accounting principle	$1.45	$0.09	$(0.40)
Cumulative effect of change in accounting principle	—	—	0.01

	$1.45	$0.09	$(0.39)

Diluted earnings (loss) per share
Prior to cumulative effect of change in accounting principle	$1.39	$0.08	$(0.40)
Cumulative effect of change in accounting principle	—	—	0.01

	$1.39	$0.08	$(0.39)

Weighted average shares used in computation of earnings (loss) per share:
Basic	405,926	395,479	378,363

Diluted	424,757	419,352	378,363

(1)	Components of stock-based compensation:

Fulfillment	$10,073	$17,960	$12,126
Marketing	4,253	4,968	4,239
Technology and content	31,781	49,555	35,926
General and administrative	11,595	15,268	16,636

	$57,702	$87,751	$68,927

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
A S S E T S
Current assets:
Cash and cash equivalents	$1,302,600	$1,102,273
Marketable securities	476,599	292,550

Cash, cash equivalents, and marketable securities	1,779,199	1,394,823
Inventories	479,709	293,917
Current deferred tax assets	81,388	596
Accounts receivable, net and other current assets	199,100	131,473

Total current assets	2,539,396	1,820,809
Fixed assets, net	246,156	224,285
Long-term deferred tax assets	281,757	4,142
Goodwill	138,999	69,121
Other assets	42,200	43,676

Total assets	$3,248,508	$2,162,033

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ D E F I C I T

Current liabilities:
Accounts payable	$1,141,733	$819,811
Accrued expenses and other current liabilities	361,128	317,730
Unearned revenue	41,099	37,844
Interest payable	74,059	73,100
Current portion of long-term debt and other	2,381	4,216

Total current liabilities	1,620,400	1,252,701
Long-term debt and other	1,855,319	1,945,439

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares—500,000
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—409,711 and 403,354 shares	4,097	4,034
Additional paid-in capital	2,124,598	1,899,398
Deferred stock-based compensation	(2,038)	(2,850)
Accumulated other comprehensive income	32,109	37,739
Accumulated deficit	(2,385,977)	(2,974,428)

Total stockholders’ deficit	(227,211)	(1,036,107)

Total liabilities and stockholders’ deficit	$3,248,508	$2,162,033

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2001	373,218	$3,732	$1,462,769	$(9,853)	$(36,070)	$(2,860,578)	$(1,440,000)
Net loss	—	—	—	—	—	(149,132)	(149,132)
Foreign currency translation gains, net	—	—	—	—	16,910	—	16,910
Increase of net unrealized gains on available-for-sale securities	—	—	—	—	20,294	—	20,294
Net increase in unrealized losses on terminated Euro Currency Swap	—	—	—	—	8,528	—	8,528

Comprehensive loss	—	—	—	—	—	—	(103,400)

Exercise of common stock options, net	14,728	147	121,542	—	—	—	121,689
Deferred stock-based compensation, net of adjustments	(40)	—	1,569	(2,828)	—	—	(1,259)
Income tax benefit on excess stock-based compensation	—	—	23	—	—	—	23
Amortization of deferred stock-based compensation	—	—	—	6,090	—	—	6,090
Stock compensation – restricted stock units	—	—	3,913	—	—	—	3,913
Stock compensation – variable accounting	—	—	60,130	—	—	—	60,130

Balance at December 31, 2002	387,906	3,879	1,649,946	(6,591)	9,662	(3,009,710)	(1,352,814)

Net income	—	—	—	—	—	35,282	35,282
Foreign currency translation gains, net	—	—	—	—	14,707	—	14,707
Increase of net unrealized gains on available-for-sale securities	—	—	—	—	2,482	—	2,482
Net increase in unrealized losses on terminated Euro Currency Swap	—	—	—	—	10,888	—	10,888

Comprehensive income	—	—	—	—	—	—	63,359

Exercise of common stock options, net and vesting of restricted stock	15,413	155	163,195	—	—	—	163,350
Notes converted	1	—	47	—	—	—	47
Income tax benefit on excess stock-based compensation	—	—	2,200	—	—	—	2,200
Amortization of deferred stock-based compensation	—	—	—	3,741	—	—	3,741
Issuance of common stock – employee benefit plan	34	—	1,444	—	—	—	1,444
Stock compensation – restricted stock units	—	—	30,691	—	—	—	30,691
Stock compensation – variable accounting	—	—	51,875	—	—	—	51,875

Balance at December 31, 2003	403,354	4,034	1,899,398	(2,850)	37,739	(2,974,428)	(1,036,107)

Net income	—	—	—	—	—	588,451	588,451
Foreign currency translation gains, net	—	—	—	—	(502)	—	(502)
Decline of unrealized gains on available-for-sale securities, net of tax effect	—	—	—	—	(10,986)	—	(10,986)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	5,858	—	5,858

Comprehensive income	—	—	—	—	—	—	582,821

Exercise of common stock options, net and vesting of restricted stock	6,290	62	59,943	—	—	—	60,005
Income tax benefit on excess stock-based compensation	—	—	107,251	—	—	—	107,251
Deferred stock-based compensation, net	—	—	1,799	812	—	—	2,611
Issuance of common stock – employee benefit plan	67	1	3,005	—	—	—	3,006
Stock compensation – restricted stock units	—	—	48,625	—	—	—	48,625
Stock compensation – variable accounting	—	—	4,577	—	—	—	4,577

Balance at December 31, 2004	409,711	$4,097	$2,124,598	$(2,038)	$32,109	$(2,385,977)	$(227,211)

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com, Inc., a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company, where customers can find and discover anything they might want to buy online, and endeavor to offer customers the lowest possible prices. We and third-party sellers offer millions of new, used, refurbished, and collectible items, in dozens of product categories.

Amazon.com and its affiliates operate seven retail websites: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, www.amazon.ca, and www.joyo.com. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com. In addition, we operate www.a9.com and www.alexa.com that enable search and navigation, and www.imdb.com, a comprehensive movie database.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating to www.joyo.com) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

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

Business Acquisition

In September 2004, we acquired all of the outstanding shares of Joyo.com Limited (“Joyo.com”), a British Virgin Islands company that operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates, at a purchase price of $75 million, including a cash payment of $71 million (net of cash acquired), the assumption of employee stock options, and transaction-related costs. Acquired intangibles were $6 million with estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $70 million and is classified as “Goodwill” on the consolidated balance sheets. The results of operations of Joyo.com have been included in our consolidated results from the acquisition date forward. The effect on consolidated net sales and operating income was not significant for 2004.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be expensed over the remaining service period. Amortization of these amounts is classified in “Stock-based compensation” on the consolidated statements of operations.

Cash and Cash Equivalents

We classify all highly liquid instruments with a remaining maturity of three months or less at the time of purchase as cash equivalents.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred.

Accounting Change

Effective January 1, 2002, we prospectively changed our inventory costing method from the specific identification method to the first-in-first-out (“FIFO”) method of accounting. This change resulted in a cumulative increase in inventory of $0.8 million, with a corresponding amount recorded to “Cumulative effect of change in accounting principle” on the consolidated statements of operations. We received a letter of preferability for this change in inventory costing from our independent auditors.

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

We provide fulfillment-related services in connection with certain of our Merchants@ and Merchant.com programs. In those arrangements, as well as all other product sales by third parties, the third party maintains ownership of the related products.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $12 million and $6 million at December 31, 2004 and 2003, representing advance payments for insurance, licenses, and other miscellaneous expenses.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

Leases

We account for our lease agreements pursuant to SFAS No 13, “Accounting for Leases,” which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life and the life of the lease, without assuming renewal features, if any, are exercised.

Goodwill

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment in 2004 or 2003. There were no events or circumstances from the date of our assessment through December 31, 2004 that would impact this assessment.

Additionally, during 2004, we acquired $70 million of goodwill related to our acquisition of Joyo.com.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; certain equity investments; and intangible assets, net of amortization. At December 31, 2004, and 2003, deferred issuance charges were $19 million, and $25 million; equity investments were $15 million and $15 million; and intangibles, net of amortization, were $5 million, and $1 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangibles, included within “Other assets,” consist of the following:

	December 31,
	2004			2003
	Other Intangibles, Gross (1)	Accumulated Amortization (1)	Other Intangibles, Net (2)	Other Intangibles, Gross (1)	Accumulated Amortization (1)	Other Intangibles, Net
	(in thousands)
Marketing-related	$3,204	$(304)	$2,900	$5,617	$(5,326)	$291
Contract-based	2,503	(196)	2,307	—	—	—
Technology-based	220	(66)	154	4,386	(4,360)	26
Customer-related	—	—	—	2,021	(1,820)	201

Other intangibles	$5,927	$(566)	$5,361	$12,024	$(11,506)	$518

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	The net carrying amount of intangible assets at December 31, 2004 is scheduled to be fully amortized over the next four years as follows: $2 million in 2005; $1 million in 2006; $1 million in 2007; and $1 million in 2008. The weighted-average amortization period is 3.4 years based on useful life assumptions between one and four years.

The increase in net other intangibles in 2004 primarily relates to the acquisition of Joyo.com.

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. We classify our investments in equity-method investees on the consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses as “Remeasurements and other” on the consolidated statements of operations. Losses from equity-method investees were not significant for 2004, 2003, and 2002. We do not hold over 20% interest in any of our investees as of December 31, 2004 or 2003.

All other equity investments, which consist of investments for which we do not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. For public companies that have readily determinable fair values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair values with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive income (loss),” a separate component of Stockholders’ Deficit.

We generally invest our excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets and are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The weighted average method is used to determine the cost of Euro-denominated securities sold and the specific identification method is used to determine the cost of all other securities.

We periodically evaluate whether declines in fair values of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any recent financing rounds; or other conditions that bear on the value of our investments. At December 31, 2004, gross unrealized losses on our marketable securities were $2 million and were determined to be temporary based on our assessment of the qualitative and quantitative factors discussed above.

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

Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2004 or 2003.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is amortized ratably over the service period. An example of unearned revenue is cash received from third parties under certain Merchants@ agreements for which we provide the services over time.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. See Note 11—“Income Taxes.”

SFAS 109, “Accounting for Income Taxes,” requires deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro-rata basis.

Revenue

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our syndicated stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” Return allowances, which reduce product revenue, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals and other membership programs, are deferred and recognized as revenue on a straight-line basis over the subscription term.

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

Outbound shipping charges to customers are included in “Net sales” and, excluding amounts earned from third-party sellers where we don’t provide fulfillment services, amounted to $420 million, $372 million, and $365 million for 2004, 2003, and 2002.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies, and costs incurred in operating and staffing our fulfillment and customer service centers on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation. Credit card fees and bad debt costs, including those associated with our guarantee for certain third-party seller transactions, are classified in “Fulfillment” on the consolidated statements of operations.

Outbound shipping-related costs totaled $617 million, $508 million, and $404 million for the years ended December 31, 2004, 2003, and 2002.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; credit card fees and bad debt costs, including costs associated with our guarantee for certain third-party seller transactions; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation, are classified as cost of sales rather than fulfillment.

Marketing

Marketing costs consist of primarily online advertising, including through our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations.

We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties. To the extent co-operative marketing reimbursements decline in future periods, we may incur additional expenses to continue certain promotions or elect to reduce or discontinue them.

Marketing expenses also consist of public relations expenditures; payroll and related expenses for personnel engaged in marketing, business development, and selling activities; and to a lesser extent, traditional advertising such as newspaper inserts.

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $141 million, $109 million, and $114 million in 2004, 2003, and 2002. Prepaid advertising costs were not significant at December 31, 2004 and 2003.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in development of our websites, including application development, editorial content, merchandising selection,

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

systems and telecommunications support, costs associated with the systems and telecommunications infrastructure, and costs of acquired content.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business, which are capitalized and depreciated over two years. During 2004, 2003, and 2002 we capitalized $44 million, $30 million, and $25 million of costs associated with development of internal-use software, which is offset by amortization of previously capitalized amounts of $30 million, $24 million, and $26 million. Fixed assets associated with capitalized internal-use software, content, and website development, net of accumulated depreciation, were $47 million and $33 million at December 31, 2004 and 2003.

General and Administrative

General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human relations, among others; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; professional fees and litigation costs; and other general corporate costs.

Stock-Based Compensation

On October 13, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R, Share-Based Payment. SFAS 123R requires us to measure compensation cost for all outstanding unvested share-based awards at fair value beginning on July 1, 2005, however we will early-adopt the provisions of SFAS 123R with an implementation date of January 1, 2005. The adoption of this standard will not affect the stock-based compensation associated with our restricted stock units which are already recorded at fair value on the date of grant and recognized over the service period, and will result in the recognition of stock-based compensation in future periods for remaining unvested stock options as of the effective date. As of the implementation date of this standard, we will no longer have employee stock awards subject to variable accounting treatment. We estimate that stock-based compensation will be approximately $115 million for 2005.

We generally have three categories of stock-based awards: restricted stock units, restricted stock, and stock options. Through December 31, 2004, we accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent stock awards were granted subsequent to December 31, 2002, or were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment.

We have a 401(k) savings plan covering substantially all of our U.S. employees, and eligible employees may contribute through payroll deductions. Beginning in April 2003, we began matching a portion of employee contributions using our common stock. Stock-based compensation includes matching contributions under our 401(k) program.

We record the employer portion of payroll tax expense, a cash tax, resulting from exercises of stock options and vesting of restricted stock in “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” on our consolidated statements of operations and do not include such expenses in “Stock-based compensation.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Stock awards—variable accounting (1)	$4,577	$51,875	$60,130
Fixed accounting (2):
Restricted stock units (3)	48,625	30,691	3,913
Restricted stock (4)	4,500	5,185	4,884

Total stock-based compensation	$57,702	$87,751	$68,927

(1)	Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards. To the extent stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.”
(2)	The fair value of awards is determined at grant date based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period using the accelerated method under FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. To the extent awards are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to stock-based compensation.
(3)	Since October 2002, we have awarded restricted stock units as our primary form of stock-based compensation.
(4)	Includes expense associated with matching contributions of 0.07 million and 0.03 million shares of our common stock under our 401(k) savings plan during 2004 and 2003. No matching contributions were made in 2002.

Outstanding stock awards were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Stock options (1)(2)	18,371	24,961	42,005
Restricted stock units (3)	6,396	4,410	2,935

Outstanding stock awards, excluded from common stock outstanding	24,767	29,371	44,940
Restricted stock (4)	490	790	1,011

Total outstanding stock awards	25,257	30,161	45,951

(1)	The weighted average per share exercise price was $12.98, $12.46, and $11.91 in 2004, 2003, and 2002.
(2)	Includes 0.9 million, 1.1 million, and 4.7 million options in 2004, 2003, and 2002 subject to variable accounting treatment.
(3)	Includes 0.3 million restricted stock units subject to variable accounting treatment in 2004, 2003, and 2002.
(4)	Included in issued and outstanding common stock.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, had been applied to all stock-based awards (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)—as reported	$588,451	$35,282	$(149,132)
Add: Stock-based compensation, as reported	57,702	87,751	68,927
Deduct: Total stock-based compensation determined under fair value based method for all awards	(81,166)	(94,525)	(148,083)

Net income (loss)—SFAS No. 123 adjusted	$564,987	$28,508	$(228,288)

Basic earnings (loss) per share—as reported	$1.45	$0.09	$(0.39)
Basic earnings (loss) per share—SFAS No. 123 adjusted	1.39	0.07	(0.60)
Diluted earnings (loss) per share—as reported	1.39	0.08	(0.39)
Diluted earnings (loss) per share—SFAS No. 123 adjusted	1.33	0.07	(0.60)

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Average risk-free interest rate	2.9%	2.5%	3.1%
Average expected life (in years)	3.3	3.3	3.3
Volatility	57.9%	77.7%	81.8%

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information. Additionally, we may determine that certain of the office space previously vacated as part of our 2001 restructuring, which we have been unable to sublease due to poor real estate market conditions, may be necessary for our future needs. To the extent we elect to utilize this office space we will adjust our restructuring-related liability and classify future payments to the corresponding operating expense categories on the consolidated statements of operations. See “Note 8—Other Operating Expense (Income).”

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. Additionally, the functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com is the same as the local currency of the United Kingdom, Germany, France, Japan, Canada, and China. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ deficit and in the “Effect of exchange-rate changes on cash and cash equivalents,” on the consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on the consolidated statements of operations. See “Note 9—Other Income (Expense), Net.”

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. In periods ending prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ deficit as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. In connection with the remeasurement of intercompany balances, we recorded gains of $41 million and $36 million in 2004 and 2003. During 2004, $210 million was repaid among the entities.

Derivative Financial Instruments

During the second quarter of 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS principal and interest. See “Note 4—Long-Term Debt and Other.”

We hold warrants to purchase equity securities of other companies that are derivative financial instruments, classified in “Other assets” on the consolidated balance sheets. We do not designate our warrants as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized on the consolidated statements of operations, “Remeasurements and other,” in the period of change. We determine the fair value of our warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for our private-company warrants.

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

Stock issuable upon conversion of our convertible debt instruments is excluded from the calculation of diluted earnings per share as its effect is antidilutive. See “Note 4—Long-Term Debt and Other.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of diluted shares (in thousands):

	Year Ended December 31,
	2004	2003	2002
Weighted average shares outstanding	406,480	396,389	379,494
Weighted average shares of restricted stock	(554)	(910)	(1,131)

Shares used in computation of basic earnings (loss) per share	405,926	395,479	378,363
Total dilutive effect of outstanding stock awards (1)	18,831	23,873	—

Shares used in computation of diluted earnings (loss) per share	424,757	419,352	378,363

(1)	The effect of outstanding stock awards, including restricted stock, is antidilutive for periods that we have a net loss and, accordingly, is excluded from the calculation of diluted loss per share in those periods. The dilutive effect of stock awards and restricted stock is included in the calculation of weighted average shares, using the treasury stock method, for periods that we have net income.

Recent Accounting Pronouncements

We will be implementing the provisions of SFAS 123R, “Share-Based Payment,” on January 1, 2005. See “Stock-based compensation” of this Note 1 for additional discussion, including the anticipated effect on our financial results of adopting this standard.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables summarize, by major security type, our cash and marketable securities (in thousands):

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$407,906	$—	$—	$407,906
Cash equivalents pledged as collateral (See Note 5)	9,682	—	—	9,682
Commercial paper and other cash equivalents	882,618	2,394	—	885,012

Total cash and cash equivalents	1,300,206	2,394	—	1,302,600
Asset-backed and agency securities	293,435	2,311	(908)	294,838
U.S. Treasury notes and bonds	141,858	3	(1,133)	140,728
Corporate notes and bonds	29,488	—	(189)	29,299
Equity securities and other	499	11,235	—	11,734

Marketable securities	465,280	13,549	(2,230)	476,599

Total cash, cash equivalents, and marketable securities (2)	$1,765,486	$15,943	$(2,230)	$1,779,199

(1)	The fair value of investments with loss positions was $483 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (substantially all less than twelve months), and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes investments in foreign currencies of $970 million, principally Euros, British Pounds, and Yen.

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$427,306	$—	$—	$427,306
Commercial paper and other cash equivalents	669,403	5,564	—	674,967

Total cash and cash equivalents	1,096,709	5,564	—	1,102,273
U.S. Treasury notes and bonds	145,641	286	(149)	145,778
Asset-backed and agency securities	85,403	302	(13)	85,692
Certificates of deposit	20,026	7,369	—	27,395
Corporate notes and bonds	24,866	131	—	24,997
Equity securities and other	2,454	6,234	—	8,688

Marketable securities	278,390	14,322	(162)	292,550

Total cash, cash equivalents, and marketable securities (2)	$1,375,099	$19,886	$(162)	$1,394,823

(1)	The fair value of investments with loss positions was $100 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (all less than twelve months), and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
(2)	Includes investments in foreign currencies of $764 million, principally Euros, British Pounds, and Yen.

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2004 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$874,774	$877,083
Due after one year through three years	160,965	159,330
Asset-backed and agency securities with various maturities	321,841	323,245

	$1,357,580	$1,359,658

Gross gains of $1 million, $17 million, and $9 million and gross losses of $1 million, $1 million and $1 million were realized on sales of available-for-sale marketable securities for 2004, 2003, and 2002.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. See “Note 5—Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

	December 31,
	2004	2003
Gross Fixed Assets (1):
Fulfillment and customer service (2)	$263,002	$241,497
Technology infrastructure	38,408	25,592
Internal-use software, content, and website development	79,026	57,413
Other corporate assets	42,527	47,236

Gross fixed assets	422,963	371,738

Accumulated Depreciation (1):
Fulfillment and customer service	105,939	84,987
Technology infrastructure	15,086	13,167
Internal-use software, content, and website development	31,866	24,530
Other corporate assets	23,916	24,769

Total accumulated depreciation	176,807	147,453

Total fixed assets, net	$246,156	$224,285

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets which were $216 million and $171 million at December 31, 2004 and 2003.
(2)	Includes our online rental DVD catalog.

Depreciation expense on fixed assets was $75 million, $70 million, and $77 million, which includes amortization of fixed assets acquired under capital lease obligations of $5 million, $7 million and $7 million for 2004, 2003, and 2002. Gross assets remaining under capital leases were $4 million and $5 million at December 31, 2004 and 2003. Accumulated depreciation associated with capital leases was $2 million and $3 million at December 31, 2004 and 2003.

Note 4—LONG-TERM DEBT AND OTHER

Our long-term debt and other long-term liabilities are summarized as follows (in thousands):

	December 31,
	2004	2003
	(in thousands)
4.75% Convertible Subordinated Notes due February 2009	$899,760	$1,049,760
6.875% PEACS due February 2010	935,086	869,711
Long-term restructuring liabilities (see Note 8)	7,922	20,066
Capital lease obligations	1,744	2,717
Other long-term debt	13,188	7,401

	1,857,700	1,949,655
Less current portion of capital lease obligations	(1,229)	(1,558)
Less current portion of other long-term debt	(1,152)	(2,658)

Total long-term debt and other	$1,855,319	$1,945,439

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.875% PEACS

In February 2000, we completed an offering of 690 million Euros of 6.875% PEACS due 2010. The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of 84.883 Euros per share. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. The 6.875% PEACS rank equally with our outstanding 4.75% Convertible Subordinated Notes. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

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

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2004.

During the second quarter of 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS’ principal and interest. Although neither party made cash payments to terminate the agreement, we recorded a non-cash loss of $6 million to “Remeasurements and other” representing the remaining basis in our swap asset. At December 31, 2004, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $7 million, net of tax effects. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, this accumulated loss will be amortized to “Remeasurements and other” over the life of the 6.875% PEACS. No net gains or losses resulting from hedge ineffectiveness were recognized in our results of operations during the year ended December 31, 2002. If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurements and other.”

Based upon quoted market prices, the fair value of the 6.875% PEACS was $936 million and $870 million as of December 31, 2004 and 2003.

4.75% Convertible Subordinated Notes

On February 3, 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due February 2009. The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears in February and August of each year. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to any existing and future senior indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes rank equally with our outstanding 6.875% PEACS. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal plus a redemption premium, plus any accrued and unpaid interest. At December 31, 2004, the redemption premium was 2.375% of the principal, and decreased to 1.900% on February 1, 2005 and will decrease by an additional 47.5 basis points annually until maturity.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2004.

In 2004 and 2003, we redeemed aggregate principal amounts of $150 million and $200 million of our outstanding 4.75% Convertible Subordinated Notes. As provided in the underlying indenture, the redemption prices of $154 million and $206 million represented $4 million (2.375%) and $6 million (2.85%) premiums over the face amount of the redeemed notes. We recorded charges in 2004 and 2003, classified in “Remeasurements and other,” of $6 million and $9 million related to these redemptions, consisting of premiums of $4 million and $6 million and unamortized deferred issuance costs of $2 million and $3 million.

Based upon quoted market prices, the fair value of our 4.75% Convertible Subordinated Notes as of December 31, 2004 and 2003 was $907 million (principal balance of $900 million) and $1.06 billion (principal balance of $1.05 billion).

Note 5—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $55 million, $52 million, and $56 million for 2004, 2003, and 2002.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Operating and capital commitments:
Debt principal and other (1)	$128	$1,250	$340	$373	$899,760	$951,089	$1,852,940
Debt interest (1)	107,026	107,026	107,026	107,026	85,656	64,287	578,047
Capital leases	1,298	510	22	—	—	—	1,830
Operating leases (2)	61,222	64,390	55,678	51,990	43,184	186,737	463,201

Total operating and capital commitments	169,674	173,176	163,066	159,389	1,028,600	1,202,113	2,896,018

Restructuring-related commitments:
Operating leases, net of estimated sublease income	3,057	1,903	1,843	1,497	1,374	1,305	10,979
Other	1,910	—	—	—	—	—	1,910

Total restructuring-related commitments	4,967	1,903	1,843	1,497	1,374	1,305	12,889

Total commitments	$174,641	$175,079	$164,909	$160,886	$1,029,974	$1,203,418	$2,908,907

(1)	The principal payment due in 2010 and the annual interest payments due under our 6.875% PEACS fluctuate based on the Euro/U.S. Dollar exchange ratio, which at December 31, 2004 was 1.3552. As of December 31, 2004, our principal debt obligation for the 6.875% PEACS has increased by $255 million since its issuance in February 2000 due to fluctuations in the Euro/U.S. Dollar exchange ratio. See “Note 15—Subsequent Events (Unaudited).”
(2)	Pursuant to SFAS No. 13, “Accounting for Leases,” lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2004, we have remaining obligations under operating leases for equipment and real estate of $463 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $335 million of additional assets and obligations on our balance sheet at December 31, 2004.

See “Note 8—Other Operating Expense (Income)” for additional information about our restructuring-related lease obligations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations and for real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases; with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock; and based on our credit-rating. The change in the total amount of collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in thousands)
Balance at December 31, 2003	$60,799	$—	$25,936	$86,735
Net change in collateral pledged	(10,383)	1,933	(4,412)	(12,862)

Balance at December 31, 2004 (4)	$50,416	$1,933	$21,524	$73,873

(1)	Pursuant to available standby letter-of-credit facilities totaling $151 million.
(2)	Pursuant to an available line of credit totaling $10 million.
(3)	The required amount of collateral to be pledged on certain of our real estate leases fluctuates based on our market capitalization. At December 31, 2004, our market capitalization was $18.1 billion. If our market capitalization decreases, the required amount of collateral to be pledged will increase $5 million (if market capitalization is less than $18 billion but more than $13 billion) or $11 million (if our market capitalization is less than $13 billion).
(4)	Includes $10 million of cash equivalents pledged as collateral. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the 1933 Act and/or the 1934 Act (the “Securities Class Actions”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. See “Note 15—Subsequent Events (Unaudited).”

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. We dispute the allegations of wrongdoing in this complaint, and intend to vigorously defend ourselves in this matter.

Beginning in March 2003, we were served with complaints filed in several different states, including Illinois and Nevada, by a private litigant purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state False Claims Acts. It is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

On July 17, 2003, Pinpoint, Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The complaint was dismissed without prejudice in December 2004. The complaint alleges that our personalization technology infringes patents obtained by Pinpoint and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees against all defendants. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter. See “Note 15—Subsequent Events (Unaudited).”

On January 12, 2004, Soverain Software LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes several patents obtained by Soverain purporting to cover “Internet Server Access Control and Monitoring Systems” (U.S. Patent No. 5,708,780) and “Network Sales Systems” (U.S. Patent Nos. 5,715,314 and 5,909,492) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. On October 6, 2004, Soverain filed an amended complaint alleging that we infringe two additional patents purporting to cover “Digital Active Advertising” (U.S. Patent No. 6,195,649) and an “Open Network Payment System for Providing Real-Time Authorization of Payment and Purchase Transactions” (U.S. Patent No. 6,205,437). The patents asserted in the amended complaint have since been severed from those asserted in the original complaint, and accordingly a separate complaint has been filed for those patents. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in this matter.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 29, 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter. See “Note 15—Subsequent Events (Unaudited).”

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Inventory Suppliers

During 2004, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 6—STOCKHOLDERS’ DEFICIT

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock shares were outstanding during 2004, 2003, or 2002.

Stock Award Plans

Employees vest in restricted stock unit awards and stock options ratably over the corresponding service term, generally three to six years. Outstanding stock options generally have a term of 10 years from the date of grant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Award Activity

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 3 million, 2 million, and 6 million shares of common stock during 2004, 2003, and 2002 with a per share weighted average fair value of $43.77, $30.14, and $17.55.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 434 million, 433 million, and 433 million at December 31, 2004, 2003 and 2002. Common shares outstanding increased by 6 million shares and 15 million shares during 2004 and 2003, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following summarizes our restricted stock unit activity (in thousands):

Outstanding at December 31, 2001	—
Units granted	2,964
Units vested	—
Units cancelled	(10)

Outstanding at December 31, 2002	2,954
Units granted	2,109
Units vested	(380)
Units cancelled	(273)

Outstanding at December 31, 2003	4,410
Units granted	3,277
Units vested	(741)
Units cancelled	(520)

Outstanding at December 31, 2004	6,426

Scheduled vesting for outstanding restricted stock units at December 31, 2004 is as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Scheduled annual vesting—restricted stock units	1,118	1,925	1,779	1,032	389	183	6,426

The following table summarizes our stock option activity:

	Number of Shares (In thousands)	Weighted Average Exercise Price
Balance December 31, 2001	65,950	$10.65
Options granted	3,045	16.46
Options terminated	(12,262)	10.36
Options exercised	(14,728)	8.26

Balance December 31, 2002	42,005	11.91
Options granted	226	24.81
Options terminated	(2,248)	13.82
Options exercised	(15,022)	10.88

Balance December 31, 2003	24,961	12.46
Options granted	187	33.80
Options terminated	(1,258)	15.66
Options exercised	(5,549)	10.78

Balance December 31, 2004	18,341	12.98

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, we granted 0.33 million shares and terminated 0.35 million shares of restricted stock in 2002. No shares of restricted stock were granted or terminated in 2004 or 2003. As matching contributions under our 401(k) savings plan, we granted 0.07 million and 0.03 million shares of common stock in 2004 and 2003. No matching contributions were made in 2002. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Awards Outstanding			Awards Vested
Range of Exercise Prices	Number of Awards (In thousands)	Remaining Life (yrs)	Weighted Average Exercise Price	Number of Awards (In thousands)	Weighted Average Exercise Price
0.08 – 10.49	13,785	6.1	$7.61	4,525	$6.89
10.50 – 20.99	2,683	6.3	16.43	1,337	16.68
21.00 – 31.49	682	5.3	25.47	475	25.03
31.50 – 41.99	200	5.8	37.58	146	37.60
42.00 – 52.48	222	6.7	44.18	120	44.74
52.49 – 62.98	93	4.2	55.65	92	55.66
62.99 – 73.48	563	4.2	70.84	262	70.34
73.49 – 83.98	49	4.1	75.59	49	75.59
83.99 – 94.47	63	4.2	87.83	63	87.86
94.48 – 104.97	1	4.3	104.97	1	104.97

0.08 – 104.97	18,341	6.0	12.98	7,070	15.43

Common Stock Available for Future Issuance

At December 31, 2004, common stock available for future issuance is as follows (in thousands):

Stock awards	113,600
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11,531
Shares issuable upon conversion of 6.875% PEACS	8,129

Total common stock reserved for future issuance	133,260

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income (loss)	$588,451	$35,282	$(149,132)
Foreign currency translation gains	(502)	14,707	16,910
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the year	5,472	17,434	23,459
Less reclassification of net realized (gains) losses included in net income (loss)	(11,161)	(14,952)	(3,165)

Net unrealized gains (losses) on available-for-sale securities:	(5,689)	2,482	20,294
Net activity of terminated Euro Currency Swap:
Remeasurement of Euro Currency Swap to fair value	—	14,842	21,106
Reclassification of (gains) losses to offset currency losses and gains on hedged portion of 6.875% PEACS included in net income (loss)	—	(5,081)	(12,578)
Amortization of net unrealized losses on terminated euro Currency Swap	1,786	1,127	—

Net activity of terminated Euro Currency Swap	1,786	10,888	8,528
Tax effect of other comprehensive income, net	(1,225)	—	—

Other comprehensive income (loss)	(5,630)	28,077	45,732

Comprehensive income (loss)	$582,821	$63,359	$(103,400)

Tax effect in 2004 of other comprehensive income relates to the following components (in thousands):

Net unrealized gains (losses) on available-for-sale securities
Unrealized gains arising during the year	$5,097
Reclassification of net realized gains included in net income	(10,394)

(5,297)

Amortization of net unrealized losses on terminated Euro Currency Swap	4,072

Net tax effect on other comprehensive income	$(1,225)

Accumulated balances within other comprehensive income were as follows (in thousands):

	December 31,
	2004	2003
	(in thousands)
Net unrealized gains on foreign currency translation	$29,948	$30,450
Net unrealized gains on available-for-sale securities, net of tax	9,341	20,327
Net unrealized losses on terminated Euro Currency Swap, net of tax	(7,180)	(13,038)

Total accumulated other comprehensive income	$32,109	$37,739

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—OTHER OPERATING EXPENSE (INCOME)

Other operating expense (income) was $(8) million, $3 million, and $47 million for 2004, 2003, and 2002, which includes restructuring-related expenses (credits) and amortization of other intangibles. Restructuring-related expenses (credits) were $(9) million, $0 million, and $42 million; and amortization of other intangibles was $1 million, $3 million, and $5 million for 2004, 2003, and 2002.

During 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring, which we had been unable to sublease due to poor real estate market conditions, was necessary for our future needs. We reduced our restructuring-related liability resulting in a gain of $13 million for 2004. Lease payments for this office space are expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations.

In 2004, we streamlined our organizational structure in France to reduce our operating costs. These efforts were primarily focused on eliminating French-office positions in managerial, professional, clerical, and technical roles. The number of employees affected totaled 52 and resulted in severance costs of $4 million classified in “Other operating expense (income)” on the consolidated statements of operations.

Restructuring-related charges were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Asset impairments	$—	$—	$1,182
Continuing lease obligations	(12,304)	140	39,563
Termination benefits	4,225	—	—
Broker commissions, professional fees, and other miscellaneous restructuring costs	(968)	—	828

Total restructuring-related charges	$(9,047)	$140	$41,573

At December 31, 2004, the accrued liability associated with restructuring-related and other charges was $13 million and consisted of the following:

	Balance at December 31, 2003	Subsequent Accruals (Credits), net	Payments	Balance at December 31, 2004	Due Within 12 Months(1)	Due After 12 Months(1)
	(in thousands)
Lease obligations, net of estimated sublease income	$29,343	$(12,304)	$(6,060)	$10,979	$3,057	$7,922
Termination benefits	—	4,225	(2,464)	1,761	1,761	—
Broker commissions, professional fees and other miscellaneous restructuring costs	1,197	(968)	(80)	149	149	—

Total restructuring-related liability	$30,540	$(9,047)	$(8,604)	$12,889	$4,967	$7,922

(1)	Restructuring-related liabilities due within 12 months are classified in “Accrued expenses and other current liabilities” and liabilities due after 12 months are classified in “Long-term debt and other” on our consolidated balance sheets.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring-related lease obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Gross lease obligations	$6,139	$5,389	$5,363	$4,516	$4,418	$5,418	$31,243
Estimated sublease income (1)	(3,082)	(3,486)	(3,520)	(3,019)	(3,044)	(4,113)	(20,264)

Estimated net lease obligations	$3,057	$1,903	$1,843	$1,497	$1,374	$1,305	$10,979

(1)	At December 31, 2004, we had signed contractual sublease agreements covering $13 million in future payments.

Note 9—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Gains on sales of marketable securities, net	$586	$9,598	$5,700
Foreign-currency transaction losses, net	(5,214)	(3,043)	(1,086)
Other miscellaneous gains (losses), net	(73)	(41)	309

Total other income (expense), net	$(4,701)	$6,514	$4,923

Foreign-currency transaction losses primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Note 10—REMEASUREMENTS AND OTHER

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Foreign-currency losses on remeasurement of 6.875% PEACS (1)	$(65,375)	$(140,130)	$(103,136)
Gain on sales of Euro-denominated investments, net	9,469	5,827	2,227
Gain on sales of equity investments, net	15,406	796	13,044
Loss on redemption of long-term debt	(5,672)	(23,829)	—
Loss on termination of Euro Currency Swap (2)	—	(5,880)	—
Foreign-currency effect on intercompany balances (3)	40,883	35,574	—
Other-than-temporary impairments and other (4)	4,465	(2,455)	(12,577)

Total remeasurements and other	$(824)	$(130,097)	$(100,442)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the remaining basis in our swap asset upon date of termination.
(3)	Represents the gains associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1—Description of Business and Accounting Policies.”
(4)	Included in 2004 is a gain of $6 million relating to the settlement of a contractual dispute, and included in 2003 and 2002 is $0.4 million and $4 million of losses from equity-method investees. No equity-method losses or income were reported in 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—INCOME TAXES

Cash taxes paid were $4 million, $2 million, and $1 million for 2004, 2003, and 2002.

The components of the provision for income taxes, net are as follows:

	December 31,
	2004	2003	2002
Current taxes:
U.S. and state	$12,148	$362	$5
International	11,967	2,413	(152)

Current taxes	24,115	2,775	(147)
Deferred taxes	(256,696)	931	(553)

Provision for income taxes, net	$(232,581)	$3,706	$(700)

U.S. and international components of income (loss) before income taxes are as follows:

	December 31,
	2004	2003	2002
U.S.	$359,268	$58,208	$(167,720)
International	(3,398)	(19,220)	17,888

Income (loss) before income taxes	$355,870	$38,988	$(149,832)

Total income tax expense/(benefit) and amounts allocated to stockholders’ deficit were as follows:

	2004	2003	2002
Income from continuing operations	$(232,581)	$3,706	$(700)
Stockholders’ deficit	(105,883)	(2,224)	23

	$(338,464)	$1,482	$(677)

The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Decrease in beginning-of-year balance of the valuation allowance	(102.2)%	(57.1)%	(37.4)%
Net operating losses of foreign subsidiaries not benefited	2.5%	25.7%	(0.4)%
Permanent differences, state income taxes, and other	(0.7)%	5.9%	3.3%

Total	(65.4)%	9.5%	0.5%

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax expense/(benefit) attributable to income from continuing operations for the year ended December 31, 2004 are as follows:

	For the year ended December 31,
	2004	2003	2002
Deferred tax expense/(benefit) exclusive of the effect of the items listed below	$145,374	$43,093	$1,468
Decrease in beginning-of-year balance of the valuation allowance	(240,067)	—	—
Tax benefit of net operating loss carryforwards	(162,003)	(42,162)	(2,021)

Total deferred tax expense/(benefit)	$(256,696)	$931	$(553)

Deferred income taxes were:

	December 31,
	2004	2003
Deferred tax assets:
Net operating losses	$801,000	$898,000
Assets held for investment	273,000	343,000
Revenue items	29,000	25,000
Expense items, including stock-based compensation	128,000	235,000
Tax credits	6,000	—

Total gross deferred tax assets	1,237,000	1,501,000
Less valuation allowance	(874,000)	(1,496,000)

Net deferred tax assets	363,000	5,000
Deferred tax liabilities:
Expense items	(7,000)	(3,000)

Net deferred tax	$356,000	$2,000

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

We had a net tax benefit in 2004 of $233 million, representing $0.57 and $0.55 of basic and diluted earnings per share, resulting primarily from the effect of changes in our valuation assessment of deferred tax assets during 2004. In connection with this assessment we also recorded a net credit to “Stockholders’ Deficit” of $106 million on our consolidated balance sheet for 2004.

At December 31, 2004, our gross deferred tax assets related to our NOLs were approximately $800 million (relating to approximately $2.6 billion of NOLs), offset by a valuation allowance of approximately $530 million

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to uncertainty about their future realization. If in the future we determine that the remaining $530 million of NOL deferred tax assets is more likely than not to be realizable, substantially all would be credited to “Stockholders’ Deficit” rather than the income statement since they primarily relate to tax-deductible stock-based compensation in excess of amounts recognized for financial reporting purposes. The majority of our NOLs expire after 2016. In addition, utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

We also have approximately $70 million of deferred tax assets relating to approximately $225 million capital loss carryforwards that expire in 2005 and thereafter. Due to uncertainty regarding future realization, we have provided a full valuation allowance for this portion of our deferred tax asset.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings totaling $20 million as of December 31, 2004 because these earnings are intended to be permanently reinvested in operations outside of the United States.

Note 12—SEGMENT INFORMATION

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief operating decision maker reviews our operating results in assessing performance and allocating resources.

Direct segment operating expenses include the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but not “Stock-based compensation” or “Other operating income (expense).” A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in thousands):

Year Ended December 31, 2004:

	North America	International	Consolidated
Net sales	$3,847,344	$3,073,780	$6,921,124
Cost of sales	2,823,792	2,495,335	5,319,127

Gross profit	1,023,552	578,445	1,601,997
Direct segment operating expenses	702,676	409,158	1,111,834

Segment operating income	320,876	169,287	490,163
Stock-based compensation			57,702
Other operating income			(7,964)

Income from operations			440,425
Total non-operating expense, net			84,555
Benefit from income taxes, net			(232,581)

Net income			$588,451

Year Ended December 31, 2003:

	North America	International	Consolidated
Net sales	$3,258,413	$2,005,286	$5,263,699
Cost of sales	2,391,749	1,614,782	4,006,531

Gross profit	866,664	390,504	1,257,168
Direct segment operating expenses	583,619	312,311	895,930

Segment operating income	283,045	78,193	361,238
Stock-based compensation			87,751
Other operating expenses			2,892

Income from operations			270,595
Total non-operating expense, net			231,607
Provision for income taxes, net			3,706

Net income			$35,282

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002:

	North America	International	Consolidated
Net sales	$2,761,457	$1,171,479	$3,932,936
Cost of sales	2,020,472	919,846	2,940,318

Gross profit	740,985	251,633	992,618
Direct segment operating expenses	561,318	251,198	812,516

Segment operating income	179,667	435	180,102
Stock-based compensation			68,927
Other operating income			47,051

Income from operations			64,124
Total non-operating expense, net			214,757
Provision for income taxes, net			(700)
Cumulative effect of change in accounting principle			(801)

Net loss			$(149,132)

Net sales shipped to customers outside of the U.S. represented approximately 49%, 43%, and 35% of net sales for 2004, 2003, and 2002. Net sales from www.amazon.co.uk, www.amazon.de, and www.amazon.co.jp each represented 10% or more of consolidated net sales in 2004, and net sales from www.amazon.co.uk and www.amazon.de each represented 10% or more of consolidated net sales in 2003 and 2002. Net fixed assets held in locations outside the U.S. were $57 million, $45 million, and $44 million at December 31, 2004, 2003, and 2002.

Total assets, by segment, reconciled to consolidated amounts were (in thousands):

	December 31,
	2004	2003	2002
North America	$1,921,686	$1,276,300	$1,525,038
International	1,326,822	885,733	465,411

Consolidated	$3,248,508	$2,162,033	$1,990,449

Depreciation expense, by segment, was as follows (in thousands):

	North America	International	Consolidated
2004	$63,173	$11,490	$74,663
2003	59,558	10,186	69,744
2002	67,036	9,625	76,661

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,302,600	$1,302,600	$1,102,273	$1,102,273
Marketable securities (1)	476,599	476,599	292,550	292,550
Other equity investments (2)	15,018	59,092	14,831	86,517
Long-term debt (3)	1,834,846	1,842,763	1,919,471	1,924,995

(1)	The fair value of marketable securities is determined from publicly quoted prices. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”
(2)	The fair value of other equity investments is determined from publicly quoted prices, plus the carrying amount of privately-held investments for which market values are not readily determinable. We evaluate “Other equity investments” for impairment in accordance with our stated policy. See “Note 1—Description of Business and Accounting Policies.”
(3)	The fair value of our long-term debt is determined based on quoted prices. See “Note 4—Long-Term Debt and Other.”

Note 14—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2004, 2003, and 2002. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in thousands, except per share data):

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,540,959	$1,462,475	$1,387,341	$1,530,349
Gross profit	544,466	355,651	341,046	360,834
Net income	346,688	54,147	76,480	111,136
Basic earnings per share (1)	$0.85	$0.13	$0.19	$0.28
Diluted earnings per share (1)	$0.82	$0.13	$0.18	$0.26
Shares used in computation of earnings (loss) per share:
Basic	408,227	406,647	405,268	403,542
Diluted	425,034	424,777	424,678	424,519

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,945,772	$1,134,456	$1,099,912	$1,083,559
Gross profit	426,837	285,821	273,928	270,582
Net income (loss)	73,154	15,563	(43,314)	(10,121)
Basic earnings (loss) per share (1)	$0.18	$0.04	$(0.11)	$(0.03)
Diluted earnings (loss) per share (1)	$0.17	$0.04	$(0.11)	$(0.03)
Shares used in computation of earnings (loss) per share:
Basic	401,422	397,912	393,876	388,541
Diluted	425,214	422,802	393,876	388,541

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,428,610	$851,299	$805,605	$847,422
Gross profit	335,159	216,167	218,167	223,125
Income (loss) before change in accounting principle	2,651	(35,080)	(93,553)	(23,951)
Cumulative effect of change in accounting principle	—	—	—	$801
Net income (loss)	2,651	$(35,080)	$(93,553)	$(23,150)
Basic and diluted earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.01	$(0.09)	$(0.25)	$(0.06)
Cumulative effect of change in accounting principle	—	—	—	—

	$0.01	$(0.09)	$(0.25)	$(0.06)
Shares used in computation of earnings (loss) per share:
Basic	383,702	379,650	376,937	373,031
Diluted	407,056	379,650	376,937	373,031

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 15—SUBSEQUENT EVENTS (UNAUDITED)

On March 7, 2005, we redeemed 200 million Euros principal of our 6.875% PEACS for a cash payment of $266 million, which includes $1 million of interest from and including February 16 through March 6, 2005. Under the Indenture, no premium was required. As of March 7, 2005, the outstanding principal amount of our 6.875% PEACS was 490 million Euros ($649 million using the Euro to U.S. Dollar exchange rate on that date).

Regarding litigation matters, in March 2005, we signed a Stipulation of Settlement with counsel representing the alleged plaintiff class, with respect to the 1934 Act claims in the Securities Class Actions. If approved by the court, the settlement would dispose of all claims arising under the 1934 Act, but not the 1933 Act, in exchange for a payment of $27,500,000, most if not all of which we expect to be funded by our insurers. In the Pinpoint litigation, the lawsuit was refiled in March 2005 in the U.S. District Court for the Northern District of Illinois after being dismissed without prejudice by the same court in December 2004. In the Cendant litigation, Cendant voluntarily withdrew its complaint without prejudice in February 2005. However, we expect the plaintiff to refile the claims unless they are otherwise settled or disposed of. See “Note 5—Commitments and Contingencies—Legal Proceedings.”

Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Amazon.com, Inc. maintained effective internal control over financial reporting, as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Amazon.com, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004 of Amazon.com, Inc. and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Seattle, Washington

February 24, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004

Consolidated Statements of Operations for each of the three years ended December 31, 2004

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Deficit for each of the three years ended December 31, 2004

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 ¾% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.3	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.4	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.4†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.5†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.6†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.7†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.8†	Offer Letter of Employment to Kal Raman, dated July 29, 2004.

Exhibit Number	Description

10.9†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.11†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter of Ernst & Young LLP, Independent Auditors, regarding change in accounting principle (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2005.

AMAZON.COM, INC.

By:	/s/ JEFFREY P. BEZOS
Jeffrey P. Bezos President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2005.

Signature	Title

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK S. PEEK Mark S. Peek	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ TOM A. ALBERG Tom A. Alberg	Director

/s/ JOHN SEELY BROWN John Seely Brown	Director

/s/ L. JOHN DOERR L. John Doerr	Director

/s/ WILLIAM B. GORDON William B. Gordon	Director

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director

/s/ THOMAS O. RYDER Thomas O. Ryder	Director

/s/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets—Reserves

	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Written Off	Balance at End of Period
	(in thousands)
December 31, 2004	$17,594	$29,642	$(24,450)	$22,786
December 31, 2003	19,967	17,788	(20,161)	17,594
December 31, 2002	13,235	7,368	(636)	19,967

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

4.1

Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4¾% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2

Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.3	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.4	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

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

10.5†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.6†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.7†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.8†	Offer Letter of Employment to Kal Raman, dated July 29, 2004.

10.9†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

Exhibit Number	Description

10.11†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

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