Form 10-Q
period 2005-03-31
AMAZON COM INC
filed 2005-04-28
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

410,890,321 shares of common stock, par value $0.01 per share outstanding as of April 22, 2005

AMAZON.COM, INC.

FORM 10-Q

For the Three Months Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,303	$1,102	$769	$496
OPERATING ACTIVITIES:
Net income	78	111	555	157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	28	18	86	73
Stock-based compensation	19	7	70	68
Other operating expense (income)	1	—	(7)	1
Losses (gains) on sales of marketable securities, net	—	(1)	1	(7)
Remeasurements and other	(14)	(20)	8	88
Non-cash interest expense and other	1	1	5	6
Deferred income taxes	50	(7)	(200)	(6)
Cumulative effect of change in accounting principle	(26)	—	(26)	—
Changes in operating assets and liabilities:
Inventories	72	13	(110)	(94)
Accounts receivable, net and other current assets	10	14	(6)	(12)
Accounts payable	(425)	(256)	117	138
Accrued expenses and other current liabilities	(31)	(71)	24	(11)
Additions to unearned revenue	29	23	115	102
Amortization of previously unearned revenue	(25)	(24)	(107)	(108)
Interest payable	(61)	(58)	(2)	(2)

Net cash provided by (used in) operating activities	(294)	(250)	523	393
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(26)	(9)	(106)	(49)
Sales and maturities of marketable securities and other investments	348	570	1,205	1,174
Purchases of marketable securities	(504)	(505)	(1,583)	(807)
Proceeds from sale of subsidiary	—	—	—	5
Acquisitions, net of cash acquired	(15)	—	(86)	—

Net cash provided by (used in) investing activities	(197)	56	(570)	323
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	9	15	55	140
Repayments of long-term debt and capital lease obligations	(265)	(156)	(267)	(648)

Net cash used in financing activities	(256)	(141)	(212)	(508)
Foreign-currency effect on cash and cash equivalents	(23)	2	23	65

Net increase (decrease) in cash and cash equivalents	(770)	(333)	(236)	273

CASH AND CASH EQUIVALENTS, END OF PERIOD	$533	$769	$533	$769

SUPPLEMENTAL CASH FLOW INFORMATION:
Fixed assets acquired under capital leases and other financing arrangements	$—	$1	$1	$3
Cash paid for interest	84	86	106	122
Cash paid for income taxes	3	—	7	2

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,902	$1,530
Cost of sales	1,444	1,169

Gross profit	458	361
Operating expenses (1):
Fulfillment	166	129
Marketing	45	34
Technology and content	92	58
General and administrative	46	30
Other operating expense	1	—

Total operating expenses	350	251

Income from operations	108	110
Interest income	9	6
Interest expense	(26)	(28)
Other income, net	3	1
Remeasurements and other	14	20

Total non-operating income (expense), net	—	(1)

Income before income taxes	108	109
Provision (benefit) for income taxes	56	(2)

Income before cumulative effect of change in accounting principle	52	111
Cumulative effect of change in accounting principle	26	—

Net income	$78	$111

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.13	$0.28
Cumulative effect of change in accounting principle	0.06	—

	$0.19	$0.28

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.12	$0.26
Cumulative effect of change in accounting principle	0.06	—

	$0.18	$0.26

Weighted average shares used in computation of earnings per share:
Basic	410	404

Diluted	423	425

(1) Includes stock-based compensation as follows:
Fulfillment	$4	$1
Marketing	1	1
Technology and content	10	3
General and administrative	4	2

Total stock-based compensation	$19	$7

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533	$1,303
Marketable securities	618	476

Cash, cash equivalents, and marketable securities	1,151	1,779
Inventories	403	480
Deferred tax assets, current portion	68	81
Accounts receivable, net and other current assets	171	199

Total current assets	1,793	2,539
Fixed assets, net	245	246
Deferred tax assets, long-term portion	239	282
Goodwill	149	139
Other assets	46	42

Total assets	$2,472	$3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$704	$1,142
Accrued expenses and other current liabilities	309	361
Unearned revenue	45	41
Interest payable	13	74
Current portion of long-term debt and other	2	2

Total current liabilities	1,073	1,620
Long-term debt and other	1,561	1,855
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000 Issued and outstanding shares — 411 and 410 shares	4	4
Additional paid-in capital	2,118	2,123
Accumulated other comprehensive income	24	32
Accumulated deficit	(2,308)	(2,386)

Total stockholders’ deficit	(162)	(227)

Total liabilities and stockholders’ deficit	$2,472	$3,248

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2005 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K. On January 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities relating to www.joyo.com, in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, sales returns, receivables valuation, restructuring-related liabilities, incentive discount offers, valuation of investments, valuation of acquired intangibles, taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Business Acquisitions

We acquired certain companies in March 2005 for an aggregate cash purchase price of $18 million. Acquired intangibles totaled $8 million and have estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $10 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income was not significant for Q1 2005.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $16 million and $12 million at March 31, 2005 and December 31, 2004, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Goodwill

We have elected to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Based on our 2004 analysis, no impairments were present, and no indicators of impairment were identified during Q1 2005.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; certain equity investments; and other intangibles. At March 31, 2005 and December 31, 2004, deferred issuance charges were $15 million and $19 million; equity investments were $14 million and $15 million; and other intangibles, net were $13 million and $5 million.

Other intangibles consist of the following:

	March 31, 2005			December 31, 2004
	Other Intangibles, Gross (1)	Accumulated Amortization (1)	Other Intangibles, Net (2)	Other Intangibles, Gross (1)	Accumulated Amortization (1)	Other Intangibles, Net
	(in millions)
Marketing-related	$4.7	$(0.6)	$4.1	$3.2	$(0.3)	$2.9
Contract-based	2.5	(0.4)	2.1	2.5	(0.2)	2.3
Technology-based	5.0	(0.1)	4.9	0.2	—	0.2
Customer-based	1.6	—	1.6	—	—	—

Other intangibles	$13.8	$(1.1)	$12.7	$5.9	$(0.5)	$5.4

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	The net carrying amount of intangible assets at March 31, 2005 is scheduled to be fully amortized over the next four years as follows: $3 million in the remainder of 2005; $4 million in 2006; $4 million in 2007; and $2 million in 2008. The weighted-average amortization period is 3.1 years based on useful life assumptions of between one and four years.

Amortization of other intangibles was $1 million and $0.1 million for Q1 2005 and Q1 2004.

Income Taxes

Income tax expense includes U.S. and International income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. See Note 9 — “Income Taxes.”

SFAS No. 109, “Accounting for Income Taxes,” requires deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro-rata basis.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $108 million and $94 million for Q1 2005 and Q1 2004. Outbound shipping charges to customers do not include amounts earned on shipping

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

by third-party sellers where we do not provide the fulfillment service. Outbound shipping-related costs are included in “Cost of sales” and totaled $163 million and $137 million for Q1 2005 and Q1 2004. The net cost to us of shipping activities was $55 million and $43 million for Q1 2005 and Q1 2004.

Internal-use Software and Website Development

During Q1 2005 and Q1 2004, we capitalized $18 million, including $2 million of stock-based compensation, and $7 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $10 million and $7 million.

Depreciation of Fixed Assets

Fixed assets include assets purchased under capital leases and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (two to ten years). Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations. Depreciation expense for fixed assets, including amortization of internal-use software and website development, was $22 million and $17 million for Q1 2005 and Q1 2004.

Stock-Based Compensation

Effect of Early Adoption of SFAS 123(R)

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options subsequent to December 31, 2002 or stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). Because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1 million in Q1 2005. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The application of SFAS 123(R) had the following effect on Q1 2005 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$121.9	$(14.1)	$107.8
Income before income taxes	121.9	(14.1)	107.8
Income before cumulative effect of change in accounting principle	65.9	(14.1)	51.8
Net income	65.9	12.3	78.2

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.16	$(0.03)	$0.13
Cumulative effect of change in accounting principle	0.00	0.06	0.06

	$0.16	$0.03	$0.19

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.16	$(0.04)	$0.12
Cumulative effect of change in accounting principle	0.00	0.06	0.06

	$0.16	$0.02	$0.18

Cash flow from operating activities	$(293.1)	$(0.9)	$(294.0)
Cash flow from financing activities	(256.9)	0.9	(256.0)

Valuation Assumptions for Stock Options

No stock options were granted during Q1 2005. The fair value for each stock option granted during Q1 2004 was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Q1 2005	Q1 2004
Average risk-free interest rate	N/A	2.1%
Average expected life (in years)	N/A	3.3
Volatility	N/A	62.9%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Fair Value Disclosures — Prior to SFAS 123(R) Adoption

Stock-based compensation in Q1 2004 was determined using the intrinsic value method. The following table provides supplemental information for Q1 2004 as if stock-based compensation had been computed under SFAS 123 (in millions, except per share data):

Q1 2004
Net income — as reported	$111.1
Add: Stock-based compensation, as reported	7.1
Deduct: Total stock-based compensation determined using SFAS 123 fair value-based method for all awards	(18.0)

Net income — SFAS 123 fair value adjusted	$100.2

Basic earnings per share — as reported	$0.28
Diluted earnings per share — as reported	0.26
Basic earnings per share — SFAS 123 fair value adjusted	0.25
Diluted earnings per share — SFAS 123 fair value adjusted	0.24

Note 2 — Cash, Cash Equivalents, and Marketable Securities

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities at fair value:

	March 31, 2005	December 31, 2004
	(in millions)
Cash	$151.5	$407.9
Cash equivalents pledged as collateral (See Note 4)	10.0	9.7
Commercial paper and short-term securities (1)	371.0	885.0

Cash and cash equivalents	532.5	1,302.6
Corporate notes and bonds	217.4	29.3
Asset-backed and agency securities	215.7	294.9
U.S. Treasury notes and bonds	141.5	140.7
Certificates of deposit	37.5	—
Equity securities and other	6.0	11.7

Marketable securities (1)	618.1	476.6

Total cash, cash equivalents, and marketable securities (2)	$1,150.6	$1,779.2

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	At March 31, 2005, gross unrealized gains and losses were not significant.
(2)	Includes amounts held in foreign currencies of $605 million and $970 million at March 31, 2005 and December 31, 2004. Amounts held in foreign currencies are primarily Euros, British Pounds, and Yen.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	March 31, 2005	December 31, 2004
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$899.8	$899.8
6.875% PEACS due February 2010 (2)(3)	635.3	935.1
Other long-term debt and capital lease obligations	27.8	22.8

	1,562.9	1,857.7
Less current portion of other long-term debt and capital lease obligations	(2.3)	(2.4)

Total long-term debt and other	$1,560.6	$1,855.3

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At March 31, 2005, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.9%.
(2)	In Q1 2005, we redeemed an aggregate principal amount of €200 million ($265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium was required. We recorded a charge in Q1 2005, classified in “Remeasurements and other,” of approximately $4 million related to the redemption, consisting of $2 million in unamortized deferred issuance charges and $2 million relating to unrealized losses from our currency swap to hedge a portion of our 6.875% PEACS (“Euro Currency Swap”) terminated in Q2 2003. Accrued and unpaid interest of $0.9 million was also paid at redemption and recorded to “Interest expense.”
(3)	The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($110.05, based on the exchange rate as of March 31, 2005). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 5.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest. No premium payment is required for early redemption.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $15 million for Q1 2005 and Q1 2004.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2005:

	Nine Months Ending December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$0.4	$1.2	$0.3	$0.4	$899.8	$651.1	$1,553.2
Debt interest (1)	21.4	86.4	86.4	86.4	65.0	43.7	389.3
Capital leases	1.1	0.7	—	—	—	—	1.8
Operating leases (2)(3)	53.1	73.1	64.2	58.5	49.4	188.3	486.6

Total commitments	$76.0	$161.4	$150.9	$145.3	$1,014.2	$883.1	$2,430.9

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2005, the Euro to U.S. Dollar exchange rate was 1.2965. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $152 million as of March 31, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS in Q1 2005 and 4.75% Convertible Subordinated Notes in Q1 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of March 31, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $487 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $354 million of additional obligations on our balance sheet at March 31, 2005.
(3)	Includes $12 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $8 million due after 12 months and included in “Long-term debt and other” on our balance sheet. These amounts are net of anticipated sublease income of $19 million (we have signed sublease agreements for $12 million).

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases and with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock, and based on our credit-rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50.4	$1.9	$21.6	$73.9
Net change in collateral pledged	(0.7)	—	5.2	4.5

Balance at March 31, 2005 (4)	$49.7	$1.9	$26.8	$78.4

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.
(2)	Pursuant to an available line of credit totaling $10 million.
(3)	At March 31, 2005, our market capitalization was $14.1 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.
(4)	Includes $10 million of cash equivalents pledged as collateral. See “Note 2 — Cash, Cash Equivalents, and Marketable Securities.”

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1934 Act claims. In April 2005, we agreed in principle to settle the 1933 Act claims with counsel representing the plaintiff class asserting those claims. If finalized and approved by the Court, these settlements would dispose of all claims asserted in these lawsuits in exchange for payments totaling $47.5 million, substantially all of which we expect to be funded by our insurers.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

Note 5 — Stockholders’ Deficit

Stock Award Plans and Shares Reserved for Future Issuance

Common stock reserved for future issuance was as follows (in millions):

	March 31, 2005	December 31, 2004
Stock awards	113.7	113.6
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11.5	11.5
Shares issuable upon conversion of 6.875% PEACS	5.8	8.2

Total common stock reserved for future issuance	131.0	133.3

Stock Award Activity

Employees vest in restricted stock unit awards and stock options ratably over the service term, generally three to six years. Outstanding stock options generally have a term of 10 years from the date of grant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 0.5 million and 0.1 million shares of common stock during Q1 2005 and Q1 2004 with a per share weighted average fair value of $39.48 and $46.94. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Stock options	17.0	18.4
Restricted stock units	6.6	6.4
Outstanding stock awards, excluded from common stock outstanding	23.6	24.8
Restricted stock, included in outstanding common stock	0.3	0.5

Total outstanding stock awards	23.9	25.3

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 434 million at each of March 31, 2005 and December 31, 2004. Common shares outstanding increased by 1 million shares during Q1 2005 due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following table summarizes our restricted stock unit activity in Q1 2005 (in millions):

Number of Units
Outstanding at December 31, 2004	6.4
Units granted	0.5
Units vested	(0.2)
Units cancelled	(0.1)

Outstanding at March 31, 2005	6.6

The aggregate intrinsic value of restricted stock units as of March 31, 2005 was $225 million. Intrinsic value for restricted stock units is calculated based on the number of awards outstanding and the quoted price of our common stock as of the reporting date.

Scheduled vesting for outstanding restricted stock units at March 31, 2005 is as follows (in millions):

	Nine Months Ended December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
Scheduled vesting — restricted stock units	1.1	1.9	1.9	1.1	0.4	0.2	6.6

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes our stock option activity in Q1 2005:

	Number of Options	Weighted Avg Exercise Price
	(in millions)
Outstanding at December 31, 2004	18.4	$12.98
Options granted	—	—
Options terminated	(0.5)	11.04
Options exercised	(0.9)	9.23

Outstanding at March 31, 2005	17.0	$13.24

The following table summarizes information about stock options outstanding at March 31, 2005:

	Stock Awards Outstanding			Stock Awards Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price	Number of Awards	Weighted Avg Exercise Price
	(in millions)			(in millions)
$ 0.08 – $ 10.49	12.7	6.0	$7.61	4.8	$7.03
10.50 – 20.99	2.5	6.1	16.40	1.3	16.60
21.00 – 31.49	0.6	5.1	25.60	0.5	25.43
31.50 – 41.99	0.2	5.5	37.61	0.2	37.63
42.00 – 52.48	0.2	6.6	44.19	0.1	44.74
52.49 – 62.98	0.1	3.9	55.68	0.1	55.69
62.99 – 73.48	0.6	4.0	70.85	0.3	70.35
73.49 – 104.97	0.1	4.0	82.84	0.1	82.84

$ 0.08 – $104.97	17.0	5.9	$13.24	7.4	$15.21

The aggregate intrinsic value of stock options outstanding at March 31, 2005 was $388 million, of which $159 million relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date.

As matching contributions under our 401(k) savings plan, we granted 0.03 million and 0.02 million shares of common stock in Q1 2005 and Q1 2004. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

Stock-based compensation calculated under SFAS 123(R) for Q1 2005 and calculated using the intrinsic value method in Q1 2004 consisted of the following:

	Q1 2005	Q1 2004
	(in millions)
Stock awards — variable accounting (1)	$—	$(2.6)
Fixed accounting (2):
Restricted stock units (3)	11.5	7.9
Restricted stock (4)	1.2	1.8
Stock options	6.8	—

Total stock-based compensation	$19.5	$7.1

(1)

Due to our implementation of SFAS 123(R) on January 1, 2005, we no longer have employee stock awards subject to variable accounting treatment. Prior to January 1, 2005, variable accounting treatment resulted in

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards. To the extent stock options were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

(2)	The fair value of restricted stock units is determined at grant date based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is calculated using a Black-Scholes option valuation model. Such value is recognized as expense over the service period using the accelerated method under SFAS 123(R). Effective with our adoption of SFAS 123(R), estimates of forfeited awards are incorporated into our determination of period expenses resulting in expense recognition only for awards we expect to ultimately vest. Prior to our adoption of SFAS 123(R), to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.
(3)	Since October 2002, we have awarded restricted stock units as our primary form of stock-based compensation.
(4)	Includes expense associated with matching contributions of our common stock under our 401(k) savings plan.

As of March 31, 2005, there was $132 million of total unrecognized compensation cost, net of estimated forfeitures of $71 million, related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.2 years.

During Q1 2005 and Q1 2004, the fair value of restricted stock units and restricted stock awards vested during the period was $8 million and $11 million, and the intrinsic value of options exercised was $25 million and $54 million.

Note 6 — Other Comprehensive Income (Loss)

Comprehensive income was $70 million and $107 million for Q1 2005 and Q1 2004. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Accumulated balances within other comprehensive income were as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Net unrealized gains on foreign currency translation	$28.3	$29.9
Net unrealized gains on available-for-sale securities, net of tax	4.4	9.4
Net unrealized losses on terminated Euro Currency Swap, net of tax	(8.8)	(7.2)

Total accumulated other comprehensive income	$23.9	$32.1

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7 — Other Income, Net

Other income, net consisted of the following:

	Q1 2005	Q1 2004
	(in millions)
Gain (loss) on sales of marketable securities, net	$(1.3)	$1.1
Foreign-currency transaction gains (losses), net (1)	4.7	(1.0)
Other miscellaneous gains (losses), net	(0.1)	0.7

Total other income, net	$3.3	$0.8

(1)	Foreign-currency transaction losses primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Note 8 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Q1 2005	Q1 2004
	(in millions)
Foreign-currency gains on remeasurement of 6.875% PEACS (1)	$34.9	$20.5
Gain (loss) on sales of Euro-denominated investments, net	(1.5)	3.1
Loss on redemption of long-term debt (See Note 3)	(4.3)	(5.7)
Foreign-currency effect on intercompany balances (2)	(14.0)	(3.1)
Other (3)	(1.6)	5.6

Total remeasurements and other	$13.5	$20.4

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	In Q1 2004, we recorded a gain of $6 million relating to the settlement of a contractual dispute.

Note 9 — Income Taxes

Our Q1 2005 effective tax rate was higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005. Since we have Net Operating Losses (“NOLs”) for tax purposes, these asset transfers will not have a significant effect on cash taxes paid.

At March 31, 2005, approximately $760 million of our gross deferred tax assets were related to approximately $2.4 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 (“IRC”), and other limitations under state and foreign tax laws.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 10 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. Additionally, we do not allocate the line item “Other operating income (expense)” to our segment operating results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) through North America-focused websites, such as www.amazon.com and www.amazon.ca, from North America-focused Syndicated Stores and mail-order catalogs, and from non-retail activities such as North America-focused Merchant.com, marketing, and promotional agreements.

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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Q1 2005			Q1 2004
	North America	International	Consolidated	North America	International	Consolidated
Net sales	$1,026.7	$874.9	$1,901.6	$846.8	$683.5	$1,530.3
Cost of sales	747.9	695.2	1,443.1	620.9	548.5	1,169.4

Gross profit	278.8	179.7	458.5	225.9	135.0	360.9
Direct segment operating expenses	212.8	117.1	329.9	150.4	93.5	243.9

Segment operating income	66.0	62.6	128.6	75.5	41.5	117.0
Stock-based compensation			(19.5)			(7.1)
Other operating income (expense)			(1.3)			0.5

Income from operations			107.8			110.4
Total non-operating income (expense), net			—			(1.0)
Provision for income taxes			(56.0)			1.7
Cumulative effect of change in accounting principle			26.4			—

Net income			$78.2			$111.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Additional Factors That May Affect Future Results,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers of our global websites. The products offered on our websites include products we have purchased from distributors, publishers, and manufacturers and products offered by third parties. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by third parties.

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income result from increases in sales through our websites and a focus on keeping our operating costs low, offset by investments we make in longer-term strategic initiatives including hiring additional software engineers and computer scientists. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, expanding product information, improving ease of use, and earning customer trust.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders. We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods. Total shares outstanding plus outstanding stock awards were 434 million at each of March 31, 2005 and December 31, 2004.

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

and build and optimize our fulfillment centers, are largely fixed in that they do not vary directly with sales. The customer experience costs that remain largely variable as a percentage of sales include product costs; credit-card processing fees; bad debt; picking, packaging, and preparing orders for shipment; transportation; customer service support; and most aspects of our marketing costs. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing; seek to maximize volume discounts available to us from suppliers; and focus on maintaining a lean culture, including by reducing defects in our processes.

Because we are able to turn our inventory quickly, we have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 15 and 19 for Q1 2005 and Q1 2004. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 44 for Q1 2005 and Q1 2004. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists and software engineers to continue to improve our process efficiency and enhance the customer experience on our websites. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results, including trends. For example, our total revenue, profit, and operating and free cash flow have recently benefited significantly from weakness in the U.S. Dollar in comparison to the currencies of our internationally-focused websites. While we believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders, we also evaluate our growth rates before the effect of currency changes. For example, while our revenues increased 24% during Q1 2005 in comparison with the prior year, holding currency exchange constant with the prior year our growth would have been 22%. In the future, this trend may reverse, and our consolidated U.S. Dollar revenue growth rates would be less than our local-currency growth rates.

We may have significant variation in our future reported results. We believe that our net income should not be viewed, on its own, as a material positive event and may not necessarily be predictive of our future results for a variety of reasons. For example, the remeasurement of our 6.875% Premium Adjustable Convertible Securities (“PEACS”) and intercompany balances results in significant gains and charges associated with the effect of movements in currency exchange rates. Accordingly, we encourage investors to evaluate the effect on our operating trends of these items since changes in currency exchange rates may create significant variability in our future operating results.

[2]	The operating cycle is the number of days of sales in inventory plus the number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of annualized cost of sales to average inventory over five quarters.
[4]	Accounts payable days is the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2004 Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

We evaluate the criteria of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our Syndicated Stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals, Amazon Prime, and other membership programs, are deferred and recognized as revenue over the subscription term.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During Q1 2005 and Q1 2004, we capitalized $18 million, including $2 million of stock-based compensation, and $7 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $10 million and $7 million.

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

Stock-Based Compensation

As of January 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow was $417 million for the trailing twelve months ended March 31, 2005 compared to $344 million for the trailing twelve months ended March 31, 2004, an increase of 21%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.2 billion and $1.8 billion at March 31, 2005 and December 31, 2004. Amounts held in foreign currencies were $605 million and $970 million at March 31, 2005 and December 31, 2004, and were primarily Euros, British Pounds, and Yen.

Cash used in operating activities was $294 million and $250 million for Q1 2005 and Q1 2004. Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, credit card transaction fees, operating leases, bad debt, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During Q1 2005, payments to product merchandise suppliers, which do not include payments to transportation suppliers, totaled $1.5 billion, a 27% increase over Q1 2004. The increase in payments to product merchandise suppliers corresponds with cost of sales, and with our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers, and is also affected by foreign exchange rates.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $(197) million and $56 million during Q1 2005 and Q1 2004, with the increase caused primarily by increases in maturities of marketable securities. Capital expenditures, including internal-use software and website development, were $26 million and $9 million for Q1 2005 and Q1 2004, with the increase primarily reflecting additional investment in development of new features and product offerings on our websites. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows since such amounts relate to stock-based awards. We acquired certain companies in March 2005 for an aggregate cash purchase price of $18 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash used in financing activities was $256 million and $141 million during Q1 2005 and Q1 2004. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. In Q1 2004, we repaid $150 million of our 4.75% Convertible Subordinated Notes, resulting in a cash payment of $154 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $9 million and $15 million for Q1 2005 and Q1 2004. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

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

The following summarizes our principal contractual commitments as of March 31, 2005:

	Nine Months Ending December 31, 2005	Year Ended December 31,				Thereafter	Total
		2006	2007	2008	2009
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$0.4	$1.2	$0.3	$0.4	$899.8	$651.1	$1,553.2
Debt interest (1)	21.4	86.4	86.4	86.4	65.0	43.7	389.3
Capital leases	1.1	0.7	—	—	—	—	1.8
Operating leases (2)(3)	53.1	73.1	64.2	58.5	49.4	188.3	486.6
Purchase obligations (4)	206.6	5.4	5.4	5.3	5.3	5.3	233.3

Total commitments	$282.6	$166.8	$156.3	$150.6	$1,019.50	$888.4	$2,664.2

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2005, the Euro to U.S. Dollar exchange rate was 1.2965. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $152 million as of March 31, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS in Q1 2005 and 4.75% Convertible Subordinated Notes in Q1 2004.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of March 31, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $487 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $354 million of additional obligations on our balance sheet at March 31, 2005.
(3)	Includes $12 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $8 million due after 12 months and included in “Long-term debt and other” on our balance sheet. These amounts are net of anticipated sublease income of $19 million (we have signed sublease agreements for $12 million).
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock, and based on our credit-rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50.4	$1.9	$21.6	$73.9
Net change in collateral pledged	(0.7)	—	5.2	4.5

Balance at March 31, 2005 (4)	$49.7	$1.9	$26.8	$78.4

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.

(2)	Pursuant to an available line of credit totaling $10 million.
(3)	At March 31, 2005, our market capitalization was $14.1 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.
(4)	Includes $10 million of cash equivalents pledged as collateral. See Item 1 of Part I, “Financial Statements — Note 2 — Cash, Cash Equivalents, and Marketable Securities.”

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources, which among other things, focuses on maximizing gross profit and operating profit dollars rather than margin percentages.

Net Sales and Gross Profit

Net sales information is as follows:

	Q1 2005	Q1 2004
	(in millions)
Net Sales:
North America	$1,026.7	$846.8
International	874.9	683.5

Consolidated	$1,901.6	$1,530.3

Year-over-year Percentage Growth:
North America	21.2%	20.2%
International	28.0	80.4
Consolidated	24.3	41.2

Year-over-year Percentage Growth, Excluding Effect of Exchange Rates:
North America	21.1%	19.9%
International	23.8	57.9
Consolidated	22.3	33.2

Net Sales Mix:
North America	54.0%	55.3%
International	46.0	44.7

Consolidated	100.0	100.0

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. Revenue growth is also affected by general economic conditions and by changes in exchange rates — see “Effect of Exchange Rates” below.

North America revenue growth rate for Q1 2005 was slightly higher than Q1 2004. We continue our efforts to reduce prices for our customers, including from our free shipping offers, and to increase product categories and selection available on our websites.

International revenue growth rate declined in Q1 2005 compared to Q1 2004, which reflects several factors. These factors include the effect of year-over-year changes in foreign exchange rates throughout the period, and the increasing size of our International business, which creates a larger revenue base against which future growth is measured, offset by our customer experience initiatives including new category introductions; increased selection; third-party offerings in the UK, Germany, Japan, and France; and our efforts to reduce prices for our customers, including from our free shipping offers.

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

Gross profit information is as follows:

	Q1 2005	Q1 2004
	(in millions)
Gross Profit:
North America	$278.8	$225.9
International	179.7	135.0

Consolidated	$458.5	$360.9

Year-over-year Percentage Growth:
North America	23.4%	20.9%
International	33.1	61.1
Consolidated	27.1	33.4

Gross Margin:
North America	27.2%	26.7%
International	20.5	19.8
Consolidated	24.1	23.6

The increase in gross profit in absolute terms during Q1 2005 compared to Q1 2004 corresponds with increased sales, including increased sales by third-party sellers, offset by our free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing; lowering prices for customers, including from competitive pricing decisions; and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely. Additionally, during the quarter, we introduced a new shipping membership program, Amazon Prime, in which members receive free two-day shipping and discounted overnight shipping.

Sales of products by third-party sellers on our websites continue to increase, representing 27% and 23% of unit sales in Q1 2005 and Q1 2004. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, the higher gross margin attributes of these sales will offset decreases in our gross margins due to lowering prices for customers over time by offering price reductions, free shipping offers, and promotions.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margin in Q1 2005 improved by 49 basis points over Q1 2004 resulting from increasing sales volume by third-party sellers, our Merchant.com program, amounts earned from our co-branded credit card agreement, and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

International segment gross margins improved in Q1 2005 by 79 basis points over Q1 2004 resulting from increasing sales volume by third-party sellers and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Q1 2005	Q1 2004
	(in millions)
Shipping Activity:
Shipping revenue	$107.8	$93.6
Outbound shipping costs (1)	(163.1)	(136.6)

Net shipping cost	$(55.3)	$(43.0)

Year-over-year Percentage Growth:
Shipping revenue	15.2%	19.6%
Outbound shipping costs	19.4	29.4
Net shipping cost	28.7	57.6

Percent of Net Sales:
Shipping revenue	5.7%	6.1%
Outbound shipping costs	(8.6)	(8.9)

Net shipping cost	(2.9)	(2.8)

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products. Additionally, in Q1 2005, we continued to lower prices and introduced Amazon Prime. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies, including by reducing split-shipments. In addition, we anticipate that the costs of lowering prices over time will be partially mitigated to the extent product sales by third-party sellers continue to increase.

Supplemental information about our net sales is as follows:

	Q1 2005	Q1 2004
	(in millions)
Net Sales:
North America
Media	$698.9	$598.7
Electronics and other general merchandise	281.5	224.4
Other (1)	46.3	23.7

Total North America	$1,026.7	$846.8

International
Media	$675.1	$576.1
Electronics and other general merchandise	199.0	107.0
Other (1)	0.8	0.4

Total International	$874.9	$683.5

Consolidated
Media	$1,374.0	$1,174.7
Electronics and other general merchandise	480.5	331.4
Other (1)	47.1	24.2

Total consolidated	$1,901.6	$1,530.3

Year-over-year Percentage Growth:
North America
Media	16.7%	15.7%
Electronics and other general merchandise	25.4	33.5
Other	95.5	22.9
Total North America	21.2	20.2
International
Media	17.2%	61.9%
Electronics and other general merchandise	86.0	368.0
Other	73.6	64.3
Total International	28.0	80.4
Consolidated
Media	17.0%	34.6%
Electronics and other general merchandise	45.0	73.5
Other	95.1	23.5
Total consolidated	24.3	41.2

Consolidated Net Sales Mix:
Media	72.3%	76.8%
Electronics and other general merchandise	25.3	21.7
Other	2.4	1.5

Total consolidated	100.0%	100.0%

North America	54.0%	55.3%
International	46.0	44.7

Total consolidated	100.0%	100.0%

(1)	Includes non-retail activities, such as our Merchant.com program, and miscellaneous marketing and promotional activities, such as our co-branded credit card program.

Operating Expenses

Fulfillment

The increase in fulfillment costs in absolute dollars in comparison with the prior year relates primarily to variable costs corresponding with sales volume; our mix of product sales; costs associated with credit card fees; bad debt costs, including costs of our guarantee for certain third-party seller transactions; and stock-based compensation. Also in Q1 2005, we recorded a loss of $5 million relating to certain North America fulfillment assets removed from service, which is classified as depreciation and amortization on our consolidated statements of cash flows. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, since credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and bad debt costs associated with these transactions are higher as a percentage of revenue versus our retail sales, our increasing third-party sales have higher fulfillment costs as a percent of net sales. Fulfillment includes stock-based compensation of $4 million and $1 million for Q1 2005 and Q1 2004. See “Supplemental Information about Stock-Based Compensation” below. Also, we expanded our fulfillment capacity in 2004 and plan to expand further our world-wide fulfillment capacity in 2005. Fulfillment costs as a percentage of net sales increased due to increases in credit card fees and bad debt, including costs of our guarantee for certain third-party seller transactions, offset partially by improvements in productivity and accuracy, the increase in units fulfilled, which leverages the fixed-cost portion of our fulfillment network, efficiencies gained through utilization of fulfillment services provided by third parties, a decline in customer service contacts per unit resulting from improvements in our operations, and enhancements to our customer self-service features. We expect absolute amounts spent in fulfillment to increase over time.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Marketing includes stock-based compensation of $1 million for each of Q1 2005 and Q1 2004. See “Supplemental Information about Stock-Based Compensation” below. Marketing costs increased in absolute terms in Q1 2005 compared to Q1 2004, corresponding with revenue growth as we utilized variable online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other variable marketing initiatives. While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering it indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

Our spending in technology and content has increased as we are adding computer scientists and software engineers to continue to enhance the customer experience on our websites and those websites powered by us and to improve our process efficiency. Additionally, we continue to invest in several areas of technology, including seller platforms; A9.com, our wholly-owned subsidiary focused on search technology on www.A9.com, www.amazon.com, and other Amazon sites; web services; and digital initiatives. Technology and content includes stock-based compensation of $10 million and $3 million for Q1 2005 and Q1 2004. See “Supplemental Information about Stock-Based Compensation” below. We intend to continue investing in areas of technology and other initiatives and expect absolute amounts spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff. A significant majority of these technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative is primarily due to an $8 million charge related to possible settlements of outstanding litigation, and due to increases in payroll and related expenses, professional fees and legal costs. General and administrative includes stock-based compensation of $4 million and $2 million for Q1 2005 and Q1 2004. See “Supplemental Information about Stock-Based Compensation” below. We expect absolute amounts spent in general and administrative to increase over time.

Supplemental Information about Stock-Based Compensation

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options subsequent to December 31, 2002 or stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). Because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1 million in Q1 2005. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

On March 29, 2005, the SEC published SAB 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense categories as cash compensation paid to employees.

Information about operating expenses with and without stock-based compensation was as follows:

	Q1 2005			Q1 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses (in millions):
Fulfillment	$166.6	$(3.6)	$163.0	$128.7	$(1.0)	$127.7
Marketing	44.6	(1.5)	43.1	34.2	(0.6)	33.6
Technology and content	91.8	(9.8)	82.0	58.4	(3.3)	55.1
General and administrative	46.4	(4.6)	41.8	29.6	(2.2)	27.4
Other operating expense (income)	1.3	—	1.3	(0.5)	—	(0.5)

Total operating expenses	$350.7	$(19.5)	$331.2	$250.4	$(7.1)	$243.3

Year-over-year Percentage Growth:
Fulfillment	29.4%		27.6%	16.3%		23.1%
Marketing	30.3		28.1	17.2		19.2
Technology and content	57.3		49.0	(9.2)		10.0
General and administrative	56.8		52.7	12.8		29.9

Percent of Net Sales:
Fulfillment	8.8%		8.6%	8.4%		8.3%
Marketing	2.3		2.3	2.2		2.2
Technology and content	4.8		4.3	3.8		3.6
General and administrative	2.4		2.2	1.9		1.8

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Income from Operations

Our income from operations was $108 million and $110 million in Q1 2005 and Q1 2004. This year-over-year decrease primarily resulted from a $14 million expense related to our adoption of SFAS 123(R), an $8 million charge related to possible settlements of outstanding litigation, and $5 million in losses for assets removed from service during Q1 2005. These items, as well as other operating expense increases, were partially offset by growth in net sales of 24% and an increase in gross profit of 27%.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% U.S. Convertible Subordinated Notes and €490 million ($635 million based on the exchange rate at March 31, 2005) of our 6.875% PEACS at March 31, 2005, offset partially by the effect of changes in exchange rates. Interest expense was $26 million and $28 million in Q1 2005 and Q1 2004, with declines primarily relating to principal repayments of our long-term debt.

At March 31, 2005, our total long-term debt was $1.6 billion compared to $1.8 billion at March 31, 2004. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Other Income, Net

Other income (expense), net consisted of the following:

	Q1 2005	Q1 2004
	(in millions)
Gain (loss) on sales of marketable securities, net	$(1.3)	$1.1
Foreign-currency transaction gains (losses), net (1)	4.7	(1.0)
Other miscellaneous gains (losses), net	(0.1)	0.7

Total other income, net	$3.3	$0.8

(1)	Foreign-currency transaction losses primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Q1 2005	Q1 2004
	(in millions)
Foreign-currency gains on remeasurement of 6.875% PEACS (1)	$34.9	$20.5
Gain (loss) on sales of Euro-denominated investments, net	(1.5)	3.1
Loss on redemption of long-term debt	(4.3)	(5.7)
Foreign-currency effect on intercompany balances (2)	(14.0)	(3.1)
Other (3)	(1.6)	5.6

Total remeasurements and other	$13.5	$20.4

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss resulting from remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	In Q1 2004, we recorded a gain of $6 million relating to the settlement of a contractual dispute.

Income Taxes

Our Q1 2005 effective tax rate was higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005 and beneficially impact our effective tax rate over time. Since we have NOLs for tax purposes, these asset transfers will not have a significant effect on cash taxes paid, which we expect to be approximately $25 million in 2005, compared with $4 million in 2004.

At March 31, 2005, approximately $760 million of our gross deferred tax assets were related to approximately $2.4 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the IRC, and other limitations under state and foreign tax laws.

Net Income

Net income was $78 million and $111 million for Q1 2005 and Q1 2004. The change in net income compared to the prior year is primarily attributable to the decrease in operating income of $2 million, a $6 million decrease in “Remeasurements and other,” and the cumulative effect of adopting SFAS 123(R) totaling $26 million, offset by our provision for income taxes of $56 million.

We believe that our reported net income should not be viewed, on its own, as a material positive event and is not necessarily predictive of our future results for a variety of reasons. For example, the remeasurement of our 6.875% PEACS and intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Accordingly, we encourage investors to evaluate the effect on our operating trends of these items since future changes in currency exchange rates may create significant variability in our future operating results.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Q1 2005			Q1 2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$1,871.4	$30.2	$1,901.6	$1,442.9	$87.4	$1,530.3
Gross profit	452.1	6.4	458.5	343.7	17.1	360.8
Operating expenses	346.9	3.8	350.7	239.9	10.5	250.4
Operating income	105.2	2.6	107.8	103.8	6.6	110.4
Net interest expense and other	(17.6)	4.1	(13.5)	(19.0)	(2.4)	(21.4)
Remeasurements and other (3)	(5.9)	19.4	13.5	(0.1)	20.5	20.4
Income before income taxes	81.8	26.0	107.8	84.8	24.6	109.4
Net income	65.7	12.5	78.2	86.5	24.6	111.1
Diluted earnings per share	$0.15	$0.03	$0.18	$0.20	$0.06	$0.26

(1)	Represents the outcome that would have resulted had currency exchange rates in the current period been the same as those in effect in the comparable prior year period.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 8 — Remeasurements and Other.”

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

Free cash flow, which we reconcile to “Cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a useful measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Cash provided by (used in) operating activities” for the trailing twelve months ended March 31, 2005 and 2004 (in millions):

	Twelve Months Ended
	March 31, 2005	March 31, 2004
Net cash provided by operating activities	$523.3	$393.1
Purchases of fixed assets, including internal-use software and website development	(106.0)	(49.1)

Free cash flow	$417.3	$344.0

Net cash provided by investing activities	$570.0	$322.7

Net cash used in financing activities	$(212.5)	$(508.2)

Guidance

The Company provided guidance on April 26, 2005 in its earnings release furnished on Form 8-K as follows:

Second Quarter 2005 Guidance

•	Net sales are expected to be between $1.675 billion and $1.825 billion, or grow between 21% and 32%, compared with second quarter 2004.

•	Operating income is expected to be between $50 million and $80 million, or decline between (42%) and (7%), compared with second quarter 2004. This guidance includes stock-based compensation of $35 million, including the impact from the Company’s January 1, 2005 early adoption of SFAS 123(R), and assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to restructuring-related estimates.

Full Year 2005 Expectations

•	Net sales are expected to be between $8.175 billion and $8.675 billion, or grow between 18% and 25%, compared with 2004.

•	Operating income is expected to be between $395 million and $510 million, or between (10%) and 16% growth, compared with 2004. This expectation includes stock-based compensation of $115 million, including the impact from the Company’s January 1, 2005 early adoption of SFAS 123(R), and assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to restructuring-related estimates.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of March 31, 2005, we had an accumulated deficit of $2.3 billion and our stockholders’ deficit was $162 million. We have incurred substantial operating losses since our inception, and although we earned net income for Q1 2005, we may incur losses again in the future.

We Have Significant Indebtedness

As of March 31, 2005, we had long-term indebtedness of $1.6 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. In addition, we may not be able to refinance our indebtedness on terms acceptable to us, or at all.

See Item 1 of Part I, “Financial Statements and Supplementary Data — Note 3 — Long-Term Debt and Other.”

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

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our commercial agreements and strategic alliances;

•	foreign exchange rate fluctuations, particularly as international sales become an increasingly larger contributor to our revenues;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our current or future competitors of websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of upgrades and developments in our systems and infrastructure;

•	the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;

•	the effects of acquisitions, and other business combinations and our ability to successfully integrate them into our business;

•	the success of our geographic and product line expansions;

•	the outcomes of legal proceedings and claims;

•	technical difficulties, system downtime, or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers which reduce our gross or operating profits;

•	the extent to which we invest in technology and content, fulfillment, marketing and other expense categories;

•	the extent to which we provide for and pay taxes; and

•	increases in the prices of fuel and gasoline, which are used in the transportation of packages, as well as increases in the prices of other energy products, primarily natural gas and electricity, and commodities like paper and packing supplies, all of which are used in our operating facilities.

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

•	import, export, or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	difficulty in obtaining distribution and support;

•	nationalization or restrictions on foreign ownership;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	consumer and data protection laws and restrictions on pricing or discounts;

•	lower levels of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower levels of consumer spending on a per capita basis and fewer opportunities for growth in certain foreign market segments compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing a number of unique foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans;

•	tax and other laws of the U.S. and other jurisdictions; and

•	geopolitical events, including war and terrorism.

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

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of our commercial agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of our commercial agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results. As an example, we are currently in litigation with Toysrus.com over our commercial agreement, and Toyrus.com’s parent, Toysrus, Inc., has experienced financial difficulties and recently agreed to be acquired by a private investment group. In the event of the early termination of our commercial agreement with Toysrus.com, we would attempt to replace the product selection currently provided by Toysrus.com with owned inventory and offerings from other parties, but our operating results could be negatively impacted.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, including our acquisition of Joyo.com in September 2004, and we may acquire or invest in (such as through joint ventures or other business combinations) additional companies. Acquisitions and investments create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key technical and managerial personnel, resulting from, among other factors, changes in compensation, responsibilities, reporting relationships, future prospects, and the direction of the business;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of relationships with customers and other parties of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition or investment had lacked such controls, procedures and policies;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rates fluctuations has become more pronounced. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for a table demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar.

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. As a result, increases in the Euro relative to the U.S. Dollar increase the U.S. dollar amount we owe as interest and principal. Furthermore, we hold cash equivalents and/or marketable securities in Euros, British Pounds, Yen, Canadian Dollars, and

Chinese Yuan. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of March 31, 2005, our recorded basis in equity securities was $20 million, including $6 million classified as “Marketable securities” and $14 million classified as “Other assets.”

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

Taxation Risks Could Subject Us to Liability for Past Sales and Cause Our Future Sales to Decrease

We do not collect sales taxes or other taxes with respect to shipments of most of our goods into most states in the U.S. Under some of our commercial agreements, the other company is the seller of record of the applicable merchandise and we are obligated to collect sales tax in most states in accordance with that company’s instructions. We may enter into additional strategic alliances requiring similar tax collection obligations. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. We collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold by us that are ordered on our international sites. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

Information relating to quantitative and qualitative market risks is set forth below and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

At March 31, 2005, we had long-term debt of $1.6 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $883 million and $907 million at March 31, 2005 and December 31, 2004, and the fair value of the 6.875% PEACS (outstanding principal of €490 million and €690 million) was $636 million and $936 million at March 31, 2005 and December 31, 2004.

Foreign Exchange Risk

During Q1 2005, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 46% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include British Pounds, Euros, Yen, Chinese Yuan, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2005 improved $29 million and our consolidated operating results improved $3 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2005 of $605 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $30 million, $60 million, or $121 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at March 31, 2005 of €490 million ($635 million, based on the exchange rate as of March 31, 2005). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $152 million as of March 31, 2005. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $32 million, $64 million, or $127 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $2 million, $4 million, or $9 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2005, our recorded basis in equity securities (including both publicly-traded and private companies) was $20 million, including $6 million classified as “Marketable securities,” and $14 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2005 of $46 million (recorded basis of $13 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $7 million, $14 million, or $23 million.

Item 4. Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be included in our periodic SEC reports is made known to them in a timely manner. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2005, De Anza Properties exercised a portion of their warrant and received 971 shares of our common stock at a per share exercise price of $6.1588. We assumed this warrant obligation in connection with a 1998 acquisition. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act.

On March 10, 2005, a holder of our 6.875% PEACS converted €16,000 in principal amount of our 6.875% PEACS and received 189 shares of our common stock at a per share conversion price of €84.883. The shares were issued in reliance on an exemption from registration under Section 3(a)(9) under the 1933 Act.

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

Dated: April 27, 2005

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