Form 10-Q
period 2005-06-30
AMAZON COM INC
filed 2005-07-28
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

411,913,319 shares of common stock, par value $0.01 per share, outstanding as of July 22, 2005

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2005	2004	2005	2004	2005	2004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$533	$769	$1,303	$1,102	$701	$642
OPERATING ACTIVITIES:
Net income	52	76	130	188	531	276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	26	18	55	36	95	73
Stock-based compensation	26	22	45	29	74	65
Other operating expense (income)	2	(7)	3	(8)	2	(7)
Loss (gains) on sales of marketable securities, net	—	—	—	(1)	—	(1)
Remeasurements and other	(18)	(16)	(32)	(36)	5	11
Non-cash interest expense and other	1	1	3	2	5	4
Deferred income taxes	44	(1)	94	(8)	(154)	(8)
Cumulative effect of change in accounting principle	—	—	(26)	—	(26)	—
Changes in operating assets and liabilities:
Inventories	13	(5)	85	8	(93)	(96)
Accounts receivable, net and other current assets	9	(5)	19	10	8	(24)
Accounts payable	54	23	(370)	(233)	150	115
Accrued expenses and other current liabilities	7	10	(25)	(62)	21	8
Additions to unearned revenue	38	27	66	50	125	104
Amortization of previously unearned revenue	(31)	(25)	(56)	(49)	(113)	(104)
Interest payable	21	25	(41)	(34)	(6)	(6)

Net cash provided by (used in) operating activities	244	143	(50)	(108)	624	410
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(46)	(14)	(73)	(24)	(138)	(56)
Sales and maturities of marketable securities and other investments	142	43	490	612	1,305	866
Purchases of marketable securities	(235)	(251)	(738)	(755)	(1,568)	(948)
Proceeds from sale of subsidiary	—	—	—	—	—	5
Acquisitions, net of cash acquired	(5)	—	(20)	—	(91)	—

Net cash used in investing activities	(144)	(222)	(341)	(167)	(492)	(133)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	9	20	19	35	44	106
Repayments of long-term debt and capital lease obligations	—	(1)	(266)	(156)	(267)	(367)

Net cash provided by (used in) financing activities	9	19	(247)	(121)	(223)	(261)
Foreign-currency effect on cash and cash equivalents	(13)	(8)	(36)	(5)	19	43

Net increase (decrease) in cash and cash equivalents	96	(68)	(674)	(401)	(72)	59

CASH AND CASH EQUIVALENTS, END OF PERIOD	$629	$701	$629	$701	$629	$701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$84	$86	$105	$119
Cash paid for income taxes	1	1	5	1	8	2

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,753	$1,387	$3,655	$2,918
Cost of sales	1,303	1,046	2,746	2,216

Gross profit	450	341	909	702
Operating expenses (1):
Fulfillment	158	126	324	255
Marketing	42	34	87	68
Technology and content	106	71	198	130
General and administrative	38	31	85	60
Other operating expense (income)	2	(7)	3	(8)

Total operating expenses	346	255	697	505

Income from operations	104	86	212	197
Interest income	9	5	18	11
Interest expense	(22)	(26)	(48)	(54)
Other income (expense), net	(1)	—	2	1
Remeasurements and other	18	16	32	36

Total non-operating income (expense), net	4	(5)	4	(6)

Income before income taxes	108	81	216	191
Provision for income taxes	56	5	112	3

Income before change in accounting principle	52	76	104	188
Cumulative effect of change in accounting principle	—	—	26	—

Net income	$52	$76	$130	$188

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.13	$0.19	$0.25	$0.46
Cumulative effect of change in accounting principle	—	—	0.07	—

	$0.13	$0.19	$0.32	$0.46

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.12	$0.18	$0.24	$0.44
Cumulative effect of change in accounting principle	—	—	0.07	—

	$0.12	$0.18	$0.31	$0.44

Weighted average shares used in computation of earnings per share:
Basic	411	405	410	404

Diluted	425	425	425	425

(1) Includes stock-based compensation as follows:
Fulfillment	$5	$3	$8	$4
Marketing	2	2	3	3
Technology and content	13	13	23	16
General and administrative	6	4	11	6

Total stock-based compensation	$26	$22	$45	$29

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$629	$1,303
Marketable securities	696	476

Cash, cash equivalents, and marketable securities	1,325	1,779
Inventories	383	480
Deferred tax assets, current portion	63	81
Accounts receivable, net and other current assets	155	199

Total current assets	1,926	2,539
Fixed assets, net	267	246
Deferred tax assets, long-term portion	206	282
Goodwill	154	139
Other assets	48	42

Total assets	$2,601	$3,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$735	$1,142
Accrued expenses and other current liabilities	317	361
Unearned revenue	52	41
Interest payable	32	74
Current portion of long-term debt and other	8	2

Total current liabilities	1,144	1,620
Long-term debt and other	1,521	1,855
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares — 500 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000 Issued and outstanding shares — 412 and 410 shares	4	4
Additional paid-in capital	2,161	2,123
Accumulated other comprehensive income	27	32
Accumulated deficit	(2,256)	(2,386)

Total stockholders’ deficit	(64)	(227)

Total liabilities and stockholders’ deficit	$2,601	$3,248

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, internally-developed software, sales returns, receivables valuation, restructuring-related liabilities, incentive discount offers, valuation of investments, valuation of acquired intangibles, taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Business Combinations

We acquired certain companies in the first half of 2005 for an aggregate cash purchase price of $24 million. Acquired intangibles totaled $7 million and have estimated useful lives of between one and three years. The excess of purchase price over the fair value of the net assets acquired was $16 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income for the first half of 2005 was not significant.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $14 million and $12 million at June 30, 2005 and December 31, 2004, representing advance payments for insurance, licenses, and other miscellaneous expenses.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Goodwill

We have elected to perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Based on our 2004 analysis, no impairments were present, and no indicators of impairment were identified in the first half of 2005.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, certain equity investments, and other intangibles. At June 30, 2005 and December 31, 2004, deferred issuance charges were $14 million and $19 million; equity investments were $18 million and $15 million; and other intangibles, net were $13 million and $5 million.

Income Taxes

Income tax expense includes U.S. and International income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. See Note 8 — “Income Taxes.” SFAS No. 109, “Accounting for Income Taxes,” requires deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a pro-rata basis.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $103 million and $84 million for Q2 2005 and Q2 2004 and $211 million and $178 million for the first half of 2005 and 2004. Outbound shipping-related costs are included in “Cost of sales” and totaled $148 million and $119 million for Q2 2005 and Q2 2004 and $311 million and $255 million for the first half of 2005 and 2004. The net cost to us of shipping activities was $45 million and $35 million for Q2 2005 and Q2 2004 and $100 million and $77 million for the first half of 2005 and 2004.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with SOP 98-1, “Accounting for the Costs of Computer

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Software Developed or Obtained for Internal Use.” Costs related to design or maintenance of internal-use software are expensed as incurred. During Q2 2005 and Q2 2004, we capitalized $22 million (including $3 million of stock-based compensation) and $10 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $12 million and $7 million. For the first half of 2005 and 2004, we capitalized $40 million (including $5 million of stock-based compensation) and $17 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $21 million and $14 million.

Depreciation of Fixed Assets

Fixed assets include assets purchased under capital leases and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years for shorter-lived assets such as software and desktop computers, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations. Depreciation expense for fixed assets, including amortization of internal-use software and website development, was $25 million and $18 million for Q2 2005 and Q2 2004 and $47 million and $35 million for the first half of 2005 and 2004.

Stock-Based Compensation

Effect of Early Adoption of SFAS 123(R)

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at their estimated fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent we granted stock options subsequent to December 31, 2002 or stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

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

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in Q1 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1 million and $2 million for Q2 2005 and the first half of 2005.

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

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from continuing operations	$109.8	$(5.4)	$104.4	$231.7	$(19.5)	$212.2
Income before income taxes	113.9	(5.4)	108.5	235.9	(19.5)	216.4
Income before cumulative effect of change in accounting principle	57.6	(5.4)	52.2	123.4	(19.5)	103.9
Net income	57.6	(5.4)	52.2	123.4	6.9	130.3

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.14	$(0.01)	$0.13	$0.30	$(0.05)	$0.25
Cumulative effect of change in accounting principle	—	—	—	—	0.07	0.07

	$0.14	$(0.01)	$0.13	$0.30	$0.02	$0.32

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.14	$(0.02)	$0.12	$0.29	$(0.05)	$0.24
Cumulative effect of change in accounting principle	—	—	—	—	0.07	0.07

	$0.14	$(0.02)	$0.12	$0.29	$0.02	$0.31

Cash flow from operating activities	$245	$(1)	$244	$(48)	$(2)	$(50)
Cash flow from financing activities	8	1	9	(249)	2	(247)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Valuation Assumptions for Stock Options

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average risk-free interest rate	3.7%	2.9%	3.7%	2.5%
Average expected life (in years)	4.5	3.3	4.5	3.3
Volatility	38.6%	57.7%	38.6%	60.3%

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

Fair Value Disclosures — Prior to SFAS 123(R) Adoption

Stock-based compensation for the first half of 2004 was determined using the intrinsic value method. The following table provides supplemental information for Q2 2004 and the first half of 2004 as if stock-based compensation had been computed under SFAS 123 (in millions, except per share data):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income — as reported	$76	$188
Add: Stock-based compensation, as reported	22	29
Deduct: Total stock-based compensation determined using a fair value-based method for all awards	(20)	(39)

Net income — SFAS 123 fair value adjusted	$78	$178

Basic earnings per share — as reported	$0.19	$0.46
Diluted earnings per share — as reported	0.18	0.44
Basic earnings per share — SFAS 123 fair value adjusted	0.19	0.44
Diluted earnings per share — SFAS 123 fair value adjusted	0.18	0.42

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 2 — Cash, Cash Equivalents, and Marketable Securities

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities at fair value:

	June 30, 2005	December 31, 2004
	(in millions)
Cash	$187	$408
Cash equivalents pledged as collateral (See Note 4)	9	10
Commercial paper and short-term securities (1)	433	885

Cash and cash equivalents	629	1,303
Corporate notes and bonds	348	29
U.S. Treasury notes and bonds	179	140
Asset-backed and agency securities	161	295
Equity securities and other	8	12

Marketable securities (1)	696	476

Total cash, cash equivalents, and marketable securities (2)	$1,325	$1,779

(1)	At June 30, 2005, gross unrealized gains and losses were not significant.
(2)	Includes amounts held in foreign currencies of $679 million and $970 million at June 30, 2005 and December 31, 2004. Amounts held in foreign currencies are primarily Euros, British Pounds, and Yen.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	June 30, 2005	December 31, 2004
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	593	935
Other long-term debt and capital lease obligations	36	23

	1,529	1,858

Less current portion of other long-term debt and capital lease obligations	(8)	(3)

Total long-term debt and other	$1,521	$1,855

(1)

The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

accrued and unpaid interest. At June 30, 2005, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.9%.
(2)	In Q1 2005, we redeemed an aggregate principal amount of €200 million ($265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium was required. We recorded a charge in Q1 2005, classified in “Remeasurements and other,” of approximately $4 million related to the redemption, consisting of $2 million in unamortized deferred issuance charges and $2 million relating to unrealized losses from our currency swap to hedge a portion of our 6.875% PEACS (“Euro Currency Swap”) terminated in Q2 2003. Accrued and unpaid interest of $0.9 million was also paid at redemption and recorded to “Interest expense.” The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($102.76, based on the exchange rate as of June 30, 2005). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 5.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest. No premium payment is required for early redemption.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $17 million and $13 million for Q2 2005 and Q2 2004, and $32 million and $27 million for the first half of 2005 and 2004.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2005:

	Six Months Ending December 31, 2005	Year Ended December 31,

		2006	2007	2008	2009	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$5.9	$1.2	$0.3	$0.3	$900.9	$607.5	$1,516.1
Debt interest (1)	21.4	83.5	83.5	83.5	62.2	40.8	374.9
Capital leases	0.6	0.6	—	—	—	—	1.2
Operating leases (2)(3)	41.7	79.4	70.8	61.8	50.8	183.1	487.6

Total commitments	$69.6	$164.7	$154.6	$145.6	$1,013.9	$831.4	$2,379.8

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2005, the Euro to U.S. Dollar exchange rate was 1.2107. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $110 million as of June 30, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)

Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of June 30, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $488 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $374 million of additional obligations on our balance sheet at June 30, 2005.

(3)	Includes $12 million related to restructuring-related leases and other commitments, consisting of $6 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $7 million due after 12 months and included in “Long-term debt and other” on our balance sheet. These amounts are net of anticipated sublease income of $8 million.

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

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	(7)	3	2	(2)

Balance at June 30, 2005 (4)	$43	$5	$24	$72

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.
(2)	Pursuant to an available line of credit totaling $10 million.
(3)	At June 30, 2005, our market capitalization was $13.6 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.
(4)	Includes $9 million of cash equivalents pledged as collateral. See “Note 2 — Cash, Cash Equivalents, and Marketable Securities.”

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). On August 1, 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

counsel representing the plaintiff class with respect to the 1934 Act claims. In July 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1933 Act claims. If finalized and approved by the Court, these settlements would dispose of all claims asserted in these lawsuits in exchange for payments totaling $48 million, substantially all of which we expect to be funded by our insurers.

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

On July 17, 2003, Pinpoint, Inc. filed a complaint for patent infringement in the United States District Court for the Northern District of Illinois against us and several other companies with which we have commercial agreements. The original complaint was dismissed without prejudice in December 2004, but the lawsuit was re-filed in March 2005 in the same court. The complaint alleged that our personalization technology infringed patents obtained by Pinpoint and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees against all defendants. On May 27, 2005, following a court ruling on the scope of the asserted patents, the plaintiff decided to drop the case and dismissed all claims with prejudice.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

On October 29, 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. In June 2005, however, Cendant re-filed a new complaint containing substantially the same claims. In response, we filed a countersuit in the United States District Court for the Western District of Washington alleging that Cendant’s parent, Cendant Corporation, and its affiliates Orbitz, Inc., Budget Rent A Car System, Inc., Avis Rent A Car System, Inc., and Trilegiant Corporation infringe certain patents owned by us and our subsidiary, A9.com. We dispute Cendant’s allegations of wrongdoing in its complaint and intend to vigorously defend ourselves in these matters.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 5 — Stockholders’ Deficit

Stock Award Plans and Shares Reserved for Future Issuance

Common stock reserved for future issuance was as follows (in millions):

	June 30, 2005	December 31, 2004
Stock awards	111	114
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11	11
Shares issuable upon conversion of 6.875% PEACS	6	8

Total common stock reserved for future issuance	128	133

Stock Award Activity

Employees vest in restricted stock unit awards and stock options ratably over the service term, generally between two to five years. Outstanding stock options generally have a term of 10 years from the date of grant.

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 3.9 million and 1.9 million shares of common stock during Q2 2005 and Q2 2004 with a per share weighted average fair value of $34.00 and $46.62. For the first half of 2005 and 2004 we granted stock awards representing 4.5 million and 2.0 million shares of common stock with per share weighted average fair values of $34.42 and $46.63. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	June 30, 2005	December 31, 2004
	(in millions)
Stock options	16	18
Restricted stock units	10	6

Outstanding stock awards, excluded from common stock outstanding	26	24
Restricted stock, included in outstanding common stock	—	1

Total outstanding stock awards	26	25

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 438 million and 434 million at June 30, 2005 and December 31, 2004. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. Common shares outstanding increased by 1.0 million shares and 2.0 million shares during Q2 2005 and the first half of 2005, and by 1.8 million and 3.3 million shares during Q2 2004 and the first half of 2004, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes our restricted stock unit activity for the first half of 2005 (in millions):

Number of Units
Outstanding at December 31, 2004	6.4
Units granted	4.4
Units vested	(0.3)
Units cancelled	(0.6)

Outstanding at June 30, 2005	9.9

The aggregate intrinsic value of restricted stock units as of June 30, 2005 was $327 million. Intrinsic value for restricted stock units is calculated based on the number of awards outstanding and the quoted price of our common stock as of the reporting date.

Scheduled vesting for outstanding restricted stock units at June 30, 2005 is as follows (in millions):

	Six Months Ending December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
Scheduled vesting — restricted stock units	0.8	2.1	3.1	2.3	1.0	0.6	9.9

The following table summarizes our stock option activity for the first half of 2005:

	Number of Options	Weighted Avg Exercise Price
Outstanding at December 31, 2004	18.4	$12.98
Options granted	0.1	35.69
Options terminated	(0.8)	11.29
Options exercised	(1.7)	9.90

Outstanding at June 30, 2005	16.0	$13.52

The following table summarizes information about stock options outstanding at June 30, 2005:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price	Number of Awards	Weighted Avg Exercise Price
	(in millions)			(in millions)
$ 0.08 – $ 10.49	11.9	5.7	$7.60	5.2	$7.11
10.50 – 20.99	2.3	5.8	16.47	1.3	16.64
21.00 – 31.49	0.6	4.7	25.46	0.5	25.56
31.50 – 41.99	0.3	6.7	37.02	0.2	37.61
42.00 – 52.48	0.2	6.3	44.09	0.1	44.52
52.49 – 62.98	0.1	3.7	55.67	0.1	55.69
62.99 – 73.48	0.5	3.7	70.85	0.3	70.35
73.49 – 104.97	0.1	2.3	82.84	0.1	82.84

$ 0.08 – $104.97	16.0	5.6	$13.52	7.8	$14.90

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The aggregate intrinsic value of stock options outstanding at June 30, 2005 was $313 million, of which $142 million relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date.

As matching contributions under our 401(k) savings plan, we granted 0.05 million shares of common stock for the first half of 2005. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

Stock-based compensation calculated under SFAS 123(R) for the first half of 2005 and calculated using the intrinsic value method for the first half of 2004 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Fixed accounting (1):
Restricted stock units (2)	$16	$12	$28	$20
Restricted stock (3)	1	1	2	3
Stock options	9	—	15	—

Stock awards — variable accounting (4)	—	9	—	6

Total stock-based compensation	$26	$22	$45	$29

(1)	The fair value of restricted stock units is determined at grant date based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is calculated using a Black-Scholes option valuation model. Such value is recognized as expense over the service period using the accelerated method under SFAS 123(R). Effective with our adoption of SFAS 123(R), estimates of forfeited awards are incorporated into our determination of period expenses resulting in expense recognition only for awards we expect to ultimately vest. Prior to our adoption of SFAS 123(R), to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.
(2)	Since October 2002, we have awarded restricted stock units as our primary form of stock-based compensation.
(3)	Includes expense associated with matching contributions of our common stock under our 401(k) savings plan.
(4)	Due to our implementation of SFAS 123(R) on January 1, 2005, we no longer have employee stock awards subject to variable accounting treatment. Prior to January 1, 2005, variable accounting treatment resulted in expense or contra-expense recognition using the cumulative expense method, calculated based on the quoted price of our common stock and vesting schedules of underlying awards. To the extent stock options were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of June 30, 2005, there was $209 million of total unrecognized compensation cost, net of estimated forfeitures of $106 million, related to unvested stock-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.7 years.

During Q2 2005 and Q2 2004, the fair value of restricted stock units and restricted stock awards vested was $6 million and $7 million, and the intrinsic value of options exercised was $18 million and $76 million. The fair value of restricted stock units and restricted stock awards vested in the first half of 2005 and 2004 was $14 million and $18 million, and the intrinsic value of options exercised was $40 million and $140 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6 — Other Comprehensive Income (Loss)

Comprehensive income was $56 million and $73 million for Q2 2005 and Q2 2004, and $126 million and $179 million for the first half of 2005 and 2004. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Foreign-currency gains on remeasurement of 6.875% PEACS (1)	$42	$8	$77	$28
Gain (loss) on sales of Euro-denominated investments, net	—	2	(2)	5
Loss on redemption of long-term debt (See Note 3)	—	—	(4)	(6)
Foreign-currency effect on intercompany balances (2)	(25)	(7)	(39)	(10)
Other (3)	1	13	—	19

Total remeasurements and other	$18	$16	$32	$36

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	In Q2 2005 and Q2 2004 we recorded a gain of $3 million and $14 million associated with the sale of equity investments, and in Q1 2004, we recorded a gain of $6 million relating to the settlement of a contractual dispute.

Note 8 — Income Taxes

Our effective tax rate for Q2 2005 and for the first half of 2005 was higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain operating assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005. Since we have Net Operating Losses (“NOLs”) these asset transfers will not have a significant effect on cash taxes paid in 2005. Cash paid for income taxes was $1 million and $5 million in Q2 2005 and the first half of 2005, compared with $1 million during Q2 2004 and the first half of 2004.

At June 30, 2005, approximately $730 million of our gross deferred tax assets were related to approximately $2.3 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 (“Internal Revenue Code”), and other limitations under state and foreign tax laws.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	North America	International	Consolidated	North America	International	Consolidated
Net sales	$960	$793	$1,753	$791	$596	$1,387
Cost of sales	682	621	1,303	571	475	1,046

Gross profit	278	172	450	220	121	341
Direct segment operating expenses	206	112	318	154	86	240

Segment operating income	72	60	132	66	35	101
Stock-based compensation			(26)			(22)
Other operating income (expense)			(2)			7

Income from operations			104			86
Total non-operating income (expense), net			4			(5)
Provision for income taxes			(56)			(5)

Net income			$52			$76

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	North America	International	Consolidated	North America	International	Consolidated
Net sales	$1,987	$1,668	$3,655	$1,639	$1,279	$2,918
Cost of sales	1,430	1,316	2,746	1,193	1,023	2,216

Gross profit	557	352	909	446	256	702
Direct segment operating expenses	420	229	649	304	180	484

Segment operating income	137	123	260	142	76	218
Stock-based compensation			(45)			(29)
Other operating income (expense)			(3)			8

Income from operations			212			197
Total non-operating income (expense), net			4			(6)
Provision for income taxes			(112)			(3)
Cumulative effect of change in accounting principle			26			—

Net income			$130			$188

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

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income result from increases in sales through our websites and a focus on keeping our operating costs low, offset by investments we make in longer-term strategic initiatives including hiring additional software engineers and computer scientists. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, expanding product information, improving ease of use, and earning customer trust. We generally focus on gross profit and operating profit dollars rather than margin percentages.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders. We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 438 million and 434 million at June 30, 2005 and December 31, 2004. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

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

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 15 and 18 for Q2 2005 and Q2 2004. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 51 for each of Q2 2005 and Q2 2004. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, our consolidated revenue, profit, and operating and free cash flows have benefited significantly in several recent reporting periods from weakness in the U.S. Dollar in comparison to the currencies of our internationally-focused websites. We believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders over the long term. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes. For example, while our revenues increased 26% during Q2 2005 in comparison with the prior year, holding currency exchange constant with the prior year our growth would have been 25%. In addition, the remeasurement of our 6.875% Premium Adjustable Convertible Securities (“PEACS”) and intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities will likely continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons. Assuming exchange rates remain at recent levels, we expect year-over-year comparisons for our consolidated results to be negatively affected by currency exchange for each quarter of the second half and full year of 2005.

[2]	The operating cycle is the number of days of sales in inventory plus the number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of annualized cost of sales to average inventory over five quarter ends.
[4]	Accounts payable days is the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

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

We evaluate the criteria of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our Syndicated Stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals, Amazon Prime, and other membership programs, are deferred and recognized as revenue over the subscription term.

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

During Q2 2005 and Q2 2004, we capitalized $22 million (including $3 million of stock-based compensation) and $10 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $12 million and $7 million. For the first half of 2005 and 2004, we capitalized $40 million (including $5 million of stock-based compensation) and $17 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $21 million and $14 million.

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

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow was $486 million for the trailing twelve months ended June 30, 2005 compared to $354 million for the trailing twelve months ended June 30, 2004, an increase of 37%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.3 billion and $1.8 billion at June 30, 2005 and December 31, 2004. Amounts held in foreign currencies were $679 million and $970 million at June 30, 2005 and December 31, 2004, and were primarily Euros, British Pounds, and Yen.

Cash provided by operating activities was $244 million and $143 million for Q2 2005 and Q2 2004, and cash used in operating activities was $50 million and $108 million for the first half of 2005 and 2004. Our operating cash flows result primarily from cash received from our customers and third-party sellers, offset by cash payments we make to suppliers of products and services, employee compensation, credit card transaction fees, operating leases, bad debt, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During Q2 2005, payments to product merchandise suppliers, which do not include payments to transportation suppliers, totaled $1.1 billion, a 20% increase over Q2 2004. Payments to product merchandise suppliers correspond with cost of sales, and are also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers, and by foreign exchange rates.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $144 million and $341 million during Q2 2005 and the first half of 2005, compared to cash used in investing activities of $222 million and $167 million during Q2 2004 and the first half of 2004. Capital expenditures, including internal-use software and website development, were $46 million and $73 million during Q2 2005 and the first half of 2005, and were $14 million and $24 million during Q2 2004 and the first half of 2004, with the increase reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies in the first half of 2005 resulting in cash payments, net of acquired cash, of $20 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by financing activities was $9 million during Q2 2005, and cash used in financing activities was $247 million for the first half of 2005. This compares to cash provided by financing activities of $19 million during Q2 2004, and cash used in financing activities of $121 million for the first half of 2004. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. In Q1 2004, we repaid $150 million of our 4.75% Convertible Subordinated Notes for $154 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $9 million and $19 million for Q2 2005 and the first half of 2005, and were $20 million and $35 million for Q2 2004 and the first half of 2004. We expect cash proceeds from exercises of stock options will continue to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

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

The following summarizes our principal contractual commitments as of June 30, 2005:

	Six Months Ending December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$5.9	$1.2	$0.3	$0.3	$900.9	$607.5	$1,516.1
Debt interest (1)	21.4	83.5	83.5	83.5	62.2	40.8	374.9
Capital leases	0.6	0.6	—	—	—	—	1.2
Operating leases (2)(3)	41.7	79.4	70.8	61.8	50.8	183.1	487.6
Purchase obligations (4)	218.2	8.9	8.9	5.5	5.5	5.5	252.5

Total commitments	$287.8	$173.6	$163.5	$151.1	$1,019.4	$836.9	$2,632.3

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2005, the Euro to U.S. Dollar exchange rate was 1.2107. Due to fluctuations in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $110 million as of June 30, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of June 30, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $488 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $374 million of additional obligations on our balance sheet at June 30, 2005.
(3)	Includes $12 million related to restructuring-related leases and other commitments, consisting of $6 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $7 million due after 12 months and included in “Long-term debt and other” on our balance sheet. These amounts are net of anticipated sublease income of $8 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

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

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	(7)	3	2	(2)

Balance at June 30, 2005 (4)	$43	$5	$24	$72

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.
(2)	Pursuant to an available line of credit totaling $10 million.
(3)	At June 30, 2005, our market capitalization was $13.6 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.
(4)	Includes $9 million of cash equivalents pledged as collateral. See Item 1 of Part 1, “Financial Statements — Note 2 — Cash, Cash Equivalents, and Marketable Securities.”

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Net Sales:
North America	$960	$791	$1,987	$1,639
International	793	596	1,668	1,279

Consolidated	$1,753	$1,387	$3,655	$2,918

Year-over-year Percentage Growth:
North America	21.2%	12.8%	21.2%	16.5%
International	33.2	49.8	30.4	64.7
Consolidated	26.3	26.1	25.3	33.6

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	21.0%	12.7%	21.1%	16.3%
International	29.3	38.1	26.3	47.7
Consolidated	24.6	21.9	23.4	27.5

Net Sales Mix:
North America	54.8%	57.1%	54.4%	56.2%
International	45.2	42.9	45.6	43.8

Consolidated	100.0	100.0	100.0	100.0

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. Revenue growth is also affected by general economic conditions and by changes in exchange rates — see “Effect of Exchange Rates” below. The year-over-year growth rates for 2004 periods were affected by the Q2 2003 release of Harry Potter and the Order of the Phoenix, for which we sold over 1.4 million copies.

North America revenue growth rates for Q2 2005 and the first half of 2005 were higher than the comparable periods in 2004, which reflects several current-year factors such as our continued efforts to reduce prices for our customers, including from our free shipping offers, additions to our product categories and selection available on our websites, and increases in our marketing and promotional-related revenues including from our co-branded credit card agreement, as well as the prior year effect on growth rates of the Q2 2003 release of Harry Potter and the Order of the Phoenix.

International revenue growth rates for Q2 2005 and the first half of 2005 were lower than the comparable periods in 2004. This primarily reflects the increasing size of our International business, which creates a larger revenue base against which future growth is measured, offset partially by our customer experience initiatives including new category introductions; increased selection; third-party offerings; and our efforts to reduce prices for our customers, including from our free shipping offers.

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

Gross profit information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Gross Profit:
North America	$278	$220	$557	$446
International	172	121	352	256

Consolidated	$450	$341	$909	$702

Year-over-year Percentage Growth:
North America	26.6%	15.6%	25.0%	18.2%
International	41.7	44.7	37.2	52.9
Consolidated	32.0	24.5	29.5	28.9

Gross Margin:
North America	29.0%	27.7%	28.0%	27.2%
International	21.7	20.4	21.1	20.0
Consolidated	25.7	24.6	24.9	24.1

The increase in gross profit in absolute terms during Q2 2005 and the first half of 2005 compared to comparable periods in 2004 corresponds with increases in sales, including increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreement, and increases in amounts earned from our Merchant.com program, offset by our free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping offers. Free shipping offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely. Additionally, in Q1 2005 we introduced a new shipping membership program, Amazon Prime, in which members receive free two-day shipping and discounted overnight shipping.

Sales of products by third-party sellers on our websites continue to increase, representing 28% and 24% of unit sales in Q2 2005 and Q2 2004, and 28% and 24% in the first half of 2005 and 2004. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, the higher gross margin attributes of these sales will offset decreases in our gross margins due to lowering prices for customers over time by offering price reductions, free shipping offers, and promotions.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in Q2 2005 and the first half of 2005 improved by 125 basis points and 85 basis points over the comparable periods in 2004 resulting primarily from increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreement, and increases in amounts earned from our Merchant.com program. Gross margins are also affected by the extent to which we receive discounts and allowances from our product suppliers, which are generally offset by our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

International segment gross margins in Q2 2005 and the first half of 2005 improved by 130 basis points and 104 basis points over the comparable periods in 2004 resulting from several factors including increasing sales by third-party sellers and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Shipping Activity:
Shipping revenue (1)	$103	$84	$211	$178
Outbound shipping costs	(148)	(119)	(311)	(255)

Net shipping cost	$(45)	$(35)	$(100)	$(77)

Year-over-year Percentage Growth:
Shipping revenue	22.1%	5.2%	18.5%	12.3%
Outbound shipping costs	24.8	11.7	21.9	20.5
Net shipping cost	31.2	31.5	29.8	44.8

Percent of Net Sales:
Shipping revenue	5.9%	6.1%	5.8%	6.1%
Outbound shipping costs	(8.5)	(8.6)	(8.6)	(8.8)

Net shipping cost	(2.6)	(2.5)	(2.8)	(2.7)

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products, as well as through membership in Amazon Prime. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies, including by reducing split-shipments. In addition, we anticipate that the costs of lowering prices over time will be partially mitigated to the extent product sales by third-party sellers continue to increase.

Supplemental information about our net sales is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Net Sales:
North America
Media	$632	$541	$1,331	$1,141
Electronics and other general merchandise	278	226	559	450
Other (1)	50	24	97	48

Total North America	$960	$791	$1,987	$1,639

International
Media	$614	$496	$1,289	$1,072
Electronics and other general merchandise	178	99	377	206
Other (1)	1	1	2	1

Total International	$793	$596	$1,668	$1,279

Consolidated
Media	$1,246	$1,037	$2,620	$2,213
Electronics and other general merchandise	456	325	936	656
Other (1)	51	25	99	49

Total consolidated	$1,753	$1,387	$3,655	$2,918

Year-over-year Percentage Growth:
North America
Media	16.7%	8.6%	16.7%	12.2%
Electronics and other general merchandise	22.9	27.3	24.1	30.3
Other	104.7	(5.8)	100.2	6.4
Total North America	21.2	12.8	21.2	16.5
International
Media	23.8%	35.4%	20.3%	48.5%
Electronics and other general merchandise	80.2	218.3	83.2	281.7
Other	34.6	176.3	49.4	119.9
Total International	33.2	49.8	30.4	64.7
Consolidated
Media	20.1%	19.9%	18.4%	27.3%
Electronics and other general merchandise	40.3	55.7	42.7	64.2
Other	102.7	(4.0)	99.0	7.7
Total consolidated	26.3	26.1	25.3	33.6

Consolidated Net Sales Mix:
Media	71.1%	74.8%	71.7%	75.8%
Electronics and other general merchandise	26.0	23.4	25.6	22.5
Other	2.9	1.8	2.7	1.7

Total consolidated	100.0%	100.0%	100.0%	100.0%

North America	54.8%	57.1%	54.4%	56.2%
International	45.2	42.9	45.6	43.8

Total consolidated	100.0%	100.0%	100.0%	100.0%

(1)	Includes non-retail activities, such as our Merchant.com program, and miscellaneous marketing and promotional activities, such as our co-branded credit card program.

Operating Expenses

Fulfillment

The increase in fulfillment costs in absolute dollars in comparison with the prior year relates primarily to variable costs corresponding with sales volume; our mix of product sales; costs associated with credit card fees; bad debt costs, including costs of our guarantee for certain third-party seller transactions; expanding fulfillment capacity; and stock-based compensation. Additionally, fulfillment for the first half of 2005 includes a loss of $5 million relating to certain North America fulfillment assets removed from service in Q1 2005. Fulfillment includes stock-based compensation of $5 million and $3 million for Q2 2005 and Q2 2004, and $8 million and $4 million for the first half of 2005 and 2004. See “Supplemental Information about Stock-Based Compensation” below.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as costs associated with bad debt, including costs of our guarantee for certain third-party seller transactions, our level of productivity and accuracy, changes in volume of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to reduce customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, since credit card fees associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and bad debt costs associated with these transactions are higher as a percentage of revenue versus our retail sales, our increasing third-party sales have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in 2004 and the first half of 2005 through gains in efficiencies as well as increases in leased warehouse space. We plan to continue expanding our world-wide fulfillment capacity in order to meet anticipated shipment volumes from sales of our own products as well as sales by third parties where we provide the fulfillment. We expect absolute amounts spent in fulfillment and fulfillment-related cost of sales to increase over time.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Marketing includes stock-based compensation of $2 million for each of Q2 2005 and Q2 2004, and $3 million for each of the first half 2005 and 2004. See “Supplemental Information about Stock-Based Compensation” below.

Marketing costs increased in absolute terms in Q2 2005 and the first half of 2005 compared to comparable prior year periods. These increases correspond with revenue growth as we utilized variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

Our spending in technology and content has primarily increased because we are adding computer scientists and software engineers to continue to enhance the customer experience on our websites and those websites powered by us, to improve our process efficiency, and to continue to invest in several areas of technology including seller platforms, search, web services, and digital initiatives. We intend to continue investing in areas of technology and content, and expect absolute amounts spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff. Technology and content includes stock-based compensation of $13 million for each of Q2 2005 and Q2 2004, and $23 million and $16 million for the first half of 2005 and 2004. See “Supplemental Information about Stock-Based Compensation” below.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in Q2 2005 versus Q2 2004 is primarily due to increases in payroll and related expenses, and the increase in the first half of 2005 over the comparable prior year period is primarily due to increases in payroll and related expenses, professional fees, and legal costs. In Q1 2005 we recorded a charge of $8 million related to possible settlements of outstanding litigation, and in Q2 2005 the favorable resolution of one of these matters resulted in a $3 million expense reduction. General and administrative includes stock-based compensation of $6 million and $4 million for Q2 2005 and Q2 2004, and $11 million and $6 million in the first half of 2005 and 2004. See “Supplemental Information about Stock-Based Compensation” below. We expect absolute amounts spent in general and administrative to increase over time.

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

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in Q1 2005, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1 million and $2 million for Q2 2005 and the first half of 2005. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

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

Information about operating expenses with and without stock-based compensation was as follows:

	Three months ended June 30, 2005			Three months ended June 30, 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$158	$(5)	$153	$126	$(3)	$123
Marketing	42	(2)	40	34	(2)	32
Technology and content	106	(13)	93	71	(13)	58
General and administrative	38	(6)	32	31	(4)	27
Other operating expense (income)	2	—	2	(7)	—	(7)

Total operating expenses	$346	$(26)	$320	$255	$(22)	$233

Year-over-year Percentage Growth:
Fulfillment	25.0%		24.5%	12.2%		14.2%
Marketing	23.5		25.9	26.0		25.7
Technology and content	48.7		59.4	8.5		12.2
General and administrative	24.6		18.9	16.9		24.6

Percent of Net Sales:
Fulfillment	9.0%		8.7%	9.1%		8.8%
Marketing	2.4		2.3	2.4		2.3
Technology and content	6.0		5.3	5.1		4.2
General and administrative	2.2		1.8	2.2		2.0

	Six months ended June 30, 2005			Six months ended June 30, 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$324	$(8)	$316	$255	$(4)	$251
Marketing	87	(3)	84	68	(3)	65
Technology and content	198	(23)	175	130	(16)	114
General and administrative	85	(11)	74	60	(6)	54
Other operating expense (income)	3	—	3	(8)	—	(8)

Total operating expenses	$697	$(45)	$652	$505	$(29)	$476

Year-over-year Percentage Growth:
Fulfillment	27.2%		26.1%	14.2%		18.6%
Marketing	26.9		27.0	21.4		22.3
Technology and content	52.6		54.4	(0.3)		11.1
General and administrative	40.4		35.8	14.9		27.2

Percent of Net Sales:
Fulfillment	8.9%		8.6%	8.7%		8.6%
Marketing	2.4		2.3	2.3		2.2
Technology and content	5.4		4.8	4.4		3.9
General and administrative	2.3		2.0	2.1		1.9

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Other Operating Expense (Income)

“Other operating expense (income)” includes amortization of intangibles and restructuring-related expenses or credits. Comparable amounts in Q2 2004 and for the first half of 2004 include gains of $7 million and $8 million related to the reduction of our restructure-related liability due to our occupation of certain office space previously vacated as part of our 2001 restructuring.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% U.S. Convertible Subordinated Notes and €490 million ($593 million based on the exchange rate at June 30, 2005) of our 6.875% PEACS at June 30, 2005, offset partially by the effect of changes in exchange rates. Interest expense was $22 million and $26 million in Q2 2005 and Q2 2004, and $48 million and $54 million for the first half of 2005 and 2004, with declines primarily relating to principal repayments of our long-term debt.

At June 30, 2005, our total long-term debt was $1.5 billion compared to $1.8 billion at June 30, 2004. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Foreign-currency gains on remeasurement of 6.875% PEACS (1)	$42	$8	$77	$28
Gain (loss) on sales of Euro-denominated investments, net	—	2	(2)	5
Loss on redemption of long-term debt (See Note 3)	—	—	(4)	(6)
Foreign-currency effect on intercompany balances (2)	(25)	(7)	(39)	(10)
Other (3)	1	13	—	19

Total remeasurements and other	$18	$16	$32	$36

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss resulting from remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	In Q2 2005 and Q2 2004 we recorded a gain of $3 million and $14 million associated with the sale of one of our equity investments, and in Q1 2004, we recorded a gain of $6 million relating to the settlement of a contractual dispute.

Income Taxes

Our effective tax rate for Q2 2005 and the first half of 2005 was higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain operating assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005 and beneficially impact our effective tax rate over time. Since we have NOLs, these asset transfers will not have a significant effect on cash taxes paid, which we expect to be approximately $25 million in 2005, compared with $4 million in 2004. Cash paid for income taxes was $1 million and $5 million in Q2 2005 and the first half of 2005, compared with $1 million during Q2 2004 and the first half of 2004.

At June 30, 2005, approximately $730 million of our gross deferred tax assets were related to approximately $2.3 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code, and other limitations under state and foreign tax laws.

Net Income

Net income was $52 million and $76 million for Q2 2005 and Q2 2004, and was $130 million and $188 million for the first half of 2005 and 2004. The year-over-year declines in net income are primarily related to our provision for income taxes, which increased $51 million and $109 million for Q2 2005 and the first half of 2005 in comparison with the prior year periods. Income before income taxes was $108 million and $81 million for Q2 2005 and Q2 2004, and was $216 million and $191 million for the first half of 2005 and 2004. See “Income Taxes” above for a discussion of our tax provision.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	For the three months ended June 30,
	2005			2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$1,728	$25	$1,753	$1,340	$47	$1,387
Gross profit	445	5	450	331	10	341
Operating expenses	343	3	346	249	6	255
Operating income	102	2	104	82	4	86
Net interest expense and other	(14)	—	(14)	(20)	(1)	(21)
Remeasurements and other (3)	1	17	18	13	3	16
Net income	$43	$9	$52	$70	$6	$76
Diluted earnings per share	$0.10	$0.02	$0.12	$0.16	$0.02	$0.18

	For the six months ended June 30,
	2005			2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$3,600	$55	$3,655	$2,784	$134	$2,918
Gross profit	897	12	909	675	27	702
Operating expenses	690	7	697	489	16	505
Operating income	208	4	212	186	11	197
Net interest expense and other	(32)	4	(28)	(39)	(3)	(42)
Remeasurements and other (3)	(5)	37	32	13	23	36
Net income	$108	$22	$130	$157	$31	$188
Diluted earnings per share	$0.26	$0.05	$0.31	$0.37	$0.07	$0.44

(1)	Represents the outcome that would have resulted had currency exchange rates in the current period been the same as those in effect in the comparable prior year period.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 7 — Remeasurements and Other.”

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Cash provided by operating activities” for the trailing twelve months ended June 30, 2005 and 2004 (in millions):

	Twelve Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$624	$410
Purchases of fixed assets, including internal-use software and website development	(138)	(56)

Free cash flow	$486	$354

Net cash provided by (used in) investing activities	$(492)	$(133)

Net cash used in financing activities	$(223)	$(261)

Guidance

The Company provided guidance on July 26, 2005 in its earnings release furnished on Form 8-K as follows:

Third Quarter 2005 Guidance

•	Net sales are expected to be between $1.76 billion and $1.91 billion, or grow between 20% and 31%, compared with third quarter 2004.

•	Operating income is expected to be between $60 million and $90 million, or between (26%) decline and 11% growth, compared with third quarter 2004. This guidance includes stock-based compensation of $35 million, including the impact from the Company’s January 1, 2005 early adoption of SFAS 123(R), and assumes, among other things, that no additional intangible assets are recorded, and that there are no further revisions to restructuring-related estimates.

Full Year 2005 Expectations

•	Net sales are expected to be between $8.275 billion and $8.675 billion, or grow between 20% and 25%, compared with 2004.

•	Operating income is expected to be between $415 million and $515 million, or between (6%) decline and 17% growth, compared with 2004. This expectation includes stock-based compensation of $110 million, including the impact from the Company’s January 1, 2005 early adoption of SFAS 123(R), and assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to restructuring-related estimates.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of June 30, 2005, we had an accumulated deficit of $2.3 billion and our stockholders’ deficit was $64 million. We have incurred substantial operating losses since our inception, and although we earned net income for Q2 2005, we may incur losses again in the future.

We Have Significant Indebtedness

As of June 30, 2005, we had long-term indebtedness of $1.5 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our Expansion Places a Significant Strain on our Management, Operational and Financial Resources

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from several of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, operating our fulfillment network becomes more challenging and there can be no assurance that we will be able to operate our network effectively.

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

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of the agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of our commercial agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results. As an example, we are currently in litigation with Toysrus.com over our commercial agreement, and Toysrus.com’s parent, Toysrus, Inc., recently was acquired by a private investment group. In the event of the early termination of our commercial agreement with Toysrus.com, we would attempt to replace the product selection currently provided by Toysrus.com with owned inventory and offerings from other parties, but our operating results could be negatively impacted.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, including our acquisition of Joyo.com in September 2004, and we may acquire or invest in (such as through joint ventures or other business combinations) additional companies. Acquisitions and investments create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key technical and managerial personnel, resulting from, among other factors, changes in compensation, responsibilities, reporting relationships, future prospects, and the direction of the business;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition or investment had lacked such controls, procedures and policies;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of June 30, 2005, our recorded basis in equity securities was $25 million, including $8 million classified as “Marketable securities” and $18 million classified as “Other assets.”

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

We Could Be Liable for Breaches of Security on Our Website

A fundamental requirement for e-commerce is the secure storage and transmission of confidential information. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

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

At June 30, 2005, we had long-term debt of $1.5 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $863 million and $907 million at June 30, 2005 and December 31, 2004, and the fair value of the 6.875% PEACS (outstanding principal of €490 million and €690 million) was $599 million and $936 million at June 30, 2005 and December 31, 2004.

Foreign Exchange Risk

During Q2 2005, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 45% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include British Pounds, Euros, Yen, Chinese Yuan, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2005 improved $23 million and our consolidated operating income improved $2 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2005 of $679 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $34 million, $68 million, or $136 million. The balance of foreign funds at June 30, 2004 was $645 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at June 30, 2005 of €490 million ($593 million, based on the exchange rate as of June 30, 2005). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $110 million as of June 30, 2005. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $30 million, $59 million, or $119 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $2 million, $4 million, or $8 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2005, our recorded basis in equity securities (including both publicly-traded and private companies) was $25 million, including $8 million classified as “Marketable securities,” and $18 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2005 of $72 million (recorded basis of $18 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $11 million, $22 million, or $36 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2005, De Anza Properties exercised a portion of their warrant and received 970 shares of our common stock at a per share exercise price of $6.1588. We assumed this warrant obligation in connection with a 1998 acquisition. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 17, 2005. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	373,536,299	5,372,965
Tom A. Alberg	374,581,183	4,328,081
John Seely Brown	374,262,454	4,646,810
L. John Doerr	370,764,481	8,144,783
William B. Gordon	374,595,336	4,313,928
Myrtle S. Potter	374,222,857	4,686,407
Thomas O. Ryder	374,364,087	4,545,177
Patricia Q. Stonesifer	374,603,217	4,306,047

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	376,509,858
Against	321,691
Abstain	2,077,715
Broker Non-Votes	-0-

A shareholder proposal regarding the voting standard for election of directors was not adopted by the vote set forth below:

Votes
For	62,370,567
Against	253,204,613
Abstain	2,267,768
Broker Non-Votes	61,066,316

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

Dated: July 27, 2005

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