Form 10-Q
period 2005-09-30
AMAZON COM INC
filed 2005-10-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

414,472,558 shares of common stock, par value $0.01 per share, outstanding as of October 20, 2005

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2005	2004	2005	2004	2005	2004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$629	$701	$1,303	$1,102	$746	$666
OPERATING ACTIVITIES:
Net income	30	54	160	242	507	315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	30	19	85	55	106	73
Stock-based compensation	26	9	71	38	90	53
Other operating expense (income)	—	5	3	(3)	(3)	(3)
Loss (gains) on sales of marketable securities, net	—	—	—	(1)	—	(1)
Remeasurements and other	(6)	5	(38)	(31)	(6)	5
Non-cash interest expense and other	1	1	4	3	5	4
Deferred income taxes	23	(4)	116	(12)	(128)	(13)
Cumulative effect of change in accounting principle	—	—	(26)	—	(26)	—
Changes in operating assets and liabilities:
Inventories	(76)	(70)	10	(61)	(98)	(104)
Accounts receivable, net and other current assets	(12)	(18)	6	(9)	14	(25)
Accounts payable	147	96	(224)	(138)	201	161
Accrued expenses and other current liabilities	(5)	9	(30)	(53)	8	19
Additions to unearned revenue	28	34	95	84	120	108
Amortization of previously unearned revenue	(32)	(27)	(87)	(76)	(118)	(102)
Interest payable	(1)	4	(42)	(29)	(11)	—

Net cash provided by operating activities	153	117	103	9	661	490
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(76)	(29)	(149)	(52)	(186)	(70)
Acquisitions, net of cash acquired	(4)	(71)	(24)	(71)	(24)	(71)
Sales and maturities of marketable securities and other investments	163	395	653	1,007	1,072	1,239
Purchases of marketable securities	(289)	(380)	(1,027)	(1,136)	(1,475)	(1,257)

Net cash used in investing activities	(206)	(85)	(547)	(252)	(613)	(159)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	23	8	42	43	59	73
Proceeds from long-term debt and other	13	—	13	—	13	—
Repayments of long-term debt and capital lease obligations	(6)	(1)	(272)	(157)	(272)	(364)

Net cash provided by (used in) financing activities	30	7	(217)	(114)	(200)	(291)
Foreign-currency effect on cash and cash equivalents	(6)	6	(42)	1	6	40

Net increase (decrease) in cash and cash equivalents	(29)	45	(703)	(356)	(146)	80

CASH AND CASH EQUIVALENTS, END OF PERIOD	$600	$746	$600	$746	$600	$746

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21	$21	$105	$108	$105	$111
Cash paid for income taxes	6	2	11	3	12	3

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$1,858	$1,463	$5,513	$4,380
Cost of sales	1,395	1,107	4,141	3,322

Gross profit	463	356	1,372	1,058
Operating expenses (1):
Fulfillment	171	138	495	392
Marketing	44	34	131	103
Technology and content	121	69	319	199
General and administrative	32	29	117	89
Other operating expense (income)	40	5	43	(3)

Total operating expenses	408	275	1,105	780

Income from operations	55	81	267	278
Interest income	12	7	30	19
Interest expense	(22)	(26)	(70)	(80)
Other income, net	—	—	2	—
Remeasurements and other	6	(5)	38	31

Total non-operating expense	(4)	(24)	—	(30)

Income before income taxes	51	57	267	248
Provision for income taxes	21	3	133	6

Income before change in accounting principle	30	54	134	242
Cumulative effect of change in accounting principle	—	—	26	—

Net income	$30	$54	$160	$242

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.07	$0.13	$0.33	$0.60
Cumulative effect of change in accounting principle	—	—	0.06	—

	$0.07	$0.13	$0.39	$0.60

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.07	$0.13	$0.32	$0.57
Cumulative effect of change in accounting principle	—	—	0.06	—

	$0.07	$0.13	$0.38	$0.57

Weighted average shares used in computation of earnings per share:
Basic	413	407	411	405

Diluted	428	425	426	424

(1) Includes stock-based compensation as follows:
Fulfillment	$5	$2	$13	$6
Marketing	2	—	5	3
Technology and content	13	4	36	21
General and administrative	6	3	17	8

Total stock-based compensation expense	$26	$9	$71	$38

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$600	$1,303
Marketable securities	819	476

Cash, cash equivalents, and marketable securities	1,419	1,779
Inventories	456	480
Deferred tax assets, current portion	58	81
Accounts receivable, net and other current assets	188	199

Total current assets	2,121	2,539
Fixed assets, net	322	246
Deferred tax assets, long-term portion	190	282
Goodwill	159	139
Other assets	40	42

Total assets	$2,832	$3,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$876	$1,142
Accrued expenses and other current liabilities	340	361
Unearned revenue	48	41
Interest payable	32	74
Current portion of long-term debt and other	17	2

Total current liabilities	1,313	1,620
Long-term debt and other	1,513	1,855
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares — 500 Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000 Issued and outstanding shares — 414 and 410 shares	4	4
Additional paid-in capital	2,215	2,123
Accumulated other comprehensive income	13	32
Accumulated deficit	(2,226)	(2,386)

Total stockholders’ equity (deficit)	6	(227)

Total liabilities and stockholders’ equity (deficit)	$2,832	$3,248

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities relating to www.joyo.com in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, internally-developed software, stock-based compensation, taxes, inventory valuation, receivables valuation, sales returns, restructuring-related liabilities, incentive discount offers, depreciable lives, valuation of investments, valuation of acquired intangibles, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. Using the treasury stock method, the weighted average effect of stock awards on diluted earnings per share was 15 million and 18 million shares for Q3 2005 and Q3 2004 and was 15 million and 19 million shares for the three quarters ended September 30, 2005 and 2004.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive.

Business Combinations

We acquired certain companies during the three quarters ended September 30, 2005 for an aggregate cash purchase price of $29 million. Acquired intangibles totaled $10 million and have estimated useful lives of between one and three years. The excess of purchase price over the fair value of the net assets acquired was $19

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during Q3 2005 and the three quarters ended September 30, 2005 was not significant.

In the third quarter of 2004, we acquired all of the outstanding shares of Joyo.com Limited (“Joyo.com”), a British Virgin Islands company that operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates, at a purchase price of $75 million. Acquired intangibles were $6 million with estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $70 million and is classified as “Goodwill” on our consolidated balance sheets.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $20 million and $12 million at September 30, 2005 and December 31, 2004, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Goodwill

We perform our annual analysis of goodwill during the fourth quarter of each year, and we update our analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Based on our 2004 analysis, no impairments were present, and no indicators of impairment were identified in the three quarters ended September 30, 2005.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, certain equity investments, and other intangibles. At September 30, 2005 and December 31, 2004, deferred issuance charges were $13 million and $19 million; equity investments were $9 million and $15 million; and other intangibles, net were $13 million and $5 million.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $112 million and $87 million for Q3 2005 and Q3 2004 and $323 million and $264 million for the three quarters ended September 30, 2005 and 2004. Outbound shipping-related costs are included in “Cost of sales” and totaled $159 million and $128 million for Q3 2005 and Q3 2004 and $471 million and $383 million for the three quarters ended September 30, 2005 and 2004. The net cost to us of shipping activities was $47 million and $41 million for Q3 2005 and Q3 2004 and $148 million and $119 million for the three quarters ended September 30, 2005 and 2004.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs related to design or maintenance of internal-use software are expensed as incurred. During Q3 2005 and Q3 2004, we capitalized $25 million (including $3 million of stock-based compensation) and $12 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $14 million and $8 million. For the three quarters ended September 30, 2005 and 2004, we capitalized $65 million (including $8 million of stock-based compensation) and $29 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $35 million and $22 million.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on the consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $29 million and $19 million for Q3 2005 and Q3 2004 and $78 million and $54 million for the three quarters ended September 30, 2005 and 2004.

Stock-Based Compensation

Effect of Early Adoption of SFAS 123(R), Share-Based Payment

Prior to January 1, 2005, we accounted for stock awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at their estimated fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in Q1 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $2 million and $4 million for Q3 2005 and the three quarters ended September 30, 2005.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$51	$4	$55	$283	$(16)	$267
Income before income taxes	47	4	51	283	(16)	267
Income before cumulative effect of change in accounting principle	28	2	30	142	(8)	134
Net income	28	2	30	142	18	160

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.06	$0.01	$0.07	$0.34	$(0.01)	$0.33
Cumulative effect of change in accounting principle	—	—	—	—	0.06	0.06

	$0.06	$0.01	$0.07	$0.34	$0.05	$0.39

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.06	$0.01	$0.07	$0.33	$(0.01)	$0.32
Cumulative effect of change in accounting principle	—	—	—	—	0.06	0.06

	$0.06	$0.01	$0.07	$0.33	$0.05	$0.38

Cash flow from operating activities	$155	$(2)	$153	$107	$(4)	$103
Cash flow from financing activities	28	2	30	(221)	4	(217)

Valuation Assumptions for Stock Options

Less than two thousand stock options were granted during Q3 2005. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average risk-free interest rate	4.0%	2.9%	3.7%	2.6%
Average expected life (in years)	4.5	3.3	4.5	3.3
Volatility	37.4%	53.3%	38.6%	58.0%

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Fair Value Disclosures — Prior to SFAS 123(R) Adoption

Stock-based compensation for the three quarters ended September 30, 2004 was determined using the intrinsic value method. The following table provides supplemental information for Q3 2004 and the three quarters ended September 30, 2004 as if stock-based compensation had been computed under SFAS 123 (in millions, except per share data):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income — as reported	$54	$242
Add: Stock-based compensation, as reported	9	38
Deduct: Total stock-based compensation determined using a fair value-based method for all awards	(22)	(61)

Net income — SFAS 123 fair value adjusted	$41	$219

Basic earnings per share — as reported	$0.13	$0.60
Diluted earnings per share — as reported	0.13	0.57
Basic earnings per share — SFAS 123 fair value adjusted	0.10	0.54
Diluted earnings per share — SFAS 123 fair value adjusted	0.10	0.52

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2005 and December 31, 2004 our cash, cash equivalents, and marketable securities of $1.4 billion and $1.8 billion, at fair value, primarily consist of cash, investment grade securities and AAA-rated money market mutual funds. At September 30, 2005 and December 31, 2004 amounts held in foreign currencies were $687 million and $970 million, primarily Euros, British Pounds, and Yen.

At September 30, 2005, gross unrealized gains and losses on cash equivalents and marketable securities were not significant.

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	September 30, 2005	December 31, 2004
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	589	935
Other long-term debt and capital lease obligations	41	22

	1,530	1,857
Less current portion of other long-term debt and capital lease obligations	(17)	(2)

Total long-term debt and other	$1,513	$1,855

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At September 30, 2005, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.9%.
(2)	In Q1 2005, we redeemed an aggregate principal amount of €200 million ($265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium was required. We recorded a charge in Q1 2005, classified in “Remeasurements and other,” of approximately $4 million related to the redemption, consisting of $2 million in unamortized deferred issuance charges and $2 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. Accrued and unpaid interest of $0.9 million was also paid at redemption and recorded to “Interest expense.” The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($102.08, based on the exchange rate as of September 30, 2005). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 5.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest. No premium payment is required for early redemption.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $20 million and $14 million for Q3 2005 and Q3 2004, and $53 million and $41 million for the three quarters ended September 30, 2005 and 2004.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2005:

	Three Months Ending December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$1.5	$14.2	$1.4	$1.8	$901.7	$610.3	$1,530.9
Debt interest (1)	—	83.3	83.3	83.3	61.8	40.5	352.2
Capital leases	0.3	0.7	—	—	—	—	1.0
Operating leases (2)(3)	34.9	113.7	102.4	77.9	65.8	194.5	589.2

Total commitments	$36.7	$211.9	$187.1	$163.0	$1,029.3	$845.3	$2,473.3

(1)

Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2005, the Euro to U.S. Dollar exchange rate was 1.2026. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

under this instrument since issuance in February 2000 has increased by $106 million as of September 30, 2005. The principal and interest commitments at September 30, 2005 reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.

(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of September 30, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $589 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $521 million of additional obligations on our balance sheet at September 30, 2005.
(3)	Includes $10 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $5 million due after 12 months and included in “Long-term debt and other” on our balance sheets. These amounts are net of anticipated sublease income of $6 million.

Pledged Securities

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases and with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock, and based on our credit-rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	(2)	12	(5)	5

Balance at September 30, 2005 (4)	$48	$14	$17	$79

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.
(2)	Pursuant to an available line of credit totaling $13 million.
(3)	At September 30, 2005, our market capitalization was $18.8 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.
(4)	Includes $8 million of cash equivalents pledged as collateral.

Legal Proceedings

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). In August 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1934 Act claims. In July 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1933 Act claims. If finalized and approved by the Court, these settlements would dispose of all claims asserted in these lawsuits in exchange for payments totaling $48 million, substantially all of which we expect to be funded by our insurers.

In October 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. We dispute the allegations of wrongdoing in this complaint, and intend to vigorously defend ourselves in this matter.

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

In January 2004, Soverain Software LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged that our website technology infringed several patents obtained by Soverain purporting to cover “Internet Server Access Control and Monitoring Systems” (U.S. Patent No. 5,708,780) and “Network Sales Systems” (U.S. Patent Nos. 5,715,314 and 5,909,492) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. In October 2004, Soverain filed an amended complaint alleging that we infringed two additional patents purporting to cover “Digital Active Advertising” (U.S. Patent No. 6,195,649) and an “Open Network Payment System for Providing Real-Time Authorization of Payment and Purchase Transactions” (U.S. Patent No. 6,205,437). In August 2005, Amazon.com announced that it entered into a settlement of the litigation that included, among other things, a one-time payment of $40 million in Q3 2005, mutual releases, and a non-exclusive license to Soverain’s patent portfolio.

In January 2004, IPXL Holdings, LLC brought an action against us for patent infringement in the United States District Court for the Eastern District of Virginia. The complaint alleges that aspects of our online ordering technology, including 1-Click® ordering, infringe a patent obtained by IPXL purporting to cover an “Electronic Fund Transfer or Transaction System” (U.S. Patent No. 6,149,055) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees. In August 2004, the Court entered a judgment in Amazon.com’s favor on the grounds that the patent claims asserted by the plaintiff were invalid and that Amazon.com’s technology did not infringe those claims in any event. The Court also awarded Amazon.com its attorneys’ fees and costs. Plaintiff is appealing that judgment.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleges that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleges it has an exclusive right to sell on our website. The complaint seeks injunctive relief, declaratory judgment, termination of the agreement, and monetary damages in excess of $65 million. We dispute the allegations of wrongdoing in this complaint and have brought counterclaims alleging breach of contract and seeking damages and declaratory relief. We are vigorously defending ourselves in this matter.

In September 2004, BTG International Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our Associates program, infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigation Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

In October 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. In June 2005, however, Cendant re-filed a new complaint containing substantially the same claims. In response, we filed a countersuit in the United States District Court for the Western District of Washington alleging that Cendant’s parent, Cendant Corporation, and its affiliates Orbitz, Inc., Budget Rent A Car System, Inc., Avis Rent A Car System, Inc., and Trilegiant Corporation infringe certain patents owned by us and our subsidiary, A9.com. We dispute Cendant’s allegations of wrongdoing in its complaint and intend to vigorously defend ourselves in these matters.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 5 — Stockholders’ Equity (Deficit)

Stock Award Plans and Shares Reserved for Future Issuance

Common stock reserved for future issuance was as follows (in millions):

	September 30, 2005	December 31, 2004
Stock awards	111	114
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11	11
Shares issuable upon conversion of 6.875% PEACS	6	8

Total common stock reserved for future issuance	128	133

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Stock Award Activity

Employees vest in restricted stock unit awards and stock options ratably over the service term, generally between two and five years. Outstanding stock options generally have a term of 10 years from the date of grant.

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 1.0 million and 0.7 million shares of common stock during Q3 2005 and Q3 2004 with a per share weighted average fair value of $40.11 and $40.12. For the three quarters ended September 30, 2005 and comparable period in 2004 we granted stock awards representing 5.5 million and 2.7 million shares of common stock with per share weighted average fair values of $35.90 and $44.59.

Common shares underlying outstanding stock awards were as follows:

	September 30, 2005	December 31, 2004
	(in millions)
Stock options	14	18
Restricted stock units	10	6

Outstanding stock awards, excluded from common stock outstanding	24	24
Restricted stock, included in outstanding common stock	—	1

Total outstanding stock awards	24	25

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 438 million and 434 million at September 30, 2005 and December 31, 2004. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. Common shares outstanding increased by 2.3 million shares and 0.8 million shares during Q3 2005 and Q3 2004 and by 4.3 million and 4.1 million shares during the three quarters ended September 30, 2005 and 2004, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following table summarizes our restricted stock unit activity for the three quarters ended September 30, 2005 (in millions):

Number of Units
Outstanding at December 31, 2004	6.4
Units granted	5.4
Units vested	(0.5)
Units cancelled	(0.9)

Outstanding at September 30, 2005	10.4

The aggregate intrinsic value of restricted stock units as of September 30, 2005 was $439 million. Intrinsic value for restricted stock units is calculated based on the number of awards outstanding and the quoted price of our common stock as of the reporting date.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Scheduled vesting for outstanding restricted stock units at September 30, 2005 is as follows (in millions):

	Three Months Ending December 31, 2005	Year Ended December 31,
		2006	2007	2008	2009	Thereafter	Total
Scheduled vesting — restricted stock units	0.6	2.1	3.3	2.6	1.3	0.5	10.4

The following table summarizes our stock option activity for the three quarters ended September 30, 2005:

	Number of Options	Weighted Avg Exercise Price
Outstanding at December 31, 2004	18.4	$12.98
Options granted	0.1	35.82
Options exercised	(3.8)	10.51
Options terminated	(1.0)	11.58

Outstanding at September 30, 2005	13.7	$13.90

The following table summarizes information about stock options outstanding at September 30, 2005:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price	Number of Awards	Weighted Avg Exercise Price
	(in millions)			(in millions)
$ 0.08 – $ 10.00	10.2	5.5	$7.55	4.5	$7.01
10.01 – 30.00	2.3	5.3	17.23	1.4	17.58
30.01 – 50.00	0.5	6.2	38.30	0.4	38.16
50.01 – 70.00	0.1	3.6	59.73	0.1	59.81
70.01 – 104.97	0.6	3.2	73.37	0.3	75.36

$ 0.08 – $104.97	13.7	5.4	$13.90	6.7	$15.24

The aggregate intrinsic value of stock options outstanding at September 30, 2005 was $451 million, of which $236 million relates to vested awards. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date.

As matching contributions under our 401(k) savings plan, we granted 0.07 million shares of common stock for the three quarters ended September 30, 2005. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

As of September 30, 2005, there was $198 million of total unrecognized compensation cost, net of estimated forfeitures of $98 million, related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and a weighted average recognition period of 1.3 years.

During Q3 2005 and Q3 2004, the fair value of restricted stock units and restricted stock awards vested was $8 million and $1 million, and the intrinsic value of options exercised was $71 million and $22 million. The fair value of restricted stock units and restricted stock awards vested in the three quarters ended September 30, 2005 and 2004 was $22 million and $19 million, and the intrinsic value of options exercised was $111 million and $162 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6 — Other Comprehensive Income (Loss)

Comprehensive income was $16 million and $53 million for Q3 2005 and Q3 2004, and $141 million and $232 million for the three quarters ended September 30, 2005 and 2004. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Note 7 — Other Operating Expense (Income)

In Q3 2005 we settled a patent lawsuit on terms that include, among other things, a one-time payment of $40 million in Q3 2005 that was recorded to “Other operating expense (income)” on the consolidated statements of operations.

In Q3 2004 severance terms were finalized to eliminate certain managerial, professional, clerical and technical positions in France. The corresponding costs of $4 million were recorded in the third quarter of 2004 and classified in “Other operating expense (income)” on the consolidated statements of operations.

“Other operating expense (income)” for the three quarters ended September 30, 2004 includes a gain of $8 million related to the reduction of our restructuring-related liability due to our occupation of certain office space previously vacated as part of our 2001 restructuring.

Note 8 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$4	$(16)	$81	$12
Gain (loss) on sales of Euro-denominated investments, net	—	4	(2)	9
Loss on redemption of long-term debt	—	—	(4)	(6)
Foreign-currency effect on intercompany balances (2)	(2)	7	(41)	(3)
Other (3)	4	—	4	19

Total remeasurements and other	$6	$(5)	$38	$31

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	Primarily includes gains associated with the sale of certain equity investments.

Note 9 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, with the cumulative effect of a change to the estimated annual rate being recorded in the interim period such a change is made. The Q3 2005 tax provision includes a cumulative adjustment benefit of $4 million, with a corresponding benefit to diluted earnings per share of $0.01, to reflect our current estimate of our annual effective tax rate of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

50%. Our effective tax rate for Q3 2005 and for the three quarters ended September 30, 2005 remains higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain operating assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005. Since we have Net Operating Losses (“NOLs”) these asset transfers will not have a significant effect on cash taxes paid in 2005. Cash paid for income taxes was $6 million and $2 million in Q3 2005 and Q3 2004, and for the three quarters ended September 30, 2005 and 2004 was $11 million and $3 million.

At September 30, 2005, approximately $720 million of our gross deferred tax assets were related to approximately $2.3 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code of 1986 (“Internal Revenue Code”), and other limitations under state and foreign tax laws.

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

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through North America-focused websites, such as www.amazon.com and www.amazon.ca, from North America-focused Syndicated Stores and mail-order catalogs, and from non-retail activities such as North America-focused Amazon Services’ Merchant.com program, marketing, and promotional agreements.

International

The International segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through internationally-focused websites, such as www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com, from internationally-focused Syndicated Stores and from non-retail activities such as internationally-focused marketing and promotional agreements. This segment includes export sales from www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America
Net sales	$1,041	$816	$3,028	$2,455
Cost of sales	749	593	2,179	1,786

Gross profit	292	223	849	669
Direct segment operating expenses	226	166	645	470

Segment operating income	66	57	204	199
International
Net sales	817	647	2,485	1,925
Cost of sales	646	514	1,962	1,536

Gross profit	171	133	523	389
Direct segment operating expenses	116	95	346	275

Segment operating income	55	38	177	114
Consolidated
Net sales	1,858	1,463	5,513	4,380
Cost of sales	1,395	1,107	4,141	3,322

Gross profit	463	356	1,372	1,058
Direct segment operating expenses	342	261	991	745

Segment operating income	121	95	381	313
Stock-based compensation	(26)	(9)	(71)	(38)
Other operating income (expense)	(40)	(5)	(43)	3

Income from operations	55	81	267	278
Total non-operating income (expense), net	(4)	(24)	—	(30)
Provision for income taxes	(21)	(3)	(133)	(6)
Cumulative effect of change in accounting principle	—	—	26	—

Net income	$30	$54	$160	$242

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

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income result from increases in sales through our websites and a focus on keeping our operating costs low, offset by investments we make in longer-term strategic initiatives including hiring additional software engineers and computer scientists. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, expanding product information, improving ease of use, and earning customer trust. We generally focus on gross profit and operating profit dollars rather than margin percentages. Because we have net operating loss carryforwards, the free cash flow impact from income taxes paid is less than our income tax provision.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders. We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 438 million and 434 million at September 30, 2005 and December 31, 2004. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

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

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 15 and 17 for Q3 2005 and Q3 2004. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 58 and 57 for Q3 2005 and Q3 2004. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, gross profit, and operating expenses will be lower than if currencies had remained constant. We believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders over the long term. We also believe it is important to evaluate our operating results and growth rates before and after the effect of currency changes.

In addition, the remeasurement of our 6.875% PEACS and intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities will likely continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons. Assuming exchange rates remain at recent levels, we expect an over $100 million year-over-year negative impact to consolidated net sales in the fourth quarter from foreign exchange.

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

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals, Amazon Prime, and other membership programs, are deferred and classified in “Unearned revenue” on our consolidated balance sheets and recognized as revenue over the subscription term.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are classified as an offsetting amount in “Net sales.”

Commissions and per-unit fees received from third-party sellers and similar amounts earned through our Amazon Services’ Merchant.com program are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. When we are responsible for fulfillment-related services, commissions are recognized when risk of loss and title transfer to the customer. We record an allowance for estimated refunds on such commissions using historical experience.

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

We provide fulfillment-related services in connection with certain of our Amazon Services’ Merchants@ and Merchant.com programs. In those arrangements, as well as other product sales by third parties, the third-party maintains ownership of the related products.

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

During Q3 2005 and Q3 2004, we capitalized $25 million (including $3 million of stock-based compensation) and $12 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $14 million and $8 million. For the three quarters ended September 30, 2005 and 2004, we capitalized $65 million (including $8 million of stock-based compensation) and $29 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $35 million and $22 million.

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

Stock-Based Compensation

As of January 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

When the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), they encouraged early adoption of the standard. After we early-adopted SFAS 123(R), the FASB deferred the required implementation date. Additionally, the FASB continues to discuss implementation issues with industry leaders and the large accounting firms, and this may result in clarifications or modifications of rules affecting the application of the standard. If additional clarifications or conclusions affecting implementation are reached that differ from our application of the standard, this may have an impact, either positive or negative, on our reported results.

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow was $475 million for the trailing twelve months ended September 30, 2005, which includes the effect of a $40 million patent litigation settlement in Q3 2005, compared to $420 million for the trailing twelve months ended September 30, 2004, an increase of 13%. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.4 billion and $1.8 billion at September 30, 2005 and December 31, 2004. Amounts held in foreign currencies were $687 million and $970 million at September 30, 2005 and December 31, 2004, and were primarily Euros, British Pounds, and Yen.

Cash provided by operating activities was $153 million and $117 million for Q3 2005 and Q3 2004 and was $103 million and $9 million for the three quarters ended September 30, 2005 and 2004. Our operating cash flows result primarily from cash received from our customers, third-party sellers, and from non-retail activities such as our Amazon Services’ Merchant.com program, and miscellaneous marketing and promotional agreements, offset by cash payments we make to suppliers of products and services, employee compensation, credit card transaction fees, operating leases, bad debt, and interest payments on our long-term debt obligations. Cash received from customers and third-party sellers generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels. During Q3 2005, payments to product merchandise suppliers, which do not include payments to transportation suppliers, totaled $1.2 billion, a 24% increase over Q3 2004. Payments to product merchandise suppliers correspond with cost of sales, and are also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers, and by foreign exchange rates. Cash provided by operating activities in Q3 2005 and the three quarters ended September 30, 2005 were negatively affected by the $40 million patent litigation settlement in Q3 2005. See “Note 7 — Other Operating Expense (Income).”

Cash used in investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $206 million and $85 million during Q3 2005 and Q3 2004, and for the three quarters ended September 30, 2005 and 2004 cash used in investing activities was $547 million and $252 million. Capital expenditures were $76 million and $29 million during Q3 2005 and Q3 2004 and were $149 million and $52 million during the three quarters ended September 30, 2005 and 2004, with the increases reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $21 million and $12 million for internal-use software and website development during Q3 2005 and Q3 2004, and $57 million and $29 million for the three quarters ended September 30, 2005 and 2004. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies in the three quarters ended September 30, 2005 and 2004 resulting in cash payments, net of acquired cash, of $24 million and $71 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by financing activities was $30 million and $7 million during Q3 2005 and Q3 2004, and cash used in financing activities was $217 million and $114 million for the three quarters ended September 30, 2005 and 2004. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. In Q1 2004, we repaid $150 million of our 4.75% Convertible Subordinated Notes for $154 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $23 million and $8 million for Q3 2005 and Q3 2004, and for the three quarters ended September 30, 2005 and 2004 were $42 million and $43 million. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. We currently do not hedge our exposure to foreign currency effects on our interest or principal obligations relating to the 6.875% PEACS, and, as a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement. Additionally, since our interest payable on our 6.875% PEACS is due in Euros, the balance of interest payable is subject to gains or losses on currency movements until the date of the interest payment. Gains or losses on the remeasurement of our Euro-denominated interest payable are classified as “Other income, net” on our consolidated statements of operations.

The following summarizes our principal contractual commitments as of September 30, 2005:

	Three Months Ending December 31, 2005	Year Ended December 31,				Thereafter	Total
		2006	2007	2008	2009
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$1.5	$14.2	$1.4	$1.8	$901.7	$610.3	$1,530.9
Debt interest (1)	—	83.3	83.3	83.3	61.8	40.5	352.2
Capital leases	0.3	0.7	—	—	—	—	1.0
Operating leases (2)(3)	34.9	113.7	102.4	77.9	65.8	194.5	589.2
Purchase obligations (4)	466.3	11.2	11.8	8.4	8.4	16.7	522.8

Total commitments	503.0	223.1	198.9	171.4	1,037.7	862.0	2,996.1

(1)	At September 30, 2005, the Euro to U.S. Dollar exchange rate was 1.2026. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $106 million as of September 30, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of September 30, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $589 million. If we had applied to our operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $521 million of additional obligations on our balance sheet at September 30, 2005.
(3)	Includes $10 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $5 million due after 12 months and included in “Long-term debt and other” on our balance sheets. These amounts are net of anticipated sublease income of $6 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for real estate lease agreements changes over the life of our leases and with fluctuations in our market capitalization, which is common shares outstanding multiplied by the closing price of our common stock, and based on our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	(2)	12	(5)	5

Balance at September 30, 2005 (4)	$48	$14	$17	$79

(1)	Pursuant to available standby letter-of-credit facilities totaling $130 million.
(2)	Pursuant to an available line of credit totaling $13 million.
(3)	At September 30, 2005, our market capitalization was $18.8 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.
(4)	Includes $8 million of cash equivalents pledged as collateral.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net Sales:
North America	$1,041	$816	$3,028	$2,455
International	817	647	2,485	1,925

Consolidated	$1,858	$1,463	$5,513	$4,380

Year-over-year Percentage Growth:
North America	28%	15%	23%	16%
International	26	52	29	60
Consolidated	27	29	26	32

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	27%	15%	23%	16%
International	28	39	27	45
Consolidated	28	24	25	26

Net Sales Mix:
North America	56%	56%	55%	56%
International	44	44	45	44

Consolidated	100	100	100	100

Revenue growth is due primarily to increased demand driven by increased selection, lower prices, including from our free shipping offers, and improved features and services available on our websites. Revenue growth is also affected by general economic conditions and by changes in exchange rates — see “Effect of Exchange Rates” below. The Q3 2005 and three quarters ended September 30, 2005 growth rates include the effects of the Q3 2005 release of Harry Potter and the Half-Blood Prince, for which we sold over 1.6 million copies during Q3 2005. Additionally, the year-over-year growth rates for the three quarters ended September 30, 2004 were affected by the previous year release of Harry Potter and the Order of the Phoenix, for which we sold over 1.4 million copies in Q2 2003.

North America revenue growth rates for Q3 2005 and the three quarters ended September 30, 2005 were higher than the comparable periods in 2004, which reflects several current-year factors such as our continued efforts to reduce prices for our customers, including from our free shipping offers, additions to our product categories and selection available on our websites, and increases in our Amazon Services’ Merchant.com program and marketing and promotional-related revenues including from our co-branded credit card agreement.

International revenue growth rates for Q3 2005 and the three quarters ended September 30, 2005 were lower than the comparable periods in 2004. This primarily reflects the increasing size of our International business, which creates a larger revenue base against which future growth is measured, offset partially by our customer experience initiatives including new category introductions; increased selection; third-party offerings; and our efforts to reduce prices for our customers, including from our free shipping offers. Additionally, changes in currency exchange rates negatively affected Q3 2005 revenue growth rates, and positively affected growth rates for Q3 2004 and the three quarters ended September 30, 2005 and 2004.

We expect that, over time, our International segment will represent 50% or more of our consolidated total. Additionally, as we continue to offer increased selection, lower prices, and additional product lines in our Electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Gross Profit:
North America	$292	$223	$849	$669
International	171	133	523	389

Consolidated	$463	$356	$1,372	$1,058

Year-over-year Percentage Growth:
North America	31%	11%	27%	16%
International	29	56	35	54
Consolidated	30	24	30	27

Gross Margin:
North America	28.1%	27.4%	28.1%	27.2%
International	20.9	20.5	21.0	20.2
Consolidated	24.9	24.3	24.9	24.1

The increase in gross profit in absolute terms during Q3 2005 and the three quarters ended September 30, 2005 compared to 2004 corresponds with increases in sales, including increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreement, and increases in amounts earned from our Amazon Services’ Merchant.com program, offset by our free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and membership offers. Free shipping and membership offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely. Amazon Prime, introduced in Q1 2005, is a new shipping membership program in which members receive free two-day shipping and discounted overnight shipping.

Sales of products by third-party sellers on our websites continue to increase, representing 30% and 28% of unit sales in Q3 2005 and Q3 2004, and 29% and 25% in the three quarters ended September 30, 2005 and 2004. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, the higher gross margin attributes of these sales will offset decreases in our gross margins due to lowering prices for customers over time by offering price reductions, free shipping offers, and promotions.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q3 2005 and the three quarters ended September 30, 2005 improved by 71 basis points and 81 basis points over the comparable periods in 2004 resulting primarily from increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreement, and increases in amounts earned from our Amazon Services’ Merchant.com program.

International segment gross margins in Q3 2005 and the three quarters ended September 30, 2005 improved by 47 basis points and 85 basis points over the comparable periods in 2004 resulting from several factors including increasing sales by third-party sellers and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$112	$87	$323	$264
Outbound shipping costs	(159)	$(128)	(471)	(383)

Net shipping cost	$(47)	$(41)	$(148)	$(119)

Year-over-year Percentage Growth:
Shipping revenue	30%	13%	22%	12%
Outbound shipping costs	25	23	23	21
Net shipping cost	15	52	25	47

Percent of Net Sales:
Shipping revenue	6.0%	5.9%	5.9%	6.0%
Outbound shipping costs	(8.5)	(8.7)	(8.6)	(8.7)

Net shipping cost	(2.5)	(2.8)	(2.7)	(2.7)

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net Sales:
North America
Media	$684	$564	$2,015	$1,704
Electronics and other general merchandise	304	228	863	679
Other (1)	53	24	150	72

Total North America	$1,041	$816	$3,028	$2,455

International
Media	$629	$530	$1,917	$1,601
Electronics and other general merchandise	187	116	565	322
Other (1)	1	1	3	2

Total International	$817	$647	$2,485	$1,925

Consolidated
Media	$1,313	$1,094	$3,932	$3,305
Electronics and other general merchandise	491	344	1,428	1,001
Other (1)	54	25	153	74

Total consolidated	$1,858	$1,463	$5,513	$4,380

Year-over-year Percentage Growth:
North America
Media (2)	21%	12%	18%	12%
Electronics and other general merchandise	33	27	27	29
Other	122	(10)	108	—
Total North America	28	15	23	16
International
Media (2)	19%	41%	20%	46%
Electronics and other general merchandise	62	132	76	210
Other	177	17	85	76
Total International	26	52	29	60
Consolidated
Media (2)	20%	25%	19%	26%
Electronics and other general merchandise	43	50	43	59
Other	123	(10)	107	1
Total consolidated	27	29	26	32
Consolidated Net Sales Mix:
Media	71%	75%	71%	75%
Electronics and other general merchandise	26	24	26	23
Other	3	2	3	2

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as our Amazon Services’ Merchant.com program, and miscellaneous marketing and promotional activities, such as our co-branded credit card program.
(2)	Year-over-year percentage growth comparisons are affected by the Q3 2005 release of Harry Potter and the Half-Blood Prince, and the Q2 2003 release of Harry Potter and the Order of the Phoenix.

Operating Expenses

Supplemental Information about Stock-Based Compensation

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in Q1 2005, which reflects the net cumulative impact of estimating forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $2 million and $4 million for Q3 2005 and the three quarters ended September 30, 2005. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

On March 29, 2005, the SEC published SAB 107, which provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense categories as cash compensation paid to employees.

Information about operating expenses with and without stock-based compensation was as follows:

	Three months ended September 30, 2005			Three months ended September 30, 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$171	$(5)	$166	$138	$(2)	$136
Marketing	44	(2)	42	34	—	34
Technology and content	121	(13)	108	69	(4)	65
General and administrative	32	(6)	26	29	(3)	26
Other operating expense (income)	40	—	40	5	—	5

Total operating expenses	$408	$(26)	$382	$275	$(9)	$266

Year-over-year Percentage Growth:
Fulfillment	24%		23%	23%		27%
Marketing	28		23	13		19
Technology and content	74		66	5		21
General and administrative	12		1	13		16

Percent of Net Sales:
Fulfillment	9.2%		8.9%	9.4%		9.3%
Marketing	2.4		2.3	2.4		2.3
Technology and content	6.5		5.8	4.7		4.4
General and administrative	1.7		1.4	2.0		1.8

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$495	$(13)	$482	$392	$(6)	$386
Marketing	131	(5)	126	103	(3)	100
Technology and content	319	(36)	283	199	(21)	178
General and administrative	117	(17)	100	89	(8)	81
Other operating expense (income)	43	—	43	(3)	—	(3)

Total operating expenses	$1,105	$(71)	$1,034	$780	$(38)	$742

Year-over-year Percentage Growth:
Fulfillment	26%		25%	17%		21%
Marketing	27		25	18		21
Technology and content	60		59	2		14
General and administrative	31		25	14		23

Percent of Net Sales:
Fulfillment	9.0%		8.7%	9.0%		8.8%
Marketing	2.4		2.3	2.3		2.3
Technology and content	5.8		5.1	4.5		4.1
General and administrative	2.1		1.8	2.0		1.8

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during Q3 2005 and for the three quarters ended September 30, 2005 in comparison with the prior year relates primarily to variable costs corresponding with sales and inventory volumes; our mix of product sales; costs associated with credit card fees; bad debt costs, including costs of our guarantee for certain third-party seller transactions; expanding fulfillment capacity; and stock-based compensation. Fulfillment includes stock-based compensation of $5 million and $2 million for Q3 2005 and Q3 2004, and $13 million and $6 million for the three quarters ended September 30, 2005 and 2004.

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

We expanded our fulfillment capacity in 2004 and the three quarters ended September 30, 2005 through gains in efficiencies as well as increases in leased warehouse space. We plan to continue expanding our world-wide fulfillment capacity in order to meet anticipated shipment volumes from sales of our own products as well as sales by third parties where we provide the fulfillment. We expect absolute amounts spent in fulfillment and fulfillment-related cost of sales to increase over time.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Marketing includes stock-based compensation of $2 million for Q3 2005, and $5 million and $3 million for the three quarters ended September 30, 2005 and 2004. Stock-based compensation included in Marketing in Q3 2004 was not significant.

Marketing costs increased in absolute terms in Q3 2005 and the three quarters ended September 30, 2005 compared to comparable prior year periods. These increases correspond with revenue growth as we utilized variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

Our spending in technology and content has primarily increased because we are adding computer scientists and software engineers to continue to enhance the customer experience on our websites and those websites powered by us, to improve our process efficiency, and to continue to invest in several areas of technology including seller platforms, search, web services, and digital initiatives. As we have done throughout the year, we intend to continue investing in areas of technology and content, and expect absolute amounts spent in technology and content to increase over time as we continue to add computer scientists and software engineers to our staff. Technology and content includes stock-based compensation of $13 million and $4 million for Q3 2005 and Q3 2004, and $36 million and $21 million for the three quarters ended September 30, 2005 and 2004.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in Q3 2005 and for the three quarters ended September 30, 2005 versus comparable prior year periods is primarily due to increases in payroll and related expenses, professional fees, and legal costs, offset by a $12 million credit in Q3 2005 for actual and expected reimbursement by an insurer of certain legal costs previously incurred by us. General and administrative includes stock-based compensation of $6 million and $3 million for Q3 2005 and Q3 2004, and $17 million and $8 million in the three quarters ended September 30, 2005 and 2004. We expect absolute amounts spent in general and administrative to increase over time.

Other Operating Expense (Income)

In Q3 2005 we settled a patent lawsuit on terms that include, among other things, a one-time payment of $40 million in Q3 2005 that was recorded to “Other operating expense (income)” on the consolidated statements of operations.

In Q3 2004 severance terms were finalized to eliminate certain managerial, professional, clerical and technical positions in France. The corresponding costs of $4 million were recorded in the third quarter of 2004 and classified in “Other operating expense (income)” on the consolidated statements of operations.

“Other operating expense (income)” for the three quarters ended September 30, 2004 includes a gain of $8 million related to the reduction of our restructure-related liability due to our occupation of certain office space previously vacated as part of our 2001 restructuring.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €490 million ($589 million based on the exchange rate at September 30, 2005) of our 6.875% PEACS at September 30, 2005. Interest expense was $22 million and $26 million in Q3 2005 and Q3 2004, and $70 million and $80 million for the three quarters ended September 30, 2005 and 2004, with declines primarily relating to principal repayments of our long-term debt.

At September 30, 2005, our total long-term debt was $1.5 billion compared to $1.8 billion at September 30, 2004. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Foreign-currency gains (losses) on remeasurement of 6.875% PEACS (1)	$4	$(16)	$81	$12
Gain (loss) on sales of Euro-denominated investments, net	—	4	(2)	9
Loss on redemption of long-term debt	—	—	(4)	(6)
Foreign-currency effect on intercompany balances (2)	(2)	7	(41)	(3)
Other (3)	4	—	4	19

Total remeasurements and other	$6	$(5)	$38	$31

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the loss associated with the remeasurement of intercompany balances due to changes in foreign exchange rates.
(3)	Primarily includes gains associated with the sale of certain equity investments.

Income Taxes

Our tax provision for interim periods is determined using an estimate of the annual effective tax rate, with the cumulative effect of a change to the estimated annual rate being recorded in the interim period such a change is made. The Q3 2005 tax provision includes a cumulative adjustment benefit of $4 million, with a corresponding benefit to diluted earnings per share of $0.01, to reflect our current estimate of our annual effective tax rate of 50%. Our effective tax rate for Q3 2005 and for the three quarters ended September 30, 2005 remains higher than the 35% statutory rate associated with taxable income resulting from the Q1 2005 transfer of certain operating assets from the U.S. to international locations. We expect these asset transfers to result in tax expense for financial reporting purposes above the statutory rate throughout 2005 and to beneficially impact our effective tax rate over time. Since we have NOLs, these asset transfers will not have a significant effect on cash taxes paid, which we expect to be approximately $25 million in 2005, compared with $4 million in 2004. Cash paid for income taxes was $6 million and $2 million in Q3 2005 and Q3 2004, and for the three quarters ended September 30, 2005 and 2004 was $11 million and $3 million.

At September 30, 2005, approximately $720 million of our gross deferred tax assets were related to approximately $2.3 billion of NOLs. Our NOL deferred tax assets are reduced by a valuation allowance of approximately $510 million due to uncertainty about their future realization. The remainder of our deferred tax assets relate to temporary timing differences between tax and financial reporting. The majority of our NOLs expire after 2016, and utilization of NOLs may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code, and other limitations under state and foreign tax laws.

Net Income

Income before income taxes was $51 million and $57 million for Q3 2005 and Q3 2004, and was $267 million and $ 248 million for the three quarters ended September 30, 2005 and 2004. The year-over-year changes include the effect of the patent lawsuit settlement, which resulted in a one-time payment of $40 million. Net income was $30 million and $54 million for Q3 2005 and Q3 2004, and was $160 million and $242 million for the three quarters ended September 30, 2005 and 2004. The year-over-year declines in net income are primarily related to the Q3 2005 patent lawsuit settlement, $20 million net of tax, and the increase in our effective tax rate and corresponding provision for income taxes, which increased $18 million and $128 million for Q3 2005 and the three quarters ended September 30, 2005 in comparison with the prior year periods. See “Income Taxes” above for a discussion of our tax provision.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	For the three months ended September 30,
	2005			2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$1,865	$(7)	$1,858	$1,406	$57	$1,463
Gross profit	464	(1)	463	344	12	356
Operating expenses	408	—	408	282	(7)	275
Income from operations	56	(1)	55	77	4	81
Net interest expense and other	(10)	—	(10)	(18)	(1)	(19)
Remeasurements and other (3)	4	2	6	1	(6)	(5)
Net income	29	1	30	57	(3)	54
Diluted earnings per share	$0.07	$—	$0.07	$0.13	$—	$0.13

	For the nine months ended September 30,
	2005			2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$5,465	$48	$5,513	$4,189	$191	$4,380
Gross profit	1,362	10	1,372	1,019	39	1,058
Operating expenses	1,112	(7)	1,105	803	(23)	780
Income from operations	263	4	267	263	15	278
Net interest expense and other	(41)	3	(38)	(57)	(4)	(61)
Remeasurements and other (3)	(1)	39	38	13	18	31
Net income	137	23	160	213	29	242
Diluted earnings per share	$0.32	$0.06	$0.38	$0.50	$0.07	$0.57

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 8 — Remeasurements and Other.”

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

Free cash flow, which we reconcile to “Net cash provided by operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a useful measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow would exceed cash flow from operations. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended September 30, 2005 and 2004 (in millions):

	Twelve Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$661	$490
Purchases of fixed assets, including internal-use software and website development	(186)	(70)

Free cash flow	$475	$420

Net cash used in investing activities	$(613)	$(159)

Net cash provided by (used in) financing activities	$(200)	$(291)

Guidance

The Company provided guidance on October 25, 2005 in its earnings release furnished on Form 8-K as follows:

Fourth Quarter 2005 Guidance

•	Net sales are expected to be between $2.86 billion and $3.16 billion, or grow between 13% and 24%, compared with fourth quarter 2004.

•	Operating income is expected to be between $135 million and $210 million, or between (17%) decline and 29% growth, compared with fourth quarter 2004. This guidance includes $30 million for stock-based compensation and amortization of intangible assets, and assumes, among other things, that no additional intangible assets are recorded, and that there are no further revisions to stock-based compensation or restructuring-related estimates.

Full Year 2005 Guidance

•	Net sales are expected to be between $8.373 billion and $8.673 billion, or grow between 21% and 25%, compared with 2004.

•	Operating income is expected to be between $403 million and $478 million, or between (9%) decline and 8% growth, compared with 2004. This guidance includes $144 million for stock-based compensation, amortization of intangible assets and the $40 million legal settlement, and assumes, among other things, that no additional intangible assets are recorded and that there are no changes to stock-based compensation or restructuring-related estimates.

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

We Have an Accumulated Deficit and May Incur Additional Losses

We have incurred significant net losses since we began doing business. As of September 30, 2005, we had an accumulated deficit of $2.2 billion and our stockholders’ equity was $6 million. We have incurred substantial operating losses since our inception, and although we earned net income for Q3 2005, we may incur losses again in the future.

We Have Significant Indebtedness

As of September 30, 2005, we had long-term indebtedness of $1.5 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future, including as part of our Merchants@, Syndicated Stores, and Amazon Services’ Merchant.com program initiatives. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of sales that the other company makes. Therefore, if the other business’s website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of September 30, 2005, our recorded basis in equity securities was $14 million, including $5 million classified as “Marketable securities” and $9 million classified as “Other assets.”

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

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. Under Merchants@, Marketplace and certain other of our programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations and as our third party sales grow, the cost of this program will increase and could negatively affect our operating results. Any costs we incur as a result of liability because of our A2Z Guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable. Finally, we may be unable to prevent sellers in our Merchants@, Marketplace, Amazon Services’ Merchant.com, and certain other programs from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

At September 30, 2005, we had long-term debt of $1.5 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $880 million and $907 million at September 30, 2005 and December 31, 2004, and the fair value of the 6.875% PEACS (outstanding principal of €490 million and €690 million) was $598 million and $936 million at September 30, 2005 and December 31, 2004.

Foreign Exchange Risk

During Q3 2005, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 44 % of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include British Pounds, Euros, Yen, Chinese Yuan, and Canadian Dollars. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2005 was reduced by $9 million and our consolidated operating income was reduced by $1 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2005 of $687 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $34 million, $69 million, or $137 million. The balance of foreign funds at September 30, 2004 was $693 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at September 30, 2005 of €490 million ($589 million, based on the exchange rate as of September 30, 2005). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $106 million as of September 30, 2005. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $29 million, $59 million, or $118 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $2 million, $4 million, or $8 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2005, our recorded basis in equity securities (including both publicly-traded and private companies) was $14 million, including $5 million classified as “Marketable securities,” and $9 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2005 of $55 million (recorded basis of $7 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $8 million, $17 million, or $28 million.

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

Dated: October 26, 2005

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