Form 10-K
period 2005-12-31
AMAZON COM INC
filed 2006-02-17
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005	$10,154,704,004
Number of shares of common stock outstanding as of February 13, 2006	416,922,786

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

Amazon.com and its affiliates operate retail websites, including: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, www.amazon.ca, and www.joyo.com. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com. In addition, we operate other websites, including www.a9.com and www.alexa.com that enable search and navigation; www.imdb.com, a comprehensive movie database; and Amazon Mechanical Turk at www.mturk.com which provides a web service for computers to integrate a network of humans directly into their processes. The operating results of these websites are included in our North America segment. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information.”

Business Strategy

Our business strategy is to relentlessly focus on customer experience by offering our customers low prices, convenience, and a wide selection of merchandise, to provide e-commerce solutions and services to other businesses and to offer web services applications to developers.

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

Convenience

Our software engineers, computer scientists, and management team focus on continuous innovation to provide further convenience for our customers. We work to earn repeat purchases by providing easy-to-use functionality, fast and reliable fulfillment, timely customer service, feature-rich content, and a trusted transaction environment. Key features of our websites include editorial and customer reviews; manufacturer product information; gift guides; Web pages tailored to individual preferences, such as recommendations and notifications; 1-Click® technology; secure payment systems; image uploads; digital content; searching on our websites as well as the Internet; browsing; and the ability to view selected interior pages and citations, and search the entire contents of many of the books we offer with our “Look Inside the Book” and “Search Inside the Book” features. Our community of online customers also creates feature-rich content, including product reviews, online recommendation lists, wish lists, buying guides, and wedding and baby registries.

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

We fulfill customer orders in a number of ways, including through our U.S. and international fulfillment centers and warehouses; through fulfillment centers operated under co-sourcing arrangements, including our fulfillment center supporting www.amazon.co.jp; through outsourced fulfillment providers, including our fulfillment providers supporting www.amazon.ca; and through other third-party fulfillment arrangements. We operate customer service centers globally, which are supplemented by several co-sourcing customer service arrangements with third parties. See Item 2 of Part I, “Properties,” for additional information about fulfillment centers and customer service locations.

Selection

To provide the widest possible selection for our customers worldwide, we have designed our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories such as:

• Apparel, shoes, and accessories	• Home, garden, and outdoor living products

• Baby care products	• Jewelry and watches

• Beauty	• Kitchenware and housewares

• Books	• Magazine subscriptions

• Camera and photography	• Music and musical instruments

• Cell phones and service	• Office products

• Computers and computer add-ons	• Software

• Consumer electronics	• Sports and outdoors

• DVDs, including rentals and videos	• Tools and hardware

• Gourmet food	• Toys and video games

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

Amazon Marketplace generally serves individuals and small businesses, enabling them to offer their products for sale on our websites alongside our products and products made available by other third-party sellers. Our Merchants@ program generally serves larger, branded businesses and is primarily focused on expanding the selection of new products available on our websites. We also sometimes offer fulfillment-related services to third-party sellers.

Services

Amazon Enterprise Solutions (formerly known as Merchant.com) provides third party retailers with back-end e-commerce and fulfillment solutions to enable third party e-commerce businesses operating under their own brand name and website address (e.g. www.target.com). We also offer web services applications to developers. In addition, we have co-branded credit card agreements and marketing and promotional services, such as online advertising.

Marketing and Promotion

Our marketing strategy is designed to increase customer traffic to our websites, drive awareness of products and services we offer, promote repeat purchases, develop incremental product and service revenue opportunities, and strengthen and broaden the Amazon.com brand name. We believe our most effective marketing efforts result from our focus on continuously improving the customer experience, which drives word-of-mouth promotion and repeat customer visits. We also deliver personalized Web pages and services and employ a variety of media, business development activities, and promotional methods. We employ various means of advertising, which consist primarily of online advertising, including through our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. We also participate in cooperative advertising arrangements with certain of our vendors and other third parties. Our Associates program directs customers to our websites by enabling independent websites to make millions of products available to their audiences with fulfillment performed by us or third parties. We pay commissions to hundreds of thousands of participants in our Associates program when their customer referrals result in product sales.

We offer everyday free shipping options worldwide and in the U.S. also offer Amazon Prime, a membership program in which members receive free two-day shipping and discounted overnight shipping. Although marketing expenses do not include the costs of our free shipping or promotional offers, we view such offers as effective marketing tools.

Technology

Using our own proprietary technologies, as well as technology licensed from third parties, we have implemented numerous features and functionality that simplify and improve the customer shopping experience, enable third parties to sell on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on continuous innovation by creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate. We continually invest in several areas of technology, including search technologies, seller platforms, web services, and digital initiatives.

We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing inventory and assigning it to customer orders, and ensuring proper shipment of products to customers. Our transaction-processing systems handle millions of items, a number of different status inquiries, multiple shipping addresses, gift-wrapping requests, and multiple shipment methods. These systems allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing, and completing customer payment transactions, which vary by geography, but include credit cards and electronic fund transfers, among other payment mechanisms.

Competition

The environment for our products and services is intensely competitive. Our current and potential competitors include: (1) physical-world retailers, catalog retailers, publishers, vendors, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing; (2) other online e-commerce sites; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including website development; third-party fulfillment and customer-service. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall experience and trust in transactions with us and facilitated by us on behalf of third-party sellers. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools, our ability to facilitate sales for third parties we serve, and the speed of performance for our services. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Employees

We employed approximately 12,000 full-time and part-time employees at December 31, 2005. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

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

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of February 15, 2006:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	42	President, Chief Executive Officer, and Chairman of the Board
Richard L. Dalzell	48	Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer
Mark S. Peek	48	Vice President, Chief Accounting Officer
Diego Piacentini	45	Senior Vice President, Worldwide Retail and Marketing
Kal Raman	37	Senior Vice President, Worldwide Hardlines
Thomas J. Szkutak	45	Senior Vice President and Chief Financial Officer
Jeffrey A. Wilke	39	Senior Vice President, Worldwide Operations
L. Michelle Wilson	43	Senior Vice President, General Counsel, and Secretary

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

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, Worldwide Retail and Marketing, since November 2001. From joining Amazon.com in February 2000 until November 2001, Mr. Piacentini was Senior Vice President and General Manager, International. Prior to joining Amazon.com, Mr. Piacentini was Vice President and General Manager, Europe, of Apple Computer, Inc.

Kal Raman.    Mr. Raman (also known as Kalyanaraman Srinivasan) has served as Senior Vice President of Worldwide Hardlines since September 2004. Prior to joining Amazon.com, Mr. Raman was President and CEO of drugstore.com from April 2001 to June 2004, and Senior Vice President and Chief Operating Officer from November 1999 to April 2001.

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since November 2002. Prior to joining Amazon.com, Mr. Szkutak held a variety of positions at General Electric Co., including Chief Financial Officer of GE Lighting from September 2001 to September 2002, and Finance Director of GE Plastics Europe from March 1999 to September 2001.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, Worldwide Operations since January 2002. From October 2000 until January 2002, Mr. Wilke was Senior Vice President, Operations, and prior to that he had been Vice President and General Manager, Operations, since joining Amazon.com in September 1999. Prior to joining Amazon.com, Mr. Wilke was Vice President and General Manager of the Pharmaceutical Fine Chemicals unit at Allied Signal.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since June 2003. She served as Senior Vice President, Human Resources, General Counsel, and Secretary from March 2001 until June 2003, and as Vice President, General Counsel, and Secretary from July 1999 until March 2001. Prior to joining Amazon.com, Ms. Wilson was a partner in the law firm of Perkins Coie LLP.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	42	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	66	Managing Director, Madrona Venture Group
John Seely Brown	65	Chief Scientist of Xerox Corporation (retired) and Visiting Scholar at the Annenberg Center for Communication at the University of Southern California
L. John Doerr	54	General Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	56	Executive Vice President and Chief Creative Officer, Electronic Arts, Inc.
Myrtle S. Potter	47	Consultant, Myrtle Potter Consulting, LLC
Thomas O. Ryder	61	Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	49	Chief Executive Officer, Bill & Melinda Gates Foundation

Item 1A.    Risk Factors

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

Competition in the e-commerce channel may intensify. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies, including search, web services, and digital, may further intensify the competitive nature of online retail and e-commerce services. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, operating profits, or both.

Our Expansion Places a Significant Strain on our Management, Operational, Financial and Other Resources

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

We May Experience Significant Fluctuations in Our Operating Results and Rate of Growth

Due to our limited operating history, our evolving business model, and the unpredictability of our industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future net sales and rate of growth. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our net sales fall short of our expectations.

Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our sellers, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

Our net sales and operating results will also fluctuate for many other reasons, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers, and to enter into, maintain, renew, and amend on favorable terms our commercial agreements and strategic alliances;

•	foreign exchange rate fluctuations, particularly as international sales become an increasingly larger contributor to our revenues;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction by our current or future competitors of websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of upgrades and developments in our systems and infrastructure;

•	the effects of commercial agreements and strategic alliances and our ability to successfully implement the underlying relationships and integrate them into our business;

•	the effects of acquisitions, and other business combinations and our ability to successfully integrate them into our business;

•	the success of our geographic and product line expansions;

•	the outcomes of legal proceedings and claims;

•	technical difficulties, system downtime, or interruptions;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	disruptions in service by shipping carriers;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers which reduce our gross or operating profits;

•	the extent to which we invest in technology and content, fulfillment, marketing and other expense categories;

•	the extent to which we provide for and pay taxes;

•	increases in the prices of fuel and gasoline, which are used in the transportation of packages, as well as increases in the prices of other energy products, primarily natural gas and electricity, and commodities like paper and packing supplies, all of which are used in our operating facilities;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services; and

•	the extent to which overall Internet use is affected by spyware, viruses, and “phishing,” spoofing and other spam emails directed at Internet users, viruses and “denial of service” attacks directed at Internet companies and service providers, and other events.

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

We May Not Be Successful in Our Efforts to Expand into International Market Segments

Our international activities are significant to our revenues and profits and we plan, over time, to continue to expand our reach in international market segments. We have relatively little experience in purchasing, marketing, and distributing products or services for these or future market segments and may not benefit from any first-to-market advantages. It is costly to establish international facilities and operations, promote our brand internationally and develop localized websites, stores, and other systems. We may not succeed in these efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

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

In 2004, we acquired Joyo.com, which is organized under the laws of the British Virgin Islands and operates www.joyo.com and www.joyo.com.cn in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates. The PRC regulates Joyo.com’s business through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, Joyo.com’s business is operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo.com’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo.com or its subsidiary or affiliates were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo.com were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business. In addition, Joyo.com is subject to many of the risks described in “Our Business Could Suffer if We are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments.”

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from several of our internationally-focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. There can be no assurance that we will be able to operate our network effectively.

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

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance should decline during the first three months following year-end, which will result in a decline in our cash, cash equivalents, and marketable securities balances.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We may enter into commercial agreements, strategic alliances, and other business relationships with other companies. We have entered into agreements to provide e-commerce services to other businesses and we plan to enter into similar agreements in the future, including as part of our Merchants@, Syndicated Stores, and Amazon Enterprise Solutions program initiatives. Under such agreements, we may perform services such as: providing our technology services such as search, browse, and personalization; permitting other businesses and individuals to offer products or services through our websites; and powering third-party websites, either with or without providing accompanying fulfillment services. These arrangements are complex and require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third-party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of sales that the other company makes. Therefore, if the other business’s website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, and we may acquire or invest in (such as through joint ventures or other business combinations) additional companies. Acquisitions and investments create risks such as:

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has become more pronounced. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Exchange Rates” for a table demonstrating the effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar.

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. As a result, increases in the Euro relative to the U.S. Dollar increase the U.S. dollar amount we owe as interest and principal. Furthermore, we hold cash equivalents and/or marketable securities primarily in Euros, British Pounds, and Yen. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of December 31, 2005, our recorded basis in equity securities was $14 million, including $6 million classified as “Marketable securities” and $8 million classified as “Other assets.”

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

Customer access to our websites and the speed with which a customer is able to navigate and make purchases on our websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. We experience occasional system interruptions and delays that make our websites unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

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

We Have Significant Indebtedness

As of December 31, 2005, we had long-term indebtedness of $1.52 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. In addition, third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our patents, trademarks, domain names, copyrights, trade secrets, and similar proprietary rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks, and other intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the imposition of damages that we must pay. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

We Have a Limited Operating History and Our Stock Price Is Highly Volatile

We have a relatively short operating history and a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

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

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate “auctions” and “auctioneers” and may regulate online auction services. Jurisdictions may also regulate other consumer-to-consumer online markets, including certain aspects of Amazon Marketplace. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

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

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our distributors, manufacturers, and third-party sellers do not indemnify us from product liability.

We Are Subject to a Number of Risks Related to Payments We Accept

We accept payments by a variety of methods, including credit card, debit card, gift certificates, direct debit from a customer’s bank account, physical bank check and payment upon delivery. As we offer new payment options to our customers, like direct debit in the U.S., we may be subject to additional regulations, compliance requirements, and fraud. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. Finally, we offer co-branded credit card programs that represent a significant component of our services revenue and generate high margins. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

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

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, we are aware that governmental agencies have investigated the provision of online payment services and could require changes in the way this business is conducted. Under Merchants@, Marketplace and certain other of our programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations and as our third party sales grow, the cost of this program will increase and could negatively affect our operating results. Any costs we incur as a result of liability because of our A2Z Guarantee or otherwise could harm our business. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable. Finally, we may be unable to prevent sellers in our Merchants@, Marketplace, Amazon Enterprise Solutions, and certain other programs from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate. As of December 31, 2005, we operated the following facilities throughout the world:

Description of Use	Primary Locations	Square Footage (i)	Operating Segments	Lease Expirations (ii)
		(in thousands)
Corporate office facilities	California; Washington	1,000	North America	From 2006 through 2011

Other corporate office facilities, including development centers	China; France; Germany; India; Japan; Luxembourg; United Kingdom	300	International	From 2006 through 2011

	Sub-total	1,300

Fulfillment and warehouse operations (iii)	Arizona; Delaware; Kansas; Kentucky; Nevada; Pennsylvania; Texas	7,560	North America	From 2006 through 2014

Fulfillment and warehouse operations	China; France; Germany; Japan; United Kingdom	2,620	International	From 2006 through 2025

	Sub-total	10,180

Customer service and data centers	North Dakota; Virginia; Washington; West Virginia	370	North America	From 2006 through 2021

Customer service and data centers	China; Germany; India; Ireland; Japan; United Kingdom	70	International	From 2008 through 2025

	Sub-total	440

	Total	11,920

(i)	Excludes sub-leased space.
(ii)	Most leases expiring in 2006 have renewal features at our option.
(iii)	Excludes a facility operated under an outsourced arrangement in Canada.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.    Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). In August 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1934 Act claims. In July 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1933 Act claims. These settlements, which were approved by the Court in the fourth quarter of 2005, dispose of all claims asserted in these lawsuits in exchange for payments totaling $48 million, substantially all of which we expect to be funded by our insurers.

In October 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. In November 2005, the Court dismissed all of the plaintiff’s claims with prejudice. The plaintiff is appealing that dismissal. We dispute the allegations of wrongdoing in this complaint, and we will continue to defend ourselves vigorously in this matter.

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

In January 2004, IPXL Holdings, LLC brought an action against us for patent infringement in the United States District Court for the Eastern District of Virginia. The complaint alleges that aspects of our online ordering technology, including 1-Click® ordering, infringe a patent obtained by IPXL purporting to cover an “Electronic Fund Transfer or Transaction System” (U.S. Patent No. 6,149,055) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees. In August 2004, the Court entered a judgment in Amazon.com’s favor on the grounds that the patent claims asserted by the plaintiff were invalid and that Amazon.com’s technology did not infringe those claims in any event. The judgment in our favor was affirmed by the Court of Appeals for the Federal Circuit in November 2005.

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleges that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleges it has an exclusive right to sell on our website. The complaint seeks injunctive relief, declaratory judgment, termination of the agreement, and monetary damages in excess of $65 million. We dispute the allegations of wrongdoing in this complaint and have brought counterclaims alleging breach of contract and seeking damages and declaratory relief. The trial of both parties’ claims concluded in November 2005, and a decision by the Court is pending.

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

In October 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. In June 2005, however, Cendant re-filed a new complaint containing substantially the same claims. In response, we filed a countersuit in the United States District Court for the Western District of Washington (since transferred to the District of Delaware) alleging that Cendant’s parent, Cendant Corporation, and its affiliates Orbitz, Inc., Budget Rent A Car System, Inc., Avis Rent A Car System, Inc., and Trilegiant Corporation infringe certain patents owned by us and our subsidiary, A9.com. We dispute Cendant’s allegations of wrongdoing in its complaint and intend to vigorously defend ourselves in these matters.

In December 2005, Registrar Systems LLC filed a complaint against us and Target Corporation for patent infringement in the United States District Court for the District of Colorado. The complaint alleges that our website technology, including the method by which Amazon.com enables customers to use Amazon.com account information on websites that Amazon.com operates for third parties, such as Target.com, infringes two patents obtained by Registrar Systems purporting to cover methods and apparatuses for a “World Wide Web Registration Information Processing System” (U.S. Patent Nos. 5,790,785 and 6,823,327) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “AMZN.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2004
First Quarter	$57.18	$39.63
Second Quarter	54.40	40.98
Third Quarter	52.59	35.32
Fourth Quarter	44.97	33.83
Year ended December 31, 2005
First Quarter	$44.58	$32.88
Second Quarter	36.64	31.72
Third Quarter	46.51	32.91
Fourth Quarter	49.50	38.95

Holders

As of February 13, 2006, there were 3,927 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share data)
Income Statement:
Net sales	$8,490	$6,921	$5,264	$3,933	$3,122
Income (loss) before change in accounting principle	333	588	35	(150)	(557)
Cumulative effect of change in accounting principle	26	—	—	1	(11)
Net income (loss)	359	588	35	(149)	(567)
Basic earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.81	$1.45	$0.09	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	0.06	—	—	0.01	(0.03)

Basic earnings (loss) per share (1)	$0.87	$1.45	$0.09	$(0.39)	$(1.56)

Diluted earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.78	$1.39	$0.08	$(0.40)	$(1.53)
Cumulative effect of change in accounting principle	0.06	—	—	0.01	(0.03)

Diluted earnings (loss) per share (1)	$0.84	$1.39	$0.08	$(0.39)	$(1.56)

Weighted average shares used in computation of earnings (loss) per share:
Basic	412	406	395	378	364
Diluted	426	425	419	378	364

	December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet:
Total assets	$3,696	$3,248	$2,162	$1,990	$1,638
Long-term debt and other	$1,521	$1,855	$1,945	$2,277	$2,156

(1)	For further discussion of earnings (loss) per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fulfillment center optimization, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, risks of inventory management, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A. of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our websites include products we have purchased from distributors, publishers, and manufacturers and products offered by third parties on our websites. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by third parties. We offer services such as Amazon Enterprise Solutions, co-branded credit cards, and miscellaneous marketing and promotional offers.

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income result from increases in sales through our websites and a focus on keeping our operating costs low, offset by investments we make in longer-term strategic initiatives including hiring additional software engineers and computer scientists. To increase sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, expanding product information, improving ease of use, and earning customer trust. We generally focus on gross profit and operating profit dollars rather than margin percentages. Because we have deferred tax assets from net operating loss carryforwards, the free cash flow impact from income taxes paid is less than our income tax provision.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders’. We moved to restricted stock units as our primary vehicle for equity compensation in late 2002 because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our income statement based on the fair value of the awards at the grant date recorded over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 438 million at December 31, 2005, compared with 434 million at December 31, 2004 and 433 million at December 31, 2003. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

We seek to reduce our customer experience variable costs per unit and work to leverage our customer experience fixed costs. Our customer experience variable costs include product costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our customer experience fixed costs include the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows.

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 14, 16, and 18 for 2005, 2004, and 2003. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 54, 53, and 50 for 2005, 2004 and 2003. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists and software engineers to continue to improve our process efficiency, enhance the customer experience on our websites and those websites powered by us and invest in several areas of technology including seller platforms, search, web services, and digital initiatives. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

In addition, the remeasurement of our 6.875% PEACS and intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.

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

We evaluate the criteria of Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our Syndicated Stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

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

Commissions and per-unit fees received from third-party sellers and similar amounts earned through Amazon Enterprise Solutions are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. When we are responsible for fulfillment-related services, commissions are recognized when risk of loss and title transfer to the customer. We record an allowance for estimated refunds on such commissions using historical experience.

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

We provide fulfillment-related services in connection with certain of our agreements. In those arrangements, as well as other product sales by third parties, the third-party maintains ownership of the related products.

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

During 2005, 2004 and 2003 we capitalized $90 million (including $11 million of stock-based compensation), $44 million, and $30 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $50 million, $30 million and $24 million.

Currency Effect on Intercompany Balances

A provision of Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, in which settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. Prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ equity (deficit) as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. Resulting from the remeasurement of intercompany balances using exchange rates at the reporting dates, we recorded a loss of $47 million in 2005, and gains of $41 million and $36 million in 2004 and 2003.

Valuation of Deferred Tax Assets

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2005, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $291 million, which includes $123 million relating to net operating loss carryforwards (“NOLs”) that are primarily attributed to stock-based compensation. The majority of our NOLs begin to expire in 2016.

Additionally, we have elected to present our NOL deferred tax assets attributed to stock-based compensation net of the related allowance as of the adoption of SFAS 123(R). Total gross deferred tax assets related to our NOLs at December 31, 2005 were $616 million (relating to approximately $1.9 billion of NOLs).

SFAS 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In accordance with the provisions of SFAS 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

We recorded a tax benefit in 2005 of $90 million, representing $0.22 and $0.21 of basic and diluted earnings per share, as we determined at year end that certain of our deferred tax assets were more likely than not realizable. The range of possible judgments relating to valuation of our deferred tax assets is very wide. For example, had we determined that the weight of available evidence did not support a decision that these deferred tax assets are realizable; the “Provision (benefit) for income taxes” would have been an expense of $185 million for 2005 rather than an expense of $95 million for the same period. At December 31, 2005 we continue to have a valuation allowance of $213 million, which relates primarily to deferred tax assets that would only be realizable upon the occurrence of future capital gains.

Stock-Based Compensation

As of January 1, 2005, we early adopted SFAS 123(R), which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow was $529 million for 2005, which includes the effect of a $40 million patent litigation settlement, compared to $477 million and $347 million for 2004 and 2003. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.0 billion and $1.8 billion at the end of 2005 and 2004. Amounts held in foreign currencies were $905 million and $970 million at the end of 2005 and 2004, and were primarily Euros, British Pounds, and Yen.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123(R) supersedes prior guidance and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows, which is effectively a reclassification between operating cash flows and financing cash flows versus prior presentation. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $7 million, $8 million, and $4 million for December 31, 2005, 2004, and 2003, with the amount for 2005 treated as financing cash flows to the detriment of operating cash flow. We expect the corresponding amount for 2006 to increase substantially and possibly be in excess of $100 million, although the actual amount

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows.

is subject to considerable variability. Accordingly, amounts presented for operating cash flows and free cash flows for 2006 will be negatively effected in comparison to prior results; however, the underlying economic substance is not effected by this change in reporting classification.

Cash provided by operating activities was $733 million, $566 million, and $393 million in 2005, 2004, and 2003. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected in cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels as well as increases or decreases in vendor-related receivables for co-operative marketing, volume rebates, and other incentives. During 2005, cash paid to inventory suppliers, totaled $5.5 billion, compared to $4.6 billion and $3.4 billion in 2004 and 2003. Cash paid to inventory suppliers is also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers. Cash provided by operating activities was negatively affected by the $40 million patent litigation settlement in third quarter 2005. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Other Operating Expense (Income).”

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Net cash used in investing activities was $778 million and $317 million in 2005 and 2004, while cash provided by investing activities was $236 million in 2003 with the variability caused primarily by purchases, maturities, and sales of marketable securities. Capital expenditures were $204 million, $89 million and $46 million in 2005, 2004 and 2003, with the sequential increases primarily reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $79 million, $44 million and $30 million for internal-use software and website development during 2005, 2004 and 2003. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition. We also purchased certain companies in 2005 and 2004 resulting in cash payments, net of acquired cash, of $24 million and $71 million.

Net cash used in financing activities was $193 million, $97 million, and $332 million in 2005, 2004, and 2003. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations, which were $270 million in 2005, $157 million in 2004, and $495 million in 2003. During 2005, we repaid €200 million of our 6.875% PEACS for $265 million. During 2004, we repaid $154 million to redeem a portion of our 4.75% Convertible Subordinated Notes. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt and Other.” Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, which were $66 million, $60 million, and $163 million for 2005, 2004, and 2003. We expect cash proceeds from exercises of stock options will continue to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

In 2005 we recorded a net tax provision of $95 million, and in 2004 we recorded a net tax benefit of $233 million. A majority of this provision and benefit is non-cash as we have deferred tax assets resulting from our history of net operating losses.

In February 2006, we announced plans to redeem €250 million principal of our 6.875% PEACS, which is expected to close March 7, 2006, for a cash payment of approximately $305 million (at the Euro to U.S. dollar exchange rate on January 31, 2006), which includes $1 million of interest. Under the indenture governing the 6.875% PEACS, no premium is required.

Additionally, in February 2006, our Board of Directors authorized a new debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

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

Our inventory turnover was 14 and 16 for 2005 and 2004. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, our mix of third-party sales, and the extent we choose to utilize outsource fulfillment providers, among other factors. The decline in inventory turnover is primarily attributed to our emphasis on maintaining wide merchandise selection of in-stock inventory, which enables faster delivery of products to our customers.

The following summarizes our principal contractual commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$14	$1	$2	$902	$587	$17	$1,523
Debt interest (1)	83	83	83	61	40	—	350
Capital leases	2	1	1	1	1	1	7
Operating leases (2)(3)	129	115	78	65	51	157	595
Purchase obligations (4)	289	12	8	8	8	8	333

Total commitments	$517	$212	$172	$1,037	$687	$183	$2,808

(1)	At December 31, 2005, the Euro to U.S. Dollar exchange rate was 1.1843. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $97 million as of December 31, 2005. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes. Additionally, on March 7, 2006, we will redeem €250 million of our outstanding 6.875% PEACS, which is not reflected in the table above.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $595 million. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $90 million of additional obligations on our balance sheet at December 31, 2005.
(3)	Includes $9 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $5 million due after 12 months and included in “Long-term debt and other” on our balance sheets. These amounts are net of anticipated sublease income of $4 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

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

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	9	12	(4)	17

Balance at December 31, 2005 (4)	$59	$14	$18	$91

(1)	Pursuant to available standby letter-of-credit facilities totaling $139 million.
(2)	Pursuant to an available line of credit totaling $13 million, whereby collateral is required to be pledged at 110% of the outstanding balance.
(3)	The required amount of collateral to be pledged on certain of our real estate leases fluctuates based on our market capitalization. At December 31, 2005, our market capitalization was $19.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.
(4)	Includes $19 million of cash equivalents pledged as collateral. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 2—Cash, Cash Equivalents, and Marketable Securities.”

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

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net Sales:
North America	$4,711	$3,847	$3,259
International	3,779	3,074	2,005

Consolidated	$8,490	$6,921	$5,264

Year-over-year Percentage Growth:
North America	22%	18%	18%
International	23	53	71
Consolidated	23	31	34

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	22%	18%	18%
International	25	40	52
Consolidated	24	26	28

Net Sales Mix:
North America	55%	56%	62%
International	45	44	38

Consolidated	100%	100%	100%

Revenue increased 23% in 2005, due to an acceleration of revenue growth in our North America segment, offset by slower revenue growth in our International segment, representing a decrease from 31% revenue growth in 2004 and 34% revenue growth in 2003. Excluding the effect of exchange rates, revenue growth was 24%, 26%, and 28% for 2005, 2004, and 2003. Changes in currency exchange rates negatively affected 2005 net sales by $73 million, and positively affected net sales by $276 million and $232 million for 2004 and 2003. For a discussion of the effect on revenue growth by changes in exchange rates, see “Effect of Exchange Rates” below.

North America revenue growth rates increased to 22% in 2005, compared to 18% growth rates in 2004 and 2003. The increased growth rate primarily reflects an increase in unit sales driven by our continued efforts to reduce prices for our customers, including from our free shipping offers and by increased selection such as through additions to our product categories, as well as increases in our service-related revenues, particularly from Amazon Enterprise Solutions and from our co-branded credit card agreement. Changes in currency exchange rates positively affected 2005, 2004, and 2003 net sales for our North America segment by $5 million, $5 million, and $6 million.

International revenue growth rates declined to 23% in 2005, compared to 53% and 71% growth rates in 2004 and 2003. This decrease in revenue growth is primarily due to changes in currency exchange rates, which negatively affected revenue growth by $78 million for 2005 and positively affected revenue growth by $271 million and $226 million for 2004 and 2003. Additionally, revenue growth was affected by declining revenue growth rates in certain product categories, primarily media. Excluding the effect of exchange rates, revenue growth was 25%, 40%, and 52% for 2005, 2004, and 2003.

We endeavor to increase sales over time by continuing to offer low prices, including from free shipping, convenience, including new and innovative features such as personalization, 1-Click, and Search Inside the Book, and broad product availability and selection, including from new product categories and from third-party sales.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our Electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Gross Profit:
North America	$1,267	$1,024	$867
International	772	578	390

Consolidated	$2,039	$1,602	$1,257

Gross Profit Growth Rate:
North America	24%	18%	17%
International	33	48	55
Consolidated	27	27	27

Gross Margin:
North America	26.9%	26.6%	26.6%
International	20.4	18.8	19.5
Consolidated	24.0	23.1	23.9

The increase in gross profit in absolute terms during 2005, compared to 2004 and 2003, corresponds with increases in sales, including increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreements, and increases in amounts earned from Amazon Enterprise Solutions, offset by our free shipping offers and lower prices for customers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and membership offers. Such free shipping and membership offers reduce shipping revenue and reduce our gross margins on retail sales. Amazon Prime, introduced in 2005, is a shipping membership program in which members receive free two-day shipping and discounted overnight shipping. We have offered free membership trials for Amazon Prime, and we expect to continue to offer these trials in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites continue to increase, representing 28%, 26%, and 22% of unit sales in 2005, 2004, and 2003. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, the higher gross margin attributes of these sales will offset decreases in our gross margins due to lowering prices for customers over time by offering price reductions, free shipping offers, and promotions.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in 2005 improved by 30 basis points compared to 2004 resulting primarily from increases in sales by third-party sellers, increases in amounts earned from our co-branded credit card agreement, and increases in amounts earned from service agreements, offset partially by our efforts to continue reducing prices for customers. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

North America segment gross margin in 2004 was consistent with 2003. Changes in mix of product sales towards lower gross margin product categories and price reductions for our customers, including from our year-round free shipping offers, were offset partially by increased sales volume by third-party sellers and volume discounts we receive from our product suppliers.

International segment gross margins in 2005 improved by 162 basis points compared to 2004 resulting from several factors including increasing sales by third-party sellers and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers.

International segment gross margins in 2004 declined 70 basis points compared to 2003 resulting from efforts to continue reducing prices for customers, including from our free shipping offers, and from a shift in mix of product sales towards lower gross margin product categories, offset partially by increases in sales volume by third-party sellers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$511	$420	$372
Outbound shipping costs	(750)	(617)	(508)

Net shipping cost	$(239)	$(197)	$(136)

Year-over-year Percentage Growth:
Shipping revenue	22%	13%	2%
Outbound shipping costs	22	21	26
Net shipping cost	22	44	245

Percent of Net Sales:
Shipping revenue	6.0%	6.1%	7.1%
Outbound shipping costs	(8.8)	(8.9)	(9.7)

Net shipping cost	(2.8)%	(2.8)%	(2.6)%

(1)	Outbound shipping charges to customers do not include amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products, as well as through membership in Amazon Prime. To the extent our customers accept and use our free shipping offers at an increasing rate, including memberships in Amazon Prime, our net cost of shipping will increase. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. In addition, we anticipate that the costs of lowering prices over time will be partially mitigated to the extent product sales by third-party sellers continue to increase.

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net Sales:
North America
Media	$3,046	$2,589	$2,270
Electronics and other general merchandise	1,443	1,128	879
Other (1)	222	130	110

Total North America	$4,711	$3,847	$3,259

International
Media	$2,885	$2,513	$1,779
Electronics and other general merchandise	886	559	225
Other (1)	8	2	1

Total International	$3,779	$3,074	$2,005

Consolidated
Media	$5,931	$5,102	$4,049
Electronics and other general merchandise	2,329	1,687	1,104
Other (1)	230	132	111

Total consolidated	$8,490	$6,921	$5,264

Year-over-year Percentage Growth:
North America
Media	18%	14%	14%
Electronics and other general merchandise	28	28	29
Other	71	18	29
Total North America	22	18	18
International
Media	15%	41%	61%
Electronics and other general merchandise	59	149	241
Other	234	98	(38)
Total International	23	53	71
Consolidated
Media	16%	26%	31%
Electronics and other general merchandise	38	53	48
Other	74	19	28
Total consolidated	23	32	34

Consolidated Net Sales Mix:
Media	70%	74%	77%
Electronics and other general merchandise	27	24	21
Other	3	2	2

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional activities.

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$745	$(16)	$729	$601	$(10)	$591	$495	$(18)	$477
Marketing	198	(6)	192	162	(4)	158	128	(5)	123
Technology and content	451	(45)	406	283	(32)	251	257	(50)	207
General and administrative	166	(20)	146	124	(12)	112	104	(15)	89
Other operating expense	47	—	47	(8)	—	(8)	3	—	3

Total operating expenses	$1,607	$(87)	$1,520	$1,162	$(58)	$1,104	$987	$(88)	$899

Year-over-year Percentage Growth:
Fulfillment	24%		23%	21%		24%	22%		22%
Marketing	22		22	27		29	(1)		(2)
Technology and content	59		62	10		21	2		(4)
General and administrative	34		30	20		27	8		12
Percent of Net Sales:
Fulfillment	8.8%		8.6%	8.7%		8.5%	9.4%		9.1%
Marketing	2.3		2.3	2.3		2.3	2.4		2.3
Technology and content	5.3		4.8	4.1		3.6	4.9		3.9
General and administrative	1.9		1.7	1.8		1.6	2.0		1.7

See Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during 2005 in comparison with the prior years relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions; and costs from expanding fulfillment capacity. Fulfillment includes stock-based compensation of $16 million, $10 million, and $18 million for 2005, 2004, and 2003.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain third-party seller transactions, our level of productivity and accuracy, changes in volume of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to reduce customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, because payment processing costs associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs and our A to Z Guarantee costs associated with these transactions are higher as a percentage of revenue versus our retail sales, our increasing third-party sales have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in 2005 and 2004 through gains in efficiencies as well as increases in leased warehouse space. We plan to continue expanding our world-wide fulfillment capacity in order to meet anticipated shipment volumes from sales of our own products as well as sales by third parties where we provide the fulfillment. We expect absolute amounts spent in fulfillment and fulfillment-related cost of sales to increase over time.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense. Marketing includes stock-based compensation of $6 million, $4 million, and $5 million for 2005, 2004, and 2003.

Marketing costs increased in absolute terms in 2005 compared to 2004 and 2003. These increases correspond with revenue growth as we utilized variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

We significantly increased our spending in technology and content in 2005, which corresponds with our focus on several technology initiatives. We have added a significant number of computer scientists and software engineers to our staff so that we can continue to enhance the customer experience on our websites and those websites powered by us, improve our process efficiency, and invest in several areas of technology including seller platforms, search, web services, and digital initiatives. We believe these initiatives that we are funding are important to our longer-term success. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a discussion of how management views the competitive landscape and importance of innovation. We intend to continue investing in areas of technology and content as we continue to add computer scientists and software engineers to our staff, and expect absolute amounts spent in technology and content to increase over time. Technology and content includes stock-based compensation of $45 million, $32 million, and $50 million for 2005, 2004, and 2003.

For the years ended 2005, 2004, and 2003, we capitalized $90 million (including $11 million of stock-based compensation), $44 million, and $30 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $50 million, $30 million, and $24 million. Fixed assets associated with capitalized internal-use software, content, and website development, net of accumulated depreciation, were $87 million and $47 million at December 31, 2005 and 2004. Capitalized internal-use software is amortized over a useful life of two years.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in 2005 compared to 2004 and 2003 is primarily due to increases in payroll and related expenses, professional fees, and legal costs, offset by a $12 million credit in 2005 for actual and expected reimbursement by an insurer of certain legal costs previously incurred by us. General and administrative includes stock-based compensation of $20 million, $12 million, and $15 million for 2005, 2004, and 2003. We expect absolute amounts spent in general and administrative to increase over time.

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

As of January 1, 2005, we early adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. For example, in the fourth quarter of 2005 we recorded a benefit of $10 million, $6 million net of tax, or $0.01 per diluted share, representing the cumulative effect of slightly increasing the rate of forfeitures expected over the life of issued stock awards based on our historical experience. Additionally, because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows, which is effectively a reclassification between operating cash flows and financing cash flows versus prior presentation. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $7 million, $8 million, and $4 million for December 31, 2005, 2004, and 2003, with the amount for 2005 treated as financing cash flows to the detriment of operating cash flow. We expect the corresponding amount for 2006 to increase substantially and possibly be in excess of $100 million, although the actual amount is subject to considerable variability. Accordingly, amounts presented for operating cash flows and free cash flows for 2006 will be negatively effected in comparison to prior results; however, the underlying economic substance is not effected by this change in reporting classification.

On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

Stock-based compensation was $87 million, $58 million and $88 million during 2005, 2004, and 2003. We applied the fair value accounting provisions of SFAS 123(R) for 2005 compared with the application of APB No. 25, including variable accounting treatment on certain awards, for 2004 and 2003. Because of the application of different methods of accounting as well as the effects of variable accounting treatment in 2004 and 2003, stock-based compensation for 2005 is not comparable to prior periods. As of December 31, 2005, there was $169 million of total unrecognized compensation cost, net of forfeitures of $106 million, related to unvested stock-based compensation arrangements.

Other Operating Expense (Income)

Other operating expense was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million. Other operating income was $8 million for 2004 and other operating expense was $3 million for 2003, which includes restructuring-related credits, net, of $9 million in 2004 and amortization of other intangibles of $1 million and $3 million in 2004 and 2003.

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

Income from Operations

Our income from operations was $432 million, $440 million, and $270 million during 2005, 2004, and 2003. The decrease in 2005 from 2004 is primarily a result of an increase in spending for technology and content, an increase in stock-based compensation that is now recorded under SFAS 123(R) fair value accounting, and a payment of $40 million to settle a patent lawsuit. These increased expenditures were partially offset by higher net sales and gross profit. The increase in operating income in 2004 compared with 2003 was primarily attributed to increases in net sales and gross profit growth and leveraging operating expenses relative to net sales. Income from operations was negatively affected by year-over-year changes in exchange rates in 2005, and positively affected in 2004 and 2003.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including a $900 million principal balance of our 4.75% U.S. Convertible Subordinated Notes and a €490 million ($580 million based on the exchange rate at December 31, 2005) principal balance of our 6.875% PEACS at December 31, 2005. Interest expense was $92 million, $107 million, and $130 million in 2005, 2004, and 2003, with declines primarily relating to principal repayments of $265 million and $150 million in 2005 and 2004.

At December 31, 2005, our total long-term indebtedness was $1.52 billion compared to $1.86 billion at December 31, 2004. In February 2006, we announced plans to redeem €250 million principal of our 6.875% PEACS, which is expected to close March 7, 2006, for a cash payment of approximately $305 million (at the Euro to U.S. dollar exchange rate on January 31, 2006), which includes $1 million of interest. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt and Other.”

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, was $2 million, $(5) million, and $7 million, in 2005, 2004 and 2003, and consisted primarily of gains (losses) on sales of marketable securities, foreign-currency transaction gains (losses), and other miscellaneous losses, net.

Foreign-currency transaction gains (losses) primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS (1)	$90	$(65)	$(140)
Gain (loss) on sales of Euro-denominated investments, net	(2)	9	6
Loss on redemption of long-term debt (4)	(6)	(6)	(24)
Foreign-currency effect on intercompany balances (2)	(47)	41	36
Other (3)	7	20	(8)

Total remeasurements and other	$42	$(1)	$(130)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the gains (losses) associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(3)	Activity in 2005 and 2004 primarily includes gains associated with the sale of certain equity investments. Activity in 2003 primarily includes a loss from termination of our Euro currency swap.
(4)	We expect to record a charge of $6 million related to our announced plans to redeem €250 million principal of our 6.875% PEACS, which is expected to close March 6, 2006.

Income Taxes

We recorded a tax benefit in 2005 of $90 million, representing $0.22 and $0.21 of basic and diluted earnings per share, as we determined at year end that certain of our deferred tax assets were more likely than not realizable. Excluding this $90 million benefit, our effective tax rate would have been significantly higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 from the U.S. to international locations which resulted in taxable income and an increase in our effective tax rate. We will initiate similar asset transfers in 2006 to finalize our European headquarters transition, and we expect this will result in an effective tax rate for financial reporting purposes significantly higher than the statutory rate for 2006. There is potential for significant volatility of our 2006 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. Since we have deferred tax assets related to our NOLs, these asset transfers will not have a significant impact on our cash taxes paid in 2006, which we expect to be approximately $25 million, compared with $12 million in 2005 and $4 million in 2004. We are not endeavoring to optimize our global taxes on a financial reporting basis, instead we endeavor to optimize our global taxes on a cash basis.

We recorded a tax benefit in 2004 of $244 million, representing $0.60 and $0.57 of basic and diluted earnings per share, and a credit to “Stockholders’ Equity (Deficit)” of $106 million as we determined that certain of our deferred tax assets were more likely than not realizable.

At December 31, 2005, our deferred tax assets, net of deferred tax liabilities and valuation allowance, are $291 million, which includes $123 million relating to NOLs that are primarily attributed to stock-based compensation, the majority of which begin to expire in 2016, and $18 million relating to capital loss carryforwards that expire in 2006 and thereafter. The remaining portion relates to temporary differences between the carrying amounts of assets and liabilities and their tax bases.

The $123 million NOLs primarily attributed to stock-based compensation are presented net of fully-reserved NOL deferred tax assets totaling $493 million. Total gross deferred tax assets related to our NOLs at December 31, 2005 were $616 million (relating to approximately $1.9 billion of NOLs).

Net Income

Net income was $359 million, $588 million and $35 million in 2005, 2004 and 2003. We believe that year-over-year changes in net income are not necessarily predictive of our future net income results for a variety of reasons. For example, in 2005 we recorded a provision for income taxes of $95 million and in 2004 we recorded a net income tax benefit of $233 million. Included in these amounts in 2005 and 2004 were tax benefits of $90 million and $244 million resulting from our determination that certain of our deferred tax assets were more likely than not realizable. Additionally, the remeasurement of our 6.875% PEACS and intercompany balances resulted in net gains in 2005 and net charges in 2004 and 2003 associated with the effect of movements in currency exchange rates. Accordingly, we encourage readers of our financial statements to evaluate the effect on our operating trends of these items since future income taxes and change in currency exchange rates may create significant variability in our future operating results.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$8,563	$(73)	$8,490	$6,645	$276	$6,921	$5,032	$232	$5,264
Gross profit	2,052	(13)	2,039	1,550	52	1,602	1,211	46	1,257
Operating expenses	1,612	(5)	1,607	1,130	32	1,162	955	32	987
Income from operations	440	(8)	432	420	20	440	256	14	270
Net interest expense and other	52	(6)	46	75	9	84	90	11	101
Remeasurements and other (3)	1	41	42	14	(15)	(1)	(31)	(99)	(130)
Net income	328	31	359	592	(4)	588	131	(96)	35
Diluted earnings per share	$0.77	$0.07	$0.84	$1.40	$(0.01)	$1.39	$0.31	$(0.23)	$0.08

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of “Free cash flow” meets the definition of a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2005, 2004, and 2003 (in millions):

	Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$733	$566	$393
Purchases of fixed assets, including internal-use software and website development	(204)	(89)	(46)

Free cash flow	$529	$477	$347

Net cash provided by (used in) investing activities	$(778)	$(317)	$236

Net cash used in financing activities	$(193)	$(97)	$(332)

In addition, we provide operating expenses with and without stock-based compensation, which excludes the employer portion of payroll tax expense. We provide this information to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expense is consistent with our segment presentation in our footnotes to the consolidated financial statements. Stock-based compensation programs are an important element of the company’s compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations.

Guidance

The Company provided guidance on February 2, 2006 in its earnings release furnished on Form 8-K as follows:

First Quarter 2006 Guidance

•	Net sales are expected to be between $2.14 billion and $2.29 billion, or grow between 13% and 20%, compared with first quarter 2005.

•	Operating income is expected to be between $70 million and $105 million, or decline between (35%) and (3%), compared with first quarter 2005. This guidance includes $30 million for stock-based compensation and amortization of intangible assets, and assumes, among other things, that no additional intangible assets are recorded, and that there are no further revisions to stock-based compensation or restructuring-related estimates.

Full Year 2006 Expectations

•	Net sales are expected to be between $9.85 billion and $10.45 billion, or grow between 16% and 23%, compared with 2005.

•	Operating income is expected to be between $370 million and $510 million, or between (14%) decline and 18% growth, compared with 2005. This guidance includes $135 million for stock-based compensation and amortization of intangible assets, and assumes, among other things, that no additional intangible assets are recorded and that there are no changes to stock-based compensation or restructuring-related estimates.

These projections are subject to substantial uncertainty. See Item 1A. of Part 1, “Risk Factors.”

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2005 (in millions, except percentages):

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value at December 31, 2005
Money market funds	$587	$—	$—	$—	$—	$—	$587	$587
Weighted average interest rate	3.41%	—	—	—	—	—	3.41%
Certificates of deposit	15	5	3	4	—	—	27	29
Weighted average interest rate	3.67%	2.90%	3.06%	3.03%	—	—	3.37%
Corporate debt securities	200	53	33	69	33	—	388	402
Weighted average interest rate	3.97%	4.00%	3.99%	4.60%	4.60%	—	4.14%
U.S. Government and Agency Securities	211	35	79	43	73	—	441	439
Weighted average interest rate	3.97%	4.98%	4.76%	4.94%	4.58%	—	4.39%
Asset backed securities	131	97	33	5	10	—	276	276
Weighted average interest rate	3.89%	4.94%	4.10%	5.02%	4.95%	—	4.34%
Other securities	3	33	47	35	18	—	136	165
Weighted average interest rate	2.60%	2.80%	2.83%	2.95%	3.01%	—	2.87%

Cash equivalents and marketable fixed-income securities	$1,147	$223	$195	$156	$134	$—	$1,855	$1,898

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2004 (in millions, except percentages):

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value at December 31, 2004
Money market funds	$102	$—	$—	$—	$—	$—	$102	$103
Weighted average interest rate	2.18%	—	—	—	—	—	2.18%
Certificates of deposit	496	—	—	—	—	—	496	497
Weighted average interest rate	2.52%	—	—	—	—	—	2.52%
Corporate debt securities	240	4	3	8	13	—	268	275
Weighted average interest rate	2.25%	3.45%	4.00%	4.00%	4.00%	—	2.51%
U.S. Government and Agency Securities	142	141	46	43	19	—	391	388
Weighted average interest rate	2.33%	3.32%	3.29%	3.00%	3.00%	—	2.91%
Asset backed securities	—	61	8	—	—	—	69	70
Weighted average interest rate	—	4.38%	3.10%	—	—	—	4.24%
Other securities	26	—	—	—	—		26	27
Weighted average interest rate	2.24%	—	—	—	—	—	2.24%

Cash equivalents and marketable fixed-income securities	$1,006	$206	$57	$51	$32	$—	$1,352	$1,360

At December 31, 2005, we had long-term debt of $1.52 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Based upon quoted market prices at prevailing exchange rates, the fair value of the 6.875% PEACS was €495 million or $586 million (outstanding principal of €490 million) and €691 million or $936 million (outstanding principal of €690 million) at December 31, 2005 and 2004, and the fair value of the 4.75% Convertible Subordinated Notes was $868 million and $907 million at December 31, 2005 and 2004.

Foreign Exchange Risk

During 2005, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 45% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2005, International segment revenues declined $78 million and our operating results declined $7 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2005 of $905 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $45 million, $91 million, and $181 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at December 31, 2005 of €490 million ($580 million, based on the exchange rate as of December 31, 2005). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $97 million as of December 31, 2005. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $29 million, $58 million, and $116 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2006, we would incur $2 million, $4 million, and $8 million additional annual interest expense due solely to fluctuations in foreign exchange.

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2005, our recorded basis in equity securities (including both publicly-traded and private companies) was $14 million, including $6 million classified as “Marketable securities,” and $8 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2005 of $44 million (recorded basis of $7 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $7 million, $13 million, and $22 million.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

February 16, 2006

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2005	2004	2003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,303	$1,102	$738
OPERATING ACTIVITIES:
Net income	359	588	35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	121	76	76
Stock-based compensation	87	58	88
Other operating expense (income)	7	(8)	3
Gains on sales of marketable securities, net	(1)	(1)	(10)
Remeasurements and other	(42)	1	130
Non-cash interest expense and other	5	5	13
Deferred income taxes	70	(257)	1
Cumulative effect of change in accounting principle	(26)	—	—
Changes in operating assets and liabilities:
Inventories	(104)	(169)	(77)
Accounts receivable, net and other current assets	(84)	(2)	2
Accounts payable	274	286	168
Accrued expenses and other current liabilities	60	(14)	(26)
Additions to unearned revenue	156	110	102
Amortization of previously unearned revenue	(149)	(107)	(112)

Net cash provided by operating activities	733	566	393

INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(204)	(89)	(46)
Acquisitions, net of cash acquired	(24)	(71)	—
Sales and maturities of marketable securities and other investments	836	1,427	813
Purchases of marketable securities	(1,386)	(1,584)	(536)
Proceeds from sale of subsidiary	—	—	5

Net cash (used in) provided by investing activities	(778)	(317)	236

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and other	66	60	163
Proceeds from long-term debt and other	11	—	—
Repayments of long-term debt and capital lease obligations	(270)	(157)	(495)

Net cash used in financing activities	(193)	(97)	(332)

Foreign-currency effect on cash and cash equivalents	(52)	49	67

Net (decrease) increase in cash and cash equivalents	(290)	201	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,013	$1,303	$1,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$105	$108	$120
Cash paid for income taxes	12	4	2

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$8,490	$6,921	$5,264
Cost of sales	6,451	5,319	4,007

Gross profit	2,039	1,602	1,257
Operating expenses (1):
Fulfillment	745	601	495
Marketing	198	162	128
Technology and content	451	283	257
General and administrative	166	124	104
Other operating expense (income)	47	(8)	3

Total operating expenses	1,607	1,162	987

Income from operations	432	440	270
Interest income	44	28	22
Interest expense	(92)	(107)	(130)
Other income (expense), net	2	(5)	7
Remeasurements and other	42	(1)	(130)

Total non-operating expense	(4)	(85)	(231)

Income before income taxes	428	355	39
Provision for income taxes	95	(233)	4

Income before change in accounting principle	333	588	35
Cumulative effect of change in accounting principle	26	—	—

Net income	$359	$588	$35

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.81	$1.45	$0.09
Cumulative effect of change in accounting principle	0.06	—	—

	$0.87	$1.45	$0.09

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.78	$1.39	$0.08
Cumulative effect of change in accounting principle	0.06	—	—

	$0.84	$1.39	$0.08

Weighted average shares used in computation of earnings per share:
Basic	412	406	395

Diluted	426	425	419

(1)	Includes stock-based compensation as follows:

Fulfillment	$16	$10	$18
Marketing	6	4	5
Technology and content	45	32	50
General and administrative	20	12	15

Total stock-based compensation expense	$87	$58	$88

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2005	2004
A S S E T S

Current assets:
Cash and cash equivalents	$1,013	$1,303
Marketable securities	987	476

Cash, cash equivalents, and marketable securities	2,000	1,779
Inventories	566	480
Deferred tax assets, current portion	89	81
Accounts receivable, net and other current assets	274	199

Total current assets	2,929	2,539
Fixed assets, net	348	246
Deferred tax assets, long-term portion	223	282
Goodwill	159	139
Other assets	37	42

Total assets	$3,696	$3,248

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y ( D E F I C I T )

Current liabilities:
Accounts payable	$1,366	$1,142
Accrued expenses and other current liabilities	563	478

Total current liabilities	1,929	1,620
Long-term debt and other	1,521	1,855

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares—500
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000
Issued and outstanding shares—416 and 410 shares	4	4
Additional paid-in capital	2,263	2,123
Accumulated other comprehensive income	6	32
Accumulated deficit	(2,027)	(2,386)

Total stockholders’ equity (deficit)	246	(227)

Total liabilities and stockholders’ equity (deficit)	$3,696	$3,248

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	388	$4	$1,643	$10	$(3,009)	$(1,352)
Net income	—	—	—	—	35	35
Foreign currency translation gains, net	—	—	—	15	—	15
Increase of net unrealized gains on available-for-sale securities	—	—	—	2	—	2
Net activity of terminated Euro Currency Swap	—	—	—	11	—	11

Comprehensive income	—	—	—	—	—	63

Exercise of common stock options, net and vesting of restricted stock	15	—	163	—	—	163
Income tax benefit on stock awards	—	—	2	—	—	2
Deferred stock-based compensation, net	—	—	4	—	—	4
Issuance of common stock – employee benefit plan	—	—	1	—	—	1
Stock compensation – restricted stock units	—	—	31	—	—	31
Stock compensation – variable accounting	—	—	52	—	—	52

Balance at December 31, 2003	403	4	1,896	38	(2,974)	(1,036)

Net income	—	—	—	—	588	588
Foreign currency translation losses, net	—	—	—	(1)	—	(1)
Decline of unrealized gains on available-for-sale securities, net of tax effect	—	—	—	(11)	—	(11)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	6	—	6

Comprehensive income	—	—	—	—	—	582

Exercise of common stock options, net and vesting of restricted stock	6	—	60	—	—	60
Income tax benefit on stock awards	—	—	107	—	—	107
Deferred stock-based compensation, net	—	—	3	—	—	3
Issuance of common stock – employee benefit plan	1	—	3	—	—	3
Stock compensation – restricted stock units	—	—	49	—	—	49
Stock compensation – variable accounting	—	—	5	—	—	5

Balance at December 31, 2004	410	4	2,123	32	(2,386)	(227)
Net income	—	—	—	—	359	359
Foreign currency translation losses, net	—	—	—	(15)	—	(15)
Decline of unrealized gains on available-for-sale securities, net of tax effect	—	—	—	(14)	—	(14)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	3	—	3

Comprehensive income	—	—	—	—	—	333

Exercise of common stock options, net and vesting of restricted stock	6	—	58	—	—	58
Change in accounting principle	—	—	(26)	—	—	(26)
Income tax benefit on stock awards	—	—	10	—	—	10
Issuance of common stock – employee benefit plan	—	—	4	—	—	4
Stock-based compensation	—	—	94	—	—	94

Balance at December 31, 2005	416	$4	$2,263	$6	$(2,027)	$246

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

Amazon.com and its affiliates operate retail websites, including: www.amazon.com, www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, www.amazon.ca, and www.joyo.com. We have organized our operations into two principal segments: North America and International. The North America segment includes the operating results of www.amazon.com and www.amazon.ca. The International segment includes the operating results of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com. In addition, we operate other websites, including www.a9.com and www.alexa.com that enable search and navigation; www.imdb.com, a comprehensive movie database; and Amazon Mechanical Turk at www.mturk.com which provides a web service for computers to integrate a network of humans directly into their processes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating to www.joyo.com) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, deferred tax assets and liabilities, stock-based compensation, restructuring-related liabilities, and contingencies. Actual results could differ materially from those estimates.

Business Acquisitions

We acquired certain companies during 2005 for an aggregate cash purchase price of $29 million. Acquired intangibles totaled $10 million and have estimated useful lives of between one and three years. The excess of purchase price over the fair value of the net assets acquired was $19 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2005 was not significant.

In 2004, we acquired all of the outstanding shares of Joyo.com Limited, a British Virgin Islands company that operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates, at a purchase price of $75 million, including a cash payment of $71 million (net of cash acquired), the assumption of employee stock options, and transaction-related costs. Acquired intangibles were $6 million with estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $70 million and is classified as “Goodwill” on the consolidated balance sheets. The results of operations of Joyo.com have been included in our consolidated results from the acquisition date forward.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Change

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. See “Note 1—Description of Business and Accounting Policies—Stock-based Compensation.”

Cash and Cash Equivalents

We classify all highly liquid instruments, including money market funds that comply with Rule 2a-7 of the Investment Company Act of 1940, with a remaining maturity of three months or less at the time of purchase as cash equivalents.

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

We provide fulfillment-related services in connection with certain of our third parties and Amazon Enterprise Solutions programs. In those arrangements, as well as all other product sales by third parties, the third party maintains ownership of the related products.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $15 million and $12 million at December 31, 2005 and 2004, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful accounts receivable was $43 million and $23 million at December 31, 2005 and 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the years ended 2005, 2004, and 2003, we capitalized $90 million (including $11 million of stock-based compensation), $44 million, and $30 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $50 million, $30 million, and $24 million.

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

Leases and Asset Retirement Obligations

We account for our lease agreements pursuant to SFAS No 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Goodwill

We evaluate goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment in 2005 or 2004. There were no events or circumstances from the date of our assessment through December 31, 2005 that would impact this assessment.

At December 31, 2005 and December 31, 2004, approximately 71% and 72% of our acquired goodwill was assigned to our International segment, the majority of which relates to our acquisition of Joyo.com in 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; certain equity investments; and intangible assets, net of amortization. At December 31, 2005, and 2004, deferred issuance charges were $13 million, and $19 million; equity investments were $8 million and $15 million; and intangibles, net of amortization, were $11 million, and $5 million.

Other intangibles, included within “Other assets,” consist of the following:

	December 31,
	2005			2004
	Other Intangibles (1)	Accumulated Amortization (1)	Other Intangibles, Net (2)	Other Intangibles (1)	Accumulated Amortization (1)	Other Intangibles, Net
	(in millions)
Marketing-related	$4	$(1)	$3	$3	$—	$3
Contract-based	2	—	2	3	(1)	2
Technology-based	7	(3)	4	—	—	—
Customer-related	4	(2)	2	—	—	—

Other intangibles	$17	$(6)	$11	$6	$(1)	$5

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	The net carrying amount of intangible assets at December 31, 2005 is scheduled to be fully amortized over the next three years as follows: $6 million in 2006; $4 million in 2007; $1 million in 2008. The weighted-average amortization period is 2 years based on useful life assumptions between one and four years.

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. We classify our investments in equity-method investees on the consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses as “Remeasurements and other” on the consolidated statements of operations. Losses from equity-method investees were not significant for any period presented. We do not hold over 20% interest in any of our investees as of December 31, 2005 or 2004.

All other equity investments, which consist of investments for which we do not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. For public companies that have readily determinable fair values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair values with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive income,” a separate component of Stockholders’ Equity (Deficit).

We generally invest our excess cash in investment grade short to intermediate term fixed income securities and AAA-rated money market mutual funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets and are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income.” The weighted average method is used to determine the cost of Euro-denominated securities sold, and the specific identification method is used to determine the cost of all other securities.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from any recent purchase/sales offers of investee securities; or other conditions that may affect the value of our investments. At December 31, 2005, gross unrealized losses on our marketable securities were $16 million and were determined to be temporary based on our assessment of the qualitative and quantitative factors discussed above.

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

Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2005 or 2004.

Accrued Expenses and Other Current Liabilities

Included in “Accrued expenses and other current liabilities” at December 31, 2005 and 2004 are liabilities of $131 million and $107 million for unredeemed gift certificates.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $48 million and $41 million at December 31, 2005 and 2004. These amounts are included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of international subsidiaries, totaling $24 million at December 31, 2005, since we intend to invest such undistributed earnings indefinitely outside of the U.S.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2005, our deferred tax assets, net of deferred tax liabilities and valuation allowance, are $291 million, which includes $123 million relating to net operating loss carryforwards (“NOLs”) that are primarily attributed to stock-based compensation. The majority of our NOLs begin to expire in 2016.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, we have elected to present our NOL deferred tax assets attributed to stock-based compensation net of the related allowance as of the adoption of SFAS 123(R). Total gross deferred tax assets related to our NOLs at December 31, 2005 were $616 million (relating to approximately $1.9 billion of NOLs).

SFAS 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In accordance with the provisions of SFAS 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

We recorded a tax benefit in 2005 of $90 million, representing $0.22 and $0.21 of basic and diluted earnings per share, as we determined at year end that certain of our deferred tax assets were more likely than not realizable. The range of possible judgments relating to valuation of our deferred tax assets is very wide. For example, had we determined that the weight of available evidence did not support a decision that these deferred tax assets are realizable; the “Provision (benefit) for income taxes” would have been an expense of $185 million for 2005 rather than an expense of $95 million for the same period. At December 31, 2005 we continue to have a valuation allowance of $213 million, which relates primarily to deferred tax assets that would only be realizable upon the occurrence of future capital gains. See “Note 11—Income Taxes.”

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

We evaluate the criteria outlined in Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned. Under our syndicated stores arrangements, we record gross product sales and costs since we own the inventory, set prices, and are responsible for fulfillment and customer service, and the other business earns a sales commission.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Net sales.”

Commissions and per-unit fees received from third-party sellers and similar amounts earned through Amazon Enterprise Solutions are recognized when the item is sold by the third-party seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $511 million, $420 million, and $372 million for 2005, 2004, and 2003. Outbound shipping-related costs are included in “Cost of sales” and totaled $750 million, $617 million, and $508 million for 2005, 2004, and 2003. The net cost to us of shipping activities was $239 million, $197 million, and $136 million for 2005, 2004 and 2003.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies, amortization of our DVD rental library and costs incurred in operating and staffing our fulfillment and customer service centers on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as “Cost of sales” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with our guarantee for certain third-party seller transactions, are classified in “Fulfillment” on the consolidated statements of operations.

Vendor Agreements

We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally presume amounts received from our vendors are a reduction of the prices we pay for their products and, therefore, we reflect such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or, if the product inventory is still on hand, as a reduction of the carrying value of inventory. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

When we receive direct reimbursements for costs incurred by us in advertising the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain third-party seller transactions; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-parties that assist us in fulfillment

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Toysrus.com, Inc. and Target Corporation, are classified as cost of sales rather than fulfillment.

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

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $168 million, $141 million, and $109 million in 2005, 2004, and 2003. Prepaid advertising costs were not significant at December 31, 2005 and 2004.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in research and development, including application development, editorial content, merchandising selection, systems and telecommunications support, and costs associated with the systems and telecommunications infrastructure.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business, which are capitalized and depreciated over two years. During 2005, 2004, and 2003 we capitalized $90 million (including $11 million of stock-based compensation), $44 million, and $30 million of costs associated with development of internal-use software, which is offset by amortization of previously capitalized amounts of $50 million, $30 million, and $24 million. Fixed assets associated with capitalized internal-use software, content, and website development, net of accumulated depreciation, were $87 million and $47 million at December 31, 2005 and 2004.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. For example, in the fourth quarter of 2005, we recorded a benefit of $10 million, $6 million net of tax, or $0.01 per diluted share, representing the cumulative effect of increasing the rate of forfeitures expected over the life of issued stock awards based on our historical experience. Additionally, because we implemented SFAS 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the EITF No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $7 million, $8 million, and $4 million for the years ended December 31, 2005, 2004, and 2003. We expect the corresponding amount for 2006 to increase substantially and possibly be in excess of $100 million, although the actual amount is subject to considerable variability.

On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The application of SFAS 123(R) had the following effect on reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Year Ended December 31, 2005
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$432	$—	$432
Income before income taxes	428	—	428
Income before cumulative effect of change in accounting principle	333	—	333
Net income	333	26	359

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.81	$—	$0.81
Cumulative effect of change in accounting principle	—	$0.06	0.06

	$0.81	$0.06	$0.87

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.78	$—	$0.78
Cumulative effect of change in accounting principle	—	$0.06	0.06

	$0.78	$0.06	$0.84

Cash flow from operating activities	$740	$(7)	$733
Cash flow from financing activities	(200)	7	(193)

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Average risk-free interest rate	3.9%	2.9%	2.5%
Average expected life (in years)	4.5	3.3	3.3
Volatility	43.6%	57.9%	77.7%

Stock-based compensation for the years ended December 31, 2004 and 2003 was determined using the intrinsic value method. The following table provides pro forma financial information as if stock-based compensation had been computed under SFAS 123 (in millions, except per share data):

	Year Ended December 31,
	2004	2003
Net income—as reported	$588	$35
Add: Stock-based compensation, as reported	58	88
Deduct: Total stock-based compensation determined using a fair value-based method for all awards	(81)	(94)

Net income—SFAS 123 fair value adjusted	$565	$29

Basic earnings per share—as reported	$1.45	$0.09
Diluted earnings per share—as reported	1.39	0.07
Basic earnings per share—SFAS 123 fair value adjusted	1.39	0.08
Diluted earnings per share—SFAS 123 fair value adjusted	1.33	0.07

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. Additionally, the functional currency of our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com is the same as the local currency of the United Kingdom, Germany, France, Japan, Canada, and China. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of stockholders’ equity (deficit) and in the “Effect of exchange-rate changes on cash and cash equivalents,” on the consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on the consolidated statements of operations. See “Note 9—Other Income (Expense), Net.”

A provision of SFAS No. 52, Foreign Currency Translation, requires that gains and losses arising from intercompany foreign currency transactions considered long-term investments, where settlement is not planned or anticipated in the foreseeable future, be excluded in the determination of net income. Our international operations are financed, in part, by the U.S. parent company. In periods ending prior to the fourth quarter of 2003, currency adjustments for these intercompany balances were recorded to stockholders’ equity (deficit) as translation adjustments and not included in the determination of net income because we intended to permanently invest such amounts. During the fourth quarter of 2003, we made the decision that these amounts would be repaid among the entities and, accordingly, upon consolidation, any exchange gain or loss arising from remeasurements of intercompany balances is required to be recorded in the determination of net income. In accordance with SFAS No. 52, currency adjustments arising before the fourth quarter of 2003 continue to be included as a component of “Accumulated other comprehensive income” on our consolidated balance sheets. In connection with the remeasurement of intercompany balances, we recorded a loss of $47 million in 2005, and gains of $41 million and $36 million in 2004 and 2003.

Derivative Financial Instruments

During 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS principal and interest. See “Note 4—Long-Term Debt and Other.”

We hold warrants to purchase equity securities of other companies that are derivative financial instruments, classified in “Other assets” on the consolidated balance sheets. We do not designate our warrants as hedging

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive. See “Note 4—Long-Term Debt and Other.”

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2005	2004	2003
Weighted average shares outstanding	414	407	396
Weighted average shares of restricted stock	(2)	(1)	(1)

Shares used in computation of basic earnings per share	412	406	395
Total dilutive effect of outstanding stock awards (1)	14	19	24

Shares used in computation of diluted earnings per share	426	425	419

(1)	Calculated using the treasury stock method that assumes proceeds available to reduce the dilutive affect of outstanding stock awards, which include the exercise price of stock options, the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables summarize, by major security type, our cash and marketable securities (in millions):

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$96	$—	$—	$96
Cash equivalents pledged as collateral	19	—	—	19
Money market funds	570	—	(1)	569
Bank certificates of deposits	29	—	—	29
Corporate debt securities	406	1	(5)	402
U.S. government and agency securities	440	3	(4)	439
Asset-backed securities	275	1	(1)	275
Equity and other securities	171	5	(5)	171

Total cash, cash equivalents, and marketable securities (2)	$2,006	$10	$(16)	$2,000

(1)	The fair value of investments with loss positions was $954 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (substantially all less than twelve months), and concluded that such amounts were not “other-than-temporary.”
(2)	Includes investments in foreign currencies of $905 million, principally Euros, British Pounds, and Yen.

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$408	$—	$—	$408
Cash equivalents pledged as collateral	10	—	—	10
Money market funds	101	—	—	101
Bank certificates of deposits	489	—	—	489
Corporate debt securities	275	—	—	275
U.S. government and agency securities	390	—	(2)	388
Asset-backed securities	70	—	—	70
Equity and other securities	22	16	—	38

Total cash, cash equivalents, and marketable securities (2)	$1,765	$16	$(2)	$1,779

(1)	The fair value of investments with loss positions was $483 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (all less than twelve months), and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary.”
(2)	Includes investments in foreign currencies of $970 million, principally Euros, British Pounds, and Yen.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2005 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$834	$808
Due after one year through three years	345	377
Asset-backed and agency securities with various maturities	748	713

	$1,927	$1,898

Gross gains of $7 million, $12 million, and $17 million and gross losses of $12 million, $1 million and $1 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for 2005, 2004, and 2003.

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 5—Commitments and Contingencies.”

Note 3—FIXED ASSETS

Fixed assets, at cost, consist of the following (in millions):

	December 31,
	2005	2004
Gross Fixed Assets (1):
Fulfillment and customer service (2)	$309	$263
Technology infrastructure	69	38
Internal-use software, content, and website development	138	79
Other corporate assets	55	43

Gross fixed assets	571	423

Accumulated Depreciation (1):
Fulfillment and customer service	123	106
Technology infrastructure	27	15
Internal-use software, content, and website development	51	32
Other corporate assets	22	24

Total accumulated depreciation	223	177

Total fixed assets, net	$348	$246

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets which were $275 million and $216 million at December 31, 2005 and 2004.
(2)	Includes our DVD rental library.

Depreciation expense on fixed assets was $113 million, $75 million, and $70 million, which includes amortization of fixed assets acquired under capital lease obligations of $4 million, $5 million and $7 million for 2005, 2004, and 2003. Gross assets remaining under capital leases were $8 million and $4 million at December 31, 2005 and 2004. Accumulated depreciation associated with capital leases was $2 million and $2 million at December 31, 2005 and 2004.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—LONG-TERM DEBT AND OTHER

Our long-term debt and other long-term liabilities are summarized as follows:

	December 31,
	2005	2004
	(in millions)
4.75% Convertible Subordinated Notes due February 2009	$900	$900
6.875% PEACS due February 2010	580	935
Other long-term debt and capital lease obligations	44	22

	1,524	1,857
Less current portion of other long-term debt and capital lease obligations	(3)	(2)

Total long-term debt and other	$1,521	$1,855

6.875% PEACS

In February 2000, we completed an offering of €690 million of our 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of €84.883 per share ($100.52, based on the exchange rates as of December 31, 2005). Total common stock issuable, as of December 31, 2005, upon conversion of our outstanding 6.875% PEACS was 5.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. The 6.875% PEACS rank equally with our outstanding 4.75% Convertible Subordinated Notes. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

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

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2005.

In the first quarter of 2005, we redeemed an aggregate principal amount of €200 million ($265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% PEACS. We recorded a charge classified in “Remeasurements and other,” of approximately $4 million related to the redemption, consisting of $2 million in unamortized deferred issuance charges and $2 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. Accrued and unpaid interest of $0.9 million was also paid at redemption and recorded to “Interest expense.”

During 2003, we terminated our Euro Currency Swap that previously was designated as a cash flow hedge of a portion of the 6.875% PEACS’ principal and interest. Although neither party made cash payments to

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminate the agreement, we recorded a non-cash loss of $6 million to “Remeasurements and other” representing the remaining basis in our swap asset. At December 31, 2005, the remaining cumulative unrealized loss associated with our Euro Currency Swap, recorded to “Accumulated other comprehensive income,” was $4 million, net of tax effects. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, this accumulated loss will be amortized to “Remeasurements and other” over the life of the 6.875% PEACS. If we redeem or otherwise restructure our 6.875% PEACS prior to maturity in 2010, any remaining cumulative unrealized loss associated with the Euro Currency Swap will be recorded as a charge to “Remeasurements and other.”

Based upon quoted market prices, the fair value of the 6.875% PEACS was $586 million and $936 million (outstanding principal of €490 million and €690 million) as of December 31, 2005 and 2004.

In February 2006, we announced plans to redeem €250 million principal of our 6.875% PEACS, which is expected to close March 7, 2006, for a cash payment of approximately $305 million (at the Euro to U.S. dollar exchange rate on January 31, 2006), which includes $1 million of interest.

Additionally, in February 2006, our Board of Directors authorized a new debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

4.75% Convertible Subordinated Notes

On February 3, 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due February 2009. The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears in February and August of each year. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to any existing and future senior indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes rank equally with our outstanding 6.875% PEACS. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal plus a redemption premium, plus any accrued and unpaid interest. At December 31, 2005, the redemption premium was 1.900% of the principal, and decreased to 1.425% on February 1, 2006 and will decrease by an additional 47.5 basis points annually until maturity.

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

The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2005.

In 2004, we redeemed an aggregate principal amount of $150 million of our outstanding 4.75% Convertible Subordinated Notes. As provided in the underlying indenture, the redemption price of $154 million represented a $4 million (2.375%) premium over the face amount of the redeemed notes. We recorded a charge in 2004

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified in “Remeasurements and other,” of $6 million related to this redemption, consisting of a premium of $4 million and unamortized deferred issuance costs of $2 million.

Based upon quoted market prices, the fair value of our 4.75% Convertible Subordinated Notes as of December 31, 2005 and 2004 was $868 million and $907 million.

Note 5—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $84 million, $55 million, and $52 million for 2005, 2004, and 2003.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$14	$1	$2	$902	$587	$17	$1,523
Debt interest (1)	83	83	83	61	40	—	350
Capital leases	2	1	1	1	1	1	7
Operating leases (2) (3)	129	115	78	65	51	157	595

Total commitments	$228	$200	$164	$1,029	$679	$175	$2,475

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2005, the Euro to U.S. Dollar exchange rate was 1.1843. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $97 million as of December 31, 2005. The principal and interest commitments at December 31, 2005 reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes. Additionally, on March 7, 2006, we will redeem €250 million of our outstanding 6.875% PEACS, which is not reflected in the table above.
(2)	Pursuant to SFAS No. 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS No. 13 they are not reflected on the balance sheet. As of December 31, 2005, we have remaining obligations under operating leases for equipment and real estate totaling $595 million. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $90 million of additional obligations on our balance sheet at December 31, 2005.
(3)	Includes $9 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $5 million due after 12 months and included in “Long-term debt and other” on our balance sheets. These amounts are net of anticipated sublease income of $4 million.

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

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2004	$50	$2	$22	$74
Net change in collateral pledged	9	12	(4)	17

Balance at December 31, 2005 (4)	$59	$14	$18	$91

(1)	Pursuant to available standby letter-of-credit facilities totaling $139 million.
(2)	Pursuant to an available line of credit totaling $13 million, whereby collateral is required to be pledged at 110% of the outstanding balance.
(3)	At December 31, 2005, our market capitalization was $19.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.
(4)	Includes $19 million of cash equivalents pledged as collateral. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

A number of purported class action complaints were filed by holders of our equity and debt securities against us, our directors, and certain of our senior officers during 2001, in the United States District Court for the Western District of Washington, alleging violations of the Securities Act of 1933 (the “1933 Act”) and/or the Securities Exchange Act of 1934 (the “1934 Act”). In August 2003, plaintiffs in the 1934 Act cases filed a second consolidated amended complaint alleging that we, together with certain of our officers and directors, made false or misleading statements during the period from October 29, 1998 through October 23, 2001 concerning our business, financial condition and results, inventories, future prospects, and strategic alliance transactions. The 1933 Act complaint alleges that the defendants made false or misleading statements in connection with our February 2000 offering of the 6.875% PEACS. The complaints seek damages and injunctive relief against all defendants. We dispute the allegations of wrongdoing in these complaints and have been vigorously defending ourselves in these matters. In March 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1934 Act claims. In July 2005, we signed a Stipulation of Settlement with counsel representing the plaintiff class with respect to the 1933 Act claims. These settlements, which were approved by the Court in the fourth quarter of 2005, dispose of all claims asserted in these lawsuits in exchange for payments totaling $48 million, substantially all of which we expect to be funded by our insurers.

In October 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. In November 2005, the Court dismissed all of the plaintiff’s claims with prejudice. The plaintiff is appealing that dismissal. We dispute the allegations of wrongdoing in this complaint, and we will continue to defend ourselves vigorously in this matter.

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

In January 2004, IPXL Holdings, LLC brought an action against us for patent infringement in the United States District Court for the Eastern District of Virginia. The complaint alleges that aspects of our online ordering technology, including 1-Click® ordering, infringe a patent obtained by IPXL purporting to cover an “Electronic Fund Transfer or Transaction System” (U.S. Patent No. 6,149,055) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, and attorneys’ fees. In August 2004, the Court entered a judgment in Amazon.com’s favor on the grounds that the patent claims asserted by the plaintiff were invalid and that Amazon.com’s technology did not infringe those claims in any event. The judgment in our favor was affirmed by the Court of Appeals for the Federal Circuit in November 2005.

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleges that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleges it has an exclusive right to sell on our website. The complaint seeks injunctive relief, declaratory judgment, termination of the agreement, and monetary damages in excess of $65 million. We dispute the allegations of wrongdoing in this complaint and have brought counterclaims alleging breach of contract and seeking damages and declaratory relief. The trial of both parties’ claims concluded in November 2005, and a decision by the Court is pending.

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

In October 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. In June 2005, however, Cendant re-filed a new complaint containing substantially the same claims. In response, we filed a countersuit in the United States District Court for the Western District of Washington (since transferred to the District of Delaware) alleging that Cendant’s parent, Cendant Corporation, and its affiliates Orbitz, Inc., Budget Rent A Car System, Inc., Avis Rent A Car System, Inc., and Trilegiant Corporation infringe certain patents owned by us and our subsidiary, A9.com. We dispute Cendant’s allegations of wrongdoing in its complaint and intend to vigorously defend ourselves in these matters.

In December 2005, Registrar Systems LLC filed a complaint against us and Target Corporation for patent infringement in the United States District Court for the District of Colorado. The complaint alleges that our website technology, including the method by which Amazon.com enables customers to use Amazon.com account information on websites that Amazon.com operates for third parties, such as Target.com, infringes two patents obtained by Registrar Systems purporting to cover methods and apparatuses for a “World Wide Web Registration Information Processing System” (U.S. Patent Nos. 5,790,785 and 6,823,327) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Inventory Suppliers

During 2005, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 6—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Stock Award Plans

Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years. Outstanding stock options generally have a term of 10 years from the date of grant.

Stock Award Activity

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 6 million, 3 million, and 2 million shares of common stock during 2005, 2004, and 2003 with a per share weighted average fair value of $36.50, $43.77, and $30.14.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common shares underlying outstanding stock awards were as follows:

	Year Ended December 31,
	2005	2004
	(in millions)
Stock options (1)	12	18
Restricted stock units	10	6

Outstanding stock awards, excluded from common stock outstanding	22	24
Restricted stock, included in outstanding common stock (2)	—	1

Total outstanding stock awards	22	25

(1)	The weighted average per share exercise price was $14.28, $12.98, and $12.46 in 2005, 2004, and 2003.
(2)	Included in issued and outstanding common stock.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 438 million, 434 million, and 433 million at December 31, 2005, 2004 and 2003. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. Common shares outstanding increased by 6 million shares in both 2005 and 2004, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at December 31, 2002	3.0
Units granted	2.1
Units vested	(0.4)
Units cancelled	(0.3)

Outstanding at December 31, 2003	4.4
Units granted	3.3
Units vested	(0.8)
Units cancelled	(0.5)

Outstanding at December 31, 2004	6.4
Units granted	6.0
Units vested	(1.2)
Units cancelled	(1.3)

Outstanding at December 31, 2005	9.9

Scheduled vesting for outstanding restricted stock units at December 31, 2005 is as follows (in millions):

	Year Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Scheduled vesting—restricted stock units	2.1	3.2	2.7	1.4	0.3	0.2	9.9

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our stock option activity:

	Number of Options (in millions)	Weighted Avg Exercise Price
Outstanding at December 31, 2002	42.0	$11.91
Options granted	0.1	24.81
Options exercised	(2.1)	13.82
Options terminated	(15.0)	10.88

Outstanding at December 31, 2003	25.0	$12.46
Options granted	0.1	33.80
Options exercised	(1.2)	15.66
Options terminated	(5.5)	10.78

Outstanding at December 31, 2004	18.4	$12.98
Options granted	0.1	36.84
Options exercised	(1.1)	10.40
Options terminated	(5.6)	12.00

Outstanding at December 31, 2005	11.8	$14.28

The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards (in millions)	Remaining Life (yrs)	Weighted Avg Exercise Price	Number of Awards (in millions)	Weighted Avg Exercise Price
$ 0.08 – $ 10.00	8.7	5.2	$7.54	4.0	$7.03
10.01 – 30.00	1.8	5.3	17.39	1.1	17.72
30.01 – 50.00	0.5	6.2	38.40	0.3	38.02
50.01 – 70.00	0.2	3.3	59.75	0.2	59.80
70.01 – 104.97	0.6	3.3	72.12	0.4	72.57

$ 0.08 – $104.97	11.8	5.1	$14.28	6.0	$16.09

The aggregate intrinsic value of stock options outstanding at 2005 was $554 million, of which $294 million relates to vested awards. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date.

As matching contributions under our 401(k) savings plan, we granted 0.09 million and 0.07 million shares of common stock for years ended 2005 and 2004. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

As of December 31, 2005, there was $169 million of total unrecognized compensation cost, net of estimated forfeitures of $106 million, related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and a weighted average recognition period of 1.4 years.

During 2005 and 2004, the fair value of restricted stock units and restricted stock awards vested was $50 million and $44 million, and the intrinsic value of options exercised was $180 million and $217 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Available for Future Issuance

At December 31, 2005, common stock available for future issuance is as follows (in millions):

Stock awards	110
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11
Shares issuable upon conversion of 6.875% PEACS	6

127

Note 7—OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net income	$359	$588	$35
Foreign currency translation gains (losses)	(15)	(1)	15
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the year, net of tax effect of $(7) in 2005 and $(5) in 2004	(14)	11	17
Less reclassification of net realized (gains) losses included in net income, net of tax effect of $10 in 2004	—	(22)	(15)

Net unrealized gains (losses) on available-for-sale securities	(14)	(11)	2
Net activity of terminated Euro Currency Swap:
Remeasurement of Euro Currency Swap to fair value	—	—	15
Reclassification of (gains) losses to offset currency losses and gains on hedged portion of 6.875% PEACS included in net income	—	—	(5)
Amortization of net unrealized losses on terminated Euro Currency Swap, net of tax effect of $2 in 2005 and $(4) in 2004 (1)	3	6	1

Net activity of terminated Euro Currency Swap	3	6	11
Other comprehensive income (loss)	(26)	(6)	28

Comprehensive income	$333	$582	$63

(1)	Includes $2 million recognized in “Remeasurements and other” related to our €200 million redemption of 6.875% PEACS in the first quarter of 2005.

Accumulated balances within other comprehensive income were as follows (in millions):

	December 31,
	2005	2004
	(in millions)
Net unrealized gains on foreign currency translation	$15	$30
Net unrealized gains (losses) on available-for-sale securities, net of tax	(5)	9
Net unrealized losses on terminated Euro Currency Swap, net of tax	(4)	(7)

Total accumulated other comprehensive income	$6	$32

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—OTHER OPERATING EXPENSE (INCOME)

Other operating expense was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million. Other operating income was $8 million for 2004 and other operating expense was $3 million for 2003, which includes restructuring-related credits, net, of $9 million in 2004 and amortization of other intangibles of $1 million and $3 million in 2004 and 2003.

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

Note 9—OTHER INCOME (EXPENSE), NET

Other income (expense), net, was $2 million, $(5) million, and $7 million, in 2005, 2004 and 2003, and consisted primarily of gains (losses) on sales of marketable securities, foreign-currency transaction gains (losses), and other miscellaneous losses, net.

Foreign-currency transaction gains (losses) primarily relate to the interest payable on our 6.875% PEACS. Since these payments are settled in Euros, the balance of interest payable (which is paid annually in February) is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment

Note 10—REMEASUREMENTS AND OTHER

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS (1)	$90	$(65)	$(140)
Gain (loss) on sales of Euro-denominated investments, net	(2)	9	6
Loss on redemption of long-term debt	(6)	(6)	(24)
Foreign-currency effect on intercompany balances (2)	(47)	41	36
Other (3)	7	20	(8)

Total remeasurements and other	$42	$(1)	$(130)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the gains (losses) associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See “Note 1—Description of Business and Accounting Policies.”
(3)	During 2005 and 2004, primarily includes gains associated with the sale of certain equity investments. During 2003, primarily includes the loss on termination of the Euro currency swap.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—INCOME TAXES

Cash taxes paid were $12 million, $4 million, and $2 million for 2005, 2004, and 2003.

The components of the provision for income taxes, net are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Current taxes:
U.S. and state	$16	$12	$1
International	9	12	2

Current taxes	25	24	3
Deferred taxes	70	(257)	1

Provision for income taxes, net	$95	$(233)	$4

U.S. and international components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
U.S.	$601	$358	$58
International	(173)	(3)	(19)

Income before income taxes	$428	$355	$39

Total income tax expense/(benefit) and amounts allocated to stockholders’ equity (deficit) were as follows:

	2005	2004	2003
	(in millions)
Income from continuing operations	$95	$(233)	$4
Stockholders’ equity (deficit)	(15)	(106)	(2)

	$80	$(339)	$2

The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Decrease in beginning-of-year balance of the valuation allowance	(31.1)	(102.2)	(57.1)
Net operating losses of foreign subsidiaries not benefited	15.8	2.5	25.7
Permanent differences, state income taxes, and other	2.6	(0.7)	5.9

Total	22.3%	(65.4)%	9.5%

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax expense/(benefit) attributable to income from continuing operations for the year ended December 31, 2005 are as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Deferred tax expense/(benefit) exclusive of the effect of the items listed below	$188	$145	$43
Decrease in beginning-of-year balance of the valuation allowance	(90)	(240)	—
Tax benefit of net operating loss carryforwards	(28)	(162)	(42)

Total deferred tax expense/(benefit)	$70	$(257)	$1

Deferred income taxes were:

	December 31,
	2005	2004
	(in millions)
Deferred tax assets:
Net operating losses (1)	$123	$801
Assets held for investment	239	273
Revenue items	34	29
Expense items, including stock-based compensation	105	128
Tax credits	24	6

Total gross deferred tax assets	525	1,237
Less valuation allowance	(213)	(874)

Net deferred tax assets	312	363
Deferred tax liabilities:
Expense items	(21)	(7)

Net deferred tax	$291	$356

(1)	Presented net of fully-reserved NOL deferred tax assets at December 31, 2005 totaling $493 million which were attributed to stock-based compensation as of the adoption of SFAS No. 123(R). Total gross deferred tax assets related to our NOLs at December 31, 2005 were $616 million (relating to approximately $1.9 billion of NOLs).

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through North America-focused websites such as www.amazon.com and www.amazon.ca; from North America-focused Syndicated Stores, such as www.borders.com; from our mail-order tool catalog phone orders; from our Amazon Prime membership program; and from non-retail activities such as North America-focused Amazon Enterprise Solutions, marketing, and promotional agreements. This segment includes export sales from www.amazon.com and www.amazon.ca.

International

The International segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through internationally focused websites such as www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, and since September 2004, www.joyo.com; from internationally focused Syndicated Stores; from our DVD rental service and from non-retail activities such as internationally focused marketing and promotional agreements. This segment includes export sales from these internationally based sites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
	(in millions)
North America
Net sales	$4,711	$3,847	$3,259
Cost of sales	3,444	2,823	2,392

Gross profit	1,267	1,024	867
Direct segment operating expenses	971	703	584

Segment operating income	$296	$321	$283

International
Net sales	$3,779	$3,074	$2,005
Cost of sales	3,007	2,496	1,615

Gross profit	772	578	390
Direct segment operating expenses	502	409	312

Segment operating income	$270	$169	$78

Consolidated
Net sales	$8,490	$6,921	$5,264
Cost of sales	6,451	5,319	4,007

Gross profit	2,039	1,602	1,257
Direct segment operating expenses	1,473	1,112	896

Segment operating income	566	490	361
Stock-based compensation	(87)	(58)	(88)
Other operating income (expense)	(47)	8	(3)

Income from operations	432	440	270
Total non-operating expense, net	(4)	(85)	(231)
Benefit (provision) for income taxes	(95)	233	(4)
Cumulative effect of change in accounting principle	26	—	—

Net income	$359	$588	$35

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales shipped to customers outside of the U.S. represented approximately 49%, 49%, and 43% of net sales for 2005, 2004, and 2003. Net sales from www.amazon.co.uk, www.amazon.de, and www.amazon.co.jp each represented 10% or more of consolidated net sales in 2005 and 2004; net sales from www.amazon.co.uk and www.amazon.de each represented 10% or more of consolidated net sales in 2003. Net fixed assets held in locations outside the U.S. were $68 million, $57 million, and $45 million at December 31, 2005, 2004, and 2003.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2005	2004
North America	$2,325	$1,921
International	1,371	1,327

Consolidated	$3,696	$3,248

Depreciation expense, by segment, was as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
North America	$94	$63	$60
International	19	11	10

Consolidated	$113	$74	$70

Note 13—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of our financial instruments were as follows (in millions):

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,013	$1,013	$1,303	$1,303
Marketable securities (1)	987	987	476	476
Other equity investments (2)	8	45	15	59
Long-term debt (3)	1,480	1,454	1,835	1,843

(1)	The fair value of marketable securities is determined from publicly quoted prices. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”
(2)	The fair value of other equity investments is determined from publicly quoted prices, plus the carrying amount of privately-held investments for which market values are not readily determinable. We evaluate “Other equity investments” for impairment in accordance with our stated policy. See “Note 1—Description of Business and Accounting Policies.”
(3)	The fair value of our long-term debt is determined based on quoted prices. See “Note 4—Long-Term Debt and Other.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2005, 2004, and 2003. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows (in millions, except per share data):

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,977	$1,858	$1,753	$1,902
Gross profit	667	463	450	458
Income before income taxes	161	51	108	108
Provision (benefit) for income taxes	(38)	21	56	56
Income before change in accounting principle	199	30	52	52
Cumulative effect of change in accounting principle	—	—	—	26
Net income	199	30	52	78
Basic earnings per share (1):

Prior to cumulative effect of change in accounting principle	$0.48	$0.07	$0.13	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.48	$0.07	$0.13	$0.19
Diluted earnings per share (1):

Prior to cumulative effect of change in accounting principle	$0.47	$0.07	$0.12	$0.12
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.47	$0.07	$0.12	$0.18
Shares used in computation of earnings per share:
Basic	415	413	411	410
Diluted	426	428	425	423

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,541	$1,463	$1,387	$1,530
Gross profit	544	356	341	361
Income before income taxes	108	57	81	109
Provision (benefit) for income taxes	(239)	3	5	(2)
Net income	347	54	76	111
Basic earnings per share (1)	$0.85	$0.13	$0.19	$0.28
Diluted earnings per share (1)	$0.82	$0.13	$0.18	$0.26
Shares used in computation of earnings per share:
Basic	408	407	405	404
Diluted	425	425	425	425

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,946	$1,134	$1,100	$1,084
Gross profit	427	286	274	271
Net income (loss)	73	16	(43)	(10)
Basic earnings (loss) per share (1)	$0.18	$0.04	$(0.11)	$(0.03)
Diluted earnings (loss) per share	$0.17	$0.04	$(0.11)	$(0.03)
Shares used in computation of earnings (loss) per share:
Basic	401	398	394	389
Diluted	425	423	394	389

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

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

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Amazon.com, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amazon.com, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of Amazon.com, Inc. and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

February 16, 2006

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005

Consolidated Statements of Operations for each of the three years ended December 31, 2005

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2005

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.3	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.4	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	Amended and Restated 1994 Stock Option Plan (version as of December 20, 1996 for Amended and Restated Grants and version as of December 20, 1996 for New Grants) (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.2†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.3†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.4†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.5†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.6†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.7†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.8†	Offer Letter of Employment to Kal Raman, dated July 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004).

Exhibit Number	Description

10.9†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.11†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 16, 2006.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2006.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARK S. PEEK Mark S. Peek	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ MYRTLE S. POTTER Myrtle S. Potter	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets—Reserves

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
	(in millions)
December 31, 2005	$23	$48	$(28)	$43
December 31, 2004	18	30	(25)	23
December 31, 2003	20	18	(20)	18

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

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

10.5†	Offer Letter of Employment to Rick Dalzell, dated August 13, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999).

10.6†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.7†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.8†	Offer Letter of Employment to Kal Raman, dated July 29, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004).

10.9†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.11†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement