Form 10-Q
period 2006-03-31
AMAZON COM INC
filed 2006-04-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

417,865,351 shares of common stock, par value $0.01 per share, outstanding as of April 20, 2006

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2006	2005	2006	2005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,013	$1,303	$533	$769
OPERATING ACTIVITIES:
Net income	51	78	332	555
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	40	28	132	86
Stock-based compensation	11	19	79	70
Other operating expense (income)	3	1	9	(7)
Losses on sales of marketable securities, net	2	—	—	1
Remeasurements and other	3	(14)	(26)	8
Non-cash interest expense and other	1	1	5	5
Deferred income taxes	10	50	31	(200)
Cumulative effect of change in accounting principle	—	(26)	—	(26)
Changes in operating assets and liabilities:
Inventories	33	72	(143)	(110)
Accounts receivable, net and other current assets	50	10	(44)	(6)
Accounts payable	(442)	(425)	258	117
Accrued expenses and other current liabilities	(71)	(92)	81	22
Additions to unearned revenue	54	29	181	115
Amortization of previously unearned revenue	(48)	(25)	(171)	(107)

Net cash provided by (used in) operating activities	(303)	(294)	724	523
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(46)	(26)	(223)	(106)
Acquisitions, net of cash acquired	(28)	(15)	(37)	(86)
Sales and maturities of marketable securities and other investments	288	348	776	1,205
Purchases of marketable securities	(130)	(504)	(1,012)	(1,583)

Net cash provided by (used in) investing activities	84	(197)	(496)	(570)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	7	8	57	54
Excess tax benefit on stock awards	7	1	13	1
Proceeds from long-term debt and other	3	—	16	—
Repayments of long-term debt and capital lease obligations	(313)	(265)	(320)	(267)

Net cash used in financing activities	(296)	(256)	(234)	(212)
Foreign-currency effect on cash and cash equivalents	9	(23)	(20)	23

Net decrease in cash and cash equivalents	(506)	(770)	(26)	(236)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$507	$533	$507	$533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$63	$84	$84	$106
Cash paid for income taxes	5	3	13	7

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$2,279	$1,902
Cost of sales	1,732	1,444

Gross profit	547	458
Operating expenses (1):
Fulfillment	193	166
Marketing	54	45
Technology and content	146	92
General and administrative	45	46
Other operating expense	3	1

Total operating expenses	441	350

Income from operations	106	108
Interest income	15	9
Interest expense	(21)	(26)
Other income (expense), net	(1)	3
Remeasurements and other	(3)	14

Total non-operating expense	(10)	—

Income before income taxes	96	108
Provision for income taxes	45	56

Income before change in accounting principle	51	52
Cumulative effect of change in accounting principle	—	26

Net income	$51	$78

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.12	$0.13
Cumulative effect of change in accounting principle	—	0.06

	$0.12	$0.19

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.12	$0.12
Cumulative effect of change in accounting principle	—	0.06

	$0.12	$0.18

Weighted average shares used in computation of earnings per share:
Basic	417	410

Diluted	426	424

__________ (1) Includes stock-based compensation as follows:
Fulfillment	$3	$4
Marketing	—	1
Technology and content	8	10
General and administrative	—	4

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$507	$1,013
Marketable securities	827	987

Cash, cash equivalents, and marketable securities	1,334	2,000
Inventories	538	566
Deferred tax assets, current portion	86	89
Accounts receivable, net and other current assets	228	274

Total current assets	2,186	2,929
Fixed assets, net	361	348
Deferred tax assets, long-term portion	205	223
Goodwill	193	159
Other assets	45	37

Total assets	$2,990	$3,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$920	$1,366
Accrued expenses and other current liabilities	487	563

Total current liabilities	1,407	1,929
Long-term debt and other	1,259	1,521
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — 417 and 416	4	4
Additional paid-in capital	2,287	2,263
Accumulated other comprehensive income	9	6
Accumulated deficit	(1,976)	(2,027)

Total stockholders’ equity	324	246

Total liabilities and stockholders’ equity	$2,990	$3,696

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2006 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating to www.joyo.com) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. Using the treasury stock method, the effect of stock awards on the weighted average shares used in the computation of earnings per share was 9 million and 14 million shares for Q1 2006 and Q1 2005.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive.

Business Combinations

We acquired one company during Q1 2006 for a purchase price of $47 million, including a $28 million cash payment in Q1 2006 and a $19 million amount due in 2007. Acquired intangibles totaled $14 million and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired was $33 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of the acquired business have been included in our consolidated results from the closing date forward. The effect of this acquisition on consolidated net sales and operating income during Q1 2006 was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $14 million and $15 million at March 31, 2006 and December 31, 2005, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q1 2006 and Q1 2005, we capitalized $26 million (including $1 million of stock-based compensation) and $18 million (including $2 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $18 million and $10 million.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $38 million and $23 million for Q1 2006 and Q1 2005.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, certain equity investments, and other intangibles. At March 31, 2006 and December 31, 2005, deferred issuance charges were $9 million and $13 million; equity investments were $7 million and $8 million; and other intangibles, net were $23 million and $11 million.

Accrued Expenses and Other Current Liabilities

Included in “Accrued expenses and other current liabilities” at March 31, 2006 and December 31, 2005 are liabilities of $119 million and $131 million for unredeemed gift certificates.

Unearned Revenue

Unearned revenue is recorded when payments are received or currently due in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $54 million and $48 million at March 31, 2006 and December 31, 2005. These amounts are included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. See Note 8 — “Income Taxes.” Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable. In accordance with SFAS 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $129 million and $108 million for Q1 2006 and Q1 2005. Outbound shipping-related costs are included in “Cost of sales” and totaled $197 million and $163 million for Q1 2006 and Q1 2005. The net cost to us of shipping activities was $68 million and $55 million for Q1 2006 and Q1 2005.

Stock-Based Compensation

In Q1 2005, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $26 million in Q1 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in our consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $7 million and $1 million for Q1 2006 and Q1 2005, with these amounts treated as financing cash flows instead of operating cash flows.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2006 and December 31, 2005 our cash, cash equivalents, and marketable securities of $1.3 billion and $2.0 billion, at fair value, primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds. At March 31, 2006 and December 31, 2005 amounts held in foreign currencies were $558 million and $905 million, primarily Euros, British Pounds, and Japanese Yen.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	March 31, 2006	December 31, 2005

	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	291	580
Other long-term debt and capital lease obligations	70	44

	1,261	1,524
Less current portion of other long-term debt and capital lease obligations	(2)	(3)

Total long-term debt and other	$1,259	$1,521

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At March 31, 2006, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.425%.
(2)	In Q1 2006, we redeemed an aggregate principal amount of €250 million ($300 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium was required. We recorded a charge in Q1 2006, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of $3 million in unamortized deferred issuance charges and $3 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. Accrued and unpaid interest of $1 million was also paid at redemption. The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($102.84 per share, based on the exchange rate as of March 31, 2006). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest. No premium payment is required for early redemption.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $39 million and $15 million for Q1 2006 and Q1 2005.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2006:

	Nine Months Ending December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$14	$20	$2	$902	$298	$17	$1,253
Debt interest (1)	21	62	62	41	20	—	206
Capital leases	2	2	2	2	1	3	12
Operating leases (2)(3)	105	126	86	73	56	172	618

Total commitments	$142	$210	$152	$1,018	$375	$192	$2,089

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2006, the Euro to U.S. Dollar exchange rate was 1.2115. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $54 million as of March 31, 2006.
(2)	Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $618 million remaining obligations under operating leases, $97 million relates specifically to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $91 million of additional obligations on our consolidated balance sheets.
(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $4 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	(4)	—	5	1

Balance at March 31, 2006	$55	$14	$23	$92

(1)	Pursuant to available standby letter-of-credit facilities totaling $138 million.
(2)	Pursuant to an available line of credit totaling $13 million.
(3)	At March 31, 2006, our market capitalization was $15.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

Beginning in March 2003, we were served with complaints filed in several different states, including Illinois, by a private litigant purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. The complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state False Claims Acts. It is possible that we have been or will be named in similar cases in other states as well. We do not believe that we are liable under existing laws and regulations for any failure to collect sales or other taxes relating to Internet sales and intend to vigorously defend ourselves in these matters.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

In April 2004, we learned that the French authorities are investigating our DVD sales practices in France, and we are cooperating.

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleged that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleged it has an exclusive right to sell on our website. We disputed the allegations in the complaint and brought counterclaims alleging breach of contract and seeking damages and declaratory relief. The trial of both parties’ claims concluded in November 2005. In March 2006, the Court entered a judgment in favor of Toysrus.com LLC, terminating the contract but declining to award damages to either party. We are appealing the decision to terminate, and we have asked the appellate court to stay the judgment while our appeal is considered.

In September 2004, BTG International Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including our Associates program, infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigation Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In February 2006, the parties entered into a settlement of the lawsuit that included, among other things, the grant of a non-exclusive license to Amazon.com for use and practice of the patents at issue.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 0.8 million and 0.5 million shares of common stock during Q1 2006 and Q1 2005 with a per share weighted average fair value of $40.61 and $39.48.

Common shares underlying outstanding stock awards were as follows:

	March 31, 2006	December 31, 2005
	(in millions)
Stock options (1)	11	12
Restricted stock units	10	10

Total outstanding stock awards	21	22

(1)	The weighted average per share exercise price was $14.84 and $14.28 at March 31, 2006 and December 31, 2005.

Common shares outstanding, plus shares underlying outstanding stock options and restricted stock units, was 438 million at March 31, 2006 and December 31, 2005. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the quarter ended March 31, 2006 (in millions):

Number of Units
Outstanding at December 31, 2005	10
Units granted	1
Units vested	—
Units cancelled	(1)

Outstanding at March 31, 2006	10

Scheduled vesting for outstanding restricted stock units at March 31, 2006 is as follows (in millions):

	Nine Months December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010 and Thereafter	Total
Scheduled vesting — restricted stock units	2	3	3	1	1	10

As of March 31, 2006, there was $143 million of unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and a weighted average recognition period of 1.2 years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6 — Comprehensive Income

Comprehensive income was $54 million and $70 million for Q1 2006 and Q1 2005. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(11)	$35
Loss on redemption of long-term debt	(6)	(4)
Foreign-currency effect on intercompany balances	15	(14)
Other	(1)	(3)

Total remeasurements and other	$(3)	$14

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The effective tax rates in Q1 2006 and Q1 2005 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006, from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. Since we have deferred tax assets related to our net operating losses (NOLs), these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006. Cash paid for income taxes was $5 million and $3 million in Q1 2006 and Q1 2005.

Note 9 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. Additionally, we do not allocate the line item “Other operating expense” to our segment operating results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through North America-focused websites such as www.amazon.com

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

and www.amazon.ca; from North America-focused Syndicated Stores, such as www.borders.com; from our mail-order tool catalog phone orders; from our Amazon Prime membership program; and from non-retail activities such as North America-focused Amazon Enterprise Solutions, marketing, and promotional agreements. This segment includes export sales from www.amazon.com and www.amazon.ca.

International

The International segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through internationally focused websites such as www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, and www.joyo.com; from internationally focused Syndicated Stores; from our DVD rental service and from non-retail activities such as internationally focused marketing and promotional agreements. This segment includes export sales from these internationally based sites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
North America
Net sales	$1,247	$1,027
Cost of sales	906	748

Gross profit	341	279
Direct segment operating expenses	279	213

Segment operating income	$62	$66
International
Net sales	$1,032	$875
Cost of sales	826	696

Gross profit	206	179
Direct segment operating expenses	148	117

Segment operating income	$58	$62
Consolidated
Net sales	$2,279	$1,902
Cost of sales	1,732	1,444

Gross profit	547	458
Direct segment operating expenses	427	330

Segment operating income	120	128
Stock-based compensation	(11)	(19)
Other operating expense	(3)	(1)

Income from operations	106	108
Total non-operating expense, net	(10)	—
Provision for income taxes	(45)	(56)
Cumulative effect of change in accounting principle	—	26

Net income	$51	$78

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee interests with shareholders’. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our consolidated statements of operations based on the fair value of the awards at the grant date recorded over the underlying service periods,

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows.

net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 438 million at March 31, 2006 and December 31, 2005. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

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

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 14 and 15 for Q1 2006 and Q1 2005. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 48 and 44 for Q1 2006 and Q1 2005. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarters.
[4]	Accounts payable days is the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

In addition, the remeasurement of our 6.875% PEACS and intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2005 Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for online DVD rentals, Amazon Prime, and other membership programs, are deferred and classified as unearned revenue in “Accrued expenses and other current liabilities” on our consolidated balance sheets and recognized as revenue over the subscription term.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During Q1 2006 and Q1 2005, we capitalized $26 million (including $1 million of stock-based compensation) and $18 million (including $2 million of stock-based compensation) of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $18 million and $10 million.

Valuation of Deferred Tax Assets

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

Stock-Based Compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Liquidity and Capital Resources

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow was $501 million for the trailing twelve months ended March 31, 2006, which includes the effect of a $40 million patent litigation settlement in Q3 2005, compared to $417 million for the trailing twelve months ended March 31, 2005, an increase of 20%. Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.3 billion and $2.0 billion at March 31, 2006 and December 31, 2005. Amounts held in foreign currencies were $558 million and $905 million at March 31, 2006 and December 31, 2005, and were primarily Euros, British Pounds, and Japanese Yen.

Prior to the adoption of SFAS 123(R) in Q1 2005, cash retained as a result of tax deductions relating to stock-based compensation was presented in our consolidated statements of cash flows as operating cash flows, along with other tax cash flows. SFAS 123(R) supersedes prior guidance and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $7 million and $1 million for Q1 2006 and Q1 2005, with such amounts treated as financing cash flows instead of operating cash flows. We expect amounts for 2006 to increase substantially from comparable amounts in 2005. Accordingly, amounts presented for operating cash flows and free cash flow for 2006 will be negatively effected in comparison to prior results; however, the underlying economic substance is not effected by this change in reporting classification.

Cash used in operating activities was $303 million and $294 million for Q1 2006 and Q1 2005. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected in cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels as well as increases or decreases in vendor-related receivables for co-operative marketing, volume rebates, and other incentives. During Q1 2006, cash paid to inventory suppliers, totaled $1.8 billion, compared to $1.5 billion in Q1 2005. Cash paid to inventory suppliers is also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers.

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Net cash provided by investing activities was $84 million during Q1 2006, and net cash used in investing activities was $197 million during Q1 2005, with the change primarily driven by net proceeds from marketable security activity during Q1 2006. Capital expenditures were $46 million and $26 million during Q1 2006 and Q1 2005, with the increases reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $25 million and $16 million for internal-use software and website development during Q1 2006 and Q1 2005. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies in Q1 2006 and Q1 2005 resulting in cash payments, net of acquired cash, of $28 million and $15 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash used in financing activities was $296 million and $256 million during Q1 2006 and Q1 2005. In Q1 2006, we repaid €250 million of our 6.875% PEACS for $300 million. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, and tax benefits relating to excess stock-based compensation deductions, which were $14 million and $9 million for Q1 2006 and Q1 2005. Although quarterly activity is subject to variability, we expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. As a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement. Additionally, since our interest payable on our 6.875% PEACS is due in Euros, the balance of interest payable is subject to gains or losses on currency movements until the date of the interest payment. Gains or losses on the remeasurement of our Euro-denominated interest payable are classified as “Other income (expense), net” on our consolidated statements of operations.

The following summarizes our principal contractual commitments as of March 31, 2006:

	Nine Months Ending December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010	Thereafter	Total
Operating and capital commitments:
Debt principal and other (1)	$14	$20	$2	$902	$298	$17	$1,253
Debt interest (1)	21	62	62	41	20	—	206
Capital leases	2	2	2	2	1	3	12
Operating leases (2)(3)	105	126	86	73	56	172	618
Purchase obligations (4)	273	12	9	9	8	8	319

Total commitments	$415	$222	$161	$1,027	$383	$200	$2,408

(1)	At March 31, 2006, the Euro to U.S. Dollar exchange rate was 1.2115. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $54 million as of March 31, 2006.
(2)

Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $618 million remaining obligations under operating leases, $97 million relates specifically to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $91 million of additional obligations on our consolidated balance sheets.

(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $4 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Line of Credit (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	(4)	—	5	1

Balance at March 31, 2006	$55	$14	$23	$92

(1)	Pursuant to available standby letter-of-credit facilities totaling $138 million.
(2)	Pursuant to an available line of credit totaling $13 million.
(3)	At March 31, 2006, our market capitalization was $15.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors”. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net Sales:
North America	$1,247	$1,027
International	1,032	875

Consolidated	$2,279	$1,902

Year-over-year Percentage Growth:
North America	21%	21%
International	18	28
Consolidated	20	24

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	21%	21%
International	29	24
Consolidated	25	22

Net Sales Mix:
North America	55%	54%
International	45	46

Consolidated	100%	100%

Revenue increased 20% in Q1 2006 compared to Q1 2005. Excluding the effect of currency exchange rates, revenue growth was 25% in Q1 2006 compared to Q1 2005, with the year over year increase in growth rate driven by an acceleration of revenue growth in our International segment. Changes in currency exchange rates negatively affected Q1 2006 net sales by $94 million, and positively affected Q1 2005 net sales by $30 million. For a discussion of the effect on revenue growth by changes in exchange rates, see “Effect of Exchange Rates” below.

North America revenue growth rate for Q1 2006 was 21%. This revenue growth primarily reflects increases in unit sales driven by continued improvements in customer experience, including reducing prices for our customers, free shipping offers, and increased selection in our product categories. Changes in currency exchange rates positively affected Q1 2006 North America net sales by $2 million.

International revenue growth rate for Q1 2006 was 18%. This decrease in revenue growth is due to changes in currency exchange rates, which negatively affected revenue growth by $96 million for Q1 2006. Excluding the effect of exchange rates, revenue growth was 29%, which is primarily driven by continued improvements in customer experience, including reducing prices for our customers, free shipping offers, and increased selection in our product categories.

We expect that, over time, our International segment will represent 50% or more of our consolidated total.

Gross profit information is as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Gross Profit:
North America	$341	$279
International	206	179

Consolidated	$547	$458

Gross Profit Growth Rate:
North America	22%	23%
International	15	33
Consolidated	19	27

Gross Margin:
North America	27.3%	27.2%
International	20.0	20.5
Consolidated	24.0	24.1

The increase in gross profit in absolute terms during Q1 2006 compared to Q1 2005 corresponds with increases in sales, including increases in sales by third-party sellers as well as increases in amounts earned from Amazon Enterprise Solutions, offset by lower prices for customers and our free shipping offers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and membership offers. Such free shipping and membership offers reduce shipping revenue and reduce our gross margins on retail sales. Amazon Prime, introduced in Q1 2005, is a premium membership program in which members receive free two-day shipping and discounted overnight shipping. We have offered free membership trials for Amazon Prime, and we expect to continue to offer these trials in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites continue to increase year over year, representing 29% and 27% of unit sales in Q1 2006 and Q1 2005. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. If product sales by third-party sellers continue to increase, the higher gross margin attributes of these sales will offset decreases in our gross margins due to lowering prices for customers over time by offering price reductions, free shipping offers, and promotions. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q1 2006 improved slightly over the comparable period in 2005 resulting from several factors including increases in sales by third-party sellers, offset partially by our efforts to continue reducing prices for customers and changes in the mix of product sales.

International segment gross margins in Q1 2006 declined by 53 basis points from the comparable period in 2005 resulting from several factors including changes in mix of product sales and our efforts to continue reducing prices for customers, including from our year-round free shipping offers, offset partially by increased sales by third-party sellers and increases in amounts earned from other service agreements.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2006	2005
Shipping Activity:
Shipping revenue (1)(2)	$129	$108
Outbound shipping costs	(197)	(163)

Net shipping cost	$(68)	$(55)

Year-over-year Percentage Growth:
Shipping revenue	20%	15%
Outbound shipping costs	21	19
Net shipping cost	22	29

Percent of Net Sales:
Shipping revenue	5.7%	5.7%
Outbound shipping costs	(8.7)	(8.6)

Net shipping cost	(3.0)%	(2.9)%

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net Sales:
North America
Media	$815	$699
Electronics and other general merchandise	374	282
Other (1)	58	46

Total North America	$1,247	$1,027

International
Media	$763	$675
Electronics and other general merchandise	265	199
Other (1)	4	1

Total International	$1,032	$875

Consolidated
Media	$1,578	$1,374
Electronics and other general merchandise	639	481
Other (1)	62	47

Total consolidated	$2,279	$1,902

Year-over-year Percentage Growth:
North America
Media	17%	17%
Electronics and other general merchandise	33	25
Other	24	96
Total North America	21	21
International
Media	13%	17%
Electronics and other general merchandise	33	86
Other	432	74
Total International	18	28
Consolidated
Media	15%	17%
Electronics and other general merchandise	33	45
Other	31	95
Total consolidated	20	24
Consolidated Net Sales Mix:
Media	69%	72%
Electronics and other general merchandise	28	25
Other	3	3

Total consolidated	100%	100%

Year-over-year Percentage Growth, excluding effect of exchange rates:
International
Media	24%	13%
Electronics and other general merchandise	45	80
Other	477	68
Total International	29	24
Consolidated
Media	20%	15%
Electronics and other general merchandise	38	43
Other	32	95
Total consolidated	25	22

(1)	Includes non-retail activities, such as our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional activities

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$193	$(3)	$190	$166	$(4)	$162
Marketing	54	—	54	45	(1)	44
Technology and content	146	(8)	138	92	(10)	82
General and administrative	45	—	45	46	(4)	42
Other operating expense	3	—	3	1	—	1

Total operating expenses	$441	$(11)	$430	$350	$(19)	$331

Year-over-year Percentage Growth:
Fulfillment	16%		17%	29%		28%
Marketing	21		26	30		28
Technology and content	59		69	57		49
General and administrative	(3)		7	57		53

Percent of Net Sales:
Fulfillment	8.5%		8.3%	8.8%		8.6%
Marketing	2.4		2.4	2.3		2.3
Technology and content	6.4		6.1	4.8		4.3
General and administrative	2.0		2.0	2.4		2.2

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation” and see “Results of Operations — Non-GAAP Financial Measures.”

Fulfillment

The increase in fulfillment costs in absolute dollars during Q1 2006 in comparison with Q1 2005 relates to costs from expanding fulfillment capacity, and variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions. First quarter 2005 included a charge of $5 million relating to certain North America fulfillment assets removed from service. Fulfillment includes stock-based compensation of $3 million and $4 million for Q1 2006 and Q1 2005.

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

We expanded our fulfillment capacity in Q1 2006 and throughout 2005 through gains in efficiencies as well as increases in leased warehouse space. We plan to continue expanding our world-wide fulfillment capacity in order to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment. We expect absolute amounts spent in fulfillment and fulfillment-related cost of sales to increase over time.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates and Syndicated Stores programs, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense or its effect.

Marketing costs increased in absolute terms in Q1 2006 compared to Q1 2005, primarily corresponding with revenue growth as we utilized variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives. Marketing includes stock-based compensation of $1 million for Q1 2005. Stock-based compensation included in marketing was insignificant for Q1 2006.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

We significantly increased our spending in technology and content in Q1 2006 compared to Q1 2005, which corresponds with our focus on several technology initiatives. In 2005, we added a significant number of computer scientists and software engineers to our staff so that we can continue to enhance the customer experience on our websites and those websites powered by us, improve our process efficiency, and invest in several areas of technology including seller platforms, search, web services, and digital initiatives. We expect the year-over-year percentage growth in technology and content, excluding stock-based compensation, to decrease substantially in the back half of 2006. Technology and content includes stock-based compensation of $8 million and $10 million for Q1 2006 and Q1 2005.

For Q1 2006 and Q1 2005, we capitalized $26 million (including $1 million of stock-based compensation) and $18 million (including $2 million of stock-based compensation) of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $18 million and $10 million.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The decrease in general and administrative costs in Q1 2006 compared to Q1 2005 is primarily due to the effect of an $8 million charge related to litigation matters in Q1 2005, offset partially by increases in payroll and related expenses. General and administrative includes stock-based compensation of $4 million for Q1 2005. Stock-based compensation included in general and administrative was insignificant for Q1 2006. We expect absolute amounts spent in general and administrative to increase over time.

Stock-Based Compensation

Stock-based compensation was $11 million and $19 million during Q1 2006 and Q1 2005. The decrease in stock-based compensation is primarily attributable to a cumulative forfeiture adjustment benefit in Q1 2006, partially offset by general growth in restricted stock unit grants corresponding with an increase in employees.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. In Q1 2006 we recorded a $13 million benefit, $8 million net of tax, or $0.02 per diluted share, representing the cumulative effect of increasing our estimated rate of stock award forfeitures. As a result, the net amount of stock-based compensation classified as “General and administrative” and “Marketing” on our consolidated statements of operations was insignificant for Q1 2006.

In addition, the adoption of SFAS 123(R) in Q1 2005 resulted in a cumulative benefit from accounting change of $26 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($291 million based on the exchange rate at March 31, 2006) of our 6.875% PEACS at March 31, 2006. Interest expense was $21 million and $26 million in Q1 2006 and Q1 2005, with declines primarily relating to principal repayments of our long-term debt.

At March 31, 2006, our total long-term debt was $1.3 billion compared to $1.5 billion at December 31, 2005. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(11)	$35
Loss on redemption of long-term debt	(6)	(4)
Foreign-currency effect on intercompany balances	15	(14)
Other	(1)	(3)

Total remeasurements and other	$(3)	$14

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The effective tax rates in Q1 2006 and Q1 2005 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006, from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. There is a potential for significant volatility of our 2006 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which is relates. Since we have deferred tax assets related to our NOLs, these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006, which we expect to be approximately $25 million. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis. Cash paid for income taxes was $5 million and $3 million in Q1 2006 and Q1 2005.

Net Income

Net income was $51 million and $78 million for Q1 2006 and Q1 2005. Included in net income for Q1 2005 is a benefit of $26 million representing the cumulative effect of adopting SFAS 123(R).

We believe that year-over-year changes in net income are not necessarily predictive of our future net income results for a variety of reasons. For example, the net effect of remeasurement of our 6.875% PEACS and intercompany balances can result in significant gains or losses associated with the effect of movements in currency exchange rates. Accordingly, we encourage readers of our financial statements to evaluate the effect on our operating trends of these items since changes in currency exchange rates may create significant variability in our future operating results.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Three Months Ended March 31,
	2006			2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$2,373	$(94)	$2,279	$1,872	$30	$1,902
Gross profit	566	(19)	547	452	6	458
Operating expenses	452	(11)	441	346	4	350
Income from operations	114	(8)	106	105	3	108
Net interest expense and other	(8)	1	(7)	(18)	4	(14)
Remeasurements and other (3)	(7)	4	(3)	(5)	19	14
Net income	53	(2)	51	65	13	78
Diluted earnings per share	$0.12	$0.00	$0.12	$0.15	$0.03	$0.18

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 7 — Remeasurements and Other.”

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of “Free cash flow” meets the definition of a non-GAAP financial measure. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended March 31, 2006 and 2005 (in millions):

	Twelve Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$724	$523
Purchases of fixed assets, including internal-use software and website development	(223)	(106)

Free cash flow	$501	$417

Net cash used in investing activities	$(496)	$(570)

Net cash used in financing activities	$(234)	$(212)

In addition, we provide operating expenses with and without stock-based compensation. We provide this information to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expense is consistent with our segment presentation in our footnotes to the consolidated financial statements. Stock-based compensation programs are an important element of the company’s compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations. The employer portion of payroll tax expense is included in both presentations.

Guidance

The Company provided guidance on April 25, 2006 in its earnings release furnished on Form 8-K as follows:

Second Quarter 2006 Guidance

•	Net sales are expected to be between $2.03 billion and $2.18 billion, or grow between 16% and 24%, compared with second quarter 2005.

•	Operating income is expected to be between $32 million and $67 million, or between (69%) decline and (36%) decline, compared with second quarter 2005. This guidance includes $38 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded, and that there are no further revisions to stock-based compensation estimates.

Full Year 2006 Expectations

•	Net sales are expected to be between $9.95 billion and $10.50 billion, or grow between 17% and 24%, compared with 2005.

•	Operating income is expected to be between $390 million and $520 million, or between (10%) decline and 20% growth, compared with 2005. This guidance includes $125 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no changes to stock-based compensation estimates.

We are appealing a recent court decision that terminates our Toysrus.com contract and are seeking a stay of the termination pending a decision on our appeal. While we believe we will prevail and that Toysrus.com’s claims lack merit, the timing and possible outcomes of this litigation are uncertain and possible effects of termination are not reflected in the guidance above. If we do not prevail, operating profit could be negatively impacted by as much as $50 million for the year, including by as much as $25 million for the second quarter.

These projections are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors”.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

At March 31, 2006, we had long-term debt of $1.3 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $861 million and $868 million at March 31, 2006 and December 31, 2005. The fair value of the 6.875% PEACS (outstanding principal of €240 million and €490 million) was $295 million and $586 million at March 31, 2006 and December 31, 2005.

Foreign Exchange Risk

During Q1 2006, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 45% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2006 was reduced by $96 million and our consolidated operating income was reduced by $8 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2006 of $558 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $28 million, $56 million, or $112 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at March 31, 2006 of €240 million ($291 million, based on the exchange rate as of March 31, 2006). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $54 million as of March 31, 2006. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $29 million, or $58 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2006, our recorded basis in equity securities (including both publicly-traded and private companies) was $13 million, including $6 million classified as “Marketable securities,” and $7 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2006 of $47 million (recorded basis of $7 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $7 million, $14 million, or $23 million.

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities and Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be included in our periodic SEC reports is made known to them in a timely manner. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

As our commercial agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. In the past, we amended several of our commercial agreements to reduce future cash proceeds to be received by us, shorten the term of the agreements, or both. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, several past commercial agreements were with companies that experienced business failures and were unable to meet their obligations to us. We may in the future enter into further amendments of our commercial agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results. As an example, we are currently in litigation with Toysrus.com over our commercial agreement. The trial court judge has ordered the early termination of the commercial agreement, and we are appealing the decision. In the event the judge’s order stands and we are unable to stay and/or reverse the judge’s decision, we would attempt to replace the product selection currently provided by Toysrus.com with owned inventory and offerings from other parties, but our operating results could be negatively impacted.

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

In addition, our 6.875% PEACS are denominated in Euros, not U.S. Dollars. We remeasure the principal of the 6.875% PEACS quarterly based on fluctuations in the Euro/U.S. Dollar exchange ratio and record gains or losses in “Remeasurements and other” on our consolidated statements of operations. As a result, increases in the Euro relative to the U.S. Dollar increase the U.S. dollar amount we owe as interest and principal. Furthermore, we hold cash equivalents and/or marketable securities primarily in Euros, British Pounds, and Japanese Yen. Accordingly, if the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of March 31, 2006, our recorded basis in equity securities was $13 million, including $6 million classified as “Marketable securities” and $7 million classified as “Other assets.”

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

We Have Significant Indebtedness

As of March 31, 2006, we had long-term indebtedness of $1.3 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010.

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
Mark S. Peek
Senior Vice President and
Chief Accounting Officer

Dated: April 25, 2006

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