Form 10-Q
period 2006-06-30
AMAZON COM INC
filed 2006-07-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

418,942,507 shares of common stock, par value $0.01 per share, outstanding as of July 20, 2006

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2006	2005	2006	2005	2006	2005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$507	$533	$1,013	$1,303	$629	$701
OPERATING ACTIVITIES:
Net income	22	52	73	130	302	531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	43	26	83	55	149	95
Stock-based compensation	30	26	41	45	84	74
Other operating expense	3	2	6	3	10	2
Losses (gains) on sales of marketable securities, net	(1)	—	1	—	—	—
Remeasurements and other	(12)	(18)	(9)	(32)	(19)	5
Non-cash interest expense and other	1	1	2	3	5	5
Deferred income taxes	(2)	44	8	94	(15)	(154)
Cumulative effect of change in accounting principle	—	—	—	(26)	—	(26)
Changes in operating assets and liabilities:
Inventories	30	13	63	85	(128)	(93)
Accounts receivable, net and other current assets	16	9	66	19	(37)	8
Accounts payable	4	54	(438)	(370)	207	150
Accrued expenses and other current liabilities	1	28	(71)	(66)	54	15
Additions to unearned revenue	38	38	92	66	181	125
Amortization of previously unearned revenue	(43)	(31)	(90)	(56)	(183)	(113)

Net cash provided by (used in) operating activities	130	244	(173)	(50)	610	624
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(58)	(46)	(104)	(73)	(235)	(138)
Acquisitions, net of cash acquired	—	(5)	(28)	(20)	(32)	(91)
Sales and maturities of marketable securities and other investments	249	142	537	490	883	1,305
Purchases of marketable securities	(232)	(235)	(362)	(738)	(1,009)	(1,568)

Net cash provided by (used in) investing activities	(41)	(144)	43	(341)	(393)	(492)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	7	8	13	17	55	42
Excess tax benefit on stock awards	21	1	29	2	34	2
Proceeds from long-term debt and other	66	—	69	—	82	—
Repayments of long-term debt and capital lease obligations	(21)	—	(334)	(266)	(341)	(267)

Net cash provided by (used in) financing activities	73	9	(223)	(247)	(170)	(223)
Foreign-currency effect on cash and cash equivalents	14	(13)	23	(36)	7	19

Net increase (decrease) in cash and cash equivalents	176	96	(330)	(674)	54	(72)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$683	$629	$683	$629	$683	$629

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$63	$84	$84	$105
Cash paid for income taxes	3	1	8	5	15	8

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$2,139	$1,753	$4,418	$3,655
Cost of sales	1,630	1,303	3,361	2,746

Gross profit	509	450	1,057	909
Operating expenses (1):
Fulfillment	189	158	383	324
Marketing	53	42	107	87
Technology and content	167	106	314	198
General and administrative	50	38	95	85
Other operating expense	3	2	6	3

Total operating expenses	462	346	905	697

Income from operations	47	104	152	212
Interest income	13	9	27	18
Interest expense	(19)	(22)	(38)	(48)
Other income (expense), net	1	(1)	—	2
Remeasurements and other	12	18	9	32

Total non-operating income (expense)	7	4	(2)	4

Income before income taxes	54	108	150	216
Provision for income taxes	32	56	77	112

Income before change in accounting principle	22	52	73	104
Cumulative effect of change in accounting principle	—	—	—	26

Net income	$22	$52	$73	$130

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.05	$0.13	$0.18	$0.25
Cumulative effect of change in accounting principle	—	—	—	0.07

	$0.05	$0.13	$0.18	$0.32

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.05	$0.12	$0.17	$0.24
Cumulative effect of change in accounting principle	—	—	—	0.07

	$0.05	$0.12	$0.17	$0.31

Weighted average shares used in computation of earnings per share:
Basic	418	411	417	410

Diluted	426	425	426	425

(1) Includes stock-based compensation as follows:
Fulfillment	$7	$5	$10	$8
Marketing	1	2	2	3
Technology and content	16	13	23	23
General and administrative	6	6	6	11

See accompanying notes to consolidated financial statements.

AMAZON. COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$683	$1,013
Marketable securities	736	987
Inventories	521	566
Deferred tax assets, current portion	66	89
Accounts receivable, net and other current assets	225	274

Total current assets	2,231	2,929
Fixed assets, net	405	348
Deferred tax assets, long-term portion	208	223
Goodwill	193	159
Other assets	128	37

Total assets	$3,165	$3,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$1,366
Accrued expenses and other current liabilities	515	563

Total current liabilities	1,458	1,929
Long-term debt and other	1,324	1,521
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — 419 and 416	4	4
Additional paid-in capital	2,334	2,263
Accumulated other comprehensive (loss) income	(2)	6
Accumulated deficit	(1,953)	(2,027)

Total stockholders’ equity	383	246

Total liabilities and stockholders’ equity	$3,165	$3,696

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

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. Using the treasury stock method, the effect of stock awards on the weighted average shares used in the computation of earnings per share was 8 million and 14 million shares for Q2 2006 and Q2 2005, and 9 million and 14 million shares for the six months ended June 30, 2006 and 2005.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive.

Business Combinations

We acquired one company during Q1 2006 for a purchase price of $47 million, including a $28 million cash payment in Q1 2006 and $19 million due in 2007. Acquired intangibles totaled $14 million and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired was $33 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of the acquired business have been included in our consolidated results from the closing date forward. The effect of this acquisition on consolidated net sales and operating income during the six months ended June 30, 2006 was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q2 2006 and Q2 2005, we capitalized $32 million (including $5 million of stock-based compensation) and $22 million (including $3 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2006 and 2005, we capitalized $58 million (including $7 million of stock-based compensation) and $40 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $20 million and $12 million for Q2 2006 and Q2 2005, and $38 million and $21 million for the six months ended June 30, 2006 and 2005.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $41 million and $26 million for Q2 2006 and Q2 2005, and $79 million and $49 million for the six months ended June 30, 2006 and 2005.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, certain equity investments, other intangibles, and restricted long-term marketable securities. At June 30, 2006 and December 31, 2005, deferred issuance charges were $9 million and $13 million; equity investments were $8 million and $8 million; and other intangibles, net were $21 million and $11 million. At June 30, 2006, marketable securities restricted for longer than one year were $85 million, primarily attributable to collateralization of debt related to our international operations; at December 31, 2005, these amounts were insignificant.

Accrued Expenses and Other Current Liabilities

Included in “Accrued expenses and other current liabilities” at June 30, 2006 and December 31, 2005 are liabilities of $126 million and $131 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received or currently due in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $53 million and $48 million at June 30, 2006 and December 31, 2005. These amounts are included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $128 million and $103 million for Q2 2006 and Q2 2005, and $257 million and $211 million for the six months ended June 30, 2006 and 2005. Outbound shipping-related costs are included in “Cost of sales” and totaled $188 million and $148 million for Q2 2006 and Q2 2005, and $385 million and $311 million for the six months ended June 30, 2006 and 2005. The net cost to us of shipping activities was $60 million and $45 million for Q2 2006 and Q2 2005, and $128 million and $100 million for the six months ended June 30, 2006 and 2005.

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

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions in excess of amounts reported for financial reporting purposes relating to stock-based compensation was presented in our consolidated

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $21 million and $1 million for Q2 2006 and Q2 2005, and $29 million and $2 million for the six months ended June 30, 2006 and 2005.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2006 and December 31, 2005 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	June 30, 2006	December 31, 2005
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	307	580
Other long-term debt and capital lease obligations	160	44

	1,367	1,524
Less current portion of other long-term debt and capital lease obligations	(43)	(3)

Total long-term debt and other	$1,324	$1,521

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At June 30, 2006, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.425%.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(2)	In Q1 2006, we redeemed an aggregate principal amount of €250 million ($300 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium is required. We recorded a charge in Q1 2006, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of $3 million in unamortized deferred issuance charges and $3 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. Accrued and unpaid interest of $1 million was also paid at redemption. The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($108.59 per share, based on the exchange rate as of June 30, 2006). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $39 million and $17 million for Q2 2006 and Q2 2005, and $77 million and $32 million for the six months ended June 30, 2006 and 2005.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2006:

	Six Months Ending December 31, 2006	Year Ended December 31,				Thereafter	Total
		2007	2008	2009	2010
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$22	$51	$4	$904	$346	$24	$1,351
Debt interest (1)	21	64	64	43	21	—	213
Operating leases (2) (3)	75	131	100	80	59	193	638

Total commitments	$118	$246	$168	$1,027	$426	$217	$2,202

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2006, the Euro to U.S. Dollar exchange rate was 1.2793. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $70 million as of June 30, 2006.
(2)	Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $638 million remaining obligations under operating leases, $80 million relates to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $72 million of additional obligations on our consolidated balance sheets.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $5 million.

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2006 includes $64 million included in “Marketable securities” and $85 million included in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	—	55	3	58

Balance at June 30, 2006	$59	$69	$21	$149

(1)	Pursuant to available standby letter-of-credit facilities totaling $138 million.
(2)	Represents collateral for certain debt related to our international operations.
(3)	At June 30, 2006, our market capitalization was $16.2 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleged that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleged it has an exclusive right to sell on our website. We disputed the allegations in the complaint and brought counterclaims alleging breach of contract and seeking damages and declaratory relief. The trial of both parties’ claims concluded in November 2005. In March 2006, the Court entered a judgment in favor of Toysrus.com LLC, terminating the contract but declining to award damages to either party. Although our motion to stay the decision to terminate was denied by the New Jersey state appellate courts in Q2 2006, we are appealing the lower court’s rulings terminating the contract, declining to award us damages, and denying our motion to compel Toysrus.com to pay certain fees incurred during the wind-down period.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 6 million and 4 million shares of common stock during Q2 2006 and Q2 2005 with a per share weighted average fair value of $36.81 and $34.00. For the six months ended June 30, 2006 and 2005, we granted stock awards representing 6 million and 4 million shares of common stock with a per share weighted average fair value of $37.10 and $34.42. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Stock options (1)	10	12
Restricted stock units	14	10

Total outstanding stock awards	24	22

(1)	The weighted average per share exercise price was $15.24 and $14.28 at June 30, 2006 and December 31, 2005.

Common shares outstanding, plus shares underlying outstanding stock options and restricted stock units, was 443 million and 438 million at June 30, 2006 and December 31, 2005. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2006 (in millions):

Number of Units
Outstanding at December 31, 2005	10
Units granted	6
Units vested	—
Units cancelled	(2)

Outstanding at June 30, 2006	14

Scheduled vesting for outstanding restricted stock units at June 30, 2006 is as follows (in millions):

	Six Months Ending December 31,	Year Ended December 31,
	2006	2007	2008	2009	2010 and Thereafter	Total
Scheduled vesting—restricted stock units	1	4	5	2	2	14

As of June 30, 2006, there was $227 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and a weighted average recognition period of 1.4 years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 6 — Comprehensive Income

Comprehensive income was $11 million and $56 million for Q2 2006 and Q2 2005, and $65 million and $126 million for the six months ended June 30, 2006 and 2005. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(16)	$42	$(27)	$77
Loss on redemption of long-term debt	—	—	(6)	(4)
Foreign-currency effect on intercompany balances	26	(25)	41	(39)
Other	2	1	1	(2)

Total remeasurements and other	$12	$18	$9	$32

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The effective tax rates in Q2 2006 and for the six months ended June 30, 2006 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. Since we have deferred tax assets related to our net operating losses (NOLs), these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006. Cash paid for income taxes was $3 million and $1 million in Q2 2006 and Q2 2005, and $8 million and $5 million for the six months ended June 30, 2006 and 2005.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
North America
Net sales	$1,157	$960	$2,404	$1,987
Cost of sales	848	682	1,753	1,430

Gross profit	309	278	651	557
Direct segment operating expenses	284	206	565	420

Segment operating income	$25	$72	$86	$137

International
Net sales	$982	$793	$2,014	$1,668
Cost of sales	782	621	1,608	1,316

Gross profit	200	172	406	352
Direct segment operating expenses	145	112	293	229

Segment operating income	$55	$60	$113	$123

Consolidated
Net sales	$2,139	$1,753	$4,418	$3,655
Cost of sales	1,630	1,303	3,361	2,746

Gross profit	509	450	1,057	909
Direct segment operating expenses	429	318	858	649

Segment operating income	80	132	199	260
Stock-based compensation	(30)	(26)	(41)	(45)
Other operating expense	(3)	(2)	(6)	(3)

Income from operations	47	104	152	212
Total non-operating income (expense), net	7	4	(2)	4
Provision for income taxes	(32)	(56)	(77)	(112)
Cumulative effect of change in accounting principle	—	—	—	26

Net income	$22	$52	$73	$130

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

net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 443 million and 438 million at June 30, 2006 and December 31, 2005. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

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

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 14 and 15 for Q2 2006 and Q2 2005. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 53 and 51 for Q2 2006 and Q2 2005. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in editorial content, merchandising selection, and systems support. We will continue to invest in several areas of technology, including seller platforms, web services, and digital initiatives, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

Liquidity and Capital Resources

Cash provided by operating activities was $130 million and $244 million for Q2 2006 and Q2 2005. Cash used in operating activities was $173 million and $50 million for the six months ended June 30, 2006 and 2005. Net cash used in investing activities was $41 million and $144 million for Q2 2006 and Q2 2005. Net cash provided by investing activities was $43 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $341 million for the six months ended June 30, 2005. Cash provided by financing activities was $73 million and $9 million during Q2 2006 and Q2 2005. Cash used in financing activities was $223 million and $247 million for the six months ended June 30, 2006 and 2005.

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $375 million for the trailing twelve months ended June 30, 2006, compared to $486 million for the trailing twelve months ended June 30, 2005, a decrease of 23%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures.” Free cash flow was reduced by increased expenditures in technology and content, a $40 million patent litigation settlement in Q3 2005, $34 million from excess tax benefits for stock-based compensation now classified as financing cash flows, and investments in additional fulfillment capacity. For information about the possible impact of the Toysrus.com dispute on our operating and free cash flows, see “Results of Operations.” Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of expense payments, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.4 billion and $2.0 billion at June 30, 2006 and December 31, 2005. Amounts held in foreign currencies were $738 million and $905 million at June 30, 2006 and December 31, 2005, and were primarily Euros, British Pounds, and Japanese Yen.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $21 million and $1 million for Q2 2006 and Q2 2005, and $29 million and $2 million for the six months ended June 30, 2006 and 2005, with such amounts treated as financing cash flows. We expect amounts for 2006 to increase substantially from comparable amounts in 2005. Accordingly, amounts presented for operating cash flows and free cash flow for 2006 will be negatively effected in comparison to prior results; however, the underlying economic substance is not affected by this change in reporting classification.

Cash provided by operating activities was $130 million and $244 million for Q2 2006 and Q2 2005, and cash used in operating activities was $173 and $50 million for the six months ended June 30, 2006 and 2005. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels as well as increases or decreases in vendor-related receivables for co-operative marketing, volume rebates, and other

[1]	Free cash flow is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities.

incentives. Cash paid to inventory suppliers, totaled $1.4 billion and $1.1 billion in Q2 2006 and Q2 2005, and $3.2 billion and $2.6 billion for the six months ended June 30, 2006 and 2005. Cash paid to inventory suppliers is also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Net cash used in investing activities was $41 million and $144 million for Q2 2006 and Q2 2005. Net cash provided by investing activities was $43 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $341 million for the six months ended June 30, 2005. Capital expenditures were $58 million and $46 million during Q2 2006 and Q2 2005, and $104 million and $73 million during the six months ended June 30, 2006 and 2005, with the increases reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $27 million and $19 million for internal-use software and website development during Q2 2006 and Q2 2005, and $51 million and $35 million during the six months ended June 30, 2006 and 2005. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies during the six months ended June 30, 2006 and 2005, resulting in cash payments, net of acquired cash, of $28 million and $20 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash provided by financing activities was $73 million and $9 million during Q2 2006 and Q2 2005. Cash used in financing activities was $223 million and $247 million for the six months ended June 30, 2006 and 2005. In Q1 2006, we repaid €250 million of our 6.875% PEACS for $300 million. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, and tax benefits relating to excess stock-based compensation deductions, which were $28 million and $9 million for Q2 2006 and Q2 2005, and $42 million and $19 million for the six months ended June 30, 2006 and 2005. Although quarterly activity is subject to variability, we expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

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

The following summarizes our principal contractual commitments as of June 30, 2006:

	Six Months Ending December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010	Thereafter	Total
Operating and capital commitments:
Debt principal and other (1)	$22	$51	$4	$904	$346	$24	$1,351
Debt interest (1)	21	64	64	43	21	—	213
Operating leases (2)(3)	75	131	100	80	59	193	638
Purchase obligations (4)	294	12	9	9	9	9	342

Total commitments	$412	$258	$177	$1,036	$435	$226	$2,544

(1)	At June 30, 2006, the Euro to U.S. Dollar exchange rate was 1.2793. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $70 million as of June 30, 2006.
(2)	Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $638 million remaining obligations under operating leases, $80 million relates to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $72 million of additional obligations on our consolidated balance sheets.
(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $5 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a restriction to use exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2006 includes $64 million included in “Marketable securities” and $85 million included in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	—	55	3	58

Balance at June 30, 2006	$59	$69	$21	$149

(1)	Pursuant to available standby letter-of-credit facilities totaling $138 million.
(2)	Represents collateral for certain debt related to our international operations.
(3)	At June 30, 2006, our market capitalization was $16.2 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

In March 2006, the trial court terminated our contract with Toysrus.com LLC but declined to award damages to either party. We continued to provide services to Toysrus.com during the contractual wind-down period in Q2 2006, but Toysrus.com is contesting the amount of fees owed to compensate us for that work. This fee dispute reduced our income from operations for Q2 2006 by approximately $20 million, and the fee dispute together with the termination of the Toysrus.com contract reduced our operating cash flows and free cash flows for Q2 2006 by approximately $20 million. Had we not retained $13 million against payments otherwise due to Toysrus.com, our operating cash flows and free cash flows for Q2 2006 would have been lower by that amount. We are appealing the trial court’s initial rulings in Toysrus.com’s favor regarding the contract termination and the fee dispute. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies — Legal Proceedings.”

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net Sales:
North America	$1,157	$960	$2,404	$1,987
International	982	793	2,014	1,668

Consolidated	$2,139	$1,753	$4,418	$3,655

Year-over-year Percentage Growth:
North America	21%	21%	21%	21%
International	24	33	21	30
Consolidated	22	26	21	25
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	20%	21%	21%	21%
International	27	29	28	26
Consolidated	23	25	24	23
Net Sales Mix:
North America	54%	55%	54%	54%
International	46	45	46	46

Consolidated	100%	100%	100%	100%

Revenue increased 22% in Q2 2006 and 21% for the six months ended June 30, 2006. Changes in currency exchange rates negatively affected net sales by $24 million and $118 million for Q2 2006 and the six months ended June 30, 2006. For a discussion of the effect on revenue growth by changes in exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 21% for Q2 2006 and the six months ended June 30, 2006. This revenue growth primarily reflects increases in unit sales driven by continued improvements in customer experience, including Amazon Prime, reducing prices for our customers, free shipping offers, and increased selection in our product categories, partially offset by the wind-down and termination of our Toysrus.com contract described above.

The International revenue growth rate was 24% for Q2 2006, and 21% for the six months ended June 30, 2006. This revenue growth primarily reflects increases in unit sales driven by continued improvements in customer experience, including reducing prices for our customers, free shipping offers, and increased selection in our product categories, partially offset by changes in currency exchange rates. Changes in exchange rates negatively affected International net sales by $25 million and $121 for Q2 2006 and the six months ended June 30, 2006.

Gross profit information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gross Profit:
North America	$309	$278	$651	$557
International	200	172	406	352

Consolidated	$509	$450	$1,057	$909

Gross Profit Growth Rate:
North America	11%	27%	17%	25%
International	16	42	16	37
Consolidated	13	32	16	29
Gross Margin:
North America	26.7%	29.0%	27.1%	28.0%
International	20.4	21.7	20.2	21.1
Consolidated	23.8	25.7	23.9	24.9

The increase in gross profit in absolute terms during Q2 2006 and the six months ended June 30, 2006 compared with comparable prior year periods corresponds with increases in sales, offset by lower prices for customers and our free shipping offers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and membership offers. Such free shipping and membership offers reduce shipping revenue and reduce our gross margins on retail sales. Amazon Prime, introduced in Q1 2005, is a premium membership program in which members receive free two-day shipping and discounted overnight shipping. We have offered free membership trials for Amazon Prime, and we expect to continue to offer these trials in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites continue to increase year-over-year, representing 29% and 28% of unit sales in Q2 2006 and Q2 2005, and 29% and 28% for the six months ended June 30, 2006 and 2005. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins declined by 224 basis points and 99 basis points in Q2 2006 and the six months ended June 30, 2006 from the comparable periods in 2005. International segment gross margins declined by 132 basis points and 90 basis points in Q2 2006 and the six months ended June 30, 2006 from the comparable periods in 2005. These declines primarily resulted from our efforts to continue reducing prices for customers, changes in the mix of product sales and, in the North America segment, the wind-down and termination of our Toysrus.com contract described above, which accounted for approximately 170 basis points and 80 basis points of the decreases for Q2 2006 and the six months ended June 30, 2006.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shipping Activity:
Shipping revenue (1)(2)	$128	$103	$257	$211
Outbound shipping costs	(188)	(148)	(385)	(311)

Net shipping cost	$(60)	$(45)	$(128)	$(100)

Year-over-year Percentage Growth:
Shipping revenue	24%	22%	22%	18%
Outbound shipping costs	27	25	24	22
Net shipping cost	33	31	27	30
Percent of Net Sales:
Shipping revenue	6.0%	5.9%	5.8%	5.8%
Outbound shipping costs	(8.8)	(8.5)	(8.7)	(8.6)

Net shipping cost	(2.8)%	(2.6)%	(2.9)%	(2.8)%

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products, as well as through membership in Amazon Prime. To the extent our customers use our free shipping offers at an increasing rate, including memberships in Amazon Prime, our net cost of shipping will increase. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. In addition, the costs of lowering prices over time may be partially mitigated to the extent product sales by third-party sellers continue to increase.

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net Sales:
North America
Media	$730	$632	$1,545	$1,331
Electronics and other general merchandise	365	278	738	559
Other (1)	62	50	121	97

Total North America	$1,157	$960	$2,404	$1,987

International
Media	$718	$614	$1,481	$1,289
Electronics and other general merchandise	259	178	524	377
Other (1)	5	1	9	2

Total International	$982	$793	$2,014	$1,668

Consolidated
Media	$1,448	$1,246	$3,026	$2,620
Electronics and other general merchandise	624	456	1,262	936
Other (1)	67	51	130	99

Total consolidated	$2,139	$1,753	$4,418	$3,655

Year-over-year Percentage Growth:
North America
Media	15%	17%	16%	17%
Electronics and other general merchandise	32	23	32	24
Other	25	105	25	100
Total North America	21	21	21	21
International
Media	17%	24%	15%	20%
Electronics and other general merchandise	45	80	39	83
Other	354	35	388	49
Total International	24	33	21	30
Consolidated
Media	16%	20%	16%	18%
Electronics and other general merchandise	37	40	35	43
Other	32	103	31	99
Total consolidated	22	26	21	25
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	20%	20%	22%	17%
Electronics and other general merchandise	48	75	46	77
Other	362	32	412	45
Total International	27	29	28	26
Consolidated
Media	18%	18%	19%	17%
Electronics and other general merchandise	38	39	38	41
Other	32	103	32	99
Total consolidated	23	25	24	23
Consolidated Net Sales Mix:
Media	68%	71%	68%	71%
Electronics and other general merchandise	29	26	29	26
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$189	$(7)	$182	$158	$(5)	$153
Marketing	53	(1)	52	42	(2)	40
Technology and content	167	(16)	151	106	(13)	93
General and administrative	50	(6)	44	38	(6)	32
Other operating expense	3	—	3	2	—	2

Total operating expenses	$462	$(30)	$432	$346	$(26)	$320

Year-over-year Percentage Growth:
Fulfillment	20%		20%	25%		25%
Marketing	26		28	24		26
Technology and content	58		63	49		59
General and administrative	32		37	25		19

Percent of Net Sales:
Fulfillment	8.9%		8.5%	9.0%		8.7%
Marketing	2.5		2.4	2.4		2.3
Technology and content	7.8		7.1	6.0		5.3
General and administrative	2.4		2.1	2.2		1.8

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$383	$(10)	$373	$324	$(8)	$316
Marketing	107	(2)	105	87	(3)	84
Technology and content	314	(23)	291	198	(23)	175
General and administrative	95	(6)	89	85	(11)	74
Other operating expense	6	—	6	3	—	3

Total operating expenses	$905	$(41)	$864	$697	$(45)	$652

Year-over-year Percentage Growth:
Fulfillment	18%		18%	27%		26%
Marketing	23		27	27		27
Technology and content	58		66	53		54
General and administrative	13		20	40		36

Percent of Net Sales:
Fulfillment	8.7%		8.4%	8.9%		8.6%
Marketing	2.4		2.4	2.4		2.3
Technology and content	7.1		6.6	5.4		4.8
General and administrative	2.2		2.0	2.3		2.0

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q2 2006 and the six months ended June 30, 2006, compared with comparable prior year periods, relates to costs from expanding fulfillment capacity and variable costs. Variable costs correspond with sales volume and inventory levels, our mix of product sales, and payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions. First quarter 2005 included a charge of $5 million relating to certain North America fulfillment assets removed from service. Fulfillment includes stock-based compensation of $7 million and $5 million for Q2 2006 and Q2 2005, and $10 million and $8 million for the six months ended June 30, 2006 and 2005.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain third-party seller transactions, our level of productivity and accuracy, changes in volume of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to reduce customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. The mix of product sales affects fulfillment costs per shipment based on variations in shape and weight of products we sell. Additionally, because payment processing costs associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs and our A to Z Guarantee costs associated with these transactions are higher as a percentage of revenue versus our retail sales, our third-party sales have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in the first half of 2006 and throughout 2005 through gains in efficiencies as well as increases in leased warehouse space. We plan to continue expanding our world-wide fulfillment capacity, although to add less space than in 2005, in order to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment. We expect absolute amounts spent in fulfillment and fulfillment-related cost of sales to increase over time.

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

Marketing costs increased in absolute dollars in Q2 2006 and the six months ended June 30, 2006, compared to comparable prior year periods, primarily corresponding with revenue growth as we utilized variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives. Marketing includes stock-based compensation of $1 million and $2 million for Q2 2006 and Q2 2005, and $2 million and $3 million for the six months ended June 30, 2006 and 2005.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely. We expect absolute amounts spent in marketing to increase over time.

Technology and Content

In 2005, we added a significant number of computer scientists, software engineers, and employees involved in editorial content, merchandising selection, and systems support. We are investing in several areas of technology including seller platforms, web services, and digital initiatives. In addition, we increased spending on our technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. We expect the year-over-year percentage growth in technology and content, excluding stock-based compensation, to decrease in the second half of 2006. Technology and content includes stock-based compensation of $16 million and $13 million for Q2 2006 and Q2 2005, and $23 million for the six months ended June 30, 2006 and 2005.

During Q2 2006 and Q2 2005, we capitalized $32 million (including $5 million of stock-based compensation) and $22 million (including $3 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2006 and 2005, we capitalized $58 million (including $7 million of stock-based compensation) and $40 million (including $5 million of stock- based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $20 million and $12 million for Q2 2006 and Q2 2005, and $38 million and $21 million for the six months ended June 30, 2006 and 2005.

A significant majority of our technology costs are incurred in the U.S. and are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in Q2 2006 and the six months ended June 30, 2006 compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses. Additionally, in Q1 2005 we recorded a charge of $8 million related to possible settlements of outstanding litigation, and in Q2 2005 the favorable resolution of one of these matters resulted in a $3 million expense reduction. General and administrative includes stock-based compensation of $6 million for both Q2 2006 and Q2 2005, and $6 million and $11 million for the six months ended June 30, 2006 and 2005. We expect absolute amounts spent in general and administrative to increase over time.

Stock-Based Compensation

Stock-based compensation was $30 million and $26 million during Q2 2006 and Q2 2005, with the increase primarily due to general growth in restricted stock unit grants corresponding with an increase in employees. Stock-based compensation was $41 million and $45 million for the six months ended June 30, 2006 and 2005, with the decrease primarily attributable to a cumulative forfeiture adjustment benefit in Q1 2006, partially offset by general growth in restricted stock unit grants corresponding with an increase in employees. In Q1 2006 we recorded a $13 million benefit, $8 million net of tax, or $0.02 per diluted share, representing the cumulative effect of increasing our estimated rate of stock award forfeitures.

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

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($307 million based on the exchange rate at June 30, 2006) of our 6.875% PEACS at June 30, 2006. Interest expense was $19 million and $22 million in Q2 2006 and Q2 2005, and $38 million and $48 million for the six months ended June 30, 2006 and 2005, with declines primarily relating to principal repayments of our long-term debt.

At June 30, 2006, our total long-term debt was $1.3 billion compared to $1.5 billion at December 31, 2005. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(16)	$42	$(27)	$77
Loss on redemption of long-term debt	—	—	(6)	(4)
Foreign-currency effect on intercompany balances	26	(25)	41	(39)
Other	2	1	1	(2)

Total remeasurements and other	$12	$18	$9	$32

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2006 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. The effective tax rates in Q2 2006 and for the six months ended June 30, 2006 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006, from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. Since we have deferred tax assets related to our NOLs, these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006, which we expect to be approximately $25 million. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis. Cash paid for income taxes was $3 million and $1 million in Q2 2006 and Q2 2005, and $8 million and $5 million for the six months ended June 30, 2006 and 2005.

Net Income

Net income was $22 million and $52 million for Q2 2006 and Q2 2005, and $73 and $130 million for the six months ended June 30, 2006 and 2005. A benefit of $26 million was included in net income for the six months ended June 30, 2005, representing the cumulative effect of adopting SFAS 123(R).

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Three Months Ended June 30,
	2006			2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$2,163	$(24)	$2,139	$1,728	$25	$1,753
Gross profit	514	(5)	509	445	5	450
Operating expenses	460	2	462	343	3	346
Income from operations	49	(2)	47	102	2	104
Net interest expense and other	(4)	(1)	(5)	(14)	—	(14)
Remeasurements and other (3)	2	10	12	1	17	18
Net income	19	3	22	43	9	52
Diluted earnings per share	$0.04	$0.01	$0.05	$0.10	$0.02	$0.12

	Six Months Ended June 30,
	2006			2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$4,536	$(118)	$4,418	$3,600	$55	$3,655
Gross profit	1,081	(24)	1,057	897	12	909
Operating expenses	918	(13)	905	690	7	697
Income from operations	163	(11)	152	208	4	212
Net interest expense and other	(11)	—	(11)	(32)	4	(28)
Remeasurements and other (3)	(5)	14	9	(5)	37	32
Net income	72	1	73	108	22	130
Diluted earnings per share	$0.17	$0.00	$0.17	$0.26	$0.05	$0.31

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase (decrease) in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 7 — Remeasurements and Other.”

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended June 30, 2006 and 2005 (in millions):

	Twelve Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$610	$624
Purchases of fixed assets, including internal-use software and website development	(235)	(138)

Free cash flow	$375	$486

Net cash used in investing activities	$(393)	$(492)

Net cash used in financing activities	$(170)	$(223)

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

Operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses primarily related to our workforce. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in the “Fulfillment”, “Technology and content”, “Marketing”, and “General and administrative” line items would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of the company’s compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations.

Guidance

We provided guidance on July 25, 2006 in our earnings release furnished on Form 8-K as follows:

Third Quarter 2006 Guidance

•	Net sales are expected to be between $2.17 billion and $2.33 billion, or to grow between 17% and 25% compared with third quarter 2005.

•	Operating income is expected to be between $7 million and $42 million, or between (87%) decline and (24%) decline, compared with third quarter 2005. This guidance includes $38 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2006 Expectations

•	Net sales are expected to be between $10.15 billion and $10.65 billion, or to grow between 20% and 25% compared with 2005.

•	Operating income is expected to be between $310 million and $440 million, or between (28%) decline and 2% growth, compared with 2005. This guidance includes $120 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

These projections are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

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

At June 30, 2006, we had long-term debt of $1.3 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $866 million and $868 million at June 30, 2006 and December 31, 2005. The fair value of the 6.875% PEACS (outstanding principal of €240 million and €490 million) was $311 million and $586 million at June 30, 2006 and December 31, 2005.

Foreign Exchange Risk

During Q2 2006 and the six months ended June 30, 2006, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 46% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2006 was reduced by $25 million and our consolidated operating income was reduced by $2 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2006 of $738 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in fair value declines of $35 million, $75 million, or $150 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income,” a separate component of Stockholders’ Equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at June 30, 2006 of $586 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $30 million, $60 million, and $115 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at June 30, 2006 of €240 million ($307 million, based on the exchange rate as of June 30, 2006). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $70 million as of June 30, 2006. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $30 million, or $60 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2006, our recorded basis in equity securities (including both publicly-traded and private companies) was $14 million, including $6 million classified as “Marketable securities,” and $8 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2006 of $45 million (recorded basis of $7 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $7 million, $13 million, or $22 million.

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities and Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs) and restrictions on the level of foreign ownership;

•	restrictions on sales of certain products or services and uncertainty regarding our liability for the products or services we offer and content provided by us or our users, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the distribution of media products and enforcement of intellectual property rights;

•	import, export, or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	difficulty in obtaining distribution and support;

•	nationalization or restrictions of foreign ownership;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	consumer and data protection laws and restrictions on pricing or discounts;

•	lower levels of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

•	lower levels of consumer spending on a per capita basis and fewer opportunities for growth in certain foreign market segments compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing a number of unique foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans;

•	tax and other laws of the U.S. and other jurisdictions; and

•	geopolitical events, including war and terrorism.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of June 30, 2006, our recorded basis in equity securities was $14 million, including $6 million classified as “Marketable securities” and $8 million classified as “Other assets.”

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

We Have Significant Indebtedness

As of June 30, 2006, we had long-term indebtedness of $1.3 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

As a result of our third-party services relationships with Target and other companies, these parties identify, buy, and bear the financial risk of inventory obsolescence for their corresponding stores and merchandise. As a result, if any of these parties fail to forecast product demand or optimize or maintain access to inventory, we would receive reduced service fees under the agreements and our business and reputation could be harmed.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 23, 2006. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	372,907,783	5,841,318
Tom A. Alberg	374,414,724	4,334,377
John Seely Brown	374,445,729	4,303,372
L. John Doerr	368,309,057	10,440,044
William B. Gordon	374,463,422	4,285,679
Myrtle S. Potter	374,492,224	4,256,877
Thomas O. Ryder	374,457,579	4,291,522
Patricia Q. Stonesifer	374,484,379	4,264,722

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	375,250,549
Against	1,922,303
Abstain	1,576,249
Broker Non-Votes	0

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

Dated: July 25, 2006

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