Form 10-Q
period 2006-09-30
AMAZON COM INC
filed 2006-10-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

411,922,555 shares of common stock, par value $0.01 per share, outstanding as of October 20, 2006

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2006	2005	2006	2005	2006	2005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$683	$629	$1,013	$1,303	$600	$746
OPERATING ACTIVITIES:
Net income	19	30	93	160	292	507
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	63	30	146	85	182	106
Stock-based compensation	30	26	71	71	87	90
Other operating expense	2	—	9	3	13	(3)
Losses (gains) on sales of marketable securities, net	(3)	—	(2)	—	(4)	—
Remeasurements and other	(1)	(6)	(10)	(38)	(14)	(6)
Non-cash interest expense and other	1	1	3	4	4	5
Deferred income taxes	7	23	15	116	(31)	(128)
Cumulative effect of change in accounting principle	—	—	—	(26)	—	(26)
Changes in operating assets and liabilities:
Inventories	(218)	(76)	(155)	10	(269)	(98)
Accounts receivable, net and other current assets	(53)	(12)	13	6	(77)	14
Accounts payable	252	147	(187)	(224)	312	201
Accrued expenses and other current liabilities	27	(6)	(44)	(72)	87	(3)
Additions to unearned revenue	39	28	131	95	192	120
Amortization of previously unearned revenue	(35)	(32)	(125)	(87)	(187)	(118)

Net cash provided by (used in) operating activities	130	153	(42)	103	587	661
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(62)	(76)	(166)	(149)	(221)	(186)
Acquisitions, net of cash acquired	(2)	(4)	(30)	(24)	(30)	(24)
Sales and maturities of marketable securities and other investments	438	163	975	653	1,159	1,072
Purchases of marketable securities	(227)	(289)	(589)	(1,027)	(947)	(1,475)

Net cash provided by (used in) investing activities	147	(206)	190	(547)	(39)	(613)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	4	21	17	38	36	55
Excess tax benefit on stock awards	9	2	38	4	43	4
Common stock repurchased	(252)	—	(252)	—	(252)	—
Proceeds from long-term debt and other	13	13	81	13	81	13
Repayments of long-term debt and capital lease obligations	(42)	(6)	(376)	(272)	(376)	(272)

Net cash provided by (used in) financing activities	(268)	30	(492)	(217)	(468)	(200)
Foreign-currency effect on cash and cash equivalents	1	(6)	24	(42)	13	6

Net increase (decrease) in cash and cash equivalents	10	(29)	(320)	(703)	93	(146)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$693	$600	$693	$600	$693	$600

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22	$21	$85	$105	$85	$105
Cash paid for income taxes	5	6	13	11	15	12

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$2,307	$1,858	$6,725	$5,513
Cost of sales	1,758	1,395	5,119	4,141

Gross profit	549	463	1,606	1,372
Operating expenses (1):
Fulfillment	217	171	599	495
Marketing	64	44	171	131
Technology and content	172	121	485	319
General and administrative	54	32	150	117
Other operating expense	2	40	9	43

Total operating expenses	509	408	1,414	1,105

Income from operations	40	55	192	267
Interest income	14	12	41	30
Interest expense	(21)	(22)	(58)	(70)
Other income, net	4	—	4	2
Remeasurements and other	1	6	10	38

Total non-operating expense	(2)	(4)	(3)	—

Income before income taxes	38	51	189	267
Provision for income taxes	19	21	96	133

Income before cumulative effect of change in accounting principle	19	30	93	134
Cumulative effect of change in accounting principle	—	—	—	26

Net income	$19	$30	$93	$160

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.05	$0.07	$0.22	$0.33
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.05	$0.07	$0.22	$0.39

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.05	$0.07	$0.22	$0.32
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.05	$0.07	$0.22	$0.38

Weighted average shares used in computation of earnings per share:
Basic	417	413	417	411

Diluted	424	428	425	426

(1) Includes stock-based compensation as follows:
Fulfillment	$8	$5	$18	$13
Marketing	1	2	3	5
Technology and content	16	13	38	36
General and administrative	5	6	12	17

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$693	$1,013
Marketable securities	526	987
Inventories	736	566
Deferred tax assets, current portion	79	89
Accounts receivable, net and other current assets	281	274

Total current assets	2,315	2,929
Fixed assets, net	449	348
Deferred tax assets, long-term portion	180	223
Goodwill	194	159
Other assets	130	37

Total assets	$3,268	$3,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,366
Accrued expenses and other current liabilities	572	563

Total current liabilities	1,768	1,929
Long-term debt and other	1,304	1,521
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued and outstanding shares — 411 and 416	4	4
Treasury stock, at cost	(252)	—
Additional paid-in capital	2,377	2,263
Accumulated other comprehensive income	1	6
Accumulated deficit	(1,934)	(2,027)

Total stockholders’ equity	196	246

Total liabilities and stockholders’ equity	$3,268	$3,696

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

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. Using the treasury stock method, the effect of stock awards on the weighted average shares used in the computation of earnings per share was 7 million and 15 million shares for Q3 2006 and Q3 2005, and 8 million and 15 million shares for the nine months ended September 30, 2006 and 2005.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive.

Treasury Stock

In Q3 2006, we repurchased shares of our common stock pursuant to authorization from our Board of Directors. We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Business Combinations

We acquired certain companies during the nine months ended September 30, 2006, for an aggregate purchase price of $50 million, including cash payments of $30 million in the nine months ended September 30, 2006, and future cash payments of $19 million and $1 million due in 2007 and 2008. Acquired intangibles totaled $17 million and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired was $33 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of the acquired businesses have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income during the nine months ended September 30, 2006 was not significant.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q3 2006 and Q3 2005, we capitalized $34 million (including $5 million of stock-based compensation) and $25 million (including $3 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2006 and 2005, we capitalized $92 million (including $12 million of stock-based compensation) and $65 million (including $8 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $23 million and $14 million for Q3 2006 and Q3 2005, and $61 million and $35 million for the nine months ended September 30, 2006 and 2005.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $62 million and $29 million for Q3 2006 and Q3 2005, and $141 million and $78 million for the nine months ended September 30, 2006 and 2005.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, certain equity investments, other intangibles, and restricted long-term marketable securities. At September 30, 2006 and December 31, 2005, deferred issuance charges were $8 million and $13 million; equity investments were $8 million and $8 million; and other intangibles, net were $24 million and $11 million. At September 30, 2006, marketable securities restricted for longer than one year were $83 million, primarily attributable to collateralization of debt related to our international operations; at December 31, 2005, these amounts were insignificant.

Accrued Expenses and Other Current Liabilities

Included in “Accrued expenses and other current liabilities” at September 30, 2006 and December 31, 2005 are liabilities of $135 million and $131 million for unredeemed gift certificates. We recognize revenue from a

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received or currently due in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $57 million and $48 million at September 30, 2006 and December 31, 2005. These amounts are included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $118 million and $112 million for Q3 2006 and Q3 2005, and $375 million and $323 million for the nine months ended September 30, 2006 and 2005. Outbound shipping-related costs are included in “Cost of sales” and totaled $182 million and $159 million for Q3 2006 and Q3 2005, and $567 million and $471 million for the nine months ended September 30, 2006 and 2005. The net cost to us of shipping activities was $64 million and $47 million for Q3 2006 and Q3 2005, and $192 million and $148 million for the nine months ended September 30, 2006 and 2005.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions in excess of amounts reported for financial reporting purposes relating to stock-based compensation was presented in our consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our consolidated statements of cash flows as financing cash flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $9 million and $2 million for Q3 2006 and Q3 2005, and $38 million and $4 million for the nine months ended September 30, 2006 and 2005.

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2006 and December 31, 2005 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds.

We are required to pledge a portion of our marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 3 — Long-Term Debt and Other

Our long-term debt and other long-term liabilities are summarized as follows:

	September 30, 2006	December 31, 2005
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	304	580
Other long-term debt and capital lease obligations	170	44

	1,374	1,524
Less current portion of other long-term debt and capital lease obligations	(70)	(3)

Total long-term debt and other	$1,304	$1,521

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At September 30, 2006, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 1.425%.
(2)	In Q1 2006, we redeemed an aggregate principal amount of €250 million ($300 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). Under the Indenture, no redemption premium is required. We recorded a charge in Q1 2006, classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of $3 million in unamortized deferred issuance charges and $3 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. Accrued and unpaid interest of $1 million was also paid at redemption. The 6.875% PEACS are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($107.58 per share, based on the exchange rate as of September 30, 2006). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $21 million and $20 million for Q3 2006 and Q3 2005, and $99 million and $53 million for the nine months ended September 30, 2006 and 2005.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2006:

	Three Months Ending December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$11	$74	$9	$910	$344	$24	$1,372
Debt interest (1)	1	66	65	43	21	—	196
Operating leases (2) (3)	33	119	107	89	70	224	642

Total commitments	$45	$259	$181	$1,042	$435	$248	$2,210

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2006, the Euro to U.S. Dollar exchange rate was 1.2674. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $68 million as of September 30, 2006.
(2)	Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $642 million remaining obligations under operating leases, $40 million relates to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $35 million of additional obligations on our consolidated balance sheets.
(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $4 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2006 consisted of $5 million in “Cash and cash equivalents”, $67 million in “Marketable securities” and $83 million in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	21	41	2	64

Balance at September 30, 2006	$80	$55	$20	$155

(1)	Pursuant to available standby and trade letter-of-credit facilities totaling $158 million.
(2)	Represents collateral for certain debt related to our international operations.
(3)	At September 30, 2006, our market capitalization was $13.2 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleged that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleged it has an exclusive right to sell on our website. We disputed the allegations in the complaint and brought counterclaims alleging breach of contract and seeking damages and declaratory relief. The trial of both parties’ claims concluded in November 2005. In March 2006, the Court entered a judgment in favor of Toysrus.com LLC, terminating the contract but declining to award damages to either party. We are pursuing an appeal of the lower court’s rulings terminating the contract, declining to award us damages, and denying our motion to compel Toysrus.com to pay certain fees incurred during the wind-down period.

In October 2004 Cendant Publishing, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our website technology, including our recommendations features, infringes a patent obtained by Cendant purporting to cover a “System and Method for Providing Recommendation of Goods or Services Based on Recorded Purchasing History” (U.S. Patent No. 6,782,370) and sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In February 2005, Cendant voluntarily withdrew the complaint without prejudice. In June 2005, however, Cendant re-filed a new complaint containing substantially the same claims. In response, we filed a countersuit in the United States District Court for the Western District of Washington (since transferred to the District of Delaware) alleging that Cendant’s parent, Cendant Corporation, and its affiliates Orbitz, Inc., Budget Rent A Car System, Inc., Avis Rent A Car System, Inc., and Trilegiant Corporation infringe certain patents owned by us and our subsidiary, A9.com. In October 2006, we settled both lawsuits on terms that, among other things, provide mutual non-exclusive cross licenses to the patents in suit.

In December 2005, Registrar Systems LLC filed a complaint against us and Target Corporation for patent infringement in the United States District Court for the District of Colorado. The complaint alleges that our website technology, including the method by which Amazon.com enables customers to use Amazon.com account information on websites that Amazon.com operates for third parties, such as Target.com, infringes two patents obtained by Registrar Systems purporting to cover methods and apparatuses for a “World Wide Web Registration Information Processing System” (U.S. Patent Nos. 5,790,785 and 6,823,327) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing in this complaint and intend to vigorously defend ourselves in this matter. In September 2006, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patents in suit.

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). We dispute Cordance’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2006, IBM filed two patent infringement lawsuits against us in the United States District Court for the Eastern District of Texas. The complaints allege that various aspects of our website technology infringe five patents obtained by IBM purporting to cover a “System for Ordering Items Using an Electronic Catalog”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(U.S. Patent No. 5,319,542), a “Method for Storing Data in an Interactive Computer Network” (U.S. Patent No. 5,442,771), a “System for Adjusting Hypertext Links with Weighed User Goals and Activities” (U.S. Patent No. 5,446,891), a “Method for Presenting Applications in an Interactive Service” (U.S. Patent No. 5,796,967), and a “Method of Presenting Advertising in an Interactive Service” (U.S. Patent No. 7,072,849). The complaints seek injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 5 — Stockholders’ Equity

Stock Repurchase Activity

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $500 million of our common stock. We repurchased 8 million shares of our common stock for $252 million in Q3 2006 under this program.

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 1 million shares of common stock during each of Q3 2006 and Q3 2005 with a per share weighted average fair value of $31.79 and $40.11. For the nine months ended September 30, 2006 and 2005, we granted stock awards representing 8 million and 6 million shares of common stock with a per share weighted average fair value of $36.28 and $35.90. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Stock options (1)	10	12
Restricted stock units	14	10

Total outstanding stock awards	24	22

(1)	The weighted average per share exercise price was $15.52 and $14.28 at September 30, 2006 and December 31, 2005.

Common shares outstanding, plus shares underlying outstanding stock options and restricted stock units, was 435 million and 438 million at September 30, 2006 and December 31, 2005. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2006 (in millions):

Number of Units
Outstanding at December 31, 2005	10
Units granted	8
Units vested	(1)
Units cancelled	(3)

Outstanding at September 30, 2006	14

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Scheduled vesting for outstanding restricted stock units at September 30, 2006 is as follows (in millions):

	Three Months Ending December 31,	Year Ended December 31,
	2006	2007	2008	2009	2010 and Thereafter	Total
Scheduled vesting—restricted stock units	1	4	5	2	2	14

As of September 30, 2006, there was $224 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.5 years.

Note 6 — Comprehensive Income

Comprehensive income was $22 million and $16 million for Q3 2006 and Q3 2005, and $87 million and $141 million for the nine months ended September 30, 2006 and 2005. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments and changes in unrealized gains and losses on available-for-sale securities.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$3	$4	$(24)	$81
Loss on redemption of long-term debt	—	—	(6)	(4)
Foreign-currency effect on intercompany balances	(4)	(2)	37	(41)
Other	2	4	3	2

Total remeasurements and other	$1	$6	$10	$38

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The effective tax rates in Q3 2006 and for the nine months ended September 30, 2006 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. Since we have deferred tax assets related to our net operating losses (NOLs), these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006. Cash paid for income taxes was $5 million and $6 million in Q3 2006 and Q3 2005, and $13 million and $11 million for the nine months ended September 30, 2006 and 2005.

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
North America
Net sales	$1,257	$1,041	$3,661	$3,028
Cost of sales	914	749	2,668	2,179

Gross profit	343	292	993	849
Direct segment operating expenses	321	226	885	645

Segment operating income	$22	$66	$108	$204

International
Net sales	$1,050	$817	$3,064	$2,485
Cost of sales	844	646	2,451	1,962

Gross profit	206	171	613	523
Direct segment operating expenses	156	116	449	346

Segment operating income	$50	$55	$164	$177

Consolidated
Net sales	$2,307	$1,858	$6,725	$5,513
Cost of sales	1,758	1,395	5,119	4,141

Gross profit	549	463	1,606	1,372
Direct segment operating expenses	477	342	1,334	991

Segment operating income	72	121	272	381
Stock-based compensation	(30)	(26)	(71)	(71)
Other operating expense	(2)	(40)	(9)	(43)

Income from operations	40	55	192	267
Total non-operating expense, net	(2)	(4)	(3)	—
Provision for income taxes	(19)	(21)	(96)	(133)
Cumulative effect of change in accounting principle	—	—	—	26

Net income	$19	$30	$93	$160

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

net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 435 million and 438 million at September 30, 2006 and December 31, 2005. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

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

Because of our model we are able to turn our inventory quickly and have a negative operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13 and 15 for Q3 2006 and Q3 2005. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our future investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 63 and 58 for Q3 2006 and Q3 2005. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in editorial content, buying, merchandising, and systems support. We will continue to invest in several areas of technology, including seller platforms, web services, and digital initiatives, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

Stock-Based Compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that ultimately will vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Liquidity and Capital Resources

Net cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Net cash provided by (used in):
Operating activities	$130	$153	$(42)	$103	$587	$661
Investing activities	147	(206)	190	(547)	(39)	(613)
Financing activities	(268)	30	(492)	(217)	(468)	(200)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $366 million for the trailing twelve months ended September 30, 2006, compared to $475 million for the trailing twelve months ended September 30, 2005, a decrease of 23%, primarily driven by our increased expenditure in technology and content. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. Other items reducing free cash flow for the trailing twelve months ended September 30, 2006 include changes in working capital, the termination of our contract with Toysrus.com LLC and $43 million from excess tax benefits for stock-based compensation now classified as financing cash flows. During Q3 2006, we paid Toysrus.com LLC $13 million previously retained by us against payments otherwise due to them. Free cash flow for the twelve months ended September 30, 2005, was reduced by a $40 million payment for a patent litigation settlement in Q3 2005. Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of expense payments and cash receipts, discounts offered by vendors, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.2 billion and $2.0 billion at September 30, 2006 and December 31, 2005. Amounts held in foreign currencies were $383 million and $905 million at September 30, 2006 and December 31, 2005, and were primarily Euros, British Pounds, and Japanese Yen.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $9 million and $2 million for Q3 2006 and Q3 2005, and $38 million and $4 million for the nine months ended September 30, 2006 and 2005, with such amounts treated as financing cash flows. We expect amounts for 2006 to increase substantially from comparable amounts in 2005. Accordingly, amounts presented for operating cash flows and free cash flow for 2006 will be negatively effected in comparison to prior results; however, the underlying economic substance is not affected by this change in reporting classification.

Cash provided by operating activities was $130 million and $153 million for Q3 2006 and Q3 2005. Cash used in operating activities was $42 million for the nine months ended September 30, 2006, and cash provided by operating activities was $103 million for the nine months ended September 30, 2005. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Cash paid to inventory and transportation suppliers generally corresponds with cost of sales, adjusted for increases or decreases in inventory and payable levels as well as increases or decreases in vendor-related receivables for co-operative marketing, volume rebates, and other incentives. Cash paid to inventory suppliers, totaled $1.5 billion and $1.2 billion in Q3 2006 and Q3 2005, and $4.8 billion and $3.8 billion for the nine months ended September 30, 2006 and 2005. Cash paid to inventory suppliers is also affected by our efforts to add product categories, increase selection of products we offer for sale, improve availability in both existing and new product categories, and take advantage of additional discounts offered to us by suppliers.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, net cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Net cash provided by investing activities was $147 million for Q3 2006, and net cash used in investing activities was $206 million for Q3 2005. Net cash provided by investing activities was $190 million for the nine months ended September 30, 2006, and net cash used in investing activities was $547 million for the nine months ended September 30, 2005. Capital expenditures were $62 million and $76 million during Q3 2006 and Q3 2005, and $166 million and $149 million during the nine months ended September 30, 2006 and 2005, with these expenditures reflecting investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $28 million and $21 million for internal-use software and website development during Q3 2006 and Q3 2005, and $80 million and $57 million during the nine months ended September 30, 2006 and 2005. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies during the nine months ended September 30, 2006 and 2005, resulting in cash payments, net of acquired cash, of $30 million and $24 million. We believe our expenditures for repairs and improvements are sufficient to keep our facilities and equipment in suitable operating condition.

Cash used in financing activities was $268 million during Q3 2006, and cash provided by financing activities was $30 million during Q3 2005. Cash used in financing activities was $492 million and $217 million for the nine months ended September 30, 2006 and 2005. In Q3 2006, we repurchased $252 million of our common stock under the $500 million repurchase program authorized by our Board of Directors (see Item 2 of Part II – “Unregistered Sales of Equity Securities and Use of Proceeds”). In Q1 2006, we repaid €250 million of our 6.875% PEACS for $300 million. In Q1 2005, we repaid €200 million of our 6.875% PEACS for $265 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options, and tax benefits relating to excess stock-based compensation deductions. Cash inflows from proceeds from exercise of employee stock options were $4 million and $21 million for Q3 2006 and Q3 2005, and $17 million and $38 million for the nine months ended September 30, 2006 and 2005. Cash inflows from tax benefits related to stock-based compensation deductions were $9 million and $2 million for Q3 2006 and Q3 2005, and $38 million and $4 million for the nine months ended September 30, 2006 and 2005. Although quarterly activity is subject to variability, we expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

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

The following summarizes our principal contractual commitments as of September 30, 2006 (in millions):

	Three Months Ending December 31, 2006	Year Ended December 31,
		2007	2008	2009	2010	Thereafter	Total
Operating and capital commitments:
Debt principal and other (1)	$11	$74	$9	$910	$344	$24	$1,372
Debt interest (1)	1	66	65	43	21	—	196
Operating leases (2)(3)	33	119	107	89	70	224	642
Purchase obligations (4)	837	11	9	9	9	9	884

Total commitments	$882	$270	$190	$1,051	$444	$257	$3,094

(1)	At September 30, 2006, the Euro to U.S. Dollar exchange rate was 1.2674. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $68 million as of September 30, 2006.
(2)	Pursuant to SFAS 13, Accounting for Leases, lease agreements are categorized at their inception as either operating or capital leases depending on certain defined criteria. Although operating leases represent obligations for us, pursuant to SFAS 13 they are not reflected on our consolidated balance sheets. Of the $642 million remaining obligations under operating leases, $40 million relates to equipment operating leases. If we had applied to our equipment operating leases the same convention used for capital leases, which, however, would not be in accordance with GAAP, we would have recorded approximately $35 million of additional obligations on our consolidated balance sheets.
(3)	Includes $8 million related to restructuring-related leases and other commitments, consisting of $4 million due within 12 months and included in “Accrued expenses and other current liabilities,” and $4 million due after 12 months and included in “Long-term debt and other” on our consolidated balance sheets. These amounts are net of anticipated sublease income of $4 million.
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a restriction to use exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2006 consisted of $5 million in “Cash and cash equivalents”, $67 million in “Marketable securities” and $83 million in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, and with fluctuations in our market capitalization and our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	21	41	2	64

Balance at September 30, 2006	$80	$55	$20	$155

(1)	Pursuant to available standby and trade letter-of-credit facilities totaling $158 million.
(2)	Represents collateral for certain debt related to our international operations.
(3)	At September 30, 2006, our market capitalization was $13.2 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net Sales:
North America	$1,257	$1,041	$3,661	$3,028
International	1,050	817	3,064	2,485

Consolidated	$2,307	$1,858	$6,725	$5,513

Year-over-year Percentage Growth:
North America	21%	28%	21%	23%
International	29	26	23	29
Consolidated	24	27	22	26
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	21%	27%	21%	23%
International	26	28	27	27
Consolidated	23	28	24	25
Net Sales Mix:
North America	54%	56%	54%	55%
International	46	44	46	45

Consolidated	100%	100%	100%	100%

Revenue increased 24% in Q3 2006 and 22% for the nine months ended September 30, 2006. Changes in currency exchange rates positively affected net sales by $20 million for Q3 2006, and negatively affected net sales by $98 million for the nine months ended September 30, 2006. For a discussion of the effect on revenue growth by changes in exchange rates, see “Effect of Exchange Rates” below. The Q3 2005 and nine months ended September 30, 2005 growth rates include the effects of the Q3 2005 release of Harry Potter and the Half-Blood Prince, of which we sold over 1.6 million copies during Q3 2005.

The North America revenue growth rate was 21% for Q3 2006 and the nine months ended September 30, 2006. This revenue growth primarily reflects increases in unit sales driven by continued improvements in customer experience, including Amazon Prime, reducing prices for our customers, free shipping offers, and increased selection in our product categories.

The International revenue growth rate was 29% for Q3 2006, and 23% for the nine months ended September 30, 2006. This revenue growth primarily reflects increases in unit sales driven by continued improvements in customer experience, including reducing prices for our customers, free shipping offers, and increased selection in our product categories. Additionally, changes in exchange rates positively affected International net sales by $18 million for Q3 2006, and negatively affected International net sales by $103 million for the nine months ended September 30, 2006.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gross Profit:
North America	$343	$292	$993	$849
International	206	171	613	523

Consolidated	$549	$463	$1,606	$1,372

Gross Profit Growth Rate:
North America	17%	31%	17%	27%
International	21	29	17	35
Consolidated	18	30	17	30
Gross Margin:
North America	27.3%	28.1%	27.1%	28.1%
International	19.6	20.9	20.0	21.0
Consolidated	23.8	24.9	23.9	24.9

The increase in gross profit in absolute terms during Q3 2006 and the nine months ended September 30, 2006 compared with comparable prior year periods corresponds with increases in sales, offset by lower prices for customers and our free shipping offers. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and membership offers. Such free shipping and membership offers reduce shipping revenue and reduce our gross margins on retail sales. Amazon Prime, introduced in Q1 2005, is a premium membership program in which members receive free two-day shipping and discounted overnight shipping. We offer promotions, such as free membership trials, for Amazon Prime, and we expect to continue to offer these promotions in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites represented 30% of unit sales for each of Q3 2006 and Q3 2005, and 29% for each of the nine months ended September 30, 2006 and 2005. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins declined by 78 basis points and 92 basis points in Q3 2006 and the nine months ended September 30, 2006 from the comparable periods in 2005. International segment gross margins declined by 130 basis points and 104 basis points in Q3 2006 and the nine months ended September 30, 2006 from the comparable periods in 2005. These declines primarily resulted from our efforts to continue reducing prices for customers and changes in the mix of product sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shipping Activity:
Shipping revenue (1)(2)	$118	$112	$375	$323
Outbound shipping costs	(182)	(159)	(567)	(471)

Net shipping cost	$(64)	$(47)	$(192)	$(148)

Year-over-year Percentage Growth:
Shipping revenue	5%	30%	16%	22%
Outbound shipping costs	14	25	20	23
Net shipping cost	36	15	30	25
Percent of Net Sales:
Shipping revenue	5.1%	6.0%	5.6%	5.9%
Outbound shipping costs	(7.9)	(8.5)	(8.4)	(8.6)

Net shipping cost	(2.8)%	(2.5)%	(2.8)%	(2.7)%

(1)	Outbound shipping charges to customers do not include amounts earned on shipping by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products, as well as through membership in Amazon Prime. To the extent our customers use our free shipping offers at an increasing rate, including memberships in Amazon Prime, our net cost of shipping will increase. Our net shipping cost results primarily from our free shipping offers and Amazon Prime. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. In addition, the costs of lowering prices over time may be partially mitigated to the extent product sales by third-party sellers continue to increase.

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net Sales:
North America
Media	$785	$684	$2,330	$2,015
Electronics and other general merchandise	409	304	1,148	863
Other (1)	63	53	183	150

Total North America	$1,257	$1,041	$3,661	$3,028

International
Media	$757	$629	$2,237	$1,917
Electronics and other general merchandise	290	187	815	565
Other (1)	3	1	12	3

Total International	$1,050	$817	$3,064	$2,485

Consolidated
Media	$1,542	$1,313	$4,567	$3,932
Electronics and other general merchandise	699	491	1,963	1,428
Other (1)	66	54	195	153

Total consolidated	$2,307	$1,858	$6,725	$5,513

Year-over-year Percentage Growth:
North America
Media (2)	15%	21%	16%	18%
Electronics and other general merchandise	35	33	33	27
Other	17	122	22	108
Total North America	21	28	21	23
International
Media (2)	20%	19%	17%	20%
Electronics and other general merchandise	55	62	44	76
Other	144	177	286	85
Total International	29	26	23	29
Consolidated
Media (2)	17%	20%	16%	19%
Electronics and other general merchandise	43	43	38	43
Other	20	123	27	107
Total consolidated	24	27	22	26
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media (2)	19%	20%	21%	18%
Electronics and other general merchandise	51	64	48	72
Other	135	178	296	82
Total International	26	28	27	27
Consolidated
Media (2)	17%	21%	18%	18%
Electronics and other general merchandise	41	43	39	42
Other	20	123	27	107
Total consolidated	23	28	24	25
Consolidated Net Sales Mix:
Media	67%	71%	68%	71%
Electronics and other general merchandise	30	26	29	26
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.
(2)	Year-over-year percentage growth comparisons are affected by the Q3 2005 release of Harry Potter and the Half-Blood Prince.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$217	$(8)	$209	$171	$(5)	$166
Marketing	64	(1)	63	44	(2)	42
Technology and content	172	(16)	156	121	(13)	108
General and administrative	54	(5)	49	32	(6)	26
Other operating expense	2	—	2	40	—	40

Total operating expenses	$509	$(30)	$479	$408	$(26)	$382

Year-over-year Percentage Growth:
Fulfillment	27%		26%	24%		23%
Marketing	45		49	28		23
Technology and content	42		45	74		66
General and administrative	69		87	12		1
Percent of Net Sales:
Fulfillment	9.4%		9.1%	9.2%		8.9%
Marketing	2.8		2.7	2.4		2.3
Technology and content	7.4		6.8	6.5		5.8
General and administrative	2.4		2.1	1.7		1.4

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$599	$(18)	$581	$495	$(13)	$482
Marketing	171	(3)	168	131	(5)	126
Technology and content	485	(38)	447	319	(36)	283
General and administrative	150	(12)	138	117	(17)	100
Other operating expense	9	—	9	43	—	43

Total operating expenses	$1,414	$(71)	$1,343	$1,105	$(71)	$1,034

Year-over-year Percentage Growth:
Fulfillment	21%		21%	26%		25%
Marketing	31		34	27		25
Technology and content	52		58	60		59
General and administrative	28		37	31		25
Percent of Net Sales:
Fulfillment	8.9%		8.6%	9.0%		8.7%
Marketing	2.5		2.5	2.4		2.3
Technology and content	7.2		6.6	5.8		5.1
General and administrative	2.2		2.1	2.1		1.8

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q3 2006 and the nine months ended September 30, 2006, compared with comparable prior year periods, relates to costs from expanding fulfillment capacity and variable costs. Variable costs correspond with sales volume and inventory levels, our mix of product sales, and payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions. Fulfillment includes stock-based compensation of $8 million and $5 million for Q3 2006 and Q3 2005, and $18 million and $13 million for the nine months ended September 30, 2006 and 2005.

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

We expanded our fulfillment capacity during the nine months ended September 30, 2006 and throughout 2005 through gains in efficiencies as well as increases in leased warehouse space. Our worldwide fulfillment capacity expansion in 2006, which will add less space than 2005, is designed to accommodate greater selection and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

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

Marketing costs increased in absolute dollars in Q3 2006 and the nine months ended September 30, 2006, compared to comparable prior year periods, due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives. Marketing includes stock-based compensation of $1 million and $2 million for Q3 2006 and Q3 2005, and $3 million and $5 million for the nine months ended September 30, 2006 and 2005.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers as an effective worldwide marketing tool, and intend to continue offering them indefinitely.

Technology and Content

In 2005, we added a significant number of computer scientists, software engineers, and employees involved in editorial content, buying, merchandising, and systems support. We are investing in several areas of technology including seller platforms, web services, and digital initiatives. In addition, we increased spending on our technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. We expect the year-over-year percentage growth in technology and content, excluding stock-based compensation, to continue to decrease in Q4 2006. Technology and content includes stock-based compensation of $16 million and $13 million for Q3 2006 and Q3 2005, and $38 million and $36 million for the nine months ended September 30, 2006 and 2005.

During Q3 2006 and Q3 2005, we capitalized $34 million (including $5 million of stock-based compensation) and $25 million (including $3 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2006 and 2005, we capitalized $92 million (including $12 million of stock-based compensation) and $65 million (including $8 million of stock- based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $23 million and $14 million for Q3 2006 and Q3 2005, and $61 million and $35 million for the nine months ended September 30, 2006 and 2005.

A significant majority of our technology costs are incurred in the U.S. and are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in Q3 2006 and the nine months ended September 30, 2006, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses. Q3 2005 also included a $12 million credit for actual and expected reimbursement by an insurer of certain legal costs previously incurred by us. General and administrative includes stock-based compensation of $5 million and $6 million for Q3 2006 and Q3 2005, and $12 million and $17 million for the nine months ended September 30, 2006 and 2005.

Stock-Based Compensation

Stock-based compensation was $30 million and $26 million during Q3 2006 and Q3 2005, with the increase primarily due to increased restricted stock unit grants generally corresponding with an increase in employees. Stock-based compensation was $71 million for each of the nine months ended September 30, 2006 and 2005. In Q1 2006 we recorded a $13 million benefit, $8 million net of tax, or $0.02 per diluted share, representing the cumulative effect of increasing our estimated rate of stock award forfeitures. For the nine months ended September 30, 2006, this benefit was offset by increased restricted stock unit grants generally corresponding with an increase in employees.

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

Net Interest Expense

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($304 million based on the exchange rate at September 30, 2006) of our 6.875% PEACS at September 30, 2006. Interest expense was $21 million and $22 million in Q3 2006 and Q3 2005, and $58 million and $70 million for the nine months ended September 30, 2006 and 2005, with declines primarily relating to principal repayments of our long-term debt.

At September 30, 2006, our total long-term debt was $1.3 billion compared to $1.5 billion at December 31, 2005. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt and Other.”

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$3	$4	$(24)	$81
Loss on redemption of long-term debt	—	—	(6)	(4)
Foreign-currency effect on intercompany balances	(4)	(2)	37	(41)
Other	2	4	3	2

Total remeasurements and other	$1	$6	$10	$38

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2006 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. The effective tax rates in Q3 2006 and for the nine months ended September 30, 2006 were higher than the 35% statutory rate, resulting from steps we initiated to establish our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006, from the U.S. to international locations. These transfers resulted in taxable income and an increase in our effective tax rate. We expect the transfers will result in an effective tax rate for financial reporting purposes higher than the statutory rate throughout 2006. Since we have deferred tax assets related to our NOLs, these asset transfers are not expected to have a significant impact on our cash taxes paid in 2006, which we expect to be approximately $25 million. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis. Cash paid for income taxes was $5 million and $6 million in Q3 2006 and Q3 2005, and $13 million and $11 million for the nine months ended September 30, 2006 and 2005.

Net Income

Net income was $19 million and $30 million for Q3 2006 and Q3 2005, and $93 million and $160 million for the nine months ended September 30, 2006 and 2005. The year-over-year changes include the effect of a patent lawsuit settlement, which resulted in a one-time payment of $40 million in Q3 2005. Additionally, a benefit of $26 million was included in net income for the nine months ended September 30, 2005, representing the cumulative effect of adopting SFAS 123(R).

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows:

	Three Months Ended September 30,
	2006			2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$2,287	$20	$2,307	$1,865	$(7)	$1,858
Gross profit	545	4	549	464	(1)	463
Operating expenses	506	3	509	408	—	408
Income from operations	39	1	40	56	(1)	55
Net interest expense and other	3	—	3	10	—	10
Remeasurements and other income (3)	2	(1)	1	4	2	6
Net income	19	—	19	29	1	30
Diluted earnings per share	$0.05	$—	$0.05	$0.07	$—	$0.07

	Nine Months Ended September 30,
	2006			2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
	(in millions, except per share amounts)
Net sales	$6,823	$(98)	$6,725	$5,465	$48	$5,513
Gross profit	1,626	(20)	1,606	1,362	10	1,372
Operating expenses	1,424	(10)	1,414	1,098	7	1,105
Income from operations	202	(10)	192	263	4	267
Net interest expense and other	14	(1)	13	41	(3)	38
Remeasurements and other income (expense) (3)	(2)	12	10	(1)	39	38
Net income	92	1	93	137	23	160
Diluted earnings per share	$0.22	$—	$0.22	$0.32	$0.06	$0.38

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains (losses) on remeasurement of 6.875% PEACS and intercompany balances, and realized currency-related gains associated with sales of Euro-denominated investments held by a U.S. subsidiary. See Item 1 of Part I, “Financial Statements — Note 7 — Remeasurements and Other.”

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended September 30, 2006 and 2005 (in millions):

	Twelve Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$587	$661
Purchases of fixed assets, including internal-use software and website development	(221)	(186)

Free cash flow	$366	$475

Net cash used in investing activities	$(39)	$(613)

Net cash used in financing activities	$(468)	$(200)

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

Guidance

We provided guidance on October 24, 2006, in our earnings release furnished on Form 8-K as follows:

Fourth Quarter 2006 Guidance

•	Net sales are expected to be between $3.625 billion and $3.950 billion, or to grow between 22% and 33% compared with fourth quarter 2005.

•	Operating income is expected to be between $145 million and $235 million, or between (12%) decline and 43% growth, compared with fourth quarter 2005. This guidance includes $35 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2006 Guidance

•	Net sales are expected to be between $10.350 billion and $10.675 billion, or to grow between 22% and 26% compared with 2005.

•	Operating income is expected to be between $339 million and $429 million, or between (22%) decline and (1%) decline, compared with 2005. This guidance includes $113 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

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

At September 30, 2006, we had long-term debt of $1.3 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The market value of our long-term debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $875 million and $868 million at September 30, 2006 and December 31, 2005. The fair value of the 6.875% PEACS was $308 million at September 30, 2006 (outstanding principal of €240 million), and $586 million at December 31, 2005 (outstanding principal of €490 million).

Foreign Exchange Risk

During each of Q3 2006 and the nine months ended September 30, 2006, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 46% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds,

Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q3 2006 increased by $20 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2006 of $383 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in fair value declines of $20 million, $40 million, or $75 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income,” a separate component of Stockholders’ Equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at September 30, 2006 of $427 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $20 million, $45 million, and $90 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at September 30, 2006 of €240 million ($304 million, based on the exchange rate as of September 30, 2006). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $68 million as of September 30, 2006. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $30 million, or $60 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2006, our recorded basis in equity securities (including both publicly-traded and private companies) was $15 million, including $4 million classified as “Marketable securities,” and $8 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, Company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2006 of $54 million (recorded basis of $9 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $8 million, $16 million, or $27 million.

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

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. In recent years, securities of companies in the Internet and e-commerce industries have experienced significant difficulties. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines. As of September 30, 2006, our recorded basis in equity securities was $15 million, including $4 million classified as “Marketable securities” and $8 million classified as “Other assets.”

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

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders. Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive or impossible to remedy.

We Have Significant Indebtedness

As of September 30, 2006, we had long-term indebtedness of $1.3 billion. We make annual or semi-annual interest payments on the indebtedness under our two convertible notes, which are due in 2009 and 2010. Although we made debt principal reduction payments, we may incur substantial additional debt in the future, and in any event a significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2006, we publicly announced that our Board of Directors had authorized the Company to repurchase up to $500 million of the Company’s common stock on or before August 28, 2008. The table below sets forth information regarding the Company’s purchases of its common stock during Q3 2006 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2006	—	$—	—	$—
August 1 – August 31, 2006	4	29.98	4	362
September 1 – September 30, 2006	4	31.60	4	248

Total	8	$30.69	8

All repurchases disclosed in this table were repurchased pursuant to the August 28, 2006 Board of Directors’ authorization.

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

Dated: October 24, 2006

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