Form 10-K
period 2006-12-31
AMAZON COM INC
filed 2007-02-16
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

1200 12th Avenue South, Suite 1200

Seattle, Washington 98144-2734

(206) 266-1000

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006	$12,142,867,287
Number of shares of common stock outstanding as of February 12, 2007	414,678,688

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

AMAZON.COM, INC.

PART I

Item 1.    Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Amazon.com, Inc. was incorporated in 1994 in the state of Washington and reincorporated in 1996 in the state of Delaware. Our principal corporate offices are located in Seattle, Washington. We completed our initial public offering in May 1997 and our common stock is listed on the Nasdaq Global Select Market under the symbol “AMZN.”

As used herein, “Amazon.com,” “we,” “our” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.

General

Amazon.com, a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995 and today offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company, where customers can find and discover anything they might want to buy online, and endeavor to offer customers the lowest possible prices.

Amazon.com operates retail websites and offers programs that enable third parties to sell products on our websites. Our retail websites include www.amazon.com, www.amazon.ca, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.co.uk, www.joyo.com, www.shopbop.com, and www.endless.com. We also provide services for third-party retailers, marketing and promotional services, and web services for developers. In addition, we operate other websites, including www.a9.com and www.alexa.com that enable search and navigation and www.imdb.com, a comprehensive movie database.

We have organized our operations into two principal segments: North America and International. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 13—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales.

Amazon.com Retail and Third-Party Sellers

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

Amazon Marketplace generally serves individuals and small businesses, enabling them to offer their products for sale on our websites alongside our products and products made available by other third-party sellers. Our Merchants@ program generally serves larger, branded businesses and is primarily focused on expanding the selection of new products available on our websites. We also offer fulfillment-related services to third-party sellers through Fulfillment by Amazon.

Our retail and third-party seller businesses relentlessly focus on customer experience by offering our retail customers a wide selection of merchandise, low prices, and convenience.

Selection

We endeavor to provide the widest possible selection for our customers worldwide, while continuing to focus on in-stock inventory availability. We have designed our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories, such as:

• Books • Music • DVD • Unbox Video Downloads • VHS • Magazines & Newspapers • Video Games • Software • Amazon Shorts	• Electronics • Audio & Video • Camera & Photo • Cell Phones & Service • Compters & PC Hardware • Office Products • Musical Instruments • Outlet	• Home & Garden • Bed & Bath • Furniture & Décor • Gourmet Food • Kitchen & Housewares • Outdoor Living • Pet Supplies • Automotive • Tools & Hardware • Industrial & Scientific	• Apparel & Accessories • Shoes • Jewelry & Watches • Grocery • Beauty • Health & Personal Care • Sports & Outdoors • Toys & Games • Baby

Price

We endeavor to offer our retail customers the lowest prices possible through low everyday product pricing and free shipping offers. We also strive to improve our operating efficiencies so that we can pass along the associated savings to our customers in the form of lower prices. We enable third-party sellers to offer products on our sites, in many instances alongside our product selection, and to set their own retail prices.

Convenience

Our software engineers, computer scientists, merchandisers, and management team focus on continuous innovation to provide further convenience for our customers. We work to earn repeat purchases by providing easy-to-use functionality, fast and reliable fulfillment, timely customer service, feature-rich and authoritative content, and a trusted transaction environment. Key features of our websites include editorial and customer reviews; manufacturer product information; gift guides; Web pages tailored to individual preferences, such as recommendations and notifications; 1-Click technology; secure payment systems; digital content; searching on our websites as well as the Internet; browsing; and the ability to view selected interior pages and citations, and search the entire contents of many of the books we offer with our “Look Inside the Book” and “Search Inside the Book” features. Our community of online customers also creates feature-rich content, including product reviews, online recommendation lists, wish lists, image uploads, buying guides, customer discussions, and wedding and baby registries.

We endeavor to fulfill customer orders quickly and accurately, and to provide intuitive self-service features that assist our customers when they have questions. We communicate our fulfillment promise in several ways, such as presenting up-to-date inventory availability information, delivery date estimates, and options for expedited delivery, as well as delivery shipment notifications. Customers can use the “Your Account” website features to track order and shipment status, review estimated delivery dates, cancel items not yet shipped, change delivery instructions and payment options, combine orders, edit gift options, and return items. Additionally, when customers have questions, we provide an intuitive click-to-call feature on our help pages so customers can quickly and conveniently speak with a customer service representative.

We fulfill customer orders in a number of ways, including through the U.S. and international fulfillment centers and warehouses that we operate; through fulfillment centers operated under co-sourcing arrangements, including our fulfillment center supporting www.amazon.co.jp; through outsourced fulfillment providers, including our fulfillment providers supporting www.amazon.ca; and through other third-party fulfillment arrangements. We operate customer service centers globally, which are supplemented by several co-sourcing customer service arrangements with third parties. See Item 2 of Part I, “Properties,” for additional information about fulfillment centers and customer service locations.

Services

Merchant Services

Amazon Enterprise Solutions offers third party retailers e-commerce expertise, proven technology, and operational infrastructure to enable third party e-commerce businesses operating under their own brand name and website address (e.g. www.target.com). In addition, we generate revenue through co-branded credit card agreements and marketing and promotional services, such as online advertising.

Developer Services

We offer a variety of web services that provide developers with direct access to Amazon.com’s robust technology platform and enable them to build innovative applications on their own. These services include:

•	Amazon Simple Storage Service (Amazon S3), which provides a simple web services interface for storing and retrieving data from anywhere on the web;

•

Amazon Elastic Compute Cloud (Amazon EC2), which provides a scalable up and down virtual computing environment, allowing developers to use web service interfaces to requisition machines for use and load them with their custom application environment, making web-scale computing easier for developers;

•	Amazon Simple Queue Service (Amazon SQS), which offers a reliable, highly scalable hosted queue for storing messages as they travel between computers;

•	Amazon Mechanical Turk, which provides a web service for computers to integrate a network of humans directly into their processes;

•

Amazon E-Commerce Service (ECS), which exposes our product data and e-commerce functionality to allow developers, web site owners and merchants to leverage the data and functionality that we use to power our own e-commerce businesses; and

•	Alexa’s Web Services, which offer a platform for creating innovative web solutions and services based on Alexa’s vast repository of information about the web.

Marketing and Promotion

Our marketing strategy is designed to increase customer traffic to our websites, drive awareness of products and services we offer, promote repeat purchases, develop incremental product and service revenue opportunities, and strengthen and broaden the Amazon.com brand name. We believe our most effective marketing efforts result from our focus on continuously improving the customer experience, which drives word-of-mouth promotion and repeat customer visits. We also deliver personalized Web pages and services and employ a variety of media, business development activities, and promotional methods. We employ various means of advertising, which consist primarily of online advertising, including through our Associates program, sponsored search, portal advertising, e-mail campaigns, and other initiatives. Our Associates program directs customers to our websites by enabling independent websites to make millions of products available to their audiences with fulfillment performed by us or third parties. We pay commissions to participants in our Associates program for click-through customer referrals and customer referrals resulting in product sales, subject to the terms of the specific commission agreement.

We offer everyday free shipping options worldwide and in the U.S. also offer Amazon Prime, a membership program in which members receive free two-day shipping and discounted overnight shipping. Although marketing expenses do not include the costs of our free shipping or promotional offers, we view such offers as effective marketing tools.

Technology

Using our own proprietary technologies, as well as technology licensed from third parties, we have implemented numerous features and functionality that simplify and improve the customer shopping experience, enable third parties to sell on our platform, and facilitate our fulfillment and customer service operations. Our current strategy is to focus our development efforts on continuous innovation by creating and enhancing the specialized, proprietary software that is unique to our business, and to license or acquire commercially-developed technology for other applications where available and appropriate. We continually invest in several areas of technology, including seller platforms, web services, and digital initiatives.

We use a set of applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing inventory and assigning it to customer orders, and ensuring proper shipment of products to customers. Our transaction-processing systems handle millions of items, including multiple status inquiries, shipping addresses, gift-wrapping requests, and shipment methods. These systems allow the customer to choose whether to receive single or several shipments based on availability and to track the progress of each order. These applications also manage the process of accepting, authorizing, and completing customer payment transactions, which vary by geography, but include credit cards and electronic fund transfers, among other payment mechanisms.

Competition

Our market segments are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers and producers of our products; (2) other online e-commerce sites, including sites that sell or distribute digital content; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development; third-party fulfillment and customer-service; and (5) companies that provide infrastructure web services or other information storage or computing services or products. We believe that the principal competitive factors in our retail market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall experience and trust in transactions with us and facilitated by us on behalf of third-party sellers. For our e-commerce and web services, additional competitive factors include the quality of our services and tools and the speed and reliability of our services. Many of our current potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.

Employees

We employed approximately 13,900 full-time and part-time employees at December 31, 2006. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Available Information

Our investor relations website is www.amazon.com/ir. We make available on this website under “Financial Documents,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Corporate Governance” our Code of Business Conduct and Ethics.

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of February 12, 2007:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	43	President, Chief Executive Officer, and Chairman of the Board
Jeffrey Blackburn	37	Senior Vice President, Business Development
Richard L. Dalzell	49	Senior Vice President and Chief Information Officer
Andrew Jassy	39	Senior Vice President, Web Services
Steven Kessel	41	Senior Vice President, Worldwide Digital Media
Marc Onetto	56	Senior Vice President, Worldwide Operations
Mark S. Peek	49	Senior Vice President and Chief Accounting Officer
Diego Piacentini	46	Senior Vice President, International Retail
Thomas J. Szkutak	46	Senior Vice President and Chief Financial Officer
H. Brian Valentine	47	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	40	Senior Vice President, North America Retail
L. Michelle Wilson	44	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.

Jeffrey Blackburn.    Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006. From June 2004 to April 2006, he was Vice President, Business Development, from July 2003 to June 2004, he was Vice President, European Customer Service, and, from November 2002 to July 2003, Mr. Blackburn was Vice President, Operations Integration. Prior to November 2002 Mr. Blackburn held various other positions at Amazon.com.

Richard L. Dalzell.    Mr. Dalzell has served as Senior Vice President and Chief Information Officer since February 2007. From November 2001 to January 2007 he was Senior Vice President, Worldwide Architecture and Platform Software, and Chief Information Officer.

Andrew Jassy.    Mr. Jassy has served as Senior Vice President, Web Services, since April 2006. From January 2005 to April 2006, he was Vice President, Web Services, from August 2003 to January 2005, he was Vice President, Associates and Web Services, and, from November 2002 to August 2003, he was Vice President and Technical Assistant. Prior to November 2002, Mr. Jassy held various other positions at Amazon.com.

Steven Kessel.    Mr. Kessel has served as Senior Vice President, Worldwide Digital Media, since April 2006. From April 2004 to April 2006, he was Vice President, Digital and, from July 2002 to April 2004, he was Vice President, U.S. Books, Music, Video and DVD. Prior to July 2002, he was Director, U.S. Books, Music, Video and DVD.

Marc Onetto.    Mr. Onetto has served as Senior Vice President, Worldwide Operations, since joining Amazon.com in December 2006. Prior to joining Amazon.com, Mr. Onetto was Executive Vice President, Worldwide Operations, at Solectron Corporation, an electronics manufacturing and technology company, from June 2003 to June 2006, and, prior to Solectron, he held various positions at GE, including Vice President, European Operations, GE Europe, from September 2002 to June 2003, and Vice President and General Manager, Global Supply Chain, GE Medical Systems, from January 1999 to September 2002.

Mark S. Peek.    Mr. Peek has served as Senior Vice President and Chief Accounting Officer since April 2006. From July 2002 to April 2006, he was Vice President and Chief Accounting Officer. Prior to July 2002, Mr. Peek held various other positions at Amazon.com.

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, International Retail, since January 2007. From November 2001 until December 2006, Mr. Piacentini served as Senior Vice President, Worldwide Retail and Marketing.

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since joining Amazon.com in October 2002. Prior to joining Amazon.com, Mr. Szkutak was Chief Financial Officer of GE Lighting from September 2001 to September 2002.

H. Brian Valentine.    Mr. Valentine has served as Senior Vice President, Ecommerce Platform, since joining Amazon.com in September 2006. Prior to joining Amazon.com, Mr. Valentine held various positions with Microsoft Corporation, including Senior Vice President, Windows Core Operating System Division, from January 2004 to September 2006 and Senior Vice President, Windows, from December 1999 to January 2004.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, North America Retail, since January 2007. From January 2002 until December 2006, he was Senior Vice President, Worldwide Operations.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since June 2003. From March 2001 until June 2003, she was Senior Vice President, Human Resources, General Counsel, and Secretary.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	43	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	67	Managing Director, Madrona Venture Group
John Seely Brown	66	Senior Fellow at the Annenberg Center for Communication at the University of Southern California
L. John Doerr	55	General Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	57	Executive Vice President and Chief Creative Officer, Electronic Arts, Inc.
Myrtle S. Potter	48	Chief Executive Officer, Chapman Properties, Inc., and Consultant, Myrtle Potter Consulting, LLC
Thomas O. Ryder	62	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	50	Chief Executive Officer, Bill & Melinda Gates Foundation

Item 1A.    Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, these risks are not the only ones we face.

We Face Intense Competition

Our market segments are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital and web services. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing.

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand into our market segments. In addition, new and enhanced technologies, including search, web services, and digital, may increase our competition. The Internet facilitates competitive entry and comparison shopping and renders e-commerce inherently more competitive than other retail. Increased competition may reduce our sales and profits.

Our Expansion Places a Significant Strain on our Management, Operational, Financial and Other Resources

We are rapidly and significantly expanding our global operations, including increasing our product and service offerings. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal and Competitive Risks

We do not expect to benefit in our newer market segments, whether products, services, technologies or geographic areas, from any first-to-market advantages. We may have limited or no experience in these new activities, and our customers may not adopt them. Our newer service offerings, including merchant services, digital and web services, may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures. In addition, our gross profits in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

We May Experience Significant Fluctuations in Our Operating Results and Growth Rate

We may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on estimates of net sales. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our net sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our third-party sellers, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of upgrades and developments in our systems and infrastructure;

•	the success of our geographic, service and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	the extent to which Internet use is affected by spyware, viruses, “phishing” and other spam emails, “denial of service” attacks and similar events; and

•	terrorist attacks and armed hostilities.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

Our international activities are significant to our revenues and profits, and we plan to further expand internationally. We have relatively little experience operating in these or future market segments and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop and maintain international operations and websites and promote our brand internationally. Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•

government regulation of e-commerce or other online services and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

•

restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the distribution of media products and enforcement of intellectual property rights;

•	import, export, or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection laws, privacy, network security, encryption, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

As the international e-commerce channel grows, competition will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

In 2004, we acquired Joyo.com, which is organized under the laws of the British Virgin Islands and operates www.joyo.com and www.joyo.com.cn in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates. The PRC regulates Joyo.com’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media products. In order to meet local ownership and regulatory licensing requirements, Joyo.com’s business is operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo.com’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo.com or its subsidiary or affiliates were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo.com were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business. In addition, Joyo.com is subject to many of the risks described in “Our Business Could Suffer if We are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments.”

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. A failure to optimize inventory will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our international websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. There can be no assurance that we will be able to operate our network effectively.

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

Third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment centers. Our failure to properly handle such inventory or the inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. We also face risks described elsewhere in this Item 1A relating to fulfillment center optimization and inventory.

We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable at December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We provide e-commerce services to other businesses, such as through our Merchants@, Amazon Enterprise Solutions, Website by Amazon and Fulfillment by Amazon program initiatives, as well as other commercial agreements, strategic alliances and business relationships. Under these agreements, we provide technology, fulfillment and other services, enable third parties to offer products or services through our websites, and power third-party websites. These arrangements are complex and require substantial personnel and resource commitments by us, which may limit the agreements we are able to enter into and our ability to integrate and deliver services under them. If we fail to implement, maintain, and develop the components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third-party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining or developing these services.

As our commercial agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as they expire they may be replaced, if at all, by agreements involving lower margin services. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•

the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing at companies we acquire the controls, procedures and policies appropriate for a larger public company;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•

for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

Finally, as a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our international websites are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased.

In addition, our 6.875% PEACS are denominated in Euros and increases in the Euro relative to the U.S. Dollar increase the U.S. dollar amount we owe as interest and principal on the 6.875% PEACS. We also hold cash equivalents and/or marketable securities primarily in Euros, British Pounds, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

Our Investments and the Consideration We Receive under Certain Commercial Agreements May Subject Us to a Number of Risks

We have entered into, and may in the future enter into, commercial agreements whereby we perform certain services in exchange for cash, equity securities of these companies, and/or additional benefits, such as website traffic. Our compensation may be dependent on the volume of the other company’s sales. In some cases, we have also made separate cash investments in the other company. To the extent we have received equity securities as compensation, fluctuations in the value of such securities will affect our realization of amounts we have received as compensation for services.

In the past, we amended several of our commercial agreements to reduce our cash proceeds, shorten the term of the agreements, or both. We may in the future enter into further amendments of our commercial agreements. Although these amendments did not affect the amount of unearned revenue previously recorded by us (if any), the timing of revenue recognition of these recorded unearned amounts was changed to correspond with the terms of the amended agreements. To the extent we believe any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, we limit our revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As amounts are subsequently received, such amounts are incorporated into our revenue recognition over the remaining term of the agreement.

Our investments in equity securities are included in “Marketable securities” and “Other assets” on our consolidated balance sheets. We may conclude in future quarters that the fair values of our investments have experienced additional other-than-temporary declines and reduce the carrying value of the securities and record a loss.

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business

We depend on our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, CEO, and Chairman. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

Customer access to our websites and the speed with which a customer navigates and makes purchases on our websites affects our net sales, operating results and the attractiveness of our products and services. We experience occasional system interruptions and delays that make our websites unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing other services, which would make our product and service offerings less attractive. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate us for any related losses. Any of these events could damage our reputation and be expensive to remedy.

We Have Significant Indebtedness

We have significant long-term debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we will be in default. In addition, we may not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely effect our operating results as a result of seasonality, new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products, and companies that have relationships with us in which they identify and buy inventory, as well as bear the risk of obsolescence, must do the same. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products and services are made available. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the costs associated with the litigation and settlement of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

Our digital content offerings depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, we could be subject to claims, and content providers may be unwilling to include their content in our service.

We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile

We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	quarterly variations in operating results;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	changes in the valuation methodology of, or performance by, other e-commerce companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online markets, including certain aspects of Amazon Marketplace. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Taxation Risks Could Subject Us to Liability for Past Sales and Cause Our Future Sales to Decrease

We do not collect sales or other taxes on shipments of most of our goods into most states in the U.S. Under some of our commercial agreements, the other company is the seller of record, and we are obligated to collect sales tax in accordance with that company’s instructions. We may enter into additional agreements requiring similar tax collection obligations. Our fulfillment center and customer service center networks, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations. We collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold by us that are ordered on our international sites. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction e-commerce companies. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and certain jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Our Vendor Relationships Subject Us to a Number of Risks

We have significant vendors that are important to our sourcing of merchandise and content. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise or content, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise or content to us on acceptable terms, we may not be able to acquire merchandise or content from other vendors in a timely and efficient manner and on acceptable terms, or at all.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and third-party sellers do not indemnify us from product liability.

We Are Subject to a Number of Risks Related to Payments We Accept

We accept payments by a variety of methods, including credit card, debit card, gift certificates, direct debit from a customer’s bank account, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. Finally, we offer co-branded credit card programs that represent a significant component of our services revenue and generate high margins. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

We Could Be Liable for Breaches of Security on Our Websites

Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our operating results.

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under Merchants@,

Marketplace and certain other of our programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations and as our third party sales grow, the cost of this program will increase and could negatively affect our operating results. In addition, the functionality of our payments program depends on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, our payments program and our businesses that use it may not be viable. Finally, we may be unable to prevent sellers in our Merchants@, Marketplace, Amazon Enterprise Solutions, and certain other programs from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate. As of December 31, 2006, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (2)
	(in thousands)
Corporate office facilities	1,207	North America	From 2007 through 2016
Corporate office facilities	319	International	From 2007 through 2025

Sub-total	1,526

Fulfillment and warehouse operations (3)	8,434	North America	From 2007 through 2014
Fulfillment and warehouse operations	3,419	International	From 2007 through 2025

Sub-total	11,853

Customer service and other	416	North America	From 2008 through 2021
Customer service and other	93	International	From 2007 through 2016

Sub-total	509

Total	13,888

(1)	Represents the total leased space excluding sub-leased space.
(2)	Most leases expiring in 2007 have renewal features at our option.
(3)	Excludes a facility operated under an outsourced arrangement in Canada.

We lease our corporate headquarters in Seattle, Washington. We also lease additional corporate office, fulfillment and warehouse operations, customer service, and other facilities throughout the United States, principally in California, Delaware, Florida, Kansas, Kentucky, Nevada, North Dakota, Pennsylvania, South Carolina, Texas, Virginia, Washington, West Virginia, and Wisconsin. Outside of the United States, we also lease corporate office, fulfillment and warehouse operations, customer service, and other facilities, principally in China, France, Germany, India, Ireland, Japan, Luxembourg, and the United Kingdom.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.    Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies—Legal Proceedings.”

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2005
First Quarter	$44.58	$32.88
Second Quarter	36.64	31.72
Third Quarter	46.51	32.91
Fourth Quarter	49.50	38.95
Year ended December 31, 2006
First Quarter	$47.87	$35.25
Second Quarter	38.68	31.61
Third Quarter	38.61	26.07
Fourth Quarter	42.96	30.87

Holders

As of February 12, 2007, there were 3,793 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
Income Statement:
Net sales	$10,711	$8,490	$6,921	$5,264	$3,933
Income from operations	389	432	440	270	64
Income (loss) before change in accounting principle	190	333	588	35	(150)
Cumulative effect of change in accounting principle	—	26	—	—	1
Net income (loss)	190	359	588	35	(149)
Basic earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.46	$0.81	$1.45	$0.09	$(0.40)
Cumulative effect of change in accounting principle	—	0.06	—	—	0.01

Basic earnings (loss) per share (1)	$0.46	$0.87	$1.45	$0.09	$(0.39)

Diluted earnings (loss) per share (1):
Prior to cumulative effect of change in accounting principle	$0.45	$0.78	$1.39	$0.08	$(0.40)
Cumulative effect of change in accounting principle	—	0.06	—	—	0.01

Diluted earnings (loss) per share (1)	$0.45	$0.84	$1.39	$0.08	$(0.39)

Weighted average shares used in computation of earnings (loss) per share:
Basic	416	412	406	395	378
Diluted	424	426	425	419	378

Cash Flow Statement:
Net cash provided by operating activities (3)	$702	$733	$566	$393	$174
Purchases of fixed assets, including internal-use software and website development	(216)	(204)	(89)	(46)	(39)

Free cash flow (2)(3)	$486	$529	$477	$347	$135

	December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet:
Total assets	$4,363	$3,696	$3,248	$2,162	$1,990
Long-term debt	1,247	1,480	1,835	1,919	2,230

(1)	For further discussion of earnings (loss) per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”
(3)	As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), operating and free cash flows for 2006 and 2005 were reduced by $102 million and $7 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors,” which, along with the previous discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our websites include merchandise and content we have purchased for resale from vendors and products offered by third parties. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by third parties. We also offer services such as Amazon Enterprise Solutions, co-branded credit cards, web services, fulfillment, and miscellaneous marketing and promotional offers.

Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites and efficiently managing our operating costs, offset by investments we make in longer-term strategic initiatives, which generally requires us to hire additional software engineers, computer scientists and merchandisers. To increase product sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, increasing product categories, expanding product information, improving ease of use, and earning customer trust. We generally focus on growing gross profit and operating profit dollars rather than maximizing margin percentages. Because we have deferred tax assets from net operating loss carryforwards, the free cash flow impact from income taxes paid is currently less than our income tax provision.

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they better align

[1]

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.

the interests of our shareholders and employees. Restricted stock units result in charges to our consolidated statements of operations based on the fair value of the awards at the grant date recorded on an accelerated basis over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 436 million and 438 million at December 31, 2006 and December 31, 2005. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. In 2006, we repurchased 8 million shares of our common stock under a repurchase program authorized by our Board of Directors.

We seek to reduce our customer experience variable costs per unit and work to leverage our customer experience fixed costs. Our customer experience variable costs include product costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our customer experience fixed costs include the costs necessary to build, enhance, and add features to our websites and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13, 14, and 16 for 2006, 2005, and 2004. Inventory turnover has declined over the last several years, primarily due to changes in product mix and our continuing focus on in-stock inventory availability. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 53, 54, and 53 for 2006, 2005 and 2004. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We will continue to invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and category expansion as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

For additional information about each line item summarized above, refer to Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

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

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Amounts paid in advance for subscription services, including amounts received for Amazon Prime, online DVD rentals, and other membership programs, are deferred and recognized as revenue over the subscription term.

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

We provide fulfillment-related services in connection with certain of our agreements. In those arrangements, as well as other product sales by third parties, the third-party maintains ownership of the related products. As such, these amounts are not included in our consolidated balance sheets.

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

Currency Effect on Intercompany Balances

Gains and losses arising from intercompany foreign currency transactions are included in net income. Our international operations are financed, in part, by the U.S. parent company.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Since we primarily issue restricted stock units to our employees, the complexity of valuation issues for stock compensation is greatly reduced. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We utilize the accelerated method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a level of complexity in estimating forfeitures. If employees leave early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The majority of our gross deferred tax assets relate to net operating loss carryforwards that related to differences in stock-based compensation between the financial statements and our tax returns.

Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In accordance with the provisions of SFAS No. 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

If we determine that additional portions of our deferred tax assets are realizable the majority of the benefit will come from the assets associated with the stock-based compensation that was not recognized in the financial statements but was claimed on the tax return. Since this compensation did not originally run through our consolidated statements of operations, the benefit generated will be recorded to stockholders’ equity.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of 2007. We estimate the cumulative effect of adopting FIN 48 to be immaterial to the consolidated financial statements.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Cash provided by (used in):
Operating activities	$702	$733	$566
Investing activities	(333)	(778)	(317)
Financing activities	(400)	(193)	(97)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $486 million for 2006, compared to $529 million and $477 million for 2005 and 2004. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow in 2006 was primarily driven by our increased expenditure in technology and content and excess tax benefits from stock-based compensation now classified as financing cash flows. Free cash flow for 2005 included the effect of our payment of a $40 million patent litigation settlement. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.0 billion at December 31, 2006 and 2005. Amounts held in foreign currencies were $623 million and $905 million at the end of 2006 and 2005, and were primarily Euros, British Pounds, and Japanese Yen.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows. SFAS No. 123(R) requires benefits relating to excess stock-based compensation deductions be presented as financing cash flows, which is effectively a reclassification between operating and financing cash flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $102 million, $7 million, and $8 million for December 31, 2006, 2005, and 2004, with the amounts for 2006 and 2005 treated as financing cash flows.

Cash provided by operating activities was $702 million, $733 million, and $566 million in 2006, 2005, and 2004. Cash provided by operating activities was negatively affected by the $40 million patent litigation settlement in 2005. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected in cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash used in investing activities corresponds with purchases, sales, and maturities of marketable securities, cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $333 million, $778 million, and $317 million in 2006, 2005, and 2004, with the variability caused primarily by purchases, maturities, and sales of marketable securities. Capital expenditures were $216 million, $204 million and $89 million in 2006, 2005 and 2004, with the sequential increases primarily reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $108 million, $79 million and $44 million for internal-use software and website development during 2006, 2005 and 2004. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We also made payments, net of acquired cash, of $32 million, $24 million, and $71 million in 2006, 2005 and 2004 to purchase certain comapnies.

Cash used in financing activities was $400 million, $193 million, and $97 million in 2006, 2005, and 2004. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. We repurchased $252 million of our common stock under a $500 million repurchase program authorized by our Board of Directors in 2006. Repayments on long-term debt and payments on capital lease obligations were $383 million, $270 million, and $157 million in 2006, 2005, and 2004. Repayments on long-term debt include €250 million and €200 million of our 6.875% PEACS for $300 million and $265 million in 2006 and 2005. Additionally, we repaid $154 million to redeem a portion of our 4.75% Convertible Subordinated Notes in 2004. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt.” If all of our capital leases were classified as operating leases, the detriment to cash flows from operating activities would have been $21 million, $2 million, and $4 million in 2006, 2005, and 2004. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options and tax benefits relating to excess stock-based compensation deductions. Cash inflows from proceeds from exercise of employee stock options were $35 million, $59 million, and $60 million in 2006, 2005, and 2004. Cash inflows from tax benefits related to stock-based compensation deductions were $102 million and $7 million in 2006 and 2005, in accordance with adoption of SFAS No. 123(R). We expect cash proceeds from exercises of stock options will continue to decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

In 2006 and 2005 we recorded net tax provisions of $187 million and $95 million, and in 2004 we recorded a net tax benefit of $233 million. A majority of this provision and benefit is non-cash. We have net operating losses that are classified as deferred tax assets and are being utilized to reduce our taxable income to nominal levels. As such, cash taxes paid were $15 million, $12 million, and $4 million for 2006, 2005, and 2004. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In 2006, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS. Additionally, in August 2006 our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $500 million of our common stock, of which $248 million remains authorized for repurchase at December 31, 2006.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13, 14, and 16 for 2006, 2005, and 2004. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, our mix of third-party sales, and the extent we choose to utilize outsource fulfillment providers, among other factors. The decline in inventory turnover is primarily attributed to our emphasis on category expansion and maintaining wide selection of in-stock inventory, which enables faster delivery of products to our customers.

The following summarizes our principal contractual commitments as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$17	$—	$930	$317	$—	$—	$1,264
Debt interest (1)	66	66	44	22	—	—	198
Capital leases, including interest	35	7	5	4	4	5	60
Operating leases	129	113	91	72	50	184	639
Other commitments	20	5	8	6	1	19	59
Purchase obligations (2)	420	11	12	9	10	5	467

Total commitments	$687	$202	$1,090	$430	$65	$213	$2,687

(1)	At December 31, 2006, the Euro to U.S. Dollar exchange rate was 1.3201. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $80 million as of December 31, 2006. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2006 consisted of $50 million in “Marketable securities” and $86 million in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases with fluctuations in our market capitalization (common shares outstanding multiplied by the closing price of our common stock) and based on our credit-rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	1	42	2	45

Balance at December 31, 2006	$60	$56	$20	$136

(1)	Pursuant to available standby and trade letter-of-credit facilities totaling $233 million. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies.”
(2)	Represents collateral for certain debt related to our international operations.
(3)	At December 31, 2006, our market capitalization was $16.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net Sales:
North America	$5,869	$4,711	$3,847
International	4,842	3,779	3,074

Consolidated	$10,711	$8,490	$6,921

Year-over-year Percentage Growth:
North America	25%	22%	18%
International	28	23	53
Consolidated	26	23	31

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	24%	22%	18%
International	28	25	40
Consolidated	26	24	26

Net Sales Mix:
North America	55%	55%	56%
International	45	45	44

Consolidated	100%	100%	100%

Revenue increased 26% in 2006, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $24 million for 2006. For a discussion of the effect on revenue growth of exchange rate changes, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 25% in 2006. This revenue growth primarily reflects increased unit sales driven by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, shift in mix of product sales from media to electronics and other general merchandise, increased in-stock product availability, and increased selection of product offerings in our existing categories.

The International revenue growth rate was 28% in 2006. This revenue growth reflects increased unit sales driven by our continued efforts to reduce prices for our customers, including from our free shipping offers, shift in mix of product sales from media to electronics and other general merchandise, increased in-stock product availability, and increased selection of product offerings in our existing categories. Additionally, changes in currency exchange rates positively affected International net sales by $18 million in 2006.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Gross Profit:
North America	$1,525	$1,267	$1,024
International	931	772	578

Consolidated	$2,456	$2,039	$1,602

Gross Profit Growth Rate:
North America	20%	24%	18%
International	21	33	48
Consolidated	20	27	27

Gross Margin:
North America	26.0%	26.9%	26.6%
International	19.2	20.4	18.8
Consolidated	22.9	24.0	23.1

The increase in gross profit in absolute terms during 2006, compared to 2005 and 2004, corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We offer promotions, such as free membership trials for Amazon Prime, and we expect to continue to offer these promotions in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites represented 28%, 28%, and 26% of unit sales in 2006, 2005, and 2004. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in 2006 decreased by 92 basis points compared to 2005 resulting primarily from changes in our revenue mix. Revenue in our retail business grew faster than revenue from third-party sellers, resulting in lower gross margins. Sales from electronics and other general merchandise grew faster than sales from media, further reducing gross margins. Additionally, we continued our efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime.

North America segment gross margins in 2005 improved by 30 basis points compared to 2004 resulting primarily from increases in revenue by third-party sellers, increases in amounts earned from our co-branded credit card agreement, improvements in terms with suppliers, and increases in amounts earned from service agreements, offset partially by our efforts to continue reducing prices for customers, including from our free shipping offers and Amazon Prime.

International segment gross margins in 2006 decreased by 120 basis points compared to 2005 resulting primarily from changes in our revenue mix. Sales from electronics and other general merchandise grew faster than sales from media, resulting in lower gross margins.

International segment gross margins in 2005 improved by 162 basis points compared to 2004 resulting primarily from increasing revenue from third-party sellers and increases in discounts we receive from our product suppliers, offset partially by changes in mix of product sales and our efforts to continue reducing prices for customers, including from our free shipping offers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$567	$511	$420
Outbound shipping costs	(884)	(750)	(617)

Net shipping cost	$(317)	$(239)	$(197)

Year-over-year Percentage Growth:
Shipping revenue	11%	22%	13%
Outbound shipping costs	18	22	21
Net shipping cost	32	22	44
Percent of Net Sales:
Shipping revenue	5.3%	6.0%	6.1%
Outbound shipping costs	(8.3)	(8.8)	(8.9)

Net shipping cost	(3.0)%	(2.8)%	(2.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net Sales:
North America
Media	$3,582	$3,046	$2,589
Electronics and other general merchandise	2,024	1,443	1,128
Other (1)	263	222	130

Total North America	$5,869	$4,711	$3,847

International
Media	$3,485	$2,885	$2,513
Electronics and other general merchandise	1,337	886	559
Other (1)	20	8	2

Total International	$4,842	$3,779	$3,074

Consolidated
Media	$7,067	$5,931	$5,102
Electronics and other general merchandise	3,361	2,329	1,687
Other (1)	283	230	132

Total consolidated	$10,711	$8,490	$6,921

Year-over-year Percentage Growth:
North America
Media	18%	18%	14%
Electronics and other general merchandise	40	28	28
Other	18	71	18
Total North America	25	22	18
International
Media	21%	15%	41%
Electronics and other general merchandise	51	59	149
Other	151	234	98
Total International	28	23	53
Consolidated
Media	19%	16%	26%
Electronics and other general merchandise	44	38	53
Other	23	74	19
Total consolidated	26	23	32

Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	21%	17%	29%
Electronics and other general merchandise	49	62	126
Other	147	247	79
Total International	28	25	40
Consolidated
Media	19%	17%	20%
Electronics and other general merchandise	43	39	48
Other	23	74	19
Total consolidated	26	24	26

Consolidated Net Sales Mix:
Media	66%	70%	74%
Electronics and other general merchandise	31	27	24
Other	3	3	2

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$937	$(24)	$913	$745	$(16)	$729	$601	$(10)	$591
Marketing	263	(4)	259	198	(6)	192	162	(4)	158
Technology and content	662	(54)	608	451	(45)	406	283	(32)	251
General and administrative	195	(19)	176	166	(20)	146	124	(12)	112
Other operating expense	10	—	10	47	—	47	(8)	—	(8)

Total operating expenses	$2,067	$(101)	$1,966	$1,607	$(87)	$1,520	$1,162	$(58)	$1,104

Year-over-year Percentage Growth:
Fulfillment	26%		25%	24%		23%	21%		24%
Marketing	32		34	22		22	27		29
Technology and content	47		50	59		62	10		21
General and administrative	18		21	34		30	20		27
Percent of Net Sales:
Fulfillment	8.7%		8.5%	8.8%		8.6%	8.7%		8.5%
Marketing	2.5		2.4	2.3		2.3	2.3		2.3
Technology and content	6.2		5.7	5.3		4.8	4.1		3.6
General and administrative	1.8		1.6	1.9		1.7	1.8		1.6

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during 2006 in comparison with the prior years relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions; and costs from expanding fulfillment capacity.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain third-party seller transactions, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of revenue versus our retail sales, our third-party sales have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in 2006 and 2005 through gains in efficiencies as well as increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, portal advertising, e-mail campaigns, and other initiatives.

Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense or its effect.

Marketing costs increased in absolute terms in 2006 compared to 2005 and 2004, due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

In 2005 and 2006, we added computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising, and systems support. We will continue to invest in several areas of technology and content, including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. Additionally, we increased spending on technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. We believe these initiatives are important to our long-term success. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. We intend to continue investing in areas of technology and content as we continue to add employees to our staff.

For the years ended 2006, 2005, and 2004, we capitalized $123 million, $90 million, and $44 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $86 million, $50 million, and $30 million for 2006, 2005, and 2004.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in 2006 compared to 2005 and 2004 is primarily due to increases in payroll and related expenses, and professional fees. In 2005, we recorded a $12 million credit for actual and expected reimbursement by an insurer of certain legal costs previously incurred by us.

Stock-Based Compensation

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at their estimated fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Additionally, because we implemented SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $26 million in 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Stock-based compensation was $101 million, $87 million and $58 million during 2006, 2005, and 2004. We applied the fair value accounting provisions of SFAS No. 123(R) for 2006 and 2005 compared with the application of APB Opinion No. 25, including variable accounting treatment on certain awards, for 2004. Because of the application of different methods of accounting as well as the effects of variable accounting treatment in 2004, stock-based compensation for 2006 and 2005 is not comparable to prior periods. As of December 31, 2006, there was $217 million of net unrecognized compensation cost, related to unvested stock-based compensation arrangements.

Other Operating Expense (Income)

Other operating expense was $10 million in 2006, primarily attributable to amortization of other intangibles. Other operating expense was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million. Other operating income was $8 million for 2004, which includes net restructuring-related credits of $9 million and amortization of other intangibles of $1 million.

During 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring was necessary for our future needs. We reduced our restructuring-related liability resulting in a gain of $13 million for 2004. Lease payments for this office space are expensed over the lease period and classified to the corresponding operating expense categories on our consolidated statements of operations.

In 2004, we streamlined our organizational structure in France to reduce our operating costs. This reduction resulted in severance costs of $4 million classified in “Other operating expense (income)” on our consolidated statements of operations.

Income from Operations

Income from operations was $389 million, $432 million, and $440 million during 2006, 2005, and 2004. The decrease in 2006 from 2005 is primarily a result of an increase in spending for technology and content. The decrease in 2005 from 2004 is primarily a result of an increase in spending for technology and content, an increase in stock-based compensation that is now recorded under SFAS No. 123(R) fair value accounting, and a payment of $40 million to settle a patent lawsuit. These increased expenditures were partially offset by higher net sales and gross profit.

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including a $900 million principal balance of our 4.75% U.S. Convertible Subordinated Notes and a

€240 million ($317 million based on the exchange rate at December 31, 2006) principal balance of our 6.875% PEACS at December 31, 2006. Interest expense was $78 million, $92 million, and $107 million in 2006, 2005, and 2004, with declines primarily relating to principal repayments of $300 million, $265 million, and $150 million in 2006, 2005, and 2004.

At December 31, 2006, our total long-term indebtedness was $1.25 billion compared to $1.48 billion at December 31, 2005. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt.”

Our interest income was $59 million, $44 million, and $28 million during 2006, 2005, and 2004. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, was $(4) million, $2 million, and $(5) million, in 2006, 2005 and 2004, and consisted primarily of gains and losses on sales of marketable securities, foreign-currency transaction gains and losses, and other miscellaneous losses.

Foreign-currency transaction gains and losses primarily relate to the interest payable on our 6.875% PEACS, as well as foreign-currency gains and losses on cross-currency investments. Since interest payments on our 6.875% PEACS are settled in Euros, the balance of interest payable is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS (1)	$(37)	$90	$(65)
Loss on redemption of long-term debt	(6)	(6)	(6)
Foreign-currency gain (loss) on intercompany balances (2)	50	(47)	41
Other	4	5	29

Total remeasurements and other	$11	$42	$(1)

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.
(2)	Represents the gains (losses) associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Foreign Currency.”

Income Taxes

We recorded a provision (benefit) for income taxes of $187 million, $95 million, and $(233) million, in 2006, 2005 and 2004. The effective tax rate in 2006 was higher than the 35% statutory rate resulting from establishing our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

Included in the 2005 provision and reducing the impact of the international restructure is a tax benefit of $90 million, resulting from certain of our deferred tax assets becoming more likely than not realizable. This tax benefit represented $0.22 and $0.21 of basic and diluted earnings per share.

We recorded a tax benefit of $244 million in 2004, representing $0.60 and $0.57 of basic and diluted earnings per share, and a credit to stockholders’ equity of $106 million as we determined that certain of our deferred tax assets were more likely than not realizable.

We expect our effective tax rate in 2007 to be approximately 35% or less. However, our effective tax rate is subject to significant variation due to several factors, including from accurately predicting our taxable income and the taxable jurisdictions to which it relates.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$10,687	$24	$10,711	$8,563	$(73)	$8,490	$6,645	$276	$6,921
Gross profit	2,455	1	2,456	2,052	(13)	2,039	1,550	52	1,602
Operating expenses	2,064	3	2,067	1,612	(5)	1,607	1,130	32	1,162
Income from operations	391	(2)	389	440	(8)	432	420	20	440
Net interest expense and other (3)	17	6	23	52	(6)	46	75	9	84
Remeasurements and other income (expense) (4)	(2)	13	11	1	41	42	14	(15)	(1)
Net income	188	2	190	328	31	359	592	(4)	588
Diluted earnings per share	$0.44	$0.01	$0.45	$0.77	$0.07	$0.84	$1.40	$(0.01)	$1.39

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2006, 2005, and 2004 (in millions):

	Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$702	$733	$566
Purchases of fixed assets, including internal-use software and website development	(216)	(204)	(89)

Free cash flow	$486	$529	$477

Net cash used in investing activities	$(333)	$(778)	$(317)

Net cash used in financing activities	$(400)	$(193)	$(97)

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

Guidance

The Company provided guidance on February 1, 2007 in its earnings release furnished on Form 8-K as follows:

First Quarter 2007 Guidance

•	Net sales are expected to be between $2.85 billion and $3.00 billion, or to grow between 25% and 32% compared with first quarter 2006.

•

Operating income is expected to be between $82 million and $122 million, or between (22%) decline and 16% growth, compared with first quarter 2006. This guidance includes $38 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2007 Expectations

•	Net sales are expected to be between $13.00 billion and $13.70 billion, or to grow between 21% and 28% compared with 2006.

•

Operating income is expected to be between $355 million and $505 million, or between (9%) decline and 30% growth, compared with 2006. This guidance includes $165 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

These projections are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

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

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2006 (in millions, except percentages):

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value at December 31, 2006
Money market funds	$763	$—	$—	$—	$—	$—	$763	$763
Weighted average interest rate	3.92%	—	—	—	—	—	3.92%
Certificates of deposit	50	—	—	—	—	—	50	50
Weighted average interest rate	5.25%	—	—	—	—	—	5.25%
Corporate debt securities	266	45	40	29	39	—	419	419
Weighted average interest rate	5.47%	5.43%	5.23%	5.04%	4.83%	—	5.35%
U.S. Government and Agency Securities	53	32	20	39	27	37	208	207
Weighted average interest rate	5.24%	4.77%	4.88%	4.85%	4.95%	5.46%	5.06%
Asset backed securities	238	32	40	29	9	—	348	347
Weighted average interest rate	5.47%	5.42%	5.28%	5.19%	5.91%	—	5.43%
Other securities	21	30	23	17	18	—	109	108
Weighted average interest rate	3.74%	3.93%	3.92%	3.86%	3.87%	—	3.87%

Cash equivalents and marketable fixed-income securities	$1,391	$139	$123	$114	$93	$37	$1,897	$1,894

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2005 (in millions, except percentages):

	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value at December 31, 2005
Money market funds	$587	$—	$—	$—	$—	$—	$587	$587
Weighted average interest rate	3.41%	—	—	—	—	—	3.41%
Certificates of deposit	15	5	3	4	—	—	27	29
Weighted average interest rate	3.67%	2.90%	3.06%	3.03%	—	—	3.37%
Corporate debt securities	200	53	33	69	33	—	388	402
Weighted average interest rate	3.97%	4.00%	3.99%	4.60%	4.60%	—	4.14%
U.S. Government and Agency Securities	211	35	79	43	73	—	441	439
Weighted average interest rate	3.97%	4.98%	4.76%	4.94%	4.58%	—	4.39%
Asset backed securities	131	97	33	5	10	—	276	275
Weighted average interest rate	3.89%	4.94%	4.10%	5.02%	4.95%	—	4.34%
Other securities	3	33	47	35	18		136	166
Weighted average interest rate	2.60%	2.80%	2.83%	2.95%	3.01%	—	2.87%

Cash equivalents and marketable fixed-income securities	$1,147	$223	$195	$156	$134	$—	$1,855	$1,898

At December 31, 2006, we had long-term debt of $1.25 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $883 million and $868 million at December 31, 2006 and December 31, 2005.

The fair value of the 6.875% PEACS was $320 million at December 31, 2006 (outstanding principal of €240 million), and $586 million at December 31, 2005 (outstanding principal of €490 million).

Foreign Exchange Risk

During 2006, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 45% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2006, International segment revenues increased $18 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2006 of $623 million, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $30 million, $60 million, and $125 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the net intercompany balances at December 31, 2006 of $386 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $20 million, $40 million, and $80 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at December 31, 2006 of €240 million ($317 million, based on the exchange rate as of December 31, 2006). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $80 million as of December 31, 2006. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $30 million, and $65 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2006, we would incur $1 million, $2 million, and $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2006, our recorded basis in equity securities (including both publicly-traded and private companies) was $27 million, including $7 million classified as “Marketable securities,” and $19 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2006 of $59 million (recorded basis of $11 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $10 million, $20 million, and $30 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Seattle, Washington

February 15, 2007

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,013	$1,303	$1,102
OPERATING ACTIVITIES:
Net income	190	359	588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	205	121	76
Stock-based compensation	101	87	58
Other operating expense (income)	10	7	(8)
Gains on sales of marketable securities, net	(2)	(1)	(1)
Remeasurements and other	(6)	(37)	6
Deferred income taxes	22	70	(257)
Excess tax benefit on stock awards	(102)	(7)	—
Cumulative effect of change in accounting principle	—	(26)	—
Changes in operating assets and liabilities:
Inventories	(282)	(104)	(169)
Accounts receivable, net and other current assets	(103)	(84)	(2)
Accounts payable	402	274	286
Accrued expenses and other liabilities	241	67	(14)
Additions to unearned revenue	206	156	110
Amortization of previously unearned revenue	(180)	(149)	(107)

Net cash provided by operating activities	702	733	566
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(216)	(204)	(89)
Acquisitions, net of cash acquired	(32)	(24)	(71)
Sales and maturities of marketable securities and other investments	1,845	836	1,427
Purchases of marketable securities and other investments	(1,930)	(1,386)	(1,584)

Net cash used in investing activities	(333)	(778)	(317)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	35	59	60
Excess tax benefit on stock awards	102	7	—
Common stock repurchased	(252)	—	—
Proceeds from long-term debt and other	98	11	—
Repayments of long-term debt and capital lease obligations	(383)	(270)	(157)

Net cash used in financing activities	(400)	(193)	(97)
Foreign-currency effect on cash and cash equivalents	40	(52)	49

Net increase (decrease) in cash and cash equivalents	9	(290)	201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,022	$1,013	$1,303

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$86	$105	$108
Cash paid for income taxes	15	12	4
Fixed assets acquired under capital leases and other financing arrangements	69	6	1

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$10,711	$8,490	$6,921
Cost of sales	8,255	6,451	5,319

Gross profit	2,456	2,039	1,602
Operating expenses (1):
Fulfillment	937	745	601
Marketing	263	198	162
Technology and content	662	451	283
General and administrative	195	166	124
Other operating expense (income)	10	47	(8)

Total operating expenses	2,067	1,607	1,162

Income from operations	389	432	440
Interest income	59	44	28
Interest expense	(78)	(92)	(107)
Other income (expense), net	(4)	2	(5)
Remeasurements and other	11	42	(1)

Total non-operating expense	(12)	(4)	(85)

Income before income taxes	377	428	355
Provision (benefit) for income taxes	187	95	(233)

Income before cumulative effect of change in accounting principle	190	333	588
Cumulative effect of change in accounting principle	—	26	—

Net income	$190	$359	$588

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.81	$1.45
Cumulative effect of change in accounting principle	—	0.06	—

	$0.46	$0.87	$1.45

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$0.45	$0.78	$1.39
Cumulative effect of change in accounting principle	—	0.06	—

	$0.45	$0.84	$1.39

Weighted average shares used in computation of earnings per share:
Basic	416	412	406

Diluted	424	426	425

(1) Includes stock-based compensation as follows:

Fulfillment	$24	$16	$10
Marketing	4	6	4
Technology and content	54	45	32
General and administrative	19	20	12

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2006	2005
A S S E T S
Current assets:
Cash and cash equivalents	$1,022	$1,013
Marketable securities	997	987
Inventories	877	566
Accounts receivable, net and other	399	274
Deferred tax assets	78	89

Total current assets	3,373	2,929
Fixed assets, net	457	348
Deferred tax assets	199	223
Goodwill	195	159
Other assets	139	37

Total assets	$4,363	$3,696

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$1,816	$1,366
Accrued expenses and other	716	533

Total current liabilities	2,532	1,899
Long-term debt	1,247	1,480
Other long-term liabilities	153	71
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—500
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000
Issued and outstanding shares—414 and 416	4	4
Treasury stock, at cost	(252)	—
Additional paid-in capital	2,517	2,263
Accumulated other comprehensive income (loss)	(1)	6
Accumulated deficit	(1,837)	(2,027)

Total stockholders’ equity	431	246

Total liabilities and stockholders’ equity	$4,363	$3,696

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	403	4	$—	$1,896	$38	$(2,974)	$(1,036)

Net income	—	—	—	—	—	588	588
Foreign currency translation losses, net	—	—	—	—	(1)	—	(1)
Decline of unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(11)	—	(11)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	6	—	6

Comprehensive income	—	—	—	—	—	—	582

Exercise of common stock options, net and vesting of restricted stock	6	—	—	60	—	—	60
Income tax benefit on stock awards	—	—	—	107	—	—	107
Deferred stock-based compensation, net	—	—	—	3	—	—	3
Issuance of common stock—employee benefit plan	1	—	—	3	—	—	3
Stock compensation—restricted stock units	—	—	—	49	—	—	49
Stock compensation—variable accounting	—	—	—	5	—	—	5

Balance at December 31, 2004	410	4	—	2,123	32	(2,386)	(227)
Net income	—	—	—	—	—	359	359
Foreign currency translation losses, net	—	—	—	—	(15)	—	(15)
Decline of unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(14)	—	(14)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	3	—	3

Comprehensive income	—	—	—	—	—	—	333

Exercise of common stock options, net and vesting of restricted stock	6	—	—	58	—	—	58
Change in accounting principle	—	—	—	(26)	—	—	(26)
Income tax benefit on stock awards	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	98	—	—	98

Balance at December 31, 2005	416	4	—	2,263	6	(2,027)	246
Net income	—	—	—	—	—	190	190
Foreign currency translation losses, net of tax	—	—	—	—	(13)	—	(13)
Decline of unrealized losses on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	2	—	2

Comprehensive income	—	—	—	—	—	—	183

Exercise of common stock options	6	—	—	35	—	—	35
Repurchase of common stock	(8)	—	(252)	—	—	—	(252)
Income tax benefit on stock awards	—	—	—	102	—	—	102
Stock-based compensation	—	—	—	117	—	—	117

Balance at December 31, 2006	414	4	$(252)	$2,517	$(1)	$(1,837)	$431

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com, a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995 and today offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company, where customers can find and discover anything they might want to buy online, and endeavor to offer customers the lowest possible prices.

Amazon.com operates retail websites and offers programs that enable third parties to sell products on our websites. Our retail websites include www.amazon.com, www.amazon.ca, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.co.uk, www.joyo.com, www.shopbop.com, and www.endless.com. We also provide services for third-party retailers, marketing and promotional services, and web services for developers. In addition, we operate other websites, including www.a9.com and www.alexa.com that enable search and navigation and www.imdb.com, a comprehensive movie database.

We have organized our operations into two principal segments: North America and International. See “Note 13—Segment Information.”

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

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect is antidilutive. See “Note 4—Long-Term Debt.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2006	2005	2004
Shares used in computation of basic earnings per share	416	412	406
Total dilutive effect of outstanding stock awards (1)	8	14	19

Shares used in computation of diluted earnings per share	424	426	425

(1)	Calculated using the treasury stock method that assumes proceeds available to reduce the dilutive affect of outstanding stock awards, which include the exercise price of stock options, the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Treasury Stock

In 2006, we repurchased shares of our common stock pursuant to authorization from our Board of Directors. We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Business Acquisitions

We acquired certain companies during 2006 for an aggregate cash purchase price of $50 million, including cash payments of $30 million and future cash payments of $19 million and $1 million due in 2007 and 2008. Acquired intangibles totaled $17 million and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired was $33 million and is classified as “Goodwill” on our consolidated balance sheets.

In 2005, we acquired certain companies for an aggregate cash purchase price of $29 million. Acquired intangibles totaled $10 million and have estimated useful lives of between one and three years. The excess of purchase price over the fair value of the net assets acquired was $19 million and is classified as “Goodwill” on our consolidated balance sheets.

In 2004, we acquired all of the outstanding shares of Joyo.com Limited, a British Virgin Islands company that operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC subsidiary and PRC affiliates, at a purchase price of $75 million, including a cash payment of $71 million (net of cash acquired), the assumption of employee stock options, and transaction-related costs. Acquired intangibles were $6 million with estimated useful lives of between one and four years. The excess of purchase price over the fair value of the net assets acquired was $70 million and is classified as “Goodwill” on our consolidated balance sheets. The results of operations of Joyo.com have been included in our consolidated results from the transaction closing date forward.

Joyo.com does not own any capital stock of the PRC affiliates, but is the primary beneficiary of future losses or profits through contractual rights. As a result, we consolidate the results of the PRC affiliates in accordance with FASB Interpretation No. (FIN) No. 46(R), Consolidation of Variable Interest Entities.

The results of operations of each of the businesses acquired in 2006, 2005, and 2004 have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2006, 2005, and 2004 was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are prepaid expenses of $17 million and $15 million at December 31, 2006 and 2005, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful accounts receivable was $40 million and $43 million at December 31, 2006 and 2005.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the years ended 2006, 2005, and 2004, we capitalized $123 million (including $16 million of stock-based compensation), $90 million (including $11 million of stock-based compensation), and $44 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $86 million, $50 million, and $30 million for 2006, 2005, and 2004.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases and Asset Retirement Obligations

We account for our lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

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

Goodwill

We evaluate goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment in 2006 or 2005. There were no events or circumstances from the date of our assessment through December 31, 2006 that would impact this assessment.

At December 31, 2006 and December 31, 2005, approximately 60% and 70% of our acquired goodwill was assigned to our International segment, the majority of which relates to our acquisition of Joyo.com in 2004.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to deferred issuance charges on our long-term debt, which are amortized over the life of the debt; certain equity investments; marketable securities restricted for longer than one year; and intangible assets, net of amortization. At December 31, 2006, and 2005, deferred issuance charges were $7 million, and $13 million; and equity investments were $19 million and $8 million. At December 31, 2006, the cost basis and fair value of marketable securities restricted for longer than one year was $86 million, primarily attributable to collateralization of debt related to our international operations; at December 31, 2005 these amounts were not significant.

Other intangibles, net, included within “Other assets,” were $21 million and $11 million at December 31, 2006 and 2005. Accumulated amortization was $16 million and $6 million at December 31, 2006 and 2005, which excludes the accumulated amortization of fully-amortized intangibles. Amortization expense was $10 million, $5 million, and $1 million in 2006, 2005, and 2004. Amortization expense of intangible assets over the next five years is as follows: $9 million in 2007; $4 million in 2008; $2 million in 2009; $1 million in 2010; $1 million in 2011. The weighted-average amortization period is three years based on useful life assumptions between one and ten years.

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control, over an investee. We classify our investments in equity-method investees on our consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses as “Remeasurements and other” on our consolidated statements of operations. Losses from equity-method investees were not significant for any period presented. We do not hold over 20% interest in any of our investees as of December 31, 2006 or 2005.

All other equity investments consist of investments for which we do not have the ability to exercise significant influence. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. For public companies that have readily determinable fair values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair values with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

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

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from any recent purchase/sales offers of investee securities; or other conditions that may affect the value of our investments. At December 31, 2006, gross unrealized losses on our marketable securities were $5 million and were determined to be temporary based on our assessment of the qualitative and quantitative factors discussed above.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2006 or 2005.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2006 and 2005 were liabilities of $183 million and $131 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $78 million and $48 million at December 31, 2006 and 2005. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, totaling $53 million at December 31, 2006, since we intend to invest such undistributed earnings indefinitely outside of the U.S.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2006, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $264 million, which includes $130 million relating to net operating loss carryforwards (“NOLs”) that were primarily attributed to stock-based compensation. The majority of our NOLs begin to expire in 2019 and thereafter.

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In accordance with SFAS No. 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

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

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Amounts received in advance for subscription services, including amounts received for online DVD rentals, Amazon Prime and other membership programs, are deferred and recognized as revenue over the subscription term.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $567 million, $511 million, and $420 million for 2006, 2005, and 2004. Outbound shipping-related costs are included in “Cost of sales” and totaled $884 million, $750 million, and $617 million for 2006, 2005, and 2004. The net cost to us of shipping activities was $317 million, $239 million, and $197 million for 2006, 2005 and 2004.

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by us, inbound and outbound shipping charges, packaging supplies, amortization of our DVD rental library and costs incurred in operating and staffing our fulfillment and customer service centers on behalf of other businesses. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as “Cost of sales” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with our third-party seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain third-party seller transactions; and responding to

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inquiries from customers. Fulfillment costs also include amounts paid to third-parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Target Corporation, are classified as cost of sales rather than fulfillment.

Marketing

Marketing costs consist primarily of online advertising, including through our Associates program, sponsored search, portal advertising, e-mail campaigns, and other initiatives. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations.

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

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $226 million, $168 million, and $141 million in 2006, 2005, and 2004. Prepaid advertising costs were not significant at December 31, 2006 and 2005.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in, application development, category expansion, editorial content, buying, merchandising selection, and systems support, as well as costs associated with the systems and telecommunications infrastructure.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business, which are capitalized and amortized over two years.

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

Stock-Based Compensation

Prior to January 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at their estimated fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Additionally, because we implemented SFAS No. 123(R), we no longer have employee stock awards subject to variable accounting treatment.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $26 million in 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $102 million, $7 million, and $8 million for the years ended December 31, 2006, 2005, and 2004, with the amounts for 2006 and 2005 treated as financing cash flows.

Stock-based compensation for the year ended December 31, 2004 was determined using the intrinsic value method. The following table provides pro forma financial information as if stock-based compensation had been computed under SFAS No. 123(R) (in millions, except per share data):

Year Ended December 31, 2004
Net income—as reported	$588
Add: Stock-based compensation, as reported	58
Deduct: Total stock-based compensation determined using a fair value-based method for all awards	(81)

Net income—SFAS 123 fair value adjusted	$565

Basic earnings per share—as reported	$1.45
Diluted earnings per share—as reported	1.39
Basic earnings per share—SFAS 123 fair value adjusted	1.39
Diluted earnings per share—SFAS 123 fair value adjusted	1.33

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. Additionally, the functional currency of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our subsidiaries that either operate or support www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.joyo.com is the same as the local currency of the United Kingdom, Germany, France, Japan, Canada, and China. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Effect of exchange-rate changes on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. See “Note 10—Other Income (Expense), Net.”

Gains and losses arising from intercompany foreign currency transactions are included in net income. Our international operations are financed, in part, by the U.S. parent company. In connection with the remeasurement of intercompany balances, we recorded a gain of $50 million in 2006, a loss of $47 million 2005, and a gain of $41 million in 2004.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of 2007. We estimate the cumulative effect of adopting FIN 48 to be immaterial to the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following tables summarize, by major security type, our cash and marketable securities (in millions):

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$118	$—	$—	$118
Money market funds	763	—	—	763
Bank of certificates of deposits	50	—	—	50
Corporate debt securities	420	—	(1)	419
U.S. government and agency securities	208	1	(2)	207
Asset-backed securities	348	—	(1)	347
Equity and other securities	113	3	(1)	115

Total cash, cash equivalents, and marketable securities (2)	$2,020	$4	$(5)	$2,019

(1)	The fair value of investments with loss positions was $978 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (substantially all less than twelve months), and concluded that such amounts were not “other-than-temporary.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes investments in foreign currencies of $623 million, principally Euros, British Pounds, and Japanese Yen.

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$115	$—	$—	$115
Money market funds	569	—	—	569
Bank of certificates of deposits	29	—	—	29
Corporate debt securities	406	1	(5)	402
U.S. government and agency securities	440	3	(4)	439
Asset-backed securities	275	1	(1)	275
Equity and other securities	171	5	(5)	171

Total cash, cash equivalents, and marketable securities (2)	$2,005	$10	$(15)	$2,000

(1)	The fair value of investments with loss positions was $954 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (all less than twelve months), and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary.”
(2)	Includes investments in foreign currencies of $905 million, principally Euros, British Pounds, and Japanese Yen.

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2006 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,101	$1,099
Due after one year through five years	243	241
Asset-backed and agency securities with various maturities	556	554

	$1,900	$1,894

Gross gains of $18 million, $7 million, and $12 million and gross losses of $16 million, $12 million and $1 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for 2006, 2005, and 2004.

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 6—Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2006	2005
Gross Fixed Assets:
Fulfillment and customer service (1)	$379	$309
Technology infrastructure	153	69
Internal-use software, content, and website development	230	138
Other corporate assets	62	55

Gross fixed assets	824	571
Accumulated Depreciation:
Fulfillment and customer service	171	123
Technology infrastructure	55	27
Internal-use software, content, and website development	108	51
Other corporate assets	33	22

Total accumulated depreciation	367	223

Total fixed assets, net	$457	$348

(1)	Includes our DVD rental library.

Depreciation expense on fixed assets was $200 million, $113 million, and $75 million, which includes amortization of fixed assets acquired under capital lease obligations of $26 million, $4 million and $5 million for 2006, 2005, and 2004. Gross assets remaining under capital leases were $77 million and $8 million at December 31, 2006 and 2005. Accumulated depreciation associated with capital leases was $28 million and $2 million at December 31, 2006 and 2005.

Note 4—LONG-TERM DEBT

Our long-term debt is summarized as follows:

	December 31,
	2006	2005
	(in millions)
4.75% Convertible Subordinated Notes due February 2009	$900	$900
6.875% PEACS due February 2010	317	580
Other long-term debt	46	—

	1,263	1,480
Less current portion of long-term debt	(16)	—

	$1,247	$1,480

6.875% PEACS

In February 2000, we completed an offering of €690 million of our 6.875% Premium Adjustable Convertible Securities due February 2010 (“6.875% PEACS”). The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of €84.883 per share ($112.06, based on the exchange rates as of December 31, 2006). Total common stock issuable, as of December 31, 2006, upon conversion of our outstanding 6.875% PEACS was 2.8 million shares, which is excluded from our calculation of

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. The 6.875% PEACS rank equally with our outstanding 4.75% Convertible Subordinated Notes. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

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

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2006.

In 2006, we redeemed an aggregate principal amount of €250 million ($300 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% PEACS. We recorded a charge classified in “Remeasurements and other,” of approximately $6 million related to the redemption, consisting of $3 million in unamortized deferred issuance charges and $3 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS. In addition, our Board of Directors authorized a new debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS

In 2005, we redeemed an aggregate principal amount of €200 million ($265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% PEACS. We recorded a charge classified in “Remeasurements and other,” of approximately $4 million related to the redemption, consisting of $2 million in unamortized deferred issuance charges and $2 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS.

Based upon quoted market prices, the fair value of the 6.875% PEACS was $320 million and $586 million (outstanding principal of €240 million and €490 million) as of December 31, 2006 and 2005.

4.75% Convertible Subordinated Notes

On February 3, 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes due February 2009. The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears in February and August of each year. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to any existing and future senior indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes rank equally with our outstanding 6.875% PEACS. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal plus a redemption premium, plus any accrued and unpaid interest. The redemption premium was 1.425% of the principal at December 31, 2006, and decreased to 0.950% on February 1, 2007 and will decrease by an additional 47.5 basis points annually until maturity.

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

The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2006.

In 2004, we redeemed an aggregate principal amount of $150 million of our outstanding 4.75% Convertible Subordinated Notes. As provided in the underlying indenture, the redemption price of $154 million represented a $4 million (2.375%) premium over the face amount of the redeemed notes. We recorded a charge in 2004 classified in “Remeasurements and other,” of $6 million related to this redemption, consisting of a premium of $4 million and unamortized deferred issuance costs of $2 million.

Based upon quoted market prices, the fair value of our 4.75% Convertible Subordinated Notes as of December 31, 2006 and 2005 was $883 million and $868 million.

Note 5—OTHER LONG-TERM LIABILITIES

Our other long-term liabilities are summarized as follows:

	December 31,
	2006	2005
	(in millions)
Tax contingencies	$75	$20
Long-term capital lease obligations	20	5
Other	58	46

	$153	$71

Tax Contingencies

As of December 31, 2006, the Company has provided tax reserves of approximately $75 million for U.S. and foreign income taxes, which primarily relate to restructuring of certain foreign operations and intercompany pricing between our subsidiaries. See “Note 12—Income Taxes” for discussion of tax contingencies.

Capital Leases

Certain of our equipment fixed assets, primarily related to technology, have been acquired under capital leases. Long-term capital lease obligations were as follows:

December 31, 2006
(in millions)
Gross capital lease obligations	$60
Less imputed interest	(5)

Present value of net minimum lease payments	55
Less current portion	(35)

Total long-term capital lease obligations	$20

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of our other long-term liabilities primarily include asset retirement obligations and deferred rental liabilities.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $132 million, $84 million, and $55 million for 2006, 2005, and 2004.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and other (1)	$17	$—	$930	$317	$—	$—	$1,264
Debt interest (1)	66	66	44	22	—	—	198
Capital leases, including interest	35	7	5	4	4	5	60
Operating leases	129	113	91	72	50	184	639
Other commitments	20	5	8	6	1	19	59

Total commitments	$267	$191	$1,078	$421	$55	$208	$2,220

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2006, the Euro to U.S. Dollar exchange rate was 1.3201. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $80 million as of December 31, 2006. The principal and interest commitments at December 31, 2006 reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.

Pledged Securities

We are required to support certain letters of credit, debt, and real estate leases by pledging or otherwise restricting cash and marketable securities. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2006 consisted of $50 million in “Marketable securities” and $86 million in “Other assets”. The amount required to be pledged for real estate lease agreements changes over the life of our leases, with fluctuations in our market capitalization (common shares outstanding multiplied by the closing price of our common stock) and based on our credit-rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit (1)	Debt (2)	Real Estate Leases (3)	Total
	(in millions)
Balance at December 31, 2005	$59	$14	$18	$91
Net change in collateral pledged	1	42	2	45

Balance at December 31, 2006	$60	$56	$20	$136

(1)	Pursuant to available standby and trade letter-of-credit facilities totaling $233 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents collateral for certain debt related to our international operations.
(3)	At December 31, 2006, our market capitalization was $16.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

Beginning in March 2003, we were served with complaints filed in several different states, including Illinois, by a private litigant, Beeler, Schad & Diamond, P.C., purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. In December 2006, we learned that one additional complaint was filed in the state of Illinois by a different private litigant, Matthew T. Hurst, alleging similar violations of the Illinois state law. All of the complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state False Claims Acts. It is possible that we have been or will be named in similar cases in other states as well. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2006, IBM filed two patent infringement lawsuits against us in the United States District Court for the Eastern District of Texas. The complaints allege that various aspects of our website technology infringe five patents obtained by IBM purporting to cover a “System for Ordering Items Using an Electronic Catalog” (U.S. Patent No. 5,319,542), a “Method for Storing Data in an Interactive Computer Network” (U.S. Patent No. 5,442,771), a “System for Adjusting Hypertext Links with Weighed User Goals and Activities” (U.S. Patent No. 5,446,891), a “Method for Presenting Applications in an Interactive Service” (U.S. Patent No. 5,796,967), and a “Method of Presenting Advertising in an Interactive Service” (U.S. Patent No. 7,072,849). The complaints seek injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. In response, we asserted counterclaims in both actions alleging that IBM’s WebSphere service infringes several of our patents. We dispute IBM’s allegations of wrongdoing in these lawsuits and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Inventory Suppliers

During 2006, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 7—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Stock Repurchase Activity

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $500 million of our common stock. We repurchased 8.2 million shares of our common stock for $252 million in 2006 under this program.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Award Plans

Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years. Outstanding stock options generally have a term of 10 years from the date of grant.

Stock Award Activity

We granted stock awards, which since October 2002 have consisted primarily of restricted stock units, representing 9 million, 6 million, and 3 million shares of common stock during 2006, 2005, and 2004 with a per share weighted average fair value of $36.48, $36.50, and $43.77.

Common shares underlying outstanding stock awards were as follows:

	Year Ended December 31,
	2006	2005
	(in millions)
Stock options	7.4	11.8
Restricted stock units	14.5	9.9

Total outstanding stock awards	21.9	21.7

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 436 million, 438 million, and 434 million at December 31, 2006, 2005 and 2004. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Common shares outstanding decreased by 4 million shares in 2006, due to repurchases of common stock, offset by exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan. Common shares outstanding increased by 6 million shares in 2005, due to exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at December 31, 2003	4.4
Units granted	3.3
Units vested	(0.8)
Units cancelled	(0.5)

Outstanding at December 31, 2004	6.4
Units granted	6.0
Units vested	(1.2)
Units cancelled	(1.3)

Outstanding at December 31, 2005	9.9
Units granted	9.1
Units vested	(1.7)
Units cancelled	(2.8)

Outstanding at December 31, 2006	14.5

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled vesting for outstanding restricted stock units at December 31, 2006 is as follows (in millions):

	Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Scheduled vesting—restricted stock units	3.4	5.0	3.1	1.9	0.6	0.5	14.5

The following table summarizes our stock option activity:

	Number of Options (in millions)	Weighted Avg Exercise Price
Outstanding at December 31, 2003	25.0	$12.46
Options granted	0.1	33.80
Options exercised	(1.2)	15.66
Options terminated	(5.5)	10.78

Outstanding at December 31, 2004	18.4	$12.98
Options granted	0.1	36.84
Options exercised	(1.1)	10.40
Options terminated	(5.6)	12.00

Outstanding at December 31, 2005	11.8	$14.28
Options granted	—	—
Options exercised	(3.9)	8.86
Options terminated	(0.5)	13.75

Outstanding at December 31, 2006	7.4	$17.18

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price	Number of Awards	Weighted Avg Exercise Price
	(in millions)			(in millions)
$ 0.39 – $ 10.00	5.1	4.2	$7.78	3.3	$7.66
10.01 – 30.00	1.1	4.3	17.70	0.9	17.61
30.01 – 50.00	0.5	5.3	38.39	0.4	38.30
50.01 – 70.00	0.1	2.2	59.51	0.1	59.54
70.01 – 104.97	0.6	2.3	72.11	0.5	72.29

$ 0.39 – $104.97	7.4	4.1	$17.18	5.2	$18.65

The aggregate intrinsic value of stock options outstanding at 2006 and 2005 was $292 million and $554 million, of which $204 million and $294 million relates to vested awards. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date.

As matching contributions under our 401(k) savings plan, we granted 0.15 million and 0.09 million shares of common stock for years ended 2006 and 2005. Shares granted as matching contributions under our 401(k) plan and shares of restricted stock are included in outstanding common stock when issued.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $217 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and a weighted average recognition period of 1.3 years.

During 2006 and 2005, the fair value of restricted stock units and restricted stock awards vested was $68 million and $50 million, and the intrinsic value of options exercised was $105 million and $180 million.

Common Stock Available for Future Issuance

At December 31, 2006, common stock available for future issuance is as follows (in millions):

December 31, 2006
Stock awards	119
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11
Shares issuable upon conversion of 6.875% PEACS	3

Total common stock reserved for future issuance	133

Note 8—OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net income	$190	$359	$588
Net activity on available-for-sale securities:
Unrealized gains/losses arising during the year, net of tax effect	4	(14)	11
Reclassification adjustment for net realized gains/losses included in net income, net of tax	—	—	(22)

Net change in unrealized gains/losses on available-for-sale securities	4	(14)	(11)
Foreign currency translation adjustment, net of tax	(13)	(15)	(1)
Amortization of net unrealized losses on terminated Euro Currency Swap, net of tax	2	3	6

Other comprehensive loss	(7)	(26)	(6)

Comprehensive income	$183	$333	$582

Accumulated balances within other comprehensive income (loss) were as follows:

	2006	2005
	(in millions)
Net unrealized gains on foreign currency translation, net of tax	$2	$15
Net unrealized losses on available-for-sale securities, net of tax	(1)	(5)
Net unrealized losses on terminated Euro Currency Swap, net of tax	(2)	(4)

Total accumulated other comprehensive income (loss)	$(1)	$6

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—OTHER OPERATING EXPENSE (INCOME)

Other operating expense was $10 million in 2006, primarily attributable to amortization of other intangibles. Other operating expense was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million. Other operating income was $8 million for 2004, which includes restructuring-related credits, net, of $9 million, and amortization of other intangibles of $1 million.

During 2004, we determined that certain of the office space previously vacated as part of our 2001 restructuring was necessary for our future needs. We reduced our restructuring-related liability resulting in a gain of $13 million for 2004. Lease payments for this office space are expensed over the lease period and classified to the corresponding operating expense categories on the consolidated statements of operations.

In 2004, we streamlined our organizational structure in France to reduce our operating costs. This reduction resulted in severance costs of $4 million classified in “Other operating expense (income)” on our consolidated statements of operations.

Note 10—OTHER INCOME (EXPENSE), NET

Other income (expense), net, was $(4) million, $2 million, and $(5) million, in 2006, 2005 and 2004, and consisted primarily of gains and losses on sales of marketable securities, foreign-currency transaction gains and losses, and other miscellaneous losses.

Foreign-currency transaction gains and losses primarily relate to the interest payable on our 6.875% PEACS, as well as foreign-currency gains and losses on cross-currency investments. Since interest payments on our 6.875% PEACS are settled in Euros, the balance of interest payable is subject to gains or losses resulting from changes in exchange rates between the U.S. Dollar and Euro between reporting dates and payment.

Note 11—REMEASUREMENTS AND OTHER

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(37)	$90	$(65)
Loss on redemption of long-term debt	(6)	(6)	(6)
Foreign-currency gain (loss) on intercompany balances	50	(47)	41
Other	4	5	29

Total remeasurements and other	$11	$42	$(1)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—INCOME TAXES

Cash taxes paid were $15 million, $12 million, and $4 million for 2006, 2005, and 2004.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Valuation allowance	(2.6)	(31.1)	(102.2)
Cost of restructuring international operations	16.0	15.1	—
Other, net	1.2	3.3	1.8

Total	49.6%	22.3%	(65.4)%

The effective tax rate in 2006 is higher than the 35% statutory rate resulting from steps we initiated to establish our European headquarters in Luxembourg. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

Included in the 2005 provision and reducing the impact of the international restructure is a tax benefit of $90 million, resulting from certain of our deferred tax assets becoming more likely than not realizable. This tax benefit represented $0.22 and $0.21 of basic and diluted earnings per share.

We recorded a tax benefit of $244 million in 2004, representing $0.60 and $0.57 of basic and diluted earnings per share, and a credit to stockholders’ equity of $106 million as we determined that certain of our deferred tax assets were more likely than not realizable.

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and certain jurisdictions may assess additional income tax against us. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The components of the provision (benefit) for income taxes, net were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Current taxes:
U.S. and state	$162	$16	$12
International	3	9	12

Current taxes	165	25	24
Deferred taxes	22	70	(257)

Provision (benefit) for income taxes, net	$187	$95	$(233)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
U.S.	$396	$601	$358
International	(19)	(173)	(3)

Income before income taxes	$377	$428	$355

The significant components of deferred income tax expense (benefit) attributable to income from operations for 2006, 2005, and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Deferred tax expense exclusive of the effect of the items listed below	$32	$188	$145
Decrease in valuation allowance	(10)	(90)	(240)
Tax benefit of net operating and capital loss carryforwards	—	(28)	(162)

Total deferred tax expense (benefit)	$22	$70	$(257)

Deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(in millions)
Deferred tax assets:
Net operating losses (1)	$130	$123
Assets held for investment	202	239
Revenue items	20	34
Expense items	121	105
Tax credits	7	24

Total gross deferred tax assets	480	525
Less valuation allowance (2)	(203)	(213)

Deferred tax assets, net of valuation allowance	277	312
Deferred tax liabilities:
Expense items	(13)	(21)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$264	$291

(1)	Presented net of the fully reserved stock-based compensation NOL deferred tax asset of $396 million and $493 million at December 31, 2006 and 2005. The total deferred tax assets relating to our NOLs at December 31, 2006 and 2005 were $526 million and $616 million (relating to approximately $1.7 billion and $1.9 billion of NOLs).
(2)	Relates primarily to deferred tax assets that would only be realizable upon the occurrence of future capital gains.

We have not fully utilized net operating loss carry forwards which were generated in the years 1996 through 2003, so that the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—SEGMENT INFORMATION

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. Additionally, we do not allocate the line item “Other operating expense (income)” to our segment operating results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from third-party sellers) and subscriptions through North America-focused websites such as www.amazon.com, www.amazon.ca, www.shopbop.com, and www.endless.com; from our mail-order tool catalog phone orders; from our Amazon Prime membership program; and from non-retail activities such as North America-focused Amazon Enterprise Solutions, marketing, and promotional agreements. This segment includes export sales from www.amazon.com and www.amazon.ca.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)
North America
Net sales	$5,869	$4,711	$3,847
Cost of sales	4,344	3,444	2,823

Gross profit	1,525	1,267	1,024
Direct segment operating expenses	1,295	971	703

Segment operating income	$230	$296	$321

International
Net sales	$4,842	$3,779	$3,074
Cost of sales	3,911	3,007	2,496

Gross profit	931	772	578
Direct segment operating expenses	661	502	409

Segment operating income	$270	$270	$169

Consolidated
Net sales	$10,711	$8,490	$6,921
Cost of sales	8,255	6,451	5,319

Gross profit	2,456	2,039	1,602
Direct segment operating expenses	1,956	1,473	1,112

Segment operating income	500	566	490
Stock-based compensation	(101)	(87)	(58)
Other operating income (expense)	(10)	(47)	8

Income from operations	389	432	440
Total non-operating expense, net	(12)	(4)	(85)
Benefit (provision) for income taxes	(187)	(95)	233
Cumulative effect of change in accounting principle	—	26	—

Net income	$190	$359	$588

Net sales shipped to customers outside of the U.S. represented approximately half of net sales for 2006, 2005, and 2004. Net sales from www.amazon.co.uk, www.amazon.de, and www.amazon.co.jp each represented 10% or more of consolidated net sales in 2006, 2005 and 2004. Net fixed assets held in locations outside the U.S. were $108 million, $68 million, and $57 million at December 31, 2006, 2005, and 2004.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2006	2005
North America	$2,774	$2,325
International	1,589	1,371

Consolidated	$4,363	$3,696

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense, by segment, was as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
North America	$166	$94	$63
International	34	19	11

Consolidated	$200	$113	$74

Note 14—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of our financial instruments were as follows (in millions):

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,022	$1,022	$1,013	$1,013
Marketable securities (1)	997	997	987	987
Other equity investments (2)	19	51	8	45
Long-term debt (3)	1,247	1,234	1,480	1,454

(1)	The fair value of marketable securities is determined from publicly quoted prices. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”
(2)	The fair value of other equity investments is determined from publicly quoted prices, plus the carrying amount of privately-held investments for which market values are not readily determinable. We evaluate “Other equity investments” for impairment in accordance with our stated policy. See “Note 1—Description of Business and Accounting Policies.”
(3)	The fair value of our long-term debt is determined based on quoted prices. See “Note 4—Long-Term Debt.”

Note 15—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2006, 2005, and 2004. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.

Unaudited quarterly results were as follows (in millions, except per share data):

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,986	$2,307	$2,139	$2,279
Gross profit	850	549	509	547
Income before income taxes	189	38	54	96
Provision (benefit) for income taxes	91	19	32	45
Net income	98	19	22	51
Basic earnings per share (1)	$0.24	$0.05	$0.05	$0.12
Diluted earnings per share (1)	$0.23	$0.05	$0.05	$0.12
Shares used in computation of earnings per share:
Basic	413	417	418	417
Diluted	422	424	426	426

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,977	$1,858	$1,753	$1,902
Gross profit	667	463	450	458
Income before income taxes	161	51	108	108
Provision (benefit) for income taxes (2)	(38)	21	56	56
Income before change in accounting principle	199	30	52	52
Cumulative effect of change in accounting principle	—	—	—	26
Net income	199	30	52	78
Basic earnings per share (1):

Prior to cumulative effect of change in accounting principle	$0.48	$0.07	$0.13	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.48	$0.07	$0.13	$0.19
Diluted earnings per share (1):

Prior to cumulative effect of change in accounting principle	$0.47	$0.07	$0.12	$0.12
Cumulative effect of change in accounting principle	—	—	—	0.06

	$0.47	$0.07	$0.12	$0.18
Shares used in computation of earnings per share:
Basic	415	413	411	410
Diluted	426	428	425	423

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,541	$1,463	$1,387	$1,530
Gross profit	544	356	341	361
Income before income taxes	108	57	81	109
Provision (benefit) for income taxes (3)	(239)	3	5	(2)
Net income	347	54	76	111
Basic earnings per share (1)	$0.85	$0.13	$0.19	$0.28
Diluted earnings per share (1)	$0.82	$0.13	$0.18	$0.26
Shares used in computation of earnings per share:
Basic	408	407	405	404
Diluted	425	425	425	425

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
(2)	Included in the fourth quarter of our 2005 provision and reducing the impact of the international restructure is a tax benefit of $90 million, resulting from certain of our deferred tax assets becoming more likely than not realizable.
(3)	We recorded a tax benefit of $244 million in the fourth quarter of 2004 as we determined that certain of our deferred tax assets were more likely than not realizable.

Item 9.      Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Amazon.com, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amazon.com, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Amazon.com, Inc. and our report dated February 15, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Seattle, Washington

February 15, 2007

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir website.

Item 11.    Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006

Consolidated Statements of Operations for each of the three years ended December 31, 2006

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 15, 2007.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2007.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARK S. PEEK Mark S. Peek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ MYRTLE S. POTTER Myrtle S. Potter	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets—Reserves

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
	(in millions)
December 31, 2006	$43	$39	$(42)	$40
December 31, 2005	23	48	(28)	43
December 31, 2004	18	30	(25)	23

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002).

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