Form 10-Q
period 2007-03-31
AMAZON COM INC
filed 2007-04-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

409,698,278 shares of common stock, par value $0.01 per share, outstanding as of April 20, 2007

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,022	$1,013	$507	$533
OPERATING ACTIVITIES:
Net income	111	51	249	332
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	62	40	227	132
Stock-based compensation	34	11	124	79
Other operating expense, net	—	3	7	9
Losses (gains) on sales of marketable securities, net	—	2	(3)	—
Remeasurements and other	3	4	(8)	(21)
Deferred income taxes	2	10	14	31
Excess tax benefit on stock awards	(24)	(7)	(119)	(13)
Changes in operating assets and liabilities:
Inventories	126	33	(189)	(143)
Accounts receivable, net and other	66	50	(87)	(44)
Accounts payable	(602)	(442)	241	258
Accrued expenses and other	(58)	(64)	248	94
Additions to unearned revenue	45	54	198	181
Amortization of previously unearned revenue	(44)	(48)	(176)	(171)

Net cash provided by (used in) operating activities	(279)	(303)	726	724
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(34)	(46)	(205)	(223)
Acquisitions, net of cash acquired	(1)	(28)	(4)	(37)
Sales and maturities of marketable securities and other investments	784	288	2,340	776
Purchases of marketable securities and other investments	(514)	(130)	(2,314)	(1,012)

Net cash provided by (used in) investing activities	235	84	(183)	(496)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	9	7	37	57
Excess tax benefit on stock awards	24	7	119	13
Common stock repurchased	(248)	—	(500)	—
Proceeds from long-term debt and other	—	3	54	16
Repayments of long-term debt and capital lease obligations	(17)	(313)	(44)	(320)

Net cash used in financing activities	(232)	(296)	(334)	(234)
Foreign-currency effect on cash and cash equivalents	2	9	32	(20)

Net increase (decrease) in cash and cash equivalents	(274)	(506)	241	(26)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$748	$507	$748	$507

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$43	$63	$66	$84
Cash paid for income taxes	3	5	13	13
Fixed assets acquired under capital leases and other financing arrangements	11	4	76	10

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$3,015	$2,279
Cost of sales	2,296	1,732

Gross profit	719	547
Operating expenses (1):
Fulfillment	260	193
Marketing	72	54
Technology and content	186	146
General and administrative	56	45
Other operating expense, net	—	3

Total operating expenses	574	441

Income from operations	145	106
Interest income	20	15
Interest expense	(19)	(21)
Other expense, net	—	(1)
Remeasurements and other	(2)	(3)

Total non-operating expense	(1)	(10)

Income before income taxes	144	96
Provision for income taxes	33	45

Net income	$111	$51

Basic earnings per share	$0.27	$0.12

Diluted earnings per share	$0.26	$0.12

Weighted average shares used in computation of earnings per share:
Basic	412	417

Diluted	420	426

(1) Includes stock-based compensation as follows:
Fulfillment	$7	$3
Marketing	1	—
Technology and content	19	8
General and administrative	7	—

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748	$1,022
Marketable securities	672	997
Inventories	754	877
Accounts receivable, net and other	358	399
Deferred tax assets	68	78

Total current assets	2,600	3,373
Fixed assets, net	442	457
Deferred tax assets	225	199
Goodwill	196	195
Other assets	198	139

Total assets	$3,661	$4,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,211	$1,816
Accrued expenses and other	636	716

Total current liabilities	1,847	2,532
Long-term debt	1,251	1,247
Other long-term liabilities	210	153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 424 and 422
Outstanding shares — 409 and 414	4	4
Treasury stock, at cost	(500)	(252)
Additional paid-in capital	2,586	2,517
Accumulated other comprehensive income (loss)	3	(1)
Accumulated deficit	(1,740)	(1,837)

Total stockholders’ equity	353	431

Total liabilities and stockholders’ equity	$3,661	$4,363

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2007 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q1 2007 and Q1 2006, we capitalized $29 million (including $4 million of stock-based compensation) and $26 million (including $1 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $27 million and $18 million for Q1 2007 and Q1 2006.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $60 million and $38 million for Q1 2007 and Q1 2006.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to certain equity investments; intangible assets, net of amortization; deferred issuance charges on our long-term debt, which are amortized over the life of the debt; and marketable securities restricted for longer than one year;. At March 31, 2007 and December 31, 2006 equity investments were $21 million and $19 million; intangible assets, net were $18 million and $21 million; and deferred issuance charges were $6 million and $7 million. At March 31, 2007 and December 31, 2006, marketable securities restricted for longer than one year were $145 million and $86 million.

Accrued Expenses and Other

Included in “Accrued expenses and other” at March 31, 2007 and December 31, 2006 are liabilities of $168 million and $183 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized ratably over the service period. Unearned revenue was $77 million and $78 million at March 31, 2007 and December 31, 2006. These amounts are included in “Accrued expenses and other” on our consolidated balance sheets.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $151 million and $129 million for Q1 2007 and Q1 2006. Outbound shipping-related costs are included in “Cost of sales” and totaled $238 million and $197 million for Q1 2007 and Q1 2006. The net cost to us of shipping activities was $87 million and $68 million for Q1 2007 and Q1 2006.

Stock-Based Compensation

We account for stock-based awards under SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2007 and December 31, 2006 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds.

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	March 31, 2007	December 31, 2006
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	321	317
Other long-term debt	46	46

	1,267	1,263
Less current portion of long-term debt	(16)	(16)

	$1,251	$1,247

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At March 31, 2007, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 0.95%.
(2)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($113.36 per share, based on the exchange rate as of March 31, 2007). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $34 million and $39 million for Q1 2007 and Q1 2006.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2007:

	Nine Months Ended December 31, 2007	Year Ended December 31,				Thereafter	Total
		2008	2009	2010	2011
	(in millions)
Operating and capital commitments:
Debt principal (1)	$16	$—	$930	$321	$—	$—	$1,267
Debt interest (1)	23	66	44	22	—	—	155
Capital leases, including interest	29	11	9	5	4	5	63
Operating leases	99	118	96	79	58	219	669
Other commitments	19	4	8	6	1	21	59

Total commitments	$186	$199	$1,087	$433	$63	$245	$2,213

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2007, the Euro to U.S. Dollar exchange rate was 1.3355. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $84 million as of March 31, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at March 31, 2007 consisted of $36 million in “Marketable securities” and $145 million in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases, with fluctuations in our market capitalization (common shares outstanding multiplied by the closing price of our common stock) and based on our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	48	—	—	48

Balance at March 31, 2007	$108	$56	$20	$184

(1)	Represents collateral for certain debt related to our international operations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(2)	At March 31, 2007, our market capitalization was $16.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

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

In April 2007, SBJ Holdings 1, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by SBJ Holdings 1 purporting to cover a "Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data" (U.S. Patent No. 6,330,592) and seeks injunctive relief, monetary damages, treble damages for alleged willful infringement, prejudgment and postjudgement interest, costs and attorneys' fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

See also “Note 8 – Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Repurchase Activity

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $500 million of our common stock from which we repurchased 8.2 million shares for $252 million in 2006 and 6.3 million shares for $248 million in Q1 2007.

In April 2007, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $500 million of our common stock.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 1.0 million and 0.8 million shares of common stock during Q1 2007 and Q1 2006 with a per share weighted average fair value of $38.37 and $40.61. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Stock options (1)	6.5	7.4
Restricted stock units	14.5	14.5

Total outstanding stock awards	21.0	21.9

(1)	The weighted average per share exercise price was $18.18 and $17.18 at March 31, 2007 and December 31, 2006.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units, totaled 430 million and 436 million at March 31, 2007 and December 31, 2006. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the quarter ended March 31, 2007 (in millions):

Number of Units
Outstanding at December 31, 2006	14.5
Units granted	1.0
Units vested	(0.4)
Units cancelled	(0.6)

Outstanding at March 31, 2007	14.5

Scheduled vesting for outstanding restricted stock units at March 31, 2007 is as follows (in millions):

	Nine Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
Scheduled vesting—restricted stock units	2.9	4.9	3.3	2.2	0.7	0.5	14.5

As of March 31, 2007, there was $204 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

Note 6 — Comprehensive Income

Comprehensive income was $114 million and $54 million for Q1 2007 and Q1 2006. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(4)	$(11)
Loss on redemption of long-term debt	—	(6)
Foreign-currency gain on intercompany balances	3	15
Other	(1)	(1)

Total remeasurements and other	$(2)	$(3)

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $3 million and $5 million in Q1 2007 and Q1 2006.

Effective January 1, 2007, we adopted the provisions of FIN 48. As of January 1, 2007, our unrecognized tax benefits (“tax contingencies”) totaled $110 million.

As a result of the implementation of FIN 48, our tax contingencies increased $8 million, which were accounted for as a decrease to retained earnings of $11 million, which would otherwise have increased our income tax expense in prior periods, and an increase to additional paid-in capital of $3 million related to the tax benefits of excess stock-based compensation deductions. These amounts do not include the federal tax benefit associated with these tax contingencies that will be available to us. To reflect the federal benefit upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $2 million which was accounted for as a $3 million increase to retained earnings and a $1 million decrease to additional paid-in capital.

We recognize interest and penalties related to our tax contingencies as income tax expense. Our January 1, 2007 tax contingencies include $13 million of interest and penalties, including a $9 million increase related to our adoption of FIN 48. This increase decreased retained earnings by $6 million, which is net of a $3 million federal tax benefit.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Pennsylvania for 2002 through 2006, Kentucky for 2003 through 2006, Delaware for 2004 through 2006, France for 2003 through 2006, Germany for 1998 through 2006, Luxembourg for 2003 through 2006, and the United Kingdom for 1999 through 2006. In addition, in February 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $90 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 9 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. Additionally, we do not allocate the line item “Other operating expense, net” to our segment operating results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
North America
Net sales	$1,622	$1,247
Cost of sales	1,183	906

Gross profit	439	341
Direct segment operating expenses	353	279

Segment operating income	$86	$62

International
Net sales	$1,393	$1,032
Cost of sales	1,113	826

Gross profit	280	206
Direct segment operating expenses	187	148

Segment operating income	$93	$58

Consolidated
Net sales	$3,015	$2,279
Cost of sales	2,296	1,732

Gross profit	719	547
Direct segment operating expenses	540	427

Segment operating income	179	120
Stock-based compensation	(34)	(11)
Other operating expense, net	—	(3)

Income from operations	145	106
Total non-operating expense	(1)	(10)
Provision for income taxes	(33)	(45)

Net income	$111	$51

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

Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites and efficiently managing our operating costs, offset by investments we make in longer-term strategic initiatives, which generally require us to hire additional software engineers, computer scientists, and merchandisers. To increase product sales, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery times, increasing selection, increasing product categories, expanding product information, improving ease of use, and earning customer trust. We generally focus on growing gross profit and operating profit dollars rather than maximizing margin percentages. Because we have deferred tax assets from net operating loss carryforwards, the free cash flow impact from income taxes paid is currently less than our income tax provision.

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

the interests of our shareholders and employees. Restricted stock units result in charges to our consolidated statements of operations based on the fair value of the awards at the grant date recorded on an accelerated basis over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 430 million and 436 million at March 31, 2007 and December 31, 2006. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. In Q1 2007, we repurchased 6 million shares of our common stock under a repurchase program authorized by our Board of Directors in August 2006.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13 and 14 for Q1 2007 and Q1 2006. Inventory turnover has declined over the last several years, primarily due to changes in product mix and our continuing focus on in-stock inventory availability. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 47 and 48 for Q1 2007 and Q1 2006. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We will continue to invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2006 Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

We utilize the accelerated method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a level of complexity in estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cash provided by (used in):
Operating activities	$(279)	$(303)	$726	$724
Investing activities	235	84	(183)	(496)
Financing activities	(232)	(296)	(334)	(234)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $521 million for the trailing twelve months ended March 31, 2007, compared to $501 million for the trailing twelve months ended March 31, 2006, an increase of 4%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. Free cash flow for the twelve months ended March 31, 2006, was reduced by a $40 million payment for a patent litigation settlement in Q3 2005. Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.4 billion and $2.0 billion at March 31, 2007 and December 31, 2006. Amounts held in foreign currencies were $458 million and $623 million at March 31, 2007 and December 31, 2006, and were primarily Euros, British Pounds, and Japanese Yen.

Cash used in operating activities was $279 million and $303 million for Q1 2007 and Q1 2006. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities, cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by investing activities was $235 million and $84 million for Q1 2007 and Q1 2006, with the variability caused primarily by purchases, maturities, and sales of marketable securities. Capital expenditures were $34 million and $46 million during Q1 2007 and Q1 2006, with these expenditures reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $25 million for internal-use software and website development during both Q1 2007 and Q1 2006. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We also made payments, net of acquired cash, of $28 million in Q1 2006 to purchase a company.

Cash used in financing activities was $232 million and $296 million during Q1 2007 and Q1 2006. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $17 million and $313 million in Q1 2007 and Q1 2006, including the Q1 2006 repayment of €250 million of our 6.875% PEACS for $300 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options and tax benefits relating to excess stock-based compensation deductions. Cash inflows from proceeds from exercise of employee stock options were $9 million and $7 million for Q1 2007 and Q1 2006. Cash inflows from tax benefits related to stock-based compensation deductions were $24 million and $7 million for Q1 2007 and Q1 2006. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

In Q1 2007 and Q1 2006 we recorded net tax provisions of $33 million and $45 million. A majority of this provision is non-cash. We have net operating losses that are classified as deferred tax assets and are being utilized to reduce our taxes payable to nominal levels. As such, cash taxes paid were $3 million and $5 million for Q1 2007 and Q1 2006. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In 2006, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of $500 million of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS. Additionally, in August 2006 our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $500 million of our common stock of which we repurchased $252 million in 2006 and $248 million in Q1 2007. In April 2007, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $500 million of our common stock.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. As a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement. Additionally, since our interest payable on our 6.875% PEACS is due in Euros, the balance of interest payable is subject to gains or losses on currency movements until the date of the interest payment. Gains or losses on the remeasurement of our Euro-denominated interest payable are classified as “Other expense, net” on our consolidated statements of operations.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13 and 14 for Q1 2007 and Q1 2006. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, our mix of third-party sales, and the extent we choose to utilize outsource fulfillment providers, among other factors. The decline in inventory turnover is primarily attributed to our emphasis on category expansion and maintaining wide selection of in-stock inventory, which enables faster delivery of products to our customers.

The following summarizes our principal contractual commitments as of March 31, 2007:

	Nine Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$16	$—	$930	$321	$—	$—	$1,267
Debt interest (1)	23	66	44	22	—	—	155
Capital leases, including interest	29	11	9	5	4	5	63
Operating leases	99	118	96	79	58	219	669
Other commitments	19	4	8	6	1	21	59
Purchase obligations (2)	405	11	11	9	10	5	451

Total commitments	$591	$210	$1,098	$442	$73	$250	$2,664

(1)	At March 31, 2007, the Euro to U.S. Dollar exchange rate was 1.3355. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $84 million as of March 31, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify marketable securities, where a use restriction exists for a period of twelve months or longer, as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at March 31, 2007 consisted of $36 million in “Marketable securities” and $145 million in “Other assets”. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases with fluctuations in our market capitalization (common shares outstanding multiplied by the closing price of our common stock) and based on our credit rating. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	48	—	—	48

Balance at March 31, 2007	$108	$56	$20	$184

(1)	Represents collateral for certain debt related to our international operations.
(2)	At March 31, 2007, our market capitalization was $16.3 billion. The required amount of collateral to be pledged will increase by $6 million if our market capitalization is equal to or below $13 billion and decrease by $5 million if our market capitalization exceeds $18 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net Sales:
North America	$1,622	$1,247
International	1,393	1,032

Consolidated	$3,015	$2,279

Year-over-year Percentage Growth:
North America	30%	21%
International	35	18
Consolidated	32	20
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	30%	21%
International	27	29
Consolidated	29	25
Net Sales Mix:
North America	54%	55%
International	46	45

Consolidated	100%	100%

Revenue increased 32% in Q1 2007, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $84 million for Q1 2007. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 30% for Q1 2007. This revenue growth primarily reflects increased unit sales driven by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, shift in mix of product sales from media to electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings in our existing categories.

The International revenue growth rate was 35% for Q1 2007. This revenue growth primarily reflects increased unit sales driven by our continued efforts to reduce prices for our customers, including from our free shipping offers, shift in mix of product sales from media to electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings in our existing categories. Additionally, changes in exchange rates positively affected International net sales by $84 million for Q1 2007.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Gross Profit:
North America	$439	$341
International	280	206

Consolidated	$719	$547

Gross Profit Growth Rate:
North America	29%	22%
International	36	15
Consolidated	31	19
Gross Margin:
North America	27.1%	27.3%
International	20.1	20.0
Consolidated	23.8	24.0

The increase in gross profit in absolute terms during Q1 2007 compared with Q1 2006 corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We offer promotions, such as free membership trials for Amazon Prime, and we expect to continue to offer these promotions in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites represented 30% and 29% of unit sales for Q1 2007 and Q1 2006. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q1 2007 decreased compared to Q1 2006 primarily as a result of our efforts to continue reducing prices for our customers and change of mix in product sales. International segment gross margins in Q1 2007 were relatively flat compared to Q1 2006.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$151	$129
Outbound shipping costs	(238)	(197)

Net shipping cost	$(87)	$(68)

Year-over-year Percentage Growth:
Shipping revenue	17%	20%
Outbound shipping costs	21	21
Net shipping cost	28	22
Percent of Net Sales:
Shipping revenue	5.0%	5.7%
Outbound shipping costs	(7.9)	(8.7)

Net shipping cost	(2.9)%	(3.0)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net Sales:
North America
Media	$990	$815
Electronics and other general merchandise	564	374
Other (1)	68	58

Total North America	$1,622	$1,247

International
Media	$1,000	$763
Electronics and other general merchandise	383	265
Other (1)	10	4

Total International	$1,393	$1,032

Consolidated
Media	$1,990	$1,578
Electronics and other general merchandise	947	639
Other (1)	78	62

Total consolidated	$3,015	$2,279

Year-over-year Percentage Growth:
North America
Media	21%	17%
Electronics and other general merchandise	51	33
Other	17	24
Total North America	30	21
International
Media	31%	13%
Electronics and other general merchandise	44	33
Other	150	432
Total International	35	18
Consolidated
Media	26%	15%
Electronics and other general merchandise	48	33
Other	26	31
Total consolidated	32	20
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	24%	24%
Electronics and other general merchandise	34	45
Other	128	477
Total International	27	29
Consolidated
Media	23%	20%
Electronics and other general merchandise	44	38
Other	25	32
Total consolidated	29	25
Consolidated Net Sales Mix:
Media	66%	69%
Electronics and other general merchandise	31	28
Other	3	3

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	As	Stock-Based		As	Stock-Based
	Reported	Compensation	Net	Reported	Compensation	Net
Operating Expenses:
Fulfillment	$260	$(7)	$253	$193	$(3)	$190
Marketing	72	(1)	71	54	—	54
Technology and content	186	(19)	167	146	(8)	138
General and administrative	56	(7)	49	45	—	45
Other operating expense	—	—	—	3	—	3

Total operating expenses	$574	$(34)	$540	$441	$(11)	$430

Year-over-year Percentage Growth:
Fulfillment	35%		33%	16%		17%
Marketing	34		31	21		26
Technology and content	27		20	59		69
General and administrative	24		10	(3)		7
Percent of Net Sales:
Fulfillment	8.6%		8.4%	8.5%		8.3%
Marketing	2.4		2.3	2.4		2.4
Technology and content	6.2		5.5	6.4		6.1
General and administrative	1.9		1.6	2.0		2.0

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q1 2007 relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain third-party seller transactions; and costs from expanding fulfillment capacity.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those associated with our guarantee for certain third-party seller transactions, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to reduce customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with third-party seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of revenue versus our retail sales, our third-party sales have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in Q1 2007 and throughout 2006 through gains in efficiencies as well as increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

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

Marketing costs increased in absolute dollars in Q1 2007 compared to Q1 2006 due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We are investing in several areas of technology and content including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. We are also investing in technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. We believe these initiatives are important to our long-term success. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. We intend to continue investing in areas of technology and content as we continue to add employees to our staff and add technology infrastructure.

During Q1 2007 and Q1 2006, we capitalized $29 million (including $4 million of stock-based compensation) and $26 million (including $1 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $27 million and $18 million for Q1 2007 and Q1 2006.

A significant majority of our technology costs are incurred in the U.S. and are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in Q1 2007 compared to Q1 2006 is primarily due to increases in payroll and related expenses.

Other Operating Expense, net

Other operating expense, net includes the net effect of litigation settlements as well as intangibles amortization. Other operating expense for Q1 2006 primarily included intangibles amortization.

Stock-Based Compensation

Stock-based compensation was $34 million and $11 million during Q1 2007 and Q1 2006. The increase in stock-based compensation is primarily attributable to a cumulative forfeiture adjustment benefit in Q1 2006 of $13 million, $8 million net of tax, and to general growth in restricted stock unit grants corresponding with an increase in employees.

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

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($321 million based on the exchange rate at March 31, 2007) principal balance of our 6.875% PEACS at March 31, 2007. Interest expense was $19 million and $21 million in Q1 2007 and Q1 2006, with declines primarily relating to principal repayment of €250 million in Q1 2006.

Our total long-term debt was $1.25 billion at both March 31, 2007 and December 31, 2006. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $20 million and $15 million during Q1 2007 and Q1 2006. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(4)	$(11)
Loss on redemption of long-term debt	—	(6)
Foreign-currency gain on intercompany balances	3	15
Other	(1)	(1)

Total remeasurements and other	$(2)	$(3)

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2007 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% statutory rate resulting from establishing our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions. Cash paid for income taxes was $3 million and $5 million in Q1 2007 and Q1 2006.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three months ended March 31,
	2007			2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$2,931	$84	$3,015	$2,373	$(94)	$2,279
Gross profit	702	17	719	566	(19)	547
Operating expenses	564	10	574	452	(11)	441
Income from operations	138	7	145	114	(8)	106
Net interest expense and other (3)	1	—	1	(8)	1	(7)
Remeasurements and other income (expense) (4)	(1)	(1)	(2)	(7)	4	(3)
Net income	106	5	111	53	(2)	51
Diluted earnings per share	$0.25	$0.01	$0.26	$0.12	$—	$0.12

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended March 31, 2007 and 2006 (in millions):

	Twelve Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$726	$724
Purchases of fixed assets, including internal-use software and website development	(205)	(223)

Free cash flow	$521	$501

Net cash used in investing activities	$(183)	$(496)

Net cash used in financing activities	$(334)	$(234)

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

Guidance

We provided guidance on April 24, 2007, in our earnings release furnished on Form 8-K as follows:

Second Quarter 2007 Guidance

•	Net sales are expected to be between $2.70 billion and $2.85 billion, or to grow between 26% and 33% compared with second quarter 2006.

•

Operating income is expected to be between $65 million and $105 million, or grow between 39% and 125% compared with second quarter 2006. This guidance includes $45 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2007 Expectations

•	Net sales are expected to be between $13.40 billion and $14.00 billion, or to grow between 25% and 31% compared with 2006.

•

Operating income is expected to be between $463 million and $593 million, or grow between 19% and 52% compared with 2006. This guidance includes $170 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

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

At March 31, 2007, we had long-term debt of $1.25 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $888 million and $883 million at March 31, 2007 and December 31, 2006. The fair value of the 6.875% PEACS was $324 million at March 31, 2007 (outstanding principal of €240 million), and $320 million at December 31, 2006 (outstanding principal of €240 million).

Foreign Exchange Risk

During Q1 2007, net sales from our International segment (consisting of www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, and www.joyo.com) accounted for 46% of our consolidated revenues. Net sales and related expenses generated from these websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q1 2007 increased by $84 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2007 of $458 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in fair value declines of $25 million, $45 million, or $90 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at March 31, 2007 of $192 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $20 million, and $40 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at March 31, 2007 of €240 million ($321 million, based on the exchange rate as of March 31, 2007). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $84 million as of March 31, 2007. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $30 million, or $65 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2007, our recorded basis in equity securities (including both publicly-traded and private companies) was $29 million, including $8 million classified as “Marketable securities,” and $21 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2007 of $45 million (recorded basis of $12 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $5 million, $15 million, or $25 million.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2006, we publicly announced that our Board of Directors had authorized the Company to repurchase up to $500 million of the Company’s common stock on or before August 28, 2008. The table below sets forth information regarding the Company’s purchases of its common stock during Q1 2007 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2007	—	$—	—	$248
February 1 – February 28, 2007	6.3	39.24	6.3	—
March 1 – March 31, 2007	—	—	—	—

Total	6.3	$39.24	6.3

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

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds
Vice President, Finance and Controller
(Principal Accounting Officer)

Dated: April 24, 2007

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