Form 10-Q
period 2007-06-30
AMAZON COM INC
filed 2007-07-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

413,398,871 shares of common stock, par value $0.01 per share, outstanding as of July 19, 2007

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$748	$507	$1,022	$1,013	$683	$629
OPERATING ACTIVITIES:
Net income	78	22	189	73	306	302
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	60	43	122	83	244	149
Stock-based compensation	46	30	80	41	140	84
Other operating expense, net	3	3	3	6	7	10
Losses (gains) on sales of marketable securities, net	—	(1)	1	1	(2)	—
Remeasurements and other	5	(11)	9	(7)	9	(14)
Deferred income taxes	(2)	(2)	—	8	14	(15)
Excess tax benefit on stock awards	(35)	(21)	(60)	(29)	(133)	(34)
Changes in operating assets and liabilities:
Inventories	25	30	151	63	(193)	(128)
Accounts receivable, net and other	(10)	16	56	66	(113)	(37)
Accounts payable	82	4	(520)	(438)	319	207
Accrued expenses and other	31	22	(28)	(42)	256	88
Additions to unearned revenue	64	38	109	92	223	181
Amortization of previously unearned revenue	(48)	(43)	(92)	(90)	(182)	(183)

Net cash provided by (used in) operating activities	299	130	20	(173)	895	610
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(47)	(58)	(82)	(104)	(195)	(235)
Acquisitions, net of cash acquired	(22)	—	(22)	(28)	(26)	(32)
Sales and maturities of marketable securities and other investments	161	249	945	537	2,253	883
Purchases of marketable securities and other investments	(180)	(232)	(694)	(362)	(2,262)	(1,009)

Net cash provided by (used in) investing activities	(88)	(41)	147	43	(230)	(393)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	35	7	44	13	65	55
Excess tax benefit on stock awards	35	21	60	29	133	34
Common stock repurchased	—	—	(248)	—	(500)	—
Proceeds from long-term debt and other	—	66	—	69	3	82
Repayments of long-term debt and capital lease obligations	(29)	(21)	(46)	(334)	(67)	(341)

Net cash provided by (used in) financing activities	41	73	(190)	(223)	(366)	(170)
Foreign-currency effect on cash and cash equivalents	4	14	5	23	22	7

Net increase (decrease) in cash and cash equivalents	256	176	(18)	(330)	321	54

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,004	$683	$1,004	$683	$1,004	$683

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1	$—	$44	$63	$68	$84
Cash paid for income taxes	7	3	10	8	17	15
Fixed assets acquired under capital leases and other financing arrangements	9	17	21	21	68	27

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$2,886	$2,139	$5,901	$4,418
Cost of sales	2,185	1,630	4,480	3,361

Gross profit	701	509	1,421	1,057
Operating expenses (1):
Fulfillment	258	189	518	383
Marketing	65	53	137	107
Technology and content	201	167	387	314
General and administrative	58	50	114	95
Other operating expense, net	3	3	3	6

Total operating expenses	585	462	1,159	905

Income from operations	116	47	262	152
Interest income	20	13	39	27
Interest expense	(19)	(19)	(38)	(38)
Other income (expense), net	(1)	1	(1)	—
Remeasurements and other	(5)	12	(7)	9

Total non-operating expense	(5)	7	(7)	(2)

Income before income taxes	111	54	255	150
Provision for income taxes	33	32	66	77

Net income	$78	$22	$189	$73

Basic earnings per share	$0.19	$0.05	$0.46	$0.18

Diluted earnings per share	$0.19	$0.05	$0.45	$0.17

Weighted average shares used in computation of earnings per share:
Basic	412	418	412	417

Diluted	423	426	421	426

(1) Includes stock-based compensation as follows:
Fulfillment	$10	$7	$17	$10
Marketing	2	1	3	2
Technology and content	25	16	44	23
General and administrative	9	6	16	6

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,004	$1,022
Marketable securities	661	997
Inventories	735	877
Accounts receivable, net and other	384	399
Deferred tax assets	75	78

Total current assets	2,859	3,373
Fixed assets, net	443	457
Deferred tax assets	224	199
Goodwill	214	195
Other assets	244	139

Total assets	$3,984	$4,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$1,816
Accrued expenses and other	641	716

Total current liabilities	1,936	2,532
Long-term debt	1,256	1,247
Other long-term liabilities	242	153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 427 and 422
Outstanding shares — 413 and 414	4	4
Treasury stock, at cost	(500)	(252)
Additional paid-in capital	2,704	2,517
Accumulated other comprehensive income (loss)	3	(1)
Accumulated deficit	(1,661)	(1,837)

Total stockholders’ equity	550	431

Total liabilities and stockholders’ equity	$3,984	$4,363

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating to the Joyo Amazon websites) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

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

Business Combinations

We acquired certain companies during the six months ended June 30, 2007 for an aggregate purchase price of $33 million, including cash payments of $24 million in the six months ended June 30, 2007 and future cash payments of $9 million. We also made principal payments of $13 million on acquired debt in connection with one of these acquisitions. Additional consideration for these acquisitions is contingent upon continued employment. This amount is expensed as compensation over the employment period and not included in the purchase price. Acquired intangibles totaled $24 million and have estimated useful lives of between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $17 million and is classified as “Goodwill” on our consolidated balance sheets. The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired companies have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income for Q2 2007 and the six months ended June 30, 2007 was not significant.

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

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q2 2007 and Q2 2006, we capitalized $33 million (including $5 million of stock-based compensation) and $32 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2007 and 2006, we capitalized $62 million (including $9 million of stock-based compensation) and $58 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $28 million and $20 million for Q2 2007 and Q2 2006, and $55 million and $38 million for the six months ended June 30, 2007 and 2006.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $63 million and $41 million for Q2 2007 and Q2 2006, and $124 million and $79 million for the six months ended June 30, 2007 and 2006.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to certain equity investments; intangible assets, net of amortization; deferred issuance charges on our long-term debt, which are amortized over the life of the debt; and marketable securities restricted for longer than one year. At June 30, 2007 and December 31, 2006, intangible assets, net, were $39 million and $21 million; equity investments were $19 million for each period; and deferred issuance charges were $6 million and $7 million. At June 30, 2007 and December 31, 2006, marketable securities restricted for longer than one year were $171 million and $86 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Accrued Expenses and Other

Included in “Accrued expenses and other” at June 30, 2007 and December 31, 2006 are liabilities of $173 million and $183 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized ratably over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $77 million and $78 million at June 30, 2007 and December 31, 2006. Non-current unearned revenue was $15 million at June 30, 2007; at December 31, 2006 these amounts were not significant.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries since we intend to invest such undistributed earnings indefinitely outside of the U.S.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $152 million and $128 million for Q2 2007 and Q2 2006, and $304 million and $257 million for the six months ended June 30, 2007 and

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

2006. Outbound shipping-related costs are included in “Cost of sales” and totaled $227 million and $188 million for Q2 2007 and Q2 2006, and $466 million and $385 million for the six months ended June 30, 2007 and 2006. The net cost to us of shipping activities was $75 million and $60 million for Q2 2007 and Q2 2006, and $162 million and $128 million for the six months ended June 30, 2007 and 2006.

Stock-Based Compensation

We account for stock-based awards under SFAS 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2007 and December 31, 2006 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds.

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	June 30, 2007	December 31, 2006
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$900	$900
6.875% PEACS due February 2010 (2)	325	317
Other long-term debt	47	46

	1,272	1,263
Less current portion of long-term debt	(16)	(16)

	$1,256	$1,247

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At June 30, 2007, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 0.95%.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(2)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($114.96 per share, based on the exchange rate as of June 30, 2007). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $33 million and $39 million for Q2 2007 and Q2 2006, and $67 million and $77 million for the six months ended June 30, 2007 and 2006.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2007:

	Six Months Ended December 31, 2007	Year Ended December 31,				Thereafter	Total
		2008	2009	2010	2011
	(in millions)
Operating and capital commitments:
Debt principal (1)	$16	$—	$931	$325	$—	$—	$1,272
Debt interest (1)	23	66	44	22	—	—	155
Capital leases, including interest	20	14	12	7	5	6	64
Operating leases	67	119	100	85	64	244	679
Other commitments (2)	29	9	12	6	1	20	77

Total commitments	$155	$208	$1,099	$445	$70	$270	$2,247

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2007, the Euro to U.S. Dollar exchange rate was 1.3543. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $88 million as of June 30, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Excludes unrecognized tax benefits under FIN 48 of $102 million for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 8 — Income Taxes”.

Additionally, in July 2007, we committed to invest $60 million through July 2008 to acquire rights to intellectual property. License payments associated with the acquired rights will be amortized over the useful life of the related intellectual property.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2007 consisted of $32 million in “Marketable securities” and $167 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	69	1	(7)	63

Balance at June 30, 2007	$129	$57	$13	$199

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2007, our market capitalization was $28.3 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

In October 2006, IBM filed two patent infringement lawsuits against us in the United States District Court for the Eastern District of Texas. The complaints alleged that various aspects of our website technology infringe five patents obtained by IBM purporting to cover a “System for Ordering Items Using an Electronic Catalog” (U.S. Patent No. 5,319,542), a “Method for Storing Data in an Interactive Computer Network” (U.S. Patent No. 5,442,771), a “System for Adjusting Hypertext Links with Weighed User Goals and Activities” (U.S. Patent No. 5,446,891), a “Method for Presenting Applications in an Interactive Service” (U.S. Patent No. 5,796,967), and a “Method of Presenting Advertising in an Interactive Service” (U.S. Patent No. 7,072,849). The complaints sought injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, and attorneys’ fees. In response, we asserted counterclaims in both actions alleging that IBM’s WebSphere service infringes several of our patents. In May 2007, we announced that we entered into a settlement of the litigation that included, among other things, a payment to IBM and a long-term patent cross-license agreement.

In April 2007, SBJ Holdings 1, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by SBJ Holdings 1 purporting to cover a “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data” (U.S. Patent No. 6,330,592) and seeks injunctive relief, monetary

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

damages, treble damages for alleged willful infringement, prejudgment and post-judgment interest, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 8 — Income Taxes.”

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

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 5.8 million shares of common stock during both Q2 2007 and Q2 2006 with a per share weighted average fair value of $44.34 and $36.81. For the six months ended June 30, 2007 and 2006, we granted stock awards representing 6.9 million and 6.6 million shares of common stock with a per share weighted average fair value of $43.43 and $37.10. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Stock options (1)	3.5	7.4
Restricted stock units	18.6	14.5

Total outstanding stock awards	22.1	21.9

(1)	The weighted average per share exercise price was $22.93 and $17.18 at June 30, 2007 and December 31, 2006.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units, totaled 435 million and 436 million at June 30, 2007 and December 31, 2006. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2007 (in millions):

Number of Units
Outstanding at December 31, 2006	14.5
Units granted	6.9
Units vested	(1.5)
Units cancelled	(1.3)

Outstanding at June 30, 2007	18.6

Scheduled vesting for outstanding restricted stock units at June 30, 2007 is as follows (in millions):

	Six Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
Scheduled vesting—restricted stock units	1.8	6.0	6.0	2.9	1.2	0.7	18.6

As of June 30, 2007, there was $306 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.3 years.

Note 6 — Comprehensive Income

Comprehensive income was $79 million and $11 million for Q2 2007 and Q2 2006, and $193 million and $65 million for the six months ended June 30, 2007 and 2006. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(5)	$(16)	$(8)	$(27)
Loss on redemption of long-term debt	—	—	—	(6)
Foreign-currency gain on intercompany balances	3	26	5	41
Other	(3)	2	(4)	1

Total remeasurements and other	$(5)	$12	$(7)	$9

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $7 million and $3 million in Q2 2007 and Q2 2006, and $10 million and $8 million for the six months ended June 30, 2007 and 2006.

Effective January 1, 2007, we adopted the provisions of FIN 48. As of January 1, 2007, our unrecognized tax benefits (“tax contingencies”) totaled $110 million.

As a result of the implementation of FIN 48, our tax contingencies increased $8 million, which was accounted for as a decrease to retained earnings of $11 million, which would otherwise have increased our income tax expense in prior periods, and an increase to additional paid-in capital of $3 million related to the tax benefits of excess stock-based compensation deductions. These amounts do not include the federal tax benefit associated with these tax contingencies that will be available to us. To reflect the federal benefit upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $2 million which was accounted for as a $3 million increase to retained earnings and a $1 million decrease to additional paid-in capital. As of June 30, 2007, changes to our tax contingencies that are reasonably possible in the next 12 months are not material.

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
North America
Net sales	$1,601	$1,157	$3,223	$2,404
Cost of sales	1,167	848	2,350	1,753

Gross profit	434	309	873	651
Direct segment operating expenses	352	284	705	565

Segment operating income	$82	$25	$168	$86

International
Net sales	$1,285	$982	$2,678	$2,014
Cost of sales	1,018	782	2,130	1,608

Gross profit	267	200	548	406
Direct segment operating expenses	184	145	371	293

Segment operating income	$83	$55	$177	$113

Consolidated
Net sales	$2,886	$2,139	$5,901	$4,418
Cost of sales	2,185	1,630	4,480	3,361

Gross profit	701	509	1,421	1,057
Direct segment operating expenses	536	429	1,076	858

Segment operating income	165	80	345	199
Stock-based compensation	(46)	(30)	(80)	(41)
Other operating expense, net	(3)	(3)	(3)	(6)

Income from operations	116	47	262	152
Total non-operating expense	(5)	7	(7)	(2)
Provision for income taxes	(33)	(32)	(66)	(77)

Net income	$78	$22	$189	$73

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

utilize restricted stock units as our primary vehicle for equity compensation because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our consolidated statements of operations based on the fair value of the awards at the grant date recorded on an accelerated basis over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 435 million and 436 million at June 30, 2007 and December 31, 2006. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. In Q1 2007, we repurchased 6 million shares of our common stock under a repurchase program authorized by our Board of Directors.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13 and 14 for Q2 2007 and Q2 2006. Inventory turnover has declined over the last several years, primarily due to changes in product mix and our continuing focus on in-stock inventory availability. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 54 and 53 for Q2 2007 and Q2 2006. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Since we primarily issue restricted stock units to our employees, the complexity of valuation issues for stock compensation is greatly reduced. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2007	2006	2007	2006	2007	2006
	(in millions)		(in millions)		(in millions)
Cash provided by (used in):
Operating activities	$299	$130	$20	$(173)	$895	$610
Investing activities	(88)	(41)	147	43	(230)	(393)
Financing activities	41	73	(190)	(223)	(366)	(170)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $700 million for the trailing twelve months ended June 30, 2007, compared to $375 million for the trailing twelve months ended June 30, 2006, an increase of 87%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended June 30, 2007 primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.7 billion and $2.0 billion at June 30, 2007 and December 31, 2006. Amounts held in foreign currencies were $530 million and $623 million at June 30, 2007 and December 31, 2006, and were primarily Euros, British Pounds, and Japanese Yen. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash provided by operating activities was $299 million and $130 million for Q2 2007 and Q2 2006. Cash provided by operating activities was $20 million for the six months ended June 30, 2007, compared to cash used in operating activities of $173 million for the six months ended June 30, 2006. The improvements in operating cash flow in Q2 2007 and for the six months ended June 30, 2007, compared to comparable prior periods, primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $88 million and $41 million for Q2 2007 and Q2 2006. Cash provided by investing activities was $147 million and $43 million for the six months ended June 30, 2007 and 2006. The variability in cash provided by (used in) investing activities for the periods presented was primarily caused by purchases, maturities, and sales of marketable securities. Capital expenditures were $47 million and $58 million during Q2 2007 and Q2 2006, and $82 million and $104 million for the six months ended June 30, 2007 and 2006, with these expenditures reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $28 million and $27 million for internal-use software and website development during Q2 2007 and Q2 2006, and $53 million and $51 million for the six months ended June 30, 2007 and 2006. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We purchased certain companies during the six months ended June 30, 2007 and 2006, resulting in cash payments, net of acquired cash, of $22 million and $28 million attributable to cash provided by (used in) investing activities.

Cash provided by financing activities was $41 million and $73 million during Q2 2007 and Q2 2006. Cash used in financing activities was $190 million and $223 million for the six months ended June 30, 2007 and 2006. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $29 million and $21 million in Q2 2007 and Q2 2006, and $46 million and $334 million for the six months ended June 30, 2007 and 2006, including the Q1 2006 repayment of €250 million of our 6.875% PEACS for $300 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options and tax benefits relating to excess stock-based compensation deductions. Cash inflows from proceeds from exercise of employee stock options were $35 million and $7 million for Q2 2007 and Q2 2006, and $44 million and $13 million for the six months ended June 30, 2007 and 2006. Cash inflows from tax benefits related to stock-based compensation deductions were $35 million and $21 million for Q2 2007 and Q2 2006, and $60 million and $29 million for the six months ended June 30, 2007 and 2006. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

We recorded net tax provisions of $33 million and $32 million in Q2 2007 and Q2 2006, and $66 million and $77 million for the six months ended June 30, 2007 and 2006. A majority of this provision is non-cash. We have net operating losses that are classified as deferred tax assets and are being utilized to reduce our taxes payable to nominal levels. As such, cash taxes paid were $7 million and $3 million for Q2 2007 and Q2 2006, and $10 million and $8 million for the six months ended June 30, 2007 and 2006. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13 and 14 for Q2 2007 and Q2 2006. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, our mix of third-party sales, and the extent we choose to utilize outsource fulfillment providers, among other factors. The decline in inventory turnover is primarily attributed to our emphasis on category expansion and maintaining wide selection of in-stock inventory, which enables faster delivery of products to our customers.

The following summarizes our principal contractual commitments as of June 30, 2007:

	Six Months Ended December 31, 2007	Year Ended December 31,				Thereafter	Total
		2008	2009	2010	2011
	(in millions)
Operating and capital commitments:
Debt principal (1)	$16	$—	$931	$325	$—	$—	$1,272
Debt interest (1)	23	66	44	22	—	—	155
Capital leases, including interest	20	14	12	7	5	6	64
Operating leases	67	119	100	85	64	244	679
Other commitments (2)	29	9	12	6	1	20	77
Purchase obligations (3)	494	11	12	9	3	6	535

Total commitments	$649	$219	$1,111	$454	$73	$276	$2,782

(1)	At June 30, 2007, the Euro to U.S. Dollar exchange rate was 1.3543. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $88 million as of June 30, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Excludes unrecognized tax benefits under FIN 48 of $102 million for which cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 8 — Income Taxes”.
(3)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2007 consisted of $32 million in “Marketable securities” and $167 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	69	1	(7)	63

Balance at June 30, 2007	$129	$57	$13	$199

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2007, our market capitalization was $28.3 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net Sales:
North America	$1,601	$1,157	$3,223	$2,404
International	1,285	982	2,678	2,014

Consolidated	$2,886	$2,139	$5,901	$4,418

Year-over-year Percentage Growth:
North America	38%	21%	34%	21%
International	31	24	33	21
Consolidated	35	22	34	21
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	38%	20%	34%	21%
International	26	27	27	28
Consolidated	33	23	31	24
Net Sales Mix:
North America	55%	54%	55%	54%
International	45	46	45	46

Consolidated	100%	100%	100%	100%

Revenue increased 35% in Q2 2007 and 34% for the six months ended June 30, 2007, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $46 million for Q2 2007 and $129 million for the six months ended June 30, 2007. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 38% for Q2 2007 and 34% for the six months ended June 30, 2007. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, a larger base of sales in faster growing categories such as electronics, increased in-stock inventory availability, increased selection of product offerings in our existing categories, and the fact that in Q2 2006 we were winding down our contract with Toysrus.com and had not launched our new toys, video games and baby stores.

The International revenue growth rate was 31% for Q2 2007 and 33% for the six months ended June 30, 2007. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, a larger base of sales in faster growing categories such as electronics, increased in-stock inventory availability, and increased selection of product offerings in our existing categories. Additionally, changes in exchange rates positively affected International net sales by $45 million for Q2 2007 and $129 million for the six months ended June 30, 2007.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gross Profit:
North America	$434	$309	$873	$651
International	267	200	548	406

Consolidated	$701	$509	$1,421	$1,057

Gross Profit Growth Rate:
North America	40%	11%	34%	17%
International	34	16	35	16
Consolidated	38	13	34	16
Gross Margin:
North America	27.1%	26.7%	27.1%	27.1%
International	20.8	20.4	20.5	20.2
Consolidated	24.3	23.8	24.1	23.9

The increase in gross profit in absolute terms during Q2 2007 and the six months ended June 30, 2007 compared with comparable prior year periods corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We offer promotions, such as free membership trials for Amazon Prime, and we expect to continue to offer these promotions in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites represented 30% and 29% of unit sales for Q2 2007 and Q2 2006, and 30% and 29% for the six months ended June 30, 2007 and 2006. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q2 2007 increased compared to Q2 2006 due primarily to the wind-down and termination of our contract with Toysrus.com, which negatively impacted Q2 2006 gross margin by approximately 170 basis points, offset partially by a larger base of sales in faster growing categories such as electronics and our efforts to continue reducing prices for our customers. North America segment gross margins for the six months ended June 30, 2007 were relatively flat compared to the six months ended June 30, 2006. International segment gross margins in Q2 2007 and the six months ended June 30, 2007 increased compared to comparable prior year periods due to increases in sales of products by third-party sellers, offset partially by our efforts to continue reducing prices for our customers, including from our free shipping offers, and a larger base of sales in faster growing categories such as electronics.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$152	$128	$304	$257
Outbound shipping costs	(227)	(188)	(466)	(385)

Net shipping cost	$(75)	$(60)	$(162)	$(128)

Year-over-year Percentage Growth:
Shipping revenue	19%	24%	18%	22%
Outbound shipping costs	21	27	21	24
Net shipping cost	25	33	27	27
Percent of Net Sales:
Shipping revenue	5.3%	6.0%	5.1%	5.8%
Outbound shipping costs	(7.9)	(8.8)	(7.8)	(8.7)

Net shipping cost	(2.6)%	(2.8)%	(2.7)%	(2.9)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net Sales:
North America
Media	$923	$730	$1,913	$1,545
Electronics and other general merchandise	606	365	1,170	738
Other (1)	72	62	140	121

Total North America	$1,601	$1,157	$3,223	$2,404

International
Media	$910	$718	$1,910	$1,481
Electronics and other general merchandise	364	259	747	524
Other (1)	11	5	21	9

Total International	$1,285	$982	$2,678	$2,014

Consolidated
Media	$1,833	$1,448	$3,823	$3,026
Electronics and other general merchandise	970	624	1,917	1,262
Other (1)	83	67	161	130

Total consolidated	$2,886	$2,139	$5,901	$4,418

Year-over-year Percentage Growth:
North America
Media	26%	15%	24%	16%
Electronics and other general merchandise	66	32	58	32
Other	15	25	16	25
Total North America	38	21	34	21
International
Media	27%	17%	29%	15%
Electronics and other general merchandise	40	45	42	39
Other	143	354	147	388
Total International	31	24	33	21
Consolidated
Media	27%	16%	26%	16%
Electronics and other general merchandise	55	37	52	35
Other	23	32	25	31
Total consolidated	35	22	34	21
Year-over-year Percentage Growth excluding the effect of exchange rates:
International
Media	23%	20%	23%	22%
Electronics and other general merchandise	34	48	34	46
Other	128	362	128	412
Total International	26	27	27	28
Consolidated
Media	25%	18%	24%	19%
Electronics and other general merchandise	53	38	48	38
Other	22	32	23	32
Total consolidated	33	23	31	24
Consolidated Net Sales Mix:
Media	63%	68%	65%	68%
Electronics and other general merchandise	34	29	32	29
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$258	$(10)	$248	$189	$(7)	$182
Marketing	65	(2)	63	53	(1)	52
Technology and content	201	(25)	176	167	(16)	151
General and administrative	58	(9)	49	50	(6)	44
Other operating expense	3	—	3	3	—	3

Total operating expenses	$585	$(46)	$539	$462	$(30)	$432

Year-over-year Percentage Growth:
Fulfillment	36%		36%	20%		20%
Marketing	23		23	26		28
Technology and content	20		16	58		63
General and administrative	15		11	32		37
Percent of Net Sales:
Fulfillment	9.0%		8.6%	8.9%		8.5%
Marketing	2.2		2.2	2.5		2.4
Technology and content	7.0		6.1	7.8		7.1
General and administrative	2.0		1.7	2.4		2.1

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$518	$(17)	$501	$383	$(10)	$373
Marketing	137	(3)	134	107	(2)	105
Technology and content	387	(44)	343	314	(23)	291
General and administrative	114	(16)	98	95	(6)	89
Other operating expense	3	—	3	6	—	6

Total operating expenses	$1,159	$(80)	$1,079	$905	$(41)	$864

Year-over-year Percentage Growth:
Fulfillment	35%		35%	18%		18%
Marketing	28		27	23		27
Technology and content	23		18	58		66
General and administrative	19		10	13		20
Percent of Net Sales:
Fulfillment	8.8%		8.5%	8.7%		8.4%
Marketing	2.3		2.3	2.4		2.4
Technology and content	6.6		5.8	7.1		6.6
General and administrative	1.9		1.7	2.2		2.0

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q2 2007 and for the six months ended June 30, 2007 relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity in the first half of 2007 and throughout 2006 through gains in efficiencies as well as increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

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

Marketing costs increased in absolute dollars in Q2 2007 and the six months ended June 30, 2007 compared to comparable prior year periods due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We continue to invest in several areas of technology and content including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. We are also investing in technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. The growth rate of our technology and content spending decreased in Q2 2007 and the six months ended June 30, 2007 compared to the comparable prior period. We intend to continue investing in areas of technology and content as we continue to add employees to our staff and add technology infrastructure.

During Q2 2007 and Q2 2006, we capitalized $33 million (including $5 million of stock-based compensation) and $32 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2007 and 2006, we capitalized $62 million (including $9 million of stock-based compensation) and $58 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $28 million and $20 million for Q2 2007 and Q2 2006, and $55 million and $38 million for the six months ended June 30, 2007 and 2006.

A significant majority of our technology costs are incurred in the U.S. and are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in Q2 2007 and the six months ended June 30, 2007 compared to comparable prior year periods is primarily due to increases in professional service fees and payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $46 million and $30 million during Q2 2007 and Q2 2006. Stock-based compensation was $80 million and $41 million during the six months ended June 30, 2007 and 2006. The increase in stock-based compensation is primarily attributable to the increased number of outstanding restricted stock units and higher grant date fair value per share, as well as a cumulative forfeiture adjustment benefit in Q1 2006 of $13 million, $8 million net of tax.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $900 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($325 million based on the exchange rate at June 30, 2007) principal balance of our 6.875% PEACS at June 30, 2007. Interest expense was $19 million in both Q2 2007 and Q2 2006, and $38 million for both the six months ended June 30, 2007 and 2006.

Our total long-term debt was $1.26 billion and $1.25 billion at June 30, 2007 and December 31, 2006. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $20 million and $13 million during Q2 2007 and Q2 2006, and $39 million and $27 million for the six months ended June 30, 2007 and 2006. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(5)	$(16)	$(8)	$(27)
Loss on redemption of long-term debt	—	—	—	(6)
Foreign-currency gain on intercompany balances	3	26	5	41
Other	(3)	2	(4)	1

Total remeasurements and other	$(5)	$12	$(7)	$9

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2007 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% statutory rate resulting from establishing our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions. Cash paid for income taxes was $7 million and $3 million in Q2 2007 and Q2 2006, and $10 million and $8 million for the six months ended June 30, 2007 and 2006.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended June 30,
	2007			2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$2,840	$46	$2,886	$2,163	$(24)	$2,139
Gross profit	691	10	701	514	(5)	509
Operating expenses	578	7	585	464	(2)	462
Income from operations	113	3	116	49	(2)	47
Net interest expense and other (3)	—	—	—	(4)	(1)	(5)
Remeasurements and other income (expense) (4)	(3)	(2)	(5)	2	10	12
Net income	77	1	78	19	3	22
Diluted earnings per share	$0.19	$—	$0.19	$0.04	$0.01	$0.05

	Six Months Ended June 30,
	2007			2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$5,772	$129	$5,901	$4,536	$(118)	$4,418
Gross profit	1,393	28	1,421	1,081	(24)	1,057
Operating expenses	1,141	18	1,159	918	(13)	905
Income from operations	252	10	262	163	(11)	152
Net interest expense and other (3)	—	—	—	(11)	—	(11)
Remeasurements and other income (expense) (4)	(4)	(3)	(7)	(5)	14	9
Net income	184	5	189	72	1	73
Diluted earnings per share	$0.44	$0.01	$0.45	$0.17	$—	$0.17

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended June 30, 2007 and 2006 (in millions):

	Twelve Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$895	$610
Purchases of fixed assets, including internal-use software and website development	(195)	(235)

Free cash flow	$700	$375

Net cash used in investing activities	$(230)	$(393)

Net cash used in financing activities	$(366)	$(170)

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

Guidance

We provided guidance on July 24, 2007, in our earnings release furnished on Form 8-K as follows:

Third Quarter 2007 Guidance

•	Net sales are expected to be between $3.0 billion and $3.175 billion, or to grow between 30% and 38% compared with third quarter 2006.

•

Operating income is expected to be between $75 million and $110 million, or grow between 88% and 175% compared with third quarter 2006. This guidance includes $50 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2007 Expectations

•	Net sales are expected to be between $13.80 billion and $14.30 billion, or to grow between 29% and 34% compared with 2006.

•

Operating income is expected to be between $540 million and $640 million, or grow between 39% and 65% compared with 2006. This guidance includes $185 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

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

At June 30, 2007, we had long-term debt of $1.26 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $900 million) was $920 million and $883 million at June 30, 2007 and December 31, 2006. The fair value of the 6.875% PEACS was $330 million at June 30, 2007 (outstanding principal of €240 million), and $320 million at December 31, 2006 (outstanding principal of €240 million).

Foreign Exchange Risk

During Q2 2007 and the six months ended June 30, 2007, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support our international websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q2 2007 increased by $46 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2007 of $530 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in fair value declines of $25 million, $55 million, or $105 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at June 30, 2007 of $172 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $20 million, and $35 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at June 30, 2007 of €240 million ($325 million, based on the exchange rate as of June 30, 2007). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $88 million as of June 30, 2007. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $35 million, or $65 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $4 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2007, our recorded basis in equity securities (including both publicly-traded and private companies) was $27 million, including $8 million classified as “Marketable securities,” and $19 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2007 of $44 million (recorded basis of $9 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $5 million, $15 million, or $20 million.

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

In 2004, we acquired Joyo.com Limited, which is organized under the laws of the British Virgin Islands and through a People’s Republic of China (“PRC”) entity, provides technology and services for the Joyo Amazon websites at www.joyo.cn and www.amazon.cn. The PRC regulates Joyo Amazon’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media products. In order to meet local ownership and regulatory licensing requirements, Joyo Amazon’s business is operated by PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo Amazon’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo Amazon (including its subsidiary and affiliates) were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo Amazon were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business. In addition, Joyo Amazon is subject to many of the risks described in “Our Business Could Suffer if We are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments.”

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 14, 2007. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Jeffrey P. Bezos	370,271,605	5,894,897
Tom A. Alberg	370,507,630	5,658,872
John Seely Brown	369,823,281	6,343,221
L. John Doerr	366,637,871	9,528,631
William B. Gordon	371,253,924	4,912,578
Myrtle S. Potter	371,286,734	4,879,768
Thomas O. Ryder	371,253,653	4,912,849
Patricia Q. Stonesifer	371,250,948	4,915,554

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	373,577,158
Against	1,152,335
Abstain	1,437,009
Broker Non-Votes	—

The material terms of the performance goals in our 1997 Stock Incentive Plan were re-approved by the vote set forth below:

Votes
For	371,668,730
Against	2,926,006
Abstain	1,571,766
Broker Non-Votes	—

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: July 24, 2007

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