Form 10-Q
period 2007-09-30
AMAZON COM INC
filed 2007-10-25
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

415,177,381 shares of common stock, par value $0.01 per share, outstanding as of October 17, 2007

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,004	$683	$1,022	$1,013	$693	$600
OPERATING ACTIVITIES:
Net income	80	19	269	93	367	292
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	61	63	183	146	242	182
Stock-based compensation	51	30	130	71	161	87
Other operating expense, net	3	2	6	9	8	13
Losses (gains) on sales of marketable securities, net	—	(3)	1	(2)	1	(4)
Remeasurements and other	3	—	12	(7)	12	(10)
Deferred income taxes	(2)	7	(1)	15	6	(31)
Excess tax benefit on stock awards	(34)	(9)	(93)	(38)	(157)	(43)
Changes in operating assets and liabilities:
Inventories	(223)	(218)	(72)	(155)	(199)	(269)
Accounts receivable, net and other	(73)	(53)	(17)	13	(134)	(77)
Accounts payable	304	252	(216)	(187)	372	312
Accrued expenses and other	58	36	29	(6)	276	130
Additions to unearned revenue	56	39	165	131	240	192
Amortization of previously unearned revenue	(47)	(35)	(139)	(125)	(194)	(187)

Net cash provided by (used in) operating activities	237	130	257	(42)	1,001	587
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(69)	(62)	(151)	(166)	(201)	(221)
Acquisitions, net of cash acquired, and other	(24)	(2)	(47)	(30)	(48)	(30)
Sales and maturities of marketable securities and other investments	210	438	1,156	975	2,025	1,159
Purchases of marketable securities and other investments	(83)	(227)	(777)	(589)	(2,118)	(947)

Net cash provided by (used in) investing activities	34	147	181	190	(342)	(39)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	35	4	79	17	97	36
Excess tax benefit on stock awards	34	9	93	38	157	43
Common stock repurchased	—	(252)	(248)	(252)	(248)	(252)
Proceeds from long-term debt and other	33	13	21	81	31	81
Repayments of long-term debt and capital lease obligations	(29)	(42)	(63)	(376)	(63)	(376)

Net cash provided by (used in) financing activities	73	(268)	(118)	(492)	(26)	(468)
Foreign-currency effect on cash and cash equivalents	18	1	24	24	40	13

Net increase (decrease) in cash and cash equivalents	362	10	344	(320)	673	93

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,366	$693	$1,366	$693	$1,366	$693

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22	$22	$67	$85	$67	$85
Cash paid for income taxes	4	5	14	13	15	15
Fixed assets acquired under capital leases and other financing arrangements	22	41	43	62	50	68

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$3,262	$2,307	$9,163	$6,725
Cost of sales	2,500	1,758	6,980	5,119

Gross profit	762	549	2,183	1,606
Operating expenses (1):
Fulfillment	296	217	815	599
Marketing	74	64	211	171
Technology and content	209	172	596	485
General and administrative	57	54	171	150
Other operating expense, net	3	2	6	9

Total operating expenses	639	509	1,799	1,414

Income from operations	123	40	384	192
Interest income	23	14	62	41
Interest expense	(19)	(21)	(57)	(58)
Other income (expense), net	(1)	4	(2)	4
Remeasurements and other	(2)	1	(8)	10

Total non-operating income (expense)	1	(2)	(5)	(3)

Income before income taxes	124	38	379	189
Provision for income taxes	44	19	110	96

Net income	$80	$19	$269	$93

Basic earnings per share	$0.19	$0.05	$0.65	$0.22

Diluted earnings per share	$0.19	$0.05	$0.64	$0.22

Weighted average shares used in computation of earnings per share:
Basic	414	417	412	417

Diluted	425	424	423	425

(1) Includes stock-based compensation as follows:
Fulfillment	$11	$8	$27	$18
Marketing	2	1	6	3
Technology and content	28	16	72	38
General and administrative	10	5	25	12

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,366	$1,022
Marketable securities	543	997
Inventories	970	877
Accounts receivable, net and other	474	399
Deferred tax assets	71	78

Total current assets	3,424	3,373
Fixed assets, net	491	457
Deferred tax assets	231	199
Goodwill	218	195
Other assets	254	139

Total assets	$4,618	$4,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674	$1,816
Accrued expenses and other	645	716

Total current liabilities	2,319	2,532
Long-term debt	1,273	1,247
Other long-term liabilities	265	153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 429 and 422
Outstanding shares — 415 and 414	4	4
Treasury stock, at cost	(500)	(252)
Additional paid-in capital	2,827	2,517
Accumulated other comprehensive income (loss)	11	(1)
Accumulated deficit	(1,581)	(1,837)

Total stockholders’ equity	761	431

Total liabilities and stockholders’ equity	$4,618	$4,363

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

Business Combinations

We acquired certain companies during the nine months ended September 30, 2007 for an aggregate purchase price of $33 million, including cash payments of $24 million in the nine months ended September 30, 2007, and future cash payments of $9 million. We also made principal payments of $13 million on acquired debt in connection with one of these acquisitions. Additional consideration for these acquisitions is contingent upon continued employment. This amount is expensed as compensation over the employment period and not included in the purchase price. Acquired intangibles totaled $24 million and have estimated useful lives of between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $20 million and is classified as “Goodwill” on our consolidated balance sheets. The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired companies have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income for Q3 2007 and the nine months ended September 30, 2007 was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as calculated under the treasury stock method.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect under the if-converted method is anti-dilutive.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the two year estimated useful life of the software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q3 2007 and Q3 2006, we capitalized $35 million (including $6 million of stock-based compensation) and $34 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2007 and 2006, we capitalized $97 million (including $15 million of stock-based compensation) and $92 million (including $12 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $30 million and $23 million for Q3 2007 and Q3 2006, and $85 million and $61 million for the nine months ended September 30, 2007 and 2006.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development, and our DVD rental library. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software and our DVD rental library, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the operating expense categories on our consolidated statements of operations, and certain assets, such as our DVD rental library, are amortized as “Cost of sales.” Depreciation expense for fixed assets was $65 million and $62 million for Q3 2007 and Q3 2006, and $189 million and $141 million for the nine months ended September 30, 2007 and 2006.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to certain equity investments; intangible assets, net of amortization; deferred issuance charges on our long-term debt, which are amortized over the life of the debt; and marketable securities restricted for longer than one year. At September 30, 2007 and December 31, 2006, intangible assets, net, were $35 million and $21 million; equity investments were $19 million for each period; and deferred issuance charges were $5 million and $7 million. At September 30, 2007 and December 31, 2006, marketable securities restricted for longer than one year were $179 million and $86 million.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Accrued Expenses and Other

Included in “Accrued expenses and other” at September 30, 2007 and December 31, 2006 are liabilities of $178 million and $183 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $86 million and $78 million at September 30, 2007 and December 31, 2006. Non-current unearned revenue was $15 million at September 30, 2007; at December 31, 2006 these amounts were not significant.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $171 million and $118 million for Q3 2007 and Q3 2006, and $475 million and $375 million for the nine months ended September 30, 2007 and 2006. Outbound shipping-related costs are included in “Cost of sales” and totaled $260 million and

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

$182 million for Q3 2007 and Q3 2006, and $725 million and $567 million for the nine months ended September 30, 2007 and 2006. The net cost to us of shipping activities was $89 million and $64 million for Q3 2007 and Q3 2006, and $250 million and $192 million for the nine months ended September 30, 2007 and 2006.

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2007 and December 31, 2006 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds.

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	September 30, 2007	December 31, 2006
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$899	$900
6.875% PEACS due February 2010 (2)	342	317
Other long-term debt	32	46

	1,273	1,263
Less current portion of long-term debt	—	(16)

	$1,273	$1,247

(1)	The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At September 30, 2007, the redemption premium, which decreases by 47.5 basis points on February 1 of each year until maturity, was 0.95%.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(2)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($121.11 per share, based on the exchange rate as of September 30, 2007). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $35 million and $21 million for Q3 2007 and Q3 2006, and $102 million and $99 million for the nine months ended September 30, 2007 and 2006.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2007:

	Three Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$—	$—	$931	$342	$—	$—	$1,273
Debt interest (1)	—	67	45	23	—	—	135
Capital leases, including interest	9	22	19	13	6	9	78
Operating leases	36	128	107	89	69	257	686
Other commitments (2)	37	51	23	16	5	32	164

Total commitments	$82	$268	$1,125	$483	$80	$298	$2,336

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2007, the Euro to U.S. Dollar exchange rate was 1.4267. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $106 million as of September 30, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Consists primarily of commitments to acquire intellectual property and unrecognized tax benefits under FIN 48, but excludes $104 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 8 — Income Taxes.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2007 consisted of $44 million in “Cash and cash equivalents” and “Marketable securities,” and $173 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	93	(5)	(7)	81

Balance at September 30, 2007	$153	$51	$13	$217

(1)	Represents collateral for certain debt related to our international operations.
(2)	At September 30, 2007, our market capitalization was $38.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

In April 2007, SBJ Holdings 1, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by SBJ Holdings 1 purporting to cover a “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data” (U.S. Patent No. 6,330,592) and seeks injunctive relief, monetary damages, treble damages for alleged willful infringement, prejudgment and post-judgment interest, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

In August 2007, Polaris IP, LLC filed a complaint against us and others in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by Polaris purporting to cover an “Automatic Message Interpretation and Routing System” (U.S. Patent No. 6,411,947) and seeks injunctive relief, monetary damages, prejudgment and post-judgment interest, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

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

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 0.4 million and 1.2 million shares of common stock during Q3 2007 and Q3 2006 with a per share weighted average fair value of $84.06 and $31.79. For the nine months ended September 30, 2007 and 2006, we granted stock awards representing 7.3 million and 7.7 million shares of common stock with a per share weighted average fair value of $45.85 and $36.28. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Stock options (1)	2.5	7.4
Restricted stock units	17.7	14.5

Total outstanding stock awards	20.2	21.9

(1)	The weighted average per share exercise price was $18.29 and $17.18 at September 30, 2007 and December 31, 2006.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units, totaled 435 million and 436 million at September 30, 2007 and December 31, 2006. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2007 (in millions):

Number of Units
Outstanding at December 31, 2006	14.5
Units granted	7.3
Units vested	(2.2)
Units cancelled	(1.9)

Outstanding at September 30, 2007	17.7

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Scheduled vesting for outstanding restricted stock units at September 30, 2007 is as follows (in millions):

	Three Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
Scheduled vesting — restricted stock units	1.1	5.8	5.9	2.9	1.3	0.7	17.7

As of September 30, 2007, there was $280 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.2 years.

Note 6 — Comprehensive Income

Comprehensive income was $87 million and $22 million for Q3 2007 and Q3 2006, and $280 million and $87 million for the nine months ended September 30, 2007 and 2006. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(17)	$3	$(25)	$(24)
Loss on redemption of long-term debt	—	—	—	(6)
Foreign-currency gain (loss) on intercompany balances	16	(4)	22	37
Other	(1)	2	(5)	3

Total remeasurements and other	$(2)	$1	$(8)	$10

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2007 annual effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $4 million and $5 million in Q3 2007 and Q3 2006, and $14 million and $13 million for the nine months ended September 30, 2007 and 2006.

Effective January 1, 2007, we adopted the provisions of FIN 48. As of January 1, 2007, our unrecognized tax benefits (“tax contingencies”) totaled $110 million.

As a result of the implementation of FIN 48, our tax contingencies increased $8 million, which was accounted for as a decrease to retained earnings of $11 million, which would otherwise have increased our

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

income tax expense in prior periods, and an increase to additional paid-in capital of $3 million related to the tax benefits of excess stock-based compensation deductions. These amounts do not include the federal tax benefit associated with these tax contingencies that will be available to us. To reflect the federal benefit upon the implementation of FIN 48, we also recorded an increase to our deferred tax assets of $2 million which was accounted for as a $3 million increase to retained earnings and a $1 million decrease to additional paid-in capital. As of September 30, 2007, changes to our tax contingencies that are reasonably possible in the next 12 months are not material.

We recognize interest and penalties related to our tax contingencies as income tax expense. Our January 1, 2007 tax contingencies include $13 million of interest and penalties, including a $9 million increase related to our adoption of FIN 48. This increase decreased retained earnings by $6 million, which is net of a $3 million federal tax benefit.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Pennsylvania for 2002 through 2006, Kentucky for 2003 through 2006, Delaware for 2004 through 2006, France for 2003 through 2006, Germany for 1998 through 2006, Luxembourg for 2003 through 2006, and the United Kingdom for 1999 through 2006. In addition, in February 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $90 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
North America
Net sales	$1,788	$1,257	$5,012	$3,661
Cost of sales	1,328	914	3,679	2,668

Gross profit	460	343	1,333	993
Direct segment operating expenses	381	321	1,087	885

Segment operating income	$79	$22	$246	$108

International
Net sales	$1,474	$1,050	$4,151	$3,064
Cost of sales	1,172	844	3,301	2,451

Gross profit	302	206	850	613
Direct segment operating expenses	204	156	576	449

Segment operating income	$98	$50	$274	$164

Consolidated
Net sales	$3,262	$2,307	$9,163	$6,725
Cost of sales	2,500	1,758	6,980	5,119

Gross profit	762	549	2,183	1,606
Direct segment operating expenses	585	477	1,663	1,334

Segment operating income	177	72	520	272
Stock-based compensation	(51)	(30)	(130)	(71)
Other operating expense, net	(3)	(2)	(6)	(9)

Income from operations	123	40	384	192
Total non-operating income (expense)	1	(2)	(5)	(3)
Provision for income taxes	(44)	(19)	(110)	(96)

Net income	$80	$19	$269	$93

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

utilize restricted stock units as our primary vehicle for equity compensation because we believe they better align the interests of our shareholders and employees. Restricted stock units result in charges to our consolidated statements of operations based on the fair value of the awards at the grant date recorded on an accelerated basis over the underlying service periods, net of estimated cancellations. Total shares outstanding plus outstanding stock awards were 435 million and 436 million at September 30, 2007 and December 31, 2006. These totals include all stock awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options. In Q1 2007, we repurchased 6 million shares of our common stock under a repurchase program authorized by our Board of Directors.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 12 and 13 for Q3 2007 and Q3 2006. Inventory turnover has declined over the last several years, primarily due to changes in product mix and our continuing focus on in-stock inventory availability. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, our mix of third-party sales, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent we choose to utilize outsource fulfillment providers. Accounts payable days4 were 62 and 63 for Q3 2007 and Q3 2006. We expect some variability in accounts payable days over time since it is affected by several factors, including the mix of product sales, the mix of third-party sales, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of negotiating better pricing from our suppliers in exchange for shorter payment terms.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2007	2006	2007	2006	2007	2006
	(in millions)		(in millions)		(in millions)
Cash provided by (used in):
Operating activities	$237	$130	$257	$(42)	$1,001	$587
Investing activities	34	147	181	190	(342)	(39)
Financing activities	73	(268)	(118)	(492)	(26)	(468)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $800 million for the trailing twelve months ended September 30, 2007, compared to $366 million for the trailing twelve months ended September 30, 2006, an increase of 118%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended September 30, 2007 primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. Operating cash flows and free cash flow can be volatile and are sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $1.9 billion and $2.0 billion at September 30, 2007 and December 31, 2006. Amounts held in foreign currencies were $585 million and $623 million at September 30, 2007 and December 31, 2006, and were primarily Euros, British Pounds, and Japanese Yen. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash provided by operating activities was $237 million and $130 million for Q3 2007 and Q3 2006. Cash provided by operating activities was $257 million for the nine months ended September 30, 2007, compared to cash used in operating activities of $42 million for the nine months ended September 30, 2006. The improvements in operating cash flow in Q3 2007 and for the nine months ended September 30, 2007, compared to comparable prior periods, primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. Our operating cash flows result primarily from cash received from our customers, from third-party sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, third-party sellers and non-retail activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities, cash flows from acquisitions, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by investing activities was $34 million and $147 million for Q3 2007 and Q3 2006. Cash provided by investing activities was $181 million and $190 million for the nine months ended September 30, 2007 and 2006. The variability in cash provided by investing activities for the periods presented was primarily caused by purchases, maturities, and sales of marketable securities. Capital expenditures were $69 million and $62 million during Q3 2007 and Q3 2006, and $151 million and $166 million for the nine months ended September 30, 2007 and 2006, with these expenditures reflecting additional investment in development of new features and product offerings on our websites, as well as investments in fulfillment-related assets and technology infrastructure. Capital expenditures included $28 million for internal-use software and website development during both Q3 2007 and Q3 2006, and $81 million and $80 million for the nine months ended September 30, 2007 and 2006. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the nine months ended September 30, 2007 and 2006, we made payments for the acquisition of certain companies and intellectual property rights, resulting in cash payments, net of acquired cash, of $47 million and $30 million attributable to cash provided by investing activities.

Cash provided by financing activities was $73 million for Q3 2007, compared to cash used in financing activities of $268 million for Q3 2006. Cash used in financing activities was $118 million and $492 million for the nine months ended September 30, 2007 and 2006. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $29 million and $42 million in Q3 2007 and Q3 2006, and $63 million and $376 million for the nine months ended September 30, 2007 and 2006, including the Q1 2006 repayment of €250 million of our 6.875% PEACS for $300 million. Cash inflows from financing activities primarily result from proceeds from exercises of employee stock options and tax benefits relating to excess stock-based compensation deductions. Cash inflows from proceeds from exercise of employee stock options were $35 million and $4 million for Q3 2007 and Q3 2006, and $79 million and $17 million for the nine months ended September 30, 2007 and 2006. Cash inflows from tax benefits related to stock-based compensation deductions were $34 million and $9 million for Q3 2007 and Q3 2006, and $93 million and $38 million for the nine months ended September 30, 2007 and 2006. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

We recorded net tax provisions of $44 million and $19 million in Q3 2007 and Q3 2006, and $110 million and $96 million for the nine months ended September 30, 2007 and 2006. A majority of this provision is non-cash. We have net operating losses that are classified as deferred tax assets and are being utilized to reduce our taxes payable to nominal levels. Cash taxes paid were $4 million and $5 million for Q3 2007 and Q3 2006, and $14 million and $13 million for the nine months ended September 30, 2007 and 2006. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 12 and 13 for Q3 2007 and Q3 2006. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, our mix of third-party sales, and the extent we choose to utilize outsource fulfillment providers, among other factors. The decline in inventory turnover is primarily attributed to our emphasis on category expansion and maintaining wide selection of in-stock inventory, which enables faster delivery of products to our customers.

The following summarizes our principal contractual commitments as of September 30, 2007:

	Three Months Ended December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$—	$—	$931	$342	$—	$—	$1,273
Debt interest (1)	—	67	45	23	—	—	135
Capital leases, including interest	9	22	19	13	6	9	78
Operating leases	36	128	107	89	69	257	686
Other commitments (2)	37	51	23	16	5	32	164
Purchase obligations (3)	1,196	—	—	—	—	—	1,196

Total commitments	$1,278	$268	$1,125	$483	$80	$298	$3,532

(1)	At September 30, 2007, the Euro to U.S. Dollar exchange rate was 1.4267. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $106 million as of September 30, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Consists primarily of commitments to acquire intellectual property and unrecognized tax benefits under FIN 48, but excludes $104 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 8 — Income Taxes.”
(3)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2007 consisted of $44 million in “Cash and cash equivalents” and “Marketable securities,” and $173 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	93	(5)	(7)	81

Balance at September 30, 2007	$153	$51	$13	$217

(1)	Represents collateral for certain debt related to our international operations.
(2)	At September 30, 2007, our market capitalization was $38.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net Sales:
North America	$1,788	$1,257	$5,012	$3,661
International	1,474	1,050	4,151	3,064

Consolidated	$3,262	$2,307	$9,163	$6,725

Year-over-year Percentage Growth:
North America	42%	21%	37%	21%
International	40	29	35	23
Consolidated	41	24	36	22
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	42%	21%	37%	21%
International	33	26	29	27
Consolidated	38	23	33	24
Net Sales Mix:
North America	55%	54%	55%	54%
International	45	46	45	46

Consolidated	100%	100%	100%	100%

Revenue increased 41% in Q3 2007 and 36% for the nine months ended September 30, 2007, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $75 million for Q3 2007 and $204 million for the nine months ended September 30, 2007. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below. The Q3 2007 and nine months ended September 30, 2007 growth rates include the effects of the release of Harry Potter and the Deathly Hallows. We sold 2.5 million copies during Q3 2007.

The North America revenue growth rate was 42% for Q3 2007 and 37% for the nine months ended September 30, 2007. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, a larger base of sales in faster growing categories such as electronics, increased in-stock inventory availability, and increased selection of product offerings in our existing categories.

The International revenue growth rate was 40% for Q3 2007 and 35% for the nine months ended September 30, 2007. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, a larger base of sales in faster growing categories such as electronics, increased in-stock inventory availability, and increased selection of product offerings in our existing categories. Additionally, changes in exchange rates positively affected International net sales by $72 million for Q3 2007 and $201 million for the nine months ended September 30, 2007.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gross Profit:
North America	$460	$343	$1,333	$993
International	302	206	850	613

Consolidated	$762	$549	$2,183	$1,606

Gross Profit Growth Rate:
North America	34%	17%	34%	17%
International	47	21	39	17
Consolidated	39	18	36	17
Gross Margin:
North America	25.7%	27.3%	26.6%	27.1%
International	20.5	19.6	20.5	20.0
Consolidated	23.4	23.8	23.8	23.9

The increase in gross profit in absolute terms during Q3 2007 and the nine months ended September 30, 2007 compared with comparable prior year periods corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by third-party sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We offer promotions, such as free membership trials for Amazon Prime, and we expect to continue to offer these promotions in the future. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by third-party sellers on our websites represented 32% and 30% of unit sales for Q3 2007 and Q3 2006, and 30% and 29% for the nine months ended September 30, 2007 and 2006. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by a third party.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q3 2007 and the nine months ended September 30, 2007 decreased compared to comparable prior periods due to our efforts to continue reducing prices for our customers, including the Q3 2007 release of Harry Potter and the Deathly Hallows, and a larger percent of overall sales in lower margin categories such as electronics. International segment gross margins in Q3 2007 and the nine months ended September 30, 2007 increased compared to comparable prior year periods due to increases in sales of products by third-party sellers, offset partially by our efforts to continue reducing prices for our customers, including the Q3 2007 release of Harry Potter and the Deathly Hallows and our free shipping offers, and a larger percent of overall sales in lower margin categories such as electronics.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$171	$118	$475	$375
Outbound shipping costs	(260)	(182)	(725)	(567)

Net shipping cost	$(89)	$(64)	$(250)	$(192)

Year-over-year Percentage Growth:
Shipping revenue	45%	5%	27%	16%
Outbound shipping costs	43	14	28	20
Net shipping cost	39	36	31	30
Percent of Net Sales:
Shipping revenue	5.3%	5.1%	5.2%	5.6%
Outbound shipping costs	(8.0)	(7.9)	(7.9)	(8.4)

Net shipping cost	(2.7)%	(2.8)%	(2.7)%	(2.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership program.

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

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,081	$785	$2,995	$2,330
Electronics and other general merchandise	631	409	1,801	1,148
Other (1)	76	63	216	183

Total North America	$1,788	$1,257	$5,012	$3,661

International
Media	$1,010	$757	$2,919	$2,237
Electronics and other general merchandise	448	290	1,195	815
Other (1)	16	3	37	12

Total International	$1,474	$1,050	$4,151	$3,064

Consolidated
Media	$2,091	$1,542	$5,914	$4,567
Electronics and other general merchandise	1,079	699	2,996	1,963
Other (1)	92	66	253	195

Total consolidated	$3,262	$2,307	$9,163	$6,725

Year-over-year Percentage Growth:
North America
Media (2)	38%	15%	28%	16%
Electronics and other general merchandise	54	35	57	33
Other	22	17	18	22
Total North America	42	21	37	21
International
Media (2)	33%	20%	30%	17%
Electronics and other general merchandise	54	55	47	44
Other	410	144	216	286
Total International	40	29	35	23
Consolidated
Media (2)	36%	17%	29%	16%
Electronics and other general merchandise	54	43	53	38
Other	41	20	30	27
Total consolidated	41	24	36	22
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media (2)	27%	19%	25%	21%
Electronics and other general merchandise	45	51	38	48
Other	379	135	194	296
Total International	33	26	29	27
Consolidated
Media (2)	32%	17%	27%	18%
Electronics and other general merchandise	51	41	49	39
Other	39	20	29	27
Total consolidated	38	23	33	24
Consolidated Net Sales Mix:
Media	64%	67%	64%	68%
Electronics and other general merchandise	33	30	33	29
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.
(2)	Year-over-year percentage growth rates include the effects of the release of Harry Potter and the Deathly Hallows. We sold 2.5 million copies during Q3 2007.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$296	$(11)	$285	$217	$(8)	$209
Marketing	74	(2)	72	64	(1)	63
Technology and content	209	(28)	181	172	(16)	156
General and administrative	57	(10)	47	54	(5)	49
Other operating expense	3	—	3	2	—	2

Total operating expenses	$639	$(51)	$588	$509	$(30)	$479

Year-over-year Percentage Growth:
Fulfillment	37%		37%	27%		26%
Marketing	16		15	45		49
Technology and content	22		16	42		45
General and administrative	4		(4)	69		87
Percent of Net Sales:
Fulfillment	9.1%		8.7%	9.4%		9.1%
Marketing	2.3		2.2	2.8		2.7
Technology and content	6.4		5.6	7.4		6.8
General and administrative	1.7		1.4	2.4		2.1

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$815	$(27)	$788	$599	$(18)	$581
Marketing	211	(6)	205	171	(3)	168
Technology and content	596	(72)	524	485	(38)	447
General and administrative	171	(25)	146	150	(12)	138
Other operating expense	6	—	6	9	—	9

Total operating expenses	$1,799	$(130)	$1,669	$1,414	$(71)	$1,343

Year-over-year Percentage Growth:
Fulfillment	36%		35%	21%		21%
Marketing	24		23	31		34
Technology and content	23		17	52		58
General and administrative	14		5	28		37
Percent of Net Sales:
Fulfillment	8.9%		8.6%	8.9%		8.6%
Marketing	2.3		2.2	2.5		2.5
Technology and content	6.5		5.7	7.2		6.6
General and administrative	1.9		1.6	2.2		2.1

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q3 2007 and for the nine months ended September 30, 2007 relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity during the nine months ended September 30, 2007 and throughout 2006 through gains in efficiencies as well as increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, portal advertising, email campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense or its effect.

Marketing costs increased in absolute dollars in Q3 2007 and the nine months ended September 30, 2007 compared to comparable prior year periods due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We continue to invest in several areas of technology and content including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. We are also investing in technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. The growth rate of our technology and content spending decreased in Q3 2007 and the nine months ended September 30, 2007 compared to the comparable prior period. We intend to continue investing in areas of technology and content as we continue to add employees to our staff and add technology infrastructure.

During Q3 2007 and Q3 2006, we capitalized $35 million (including $6 million of stock-based compensation) and $34 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2007 and 2006, we capitalized $97 million (including $15 million of stock-based compensation) and $92 million (including $12 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $30 million and $23 million for Q3 2007 and Q3 2006, and $85 million and $61 million for the nine months ended September 30, 2007 and 2006.

A significant majority of our technology costs are incurred in the U.S. and are allocated to our North America segment.

General and Administrative

General and administrative costs during Q3 2007 were relatively flat compared to Q3 2006. The increase in general and administrative costs for the nine months ended September 30, 2007 compared to the comparable prior year period is primarily due to increases in professional service fees and payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $51 million and $30 million during Q3 2007 and Q3 2006. Stock-based compensation was $130 million and $71 million during the nine months ended September 30, 2007 and 2006. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees, as well as a cumulative forfeiture adjustment benefit in Q1 2006 of $13 million, $8 million net of tax.

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

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $899 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($342 million based on the exchange rate at September 30, 2007) principal balance of our 6.875% PEACS at September 30, 2007. Interest expense was $19 million and $21 million during Q3 2007 and Q3 2006, and $57 million and $58 million for the nine months ended September 30, 2007 and 2006.

Our total long-term debt was $1.27 billion and $1.25 billion at September 30, 2007 and December 31, 2006. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $23 million and $14 million during Q3 2007 and Q3 2006, and $62 million and $41 million for the nine months ended September 30, 2007 and 2006. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(17)	$3	$(25)	$(24)
Loss on redemption of long-term debt	—	—	—	(6)
Foreign-currency gain (loss) on intercompany balances	16	(4)	22	37
Other	(1)	2	(5)	3

Total remeasurements and other	$(2)	$1	$(8)	$10

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2007 effective tax rate due to several factors, including from variability in accurately predicting our taxable income and the taxable jurisdictions to which it relates. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2007 annual effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% statutory rate resulting from establishing our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions. Cash paid for income taxes was $4 million and $5 million in Q3 2007 and Q3 2006, and $14 million and $13 million for the nine months ended September 30, 2007 and 2006.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended September 30,
	2007			2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$3,187	$75	$3,262	$2,287	$20	$2,307
Gross profit	747	15	762	545	4	549
Operating expenses	628	11	639	506	3	509
Income from operations	118	5	123	39	1	40
Net interest expense (income) and other (3)	(3)	—	(3)	3	—	3
Remeasurements and other income (expense) (4)	(1)	(1)	(2)	2	(1)	1
Net income	78	2	80	19	—	19
Diluted earnings per share	$0.18	$0.01	$0.19	$0.05	$—	$0.05

	Nine Months Ended September 30,
	2007			2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$8,959	$204	$9,163	$6,823	$(98)	$6,725
Gross profit	2,140	43	2,183	1,626	(20)	1,606
Operating expenses	1,771	28	1,799	1,424	(10)	1,414
Income from operations	369	15	384	202	(10)	192
Net interest expense (income) and other (3)	(2)	(1)	(3)	14	(1)	13
Remeasurements and other income (expense) (4)	(4)	(4)	(8)	(2)	12	10
Net income	261	8	269	92	1	93
Diluted earnings per share	$0.62	$0.02	$0.64	$0.22	$—	$0.22

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended September 30, 2007 and 2006 (in millions):

	Twelve Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$1,001	$587
Purchases of fixed assets, including internal-use software and website development	(201)	(221)

Free cash flow	$800	$366

Net cash used in investing activities	$(342)	$(39)

Net cash used in financing activities	$(26)	$(468)

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

Operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses primarily related to our workforce. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in the “Fulfillment,” “Technology and content,” “Marketing,” and “General and administrative” line items would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of the Company’s compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations.

Guidance

We provided guidance on October 23, 2007, in our earnings release furnished on Form 8-K as follows:

Fourth Quarter 2007 Guidance

•	Net sales are expected to be between $5.1 billion and $5.45 billion, or to grow between 28% and 37% compared with fourth quarter 2006.

•

Operating income is expected to be between $221 million and $291 million, or grow between 12% and 48% compared with fourth quarter 2006. This guidance includes $54 million primarily for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2007 Expectations

•	Net sales are expected to be between $14.263 billion and $14.613 billion, or to grow between 33% and 36% compared with 2006.

•

Operating income is expected to be between $605 million and $675 million, or grow between 56% and 74% compared with 2006. This guidance includes $191 million primarily for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

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

At September 30, 2007, we had long-term debt of $1.27 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $899 million and $900 million at September 30, 2007 and December 31, 2006) was $1.106 billion and $883 million at September 30, 2007 and December 31, 2006. The fair value of the 6.875% PEACS was $348 million at September 30, 2007 (outstanding principal of €240 million), and $320 million at December 31, 2006 (outstanding principal of €240 million).

Foreign Exchange Risk

During Q3 2007 and the nine months ended September 30, 2007, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support our international websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q3 2007 increased by $75 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2007 of $585 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in fair value declines of $30 million, $60 million, or $115 million. All investments are classified as “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at September 30, 2007 of $196 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $20 million, and $40 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at September 30, 2007 of €240 million ($342 million, based on the exchange rate as of September 30, 2007). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $106 million as of September 30, 2007. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $35 million, or $70 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $5 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2007, our recorded basis in equity securities (including both publicly-traded and private companies) was $29 million, including $10 million classified as “Marketable securities,” and $19 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at September 30, 2007 of $52 million (recorded basis of $10 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $10 million, $15 million, or $25 million.

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

•	import, export, or other business licensing requirements;

•	limitations on the repatriation of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

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

System Interruption and the Lack of Integration and Redundancy in Our Systems May Affect Our Sales

Customer access to our websites and the speed with which a customer navigates and makes purchases on our websites affect our net sales, operating results and the attractiveness of our products and services. We experience occasional system interruptions and delays that make our websites unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

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

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online markets, including certain aspects of Amazon Marketplace. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs that represent a significant component of our services revenue and generate high margins. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

In addition, we qualify as a money services business in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third-parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding, the handling of transferred funds and consumer disclosures. We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

We Could Be Liable for Breaches of Security on Our Websites

Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our operating results.

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under Merchants@, Marketplace and certain other of our programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our third party sales grow, the cost of this program will increase and could negatively affect our operating results. We also may be unable to prevent sellers in our Merchants@, Marketplace, Amazon Enterprise Solutions, and certain other programs from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Periodic Report on Form 8-K, dated September 12, 2007).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: October 23, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Periodic Report on Form 8-K, dated September 12, 2007).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.