Form 10-K
period 2007-12-31
AMAZON COM INC
filed 2008-02-11
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007	$21,097,741,621
Number of shares of common stock outstanding as of February 1, 2008	416,817,690

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

General

Amazon.com, a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995. We offer Earth’s Biggest Selection and seek to be Earth’s most customer-centric company for three primary customer sets: consumer customers, seller customers and developer customers. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

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

Consumer Customers

We serve consumer customers through our retail websites, which include www.amazon.com, www.amazon.ca, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.co.uk, www.shopbop.com, www.endless.com and the Joyo Amazon websites at www.joyo.cn and www.amazon.cn. We seek to enable our consumer customers to find and discover anything they might want to buy online, and endeavor to offer the lowest possible prices. We source and sell a broad range of products worldwide across dozens of product categories, including digital media. We also design, manufacture, market and sell a wireless e-reading device, the Amazon Kindle. Our customer-facing businesses relentlessly focus on customer experience by offering a wide selection of merchandise, low prices, and convenience.

Selection

We endeavor to provide the widest possible selection for customers worldwide, while continuing to focus on in-stock inventory availability. We have designed our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories, such as:

• Books • Electronics & Computers • Toys, Kids & Baby • Sports & Outdoors	• Movies, Music & Games • Home & Garden • Apparel, Shoes & Jewelry • Tools, Auto & Industrial	• Digital Downloads • Grocery • Health & Beauty

Price

We endeavor to offer our customers the lowest prices possible through low everyday product pricing and free shipping offers. We also strive to improve our operating efficiencies so that we can continue to lower prices for our customers. We enable sellers to offer their products on our sites, in many instances alongside our product selection, and to set their own retail prices.

Convenience

Our software engineers, computer scientists, merchandisers, and management team focus on continuous innovation to enhance convenience. We work to earn repeat purchases by providing easy-to-use functionality, fast and reliable fulfillment, timely customer service, feature-rich and authoritative content, and a trusted transaction environment. Key features of our websites include editorial and customer reviews; manufacturer product information; gift guides; Web pages tailored to individual preferences, such as recommendations and notifications; 1-Click technology; secure payment systems; digital content; searching; browsing; and the ability to view selected interior pages and citations, and search the entire contents of many of the books we offer with our “Search Inside the Book” feature. Our community of online customers also creates feature-rich content, including product reviews, online recommendation lists, wish lists, image uploads, video reviews, buying guides, customer discussions, and wedding and baby registries.

We endeavor to fulfill customer orders quickly and accurately, and to provide intuitive self-service features that assist our customers when they have questions. We communicate our fulfillment promise in several ways, such as presenting up-to-date inventory availability information, delivery date estimates, and options for expedited delivery, as well as delivery shipment notifications. Customers can use the “Your Account” website features to track order and shipment status, review estimated delivery dates, cancel items not yet shipped, change delivery instructions and payment options, combine orders, edit gift options, and return items. Additionally, when customers have questions, we provide an email address and phone number to contact customer service directly and an intuitive click-to-call feature on our help pages so customers can quickly and conveniently speak with a customer service representative.

We fulfill customer orders in a number of ways, including through the U.S. and international fulfillment centers and warehouses that we operate; through fulfillment centers operated under co-sourcing arrangements, including our fulfillment center supporting www.amazon.co.jp; through outsourced fulfillment providers, including our fulfillment providers supporting www.amazon.ca; and through fulfillment arrangements with other sellers. We operate customer service centers globally, which are supplemented by several co-sourcing customer service arrangements with third parties. See Item 2 of Part I, “Properties,” for additional information about fulfillment centers and customer service locations.

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

We offer everyday free shipping options worldwide. We also offer Amazon Prime, a membership program in which members receive free or discounted express shipping, in the United States, the United Kingdom, Germany and Japan. Although marketing expenses do not include the costs of our free shipping or promotional offers, we view such offers as effective marketing tools.

Seller Customers

Through Amazon Services, we offer programs that enable seller customers to sell their products on our websites and fulfill orders through us, allow consumer customers to shop for products owned by sellers using our features and technologies, and allow individual customers to complete transactions that include multiple sellers in a single checkout process. We are not the seller of record in these transactions, but instead earn fixed fees, sales commissions, per-unit activity fees, or some combination thereof.

Our seller programs serve individuals, small businesses, and large branded businesses, enabling them to offer their new and used products for sale on our websites alongside our products and products made available by other sellers. We also offer fulfillment-related services to sellers through Fulfillment by Amazon.

In addition, Amazon Enterprise Solutions offers sellers e-commerce expertise, proven technology, and operational infrastructure to enable e-commerce businesses operating under their own brand name and website address (e.g. www.target.com).

Developer Customers

We serve developer customers through Amazon Web Services, which provides access to technology infrastructure that developers can use to enable virtually any type of business.

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

•	Amazon Simple Queue Service (Amazon SQS), which offers a reliable, highly scalable hosted queue for storing messages as they travel between computers;

•	Amazon SimpleDB, which provides a web service to create and store multiple data sets, query data easily, and return the results;

•	Amazon Flexible Payments Service (Amazon FPS), which provides a payments service designed specifically for developers, providing greater flexibility in the movement of money;

•	Amazon Mechanical Turk, which provides a web service for computers to integrate a network of humans directly into their processes; and

•	Alexa’s Web Services, which offer a platform for creating innovative web solutions and services based on Alexa’s vast repository of information about the web.

Competition

Our market segments are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development; fulfillment and customer service; (5) companies that provide infrastructure web services or other information storage or computing services or products; and (6) companies that design, manufacture, market or sell digital media devices. We believe that the principal competitive factors in our retail market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall experience and trust in transactions with us and facilitated by us on behalf of sellers. For our seller and web services, additional competitive factors include the quality of our services and tools, the speed and reliability of our services and our ability to build technology infrastructure while remaining competitive with our services from a cost perspective. Many of our current potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Employees

We employed approximately 17,000 full-time and part-time employees at December 31, 2007. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

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

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of February 8, 2008:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	44	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	38	Senior Vice President, Business Development
Sebastian J. Gunningham	45	Senior Vice President, Seller Services
Andrew R. Jassy	40	Senior Vice President, Web Services
Steven Kessel	42	Senior Vice President, Worldwide Digital Media
Marc A. Onetto	57	Senior Vice President, Worldwide Operations
Diego Piacentini	47	Senior Vice President, International Retail
Shelley L. Reynolds	43	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	47	Senior Vice President and Chief Financial Officer
H. Brian Valentine	48	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	41	Senior Vice President, North America Retail
L. Michelle Wilson	45	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.

Jeffrey M. Blackburn.    Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006. From June 2004 to April 2006, he was Vice President, Business Development, from July 2003 to June 2004, he was Vice President, European Customer Service and from November 2002 to July 2003, Mr. Blackburn was Vice President, Operations Integration.

Sebastian J. Gunningham.    Mr. Gunningham has served as Senior Vice President, Seller Services, since joining Amazon.com in March 2007. Prior to joining Amazon.com, Mr. Gunningham was President of First Data Utilities from August 2006 to February 2007, following First Data’s acquisition of Peace Software, Inc., where he was Chief Executive Officer from February 2004 to August 2006 and President and Chief Operating Officer from April 2002 to March 2003. From March 2003 to February 2004, he served as Vice President of Enterprise Sales at Apple, Inc.

Andrew R. Jassy.    Mr. Jassy has served as Senior Vice President, Web Services, since April 2006. From January 2005 to April 2006, he was Vice President, Web Services, from August 2003 to January 2005, he was Vice President, Associates and Web Services, and, from November 2002 to August 2003, he was Vice President and Technical Assistant.

Steven Kessel.    Mr. Kessel has served as Senior Vice President, Worldwide Digital Media, since April 2006. From April 2004 to April 2006, he was Vice President, Digital and, from July 2002 to April 2004, he was Vice President, U.S. Books, Music, Video and DVD.

Marc A. Onetto.    Mr. Onetto has served as Senior Vice President, Worldwide Operations, since joining Amazon.com in December 2006. Prior to joining Amazon.com, Mr. Onetto was Executive Vice President, Worldwide Operations, at Solectron Corporation, an electronics manufacturing and technology company, from June 2003 to June 2006, and, prior to Solectron, he held various positions at GE, including Vice President, European Operations, GE Europe, from September 2002 to June 2003.

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, International Retail, since January 2007. From November 2001 until December 2006, Mr. Piacentini served as Senior Vice President, Worldwide Retail and Marketing.

Shelley L. Reynolds.    Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007. From February 2006 to April 2007, she was Vice President, Finance and Controller. Prior to joining Amazon.com, Ms. Reynolds was a partner at Deloitte & Touche LLP since 1998.

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

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	44	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	67	Managing Director, Madrona Venture Group
John Seely Brown	67	Visiting Scholar and Advisor to the Provost, University of Southern California
L. John Doerr	56	General Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	58	Executive Vice President and Chief Creative Officer, Electronic Arts, Inc.
Myrtle S. Potter	49	Chief Executive Officer, Chapman Properties, Inc., and Consultant, Myrtle Potter and Company, LLC
Thomas O. Ryder	63	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	51	Chief Executive Officer, Bill & Melinda Gates Foundation

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

Our Expansion Places a Significant Strain on our Management, Operational, Financial and Other Resources

We are rapidly and significantly expanding our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new product or service offerings, which include seller services, digital, web services and electronic devices. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, our gross profits in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

We May Experience Significant Fluctuations in Our Operating Results and Growth Rate

We may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our sellers, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to expand our network of sellers;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, “phishing” and other spam emails, “denial of service” attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

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

•	import, export, or other business licensing requirements;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. A failure to optimize inventory will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. There can be no assurance that we will be able to operate our network effectively.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We provide e-commerce services to other businesses, such as through our marketplace programs, Amazon Enterprise Solutions, Website by Amazon and Fulfillment by Amazon program initiatives, as well as other commercial agreements, strategic alliances and business relationships. Under these agreements, we provide technology, fulfillment and other services, as well as enable sellers to offer products or services through our websites and power their websites. These arrangements are complex and require substantial personnel and resource commitments by us, which may limit the agreements we are able to enter into and our ability to integrate and deliver services under them. If we fail to implement, maintain, and develop the components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third-party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining or developing these services.

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

Our present and future e-commerce services agreements, other commercial agreements, and strategic alliances create additional risks such as:

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

In addition, our 6.875% Premium Adjustable Convertible Securities due 2010 (“6.875% PEACS”) are denominated in Euros and increases in the Euro relative to the U.S. Dollar increase the U.S. Dollar amount we owe as interest and principal on the 6.875% PEACS. We also hold cash equivalents and/or marketable securities primarily in Euros, British Pounds, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which would make our product and service offerings less attractive. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate us for any related losses. Any of these events could damage our reputation and be expensive to remedy.

We Have Significant Indebtedness

We have significant debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we will be in default. In addition, we may not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely effect our operating results as a result of seasonality, new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

Government Regulation of the Internet and E-commerce Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Our Vendor Relationships Subject Us to a Number of Risks

We have significant vendors that are important to our sourcing, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise, content, components or services to us on acceptable terms, we may be unable to procure from other vendors in a timely and efficient manner and on acceptable terms, or at all.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

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

In addition, we qualify as a money services business in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding, the handling of transferred funds and consumer disclosures. We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

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

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our marketplace seller sales grow, the cost of this program will increase and could negatively affect our operating results. We also may be unable to prevent sellers on our sites or through Amazon Enterprise Solutions, and certain other programs, from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate. As of December 31, 2007, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (1)(2)
	(in thousands)
Corporate office facilities	1,266	North America	From 2008 through 2017
Corporate office facilities	425	International	From 2008 through 2016

Sub-total	1,691

Fulfillment and warehouse operations (3)	8,905	North America	From 2008 through 2018
Fulfillment and warehouse operations	4,729	International	From 2008 through 2025

Sub-total	13,634

Customer service and other	368	North America	From 2008 through 2021
Customer service and other	144	International	From 2008 through 2016

Sub-total	512

Total	15,837

(1)	Represents the total leased space excluding sub-leased space.
(2)	Most leases expiring in 2008 have renewal features at our option.
(3)	Excludes a facility operated under an outsourced arrangement in Canada.

We lease our corporate headquarters in Seattle, Washington. We also lease additional corporate office, fulfillment and warehouse operations, customer service, and other facilities throughout the United States, principally in Arizona, California, Delaware, Florida, Indiana, Kansas, Kentucky, Michigan, Nevada, New Hampshire, North Dakota, Pennsylvania, South Carolina, Texas, Virginia, Washington, West Virginia, and Wisconsin. Outside of the United States, we also lease corporate office, fulfillment and warehouse operations, customer service, and other facilities, principally in China, France, Germany, India, Ireland, Japan, Luxembourg, and the United Kingdom.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.     Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies—Legal Proceedings.”

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2007.

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

	High	Low
Year ended December 31, 2006
First Quarter	$47.87	$35.25
Second Quarter	38.68	31.61
Third Quarter	38.61	26.07
Fourth Quarter	42.96	30.87
Year ended December 31, 2007
First Quarter	$41.51	$36.43
Second Quarter	73.65	40.42
Third Quarter	93.48	68.73
Fourth Quarter	100.82	77.00

Holders

As of February 1, 2008, there were 3,587 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Income Statement:
Net sales	$14,835	$10,711	$8,490	$6,921	$5,264
Income from operations	655	389	432	440	270
Income before change in accounting principle	476	190	333	588	35
Cumulative effect of change in accounting principle	—	—	26	—	—
Net income	476	190	359	588	35
Basic earnings per share (1):
Prior to cumulative effect of change in accounting principle	$1.15	$0.46	$0.81	$1.45	$0.09
Cumulative effect of change in accounting principle	—	—	0.06	—	—

Basic earnings per share (1)	$1.15	$0.46	$0.87	$1.45	$0.09

Diluted earnings per share (1):
Prior to cumulative effect of change in accounting principle	$1.12	$0.45	$0.78	$1.39	$0.08
Cumulative effect of change in accounting principle	—	—	0.06	—	—

Diluted earnings per share (1)	$1.12	$0.45	$0.84	$1.39	$0.08

Weighted average shares used in computation of earnings per share:
Basic	413	416	412	406	395
Diluted	424	424	426	425	419

Cash Flow Statement:
Net cash provided by operating activities	$1,405	$702	$733	$566	$393
Purchases of fixed assets, including internal-use software and website development	(224)	(216)	(204)	(89)	(46)

Free cash flow (2)	$1,181	$486	$529	$477	$347

	December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet:
Total assets	$6,485	$4,363	$3,696	$3,248	$2,162
Long-term debt	1,282	1,247	1,480	1,835	1,919

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

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

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our customer-facing websites primarily include merchandise and content we have purchased for resale from vendors and products offered by marketplace sellers. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by other sellers. We also offer services such as Amazon Web Services, Amazon Enterprise Solutions, co-branded credit cards, fulfillment, and miscellaneous marketing and promotional offers.

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In managing shareholder dilution, we include all stock awards outstanding, without regard to estimated forfeitures, consisting of vested and unvested awards and in-the-money

[1]

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.

and out-of-the-money stock options. Total shares outstanding plus outstanding stock awards were 435 million and 436 million at December 31, 2007 and 2006. These amounts exclude 14 million shares issuable upon conversion of our long-term debt. In 2007, we repurchased 6 million shares of our common stock under a repurchase program authorized by our Board of Directors.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure, build, enhance, and add features to our websites and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13, 13, and 14 for 2007, 2006, and 2005. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 57, 53, and 54 for 2007, 2006 and 2005. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We will continue to invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies and support our infrastructure web services. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved customer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the customer experience on the Internet and increase its ubiquity in people’s lives. Amazon Web Services provides technology services that give developers access to technology infrastructure that they can use to enable virtually any type of business. Our challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts paid in advance for subscription services, including amounts received for Amazon Prime and other membership programs, are deferred and recognized as revenue over the subscription term. For our products with multiple elements, where a standalone value for each element cannot be established, we recognize the revenue and related cost over the estimated economic life of the product.

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

Commissions and per-unit fees received from sellers and similar amounts earned through Amazon Enterprise Solutions are recognized when the item is sold by the seller and our collectibility is reasonably assured. When we are responsible for fulfillment-related services, commissions are recognized when risk of loss and title transfer to the customer. We record an allowance for estimated refunds on such commissions using historical experience.

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

We provide fulfillment-related services in connection with certain of our agreements. In those arrangements, as well as other product sales by other sellers, the seller maintains ownership of the related products. As such, these amounts are not included in our consolidated balance sheets.

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

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash provided by (used in):
Operating activities	$1,405	$702	$733
Investing activities	42	(333)	(778)
Financing activities	50	(400)	(193)

Free cash flow, a non-GAAP financial measure, was $1.18 billion for 2007, compared to $486 million and $529 million for 2006 and 2005. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow in 2007 primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. The decrease in free cash flow in 2006 was primarily driven by our increased expenditure in technology and content and excess tax benefits from stock-based compensation deductions now classified as financing cash flows. Free cash flow for 2005 included the effect of our payment of a $40 million patent litigation settlement. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $3.1 billion, $2.0 billion, and $2.0 billion at December 31, 2007, 2006 and 2005. Amounts held in foreign currencies were $1.2 billion, $623 million, and

$905 million at December 31, 2007, 2006, and 2005 and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by operating activities was $1.4 billion, $702 million, and $733 million in 2007, 2006, and 2005. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $42 million, $(333) million, and $(778) million in 2007, 2006, and 2005, with the variability caused primarily by purchases, maturities, and sales of marketable securities. Capital expenditures were $224 million, $216 million and $204 million in 2007, 2006 and 2005, with the sequential increases primarily reflecting additional investments in technology infrastructure, fulfillment-related assets and the development of new features and product offerings on our websites. Capital expenditures included $108 million, $108 million and $79 million for internal-use software and website development during 2007, 2006 and 2005. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made payments for the acquisition of certain companies and intellectual property rights, resulting in cash payments, net of acquired cash, of $75 million, $32 million, and $24 million in 2007, 2006 and 2005 attributable to cash provided by investing activities.

Cash provided by (used in) financing activities was $50 million, $(400) million, and $(193) million in 2007, 2006, and 2005. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. We repurchased 6 million shares of common stock for $248 million in 2007, and 8 million shares of common stock for $252 million in 2006, under a $500 million repurchase program authorized by our Board of Directors in 2006. Repayments on long-term debt and payments on capital lease obligations were $74 million, $383 million, and $270 million in 2007, 2006, and 2005. Repayments on long-term debt include €250 million and €200 million of our 6.875% PEACS for $300 million and $265 million in 2006 and 2005. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt.” Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and exercises of employee stock options. SFAS No. 123(R), Accounting for Stock Based Compensation, requires tax benefits relating to excess stock-based compensation deductions be presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $257 million, $102 million and $7 million in 2007, 2006, and 2005. Cash inflows from proceeds from exercise of employee stock options were $91 million, $35 million, and $59 million in 2007, 2006, and 2005. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

In 2007, 2006 and 2005 we recorded net tax provisions of $184 million, $187 million, and $95 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $24 million, $15 million, and $12 million for 2007, 2006, and 2005. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to all of our outstanding 4.75% Convertible Subordinated Notes due 2009 (“4.75% Convertible Subordinated Notes”) and 6.875% PEACS. The outstanding principal of our 4.75% Convertible Subordinated Notes as of this authorization was $899 million, and the outstanding principal amount of our 6.875% PEACS was €240 million. In August 2006, our Board of Directors authorized a 24-month program to repurchase up to $500 million of our common stock, pursuant to which we repurchased $252 million and $248 million of our common stock in 2006 and 2007, respectively. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13, 13, and 14 for 2007, 2006, and 2005. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

The following summarizes our principal contractual commitments as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$17	$932	$350	$—	$—	$—	$1,299
Debt interest (1)	69	46	24	—	—	—	139
Capital leases, including interest	32	29	23	6	6	5	101
Operating leases	132	107	89	69	52	201	650
Other commitments (2)(3)	60	64	80	60	43	579	886
Purchase obligations (4)	485	—	—	—	—	—	485

Total commitments	$795	$1,178	$566	$135	$101	$785	$3,560

(1)	At December 31, 2007, the Euro to U.S. Dollar exchange rate was 1.459. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $114 million as of December 31, 2007. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)

Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 800,000 square feet of corporate office space in Seattle, Washington. We also have the right to occupy up to an additional approximately 800,000 square feet subject to a termination fee, estimated to be up to approximately $40 million, if we do not elect to occupy this additional space. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See

Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies—Commitments.”
(3)	Includes commitments to acquire intellectual property and unrecognized tax benefits under FIN 48, but excludes $105 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Income Taxes.”
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

In January 2008 we closed or entered into agreements, subject to regulatory approvals and other conditions, to acquire or invest in certain companies. These acquisitions and investments result in aggregate cash payments of approximately $400 million, net of cash acquired.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2007 consisted of $14 million in “Cash and cash equivalents” and “Marketable securities,” and $197 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	78	4	(7)	75

Balance at December 31, 2007	$138	$60	$13	$211

(1)	Represents collateral for certain debt related to our international operations.
(2)	At December 31, 2006, our market capitalization was $38.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net Sales:
North America	$8,095	$5,869	$4,711
International	6,740	4,842	3,779

Consolidated	$14,835	$10,711	$8,490

Year-over-year Percentage Growth:
North America	38%	25%	22%
International	39	28	23
Consolidated	39	26	23

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	38%	24%	22%
International	31	28	25
Consolidated	35	26	24

Net Sales Mix:
North America	55%	55%	55%
International	45	45	45

Consolidated	100%	100%	100%

Revenue increased 39% in 2007, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $399 million for 2007. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 38% in 2007. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.

The International revenue growth rate was 39% in 2007. This revenue growth reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings. Additionally, changes in currency exchange rates positively affected International net sales by $390 million in 2007.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Gross Profit:
North America	$2,031	$1,525	$1,267
International	1,322	931	772

Consolidated	$3,353	$2,456	$2,039

Gross Profit Growth Rate:
North America	33%	20%	24%
International	42	21	33
Consolidated	37	20	27

Gross Margin:
North America	25.1%	26.0%	26.9%
International	19.6	19.2	20.4
Consolidated	22.6	22.9	24.0

The increase in gross profit in absolute terms during 2007, compared to 2006 and 2005, corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by marketplace sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 28% of unit sales in 2007, 2006, and 2005. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller .

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in 2007 decreased by 90 basis points compared to 2006 resulting primarily from our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics.

North America segment gross margins in 2006 decreased by 92 basis points compared to 2005 resulting primarily from changes in our revenue mix, as revenue in our retail business grew faster than revenue from marketplace sellers. In addition, sales from electronics and other general merchandise grew faster than sales from media and we continued our efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime.

International segment gross margins in 2007 increased by 38 basis points compared to 2006 resulting primarily from increases in sales of products by marketplace sellers, offset partially by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics.

International segment gross margins in 2006 decreased by 120 basis points compared to 2005 resulting primarily from changes in our revenue mix as sales from electronics and other general merchandise grew faster than sales from media.

Supplemental Information

Supplemental information about shipping results is as follows:

	December 31,
	2007	2006	2005
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$740	$567	$511
Outbound shipping costs	(1,174)	(884)	(750)

Net shipping cost	$(434)	$(317)	$(239)

Year-over-year Percentage Growth:
Shipping revenue	31%	11%	22%
Outbound shipping costs	33	18	22
Net shipping cost	37	32	22
Percent of Net Sales:
Shipping revenue	5.0%	5.3%	6.0%
Outbound shipping costs	(7.9)	(8.3)	(8.8)

Net shipping cost	(2.9)%	(3.0)%	(2.8)%

(1)	Excludes amounts earned on shipping activities by sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net Sales:
North America
Media	$4,630	$3,582	$3,046
Electronics and other general merchandise	3,139	2,024	1,443
Other (1)	326	263	222

Total North America	$8,095	$5,869	$4,711

International
Media	$4,612	$3,485	$2,885
Electronics and other general merchandise	2,071	1,337	886
Other (1)	57	20	8

Total International	$6,740	$4,842	$3,779

Consolidated
Media	$9,242	$7,067	$5,931
Electronics and other general merchandise	5,210	3,361	2,329
Other (1)	383	283	230

Total consolidated	$14,835	$10,711	$8,490

Year-over-year Percentage Growth:
North America
Media	29%	18%	18%
Electronics and other general merchandise	55	40	28
Other	24	18	71
Total North America	38	25	22
International
Media	32%	21%	15%
Electronics and other general merchandise	55	51	59
Other	186	151	234
Total International	39	28	23
Consolidated
Media	31%	19%	16%
Electronics and other general merchandise	55	44	38
Other	35	23	74
Total consolidated	39	26	23

Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	25%	21%	17%
Electronics and other general merchandise	45	49	62
Other	165	147	247
Total International	31	28	25
Consolidated
Media	27%	19%	17%
Electronics and other general merchandise	51	43	39
Other	34	23	74
Total consolidated	35	26	24

Consolidated Net Sales Mix:
Media	62%	66%	70%
Electronics and other general merchandise	35	31	27
Other	3	3	3

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional services.

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year ended December 31, 2007			Year ended December 31, 2006			Year ended December 31, 2005
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$1,292	$(39)	$1,253	$937	$(24)	$913	$745	$(16)	$729
Marketing	344	(8)	336	263	(4)	259	198	(6)	192
Technology and content	818	(103)	715	662	(54)	608	451	(45)	406
General and administrative	235	(35)	200	195	(19)	176	166	(20)	146
Other operating expense	9	—	9	10	—	10	47	—	47

Total operating expenses	$2,698	$(185)	$2,513	$2,067	$(101)	$1,966	$1,607	$(87)	$1,520

Year-over-year Percentage Growth:
Fulfillment	38%		37%	26%		25%	24%		23%
Marketing	31		30	32		34	22		22
Technology and content	23		17	47		50	59		62
General and administrative	20		13	18		21	34		30
Percent of Net Sales:
Fulfillment	8.7%		8.4%	8.7%		8.5%	8.8%		8.6%
Marketing	2.3		2.3	2.5		2.4	2.3		2.3
Technology and content	5.5		4.8	6.2		5.7	5.3		4.8
General and administrative	1.6		1.3	1.8		1.6	1.9		1.7

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during 2007 in comparison with the prior years relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain marketplace seller transactions; and costs from expanding fulfillment capacity.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain seller transactions, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of revenue versus our retail sales, our sales by our sellers have higher fulfillment costs as a percent of net sales.

We expanded our fulfillment capacity in 2007, 2006, and 2005 through gains in efficiencies and increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

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

Marketing costs increased in absolute dollars in 2007 compared to 2006 and 2005, due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We continue to invest in several areas of technology and content including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. We are also investing in technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support our infrastructure web services. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. The growth rate of our technology and content spending decreased in 2007 compared to the prior year. We intend to continue investing in areas of technology and content as we continue to add employees to our staff and add technology infrastructure.

For the years ended 2007, 2006, and 2005, we capitalized $129 million, $123 million, and $90 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $116 million, $86 million, and $50 million for 2007, 2006, and 2005.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in 2007 compared to 2006 and 2005 is primarily due to increases in payroll and related expenses, and professional fees.

Stock-Based Compensation

As of January 1, 2005, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $26 million in 2005, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Stock-based compensation was $185 million, $101 million and $87 million during 2007, 2006, and 2005. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

Other Operating Expense, Net

Other operating expense, net, was $9 million and $10 million during 2007 and 2006, primarily attributable to amortization of other intangibles. Other operating expense, net, was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million.

Income from Operations

Income from operations was $655 million, $389 million, and $432 million during 2007, 2006, and 2005. The increase in 2007 from 2006 is primarily a result of the increased growth rate of our revenue and gross profit relative to operating expenses. The decrease in 2006 from 2005 is primarily a result of an increase in spending for technology and content.

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including a $899 million principal balance of our 4.75% Convertible Subordinated Notes and a €240 million ($350 million based on the exchange rate at December 31, 2007) principal balance of our 6.875% PEACS at December 31, 2007. Interest expense was $77 million, $78 million, and $92 million in 2007, 2006, and 2005, with declines primarily relating to principal repayments of $300 million and $265 million in 2006 and 2005.

Our total long-term indebtedness was $1.3 billion at both December 31, 2007 and 2006. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Long-Term Debt.”

Our interest income was $90 million, $59 million, and $44 million during 2007, 2006, and 2005. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, was $(1) million, $(4) million, and $2 million, in 2007, 2006 and 2005, and consisted primarily of gains and losses on sales of marketable securities, foreign-currency transaction gains and losses, and other miscellaneous losses.

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

Remeasurements and Other

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(33)	$(37)	$90
Loss on redemption of long-term debt	—	(6)	(6)
Foreign-currency gain (loss) on intercompany balances	32	50	(47)
Other	(6)	4	5

Total remeasurements and other	$(7)	$11	$42

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Remeasurements and other” on our consolidated statements of operations.

(2)	Represents the gains (losses) associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Foreign Currency.”

Income Taxes

We recorded a provision for income taxes of $184 million, $187 million, and $95 million, in 2007, 2006 and 2005. The effective tax rate in 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% U.S. federal statutory rate resulting from establishment of our European headquarters in Luxembourg, which we expect will benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

Included in the 2005 provision and reducing the impact of the international restructure is a tax benefit of $90 million, resulting from certain of our deferred tax assets becoming more likely than not realizable. This tax benefit represented $0.22 and $0.21 of basic and diluted earnings per share.

We expect our effective tax rate in 2008 to be approximately 30%. However, our effective tax rate is subject to significant variation due to several factors, including from accurately predicting our taxable income, the taxable jurisdictions to which it relates, and business acquisitions and investments. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, we expect a majority of our net tax provision to be non-cash.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$14,436	$399	$14,835	$10,687	$24	$10,711	$8,563	$(73)	$8,490
Gross profit	3,274	79	3,353	2,455	1	2,456	2,052	(13)	2,039
Operating expenses	2,648	50	2,698	2,064	3	2,067	1,612	(5)	1,607
Income from operations	626	29	655	391	(2)	389	440	(8)	432
Net interest income (expense) and other (3)	11	1	12	(17)	(6)	(23)	(52)	6	(46)
Remeasurements and other income (expense) (4)	(6)	(1)	(7)	(2)	13	11	1	41	42
Net income	456	20	476	188	2	190	328	31	359

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.

(3)	Includes foreign-currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2007, 2006, and 2005 (in millions):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$1,405	$702	$733
Purchases of fixed assets, including internal-use software and website development	(224)	(216)	(204)

Free cash flow	$1,181	$486	$529

Net cash provided by (used in) investing activities	$42	$(333)	$(778)

Net cash provided by (used in) financing activities	$50	$(400)	$(193)

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

Operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses primarily related to our workforce. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in the “Fulfillment,” “Technology and content,” “Marketing,” and “General and administrative” line items would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of our compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations.

Guidance

The Company provided guidance on January 30, 2008 in its earnings release furnished on Form 8-K as follows:

First Quarter 2008 Guidance

•	Net sales are expected to be between $3.95 billion and $4.15 billion, or to grow between 31% and 38% compared with first quarter 2007.

•

Operating income is expected to be between $155 million and $200 million, or to grow between 7% and 38% compared with first quarter 2007. This guidance includes $55 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional acquired intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

Full Year 2008 Expectations

•	Net sales are expected to be between $18.75 billion and $19.75 billion, or to grow between 26% and 33% compared with 2007.

•

Operating income is expected to be between $785 million and $985 million, or to grow between 20% and 50% compared with 2007. This guidance includes $240 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional acquired intangible assets are recorded and that there are no further revisions to stock-based compensation estimates.

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

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2007 (in millions, except percentages):

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value at December 31, 2007
Money market funds	$1,408	$—	$—	$—	$—	$—	$1,408	$1,408
Weighted average interest rate	4.42%	—	—	—	—	—	4.42%
Certificates of deposit	—	—	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—	—
Corporate debt securities	6	16	26	49	18	—	115	116
Weighted average interest rate	5.11%	4.65%	4.78%	4.59%	4.85%	—	4.71%
U.S. Government and Agency Securities	120	49	49	33	46	—	297	301
Weighted average interest rate	4.26%	3.20%	3.69%	3.72%	3.46%	—	3.81%
Asset backed securities	10	31	30	28	1	1	101	101
Weighted average interest rate	5.17%	4.80%	4.74%	4.99%	4.62%	4.65%	4.87%
Foreign government and agency securities	274	30	18	26	9	—	357	357
Weighted average interest rate	4.28%	3.49%	3.71%	3.89%	3.83%	—	4.15%
Other securities	—	4	—	—	—	—	4	4
Weighted average interest rate	—	4.55%	—	—	—	—	4.55%

Cash equivalents and marketable fixed-income securities	$1,818	$130	$123	$136	$74	$1	$2,282	$2,287

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2006 (in millions, except percentages):

	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value at December 31, 2006
Money market funds	$763	$—	$—	$—	$—	$—	$763	$763
Weighted average interest rate	3.92%	—	—	—	—	—	3.92%
Certificates of deposit	50	—	—	—	—	—	50	50
Weighted average interest rate	5.25%	—	—	—	—	—	5.25%
Corporate debt securities	266	45	40	29	39	—	419	419
Weighted average interest rate	5.47%	5.43%	5.23%	5.04%	4.83%	—	5.35%
U.S. Government and Agency Securities	53	32	20	39	27	37	208	207
Weighted average interest rate	5.24%	4.77%	4.88%	4.85%	4.95%	5.46%	5.06%
Asset backed securities	238	32	40	29	9	—	348	347
Weighted average interest rate	5.47%	5.42%	5.28%	5.19%	5.91%	—	5.43%
Foreign government and agency securities	21	28	21	17	18	—	105	104
Weighted average interest rate	3.74%	3.83%	3.83%	3.86%	3.87%	—	3.82%
Other securities	—	2	2	—	—	—	4	4
Weighted average interest rate	—	5.08%	5.12%	—	—	—	5.10%

Cash equivalents and marketable fixed-income securities	$1,391	$139	$123	$114	$93	$37	$1,897	$1,894

At December 31, 2007, we had long-term debt of $1.3 billion primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our long-term debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes was $1.1 billion at December 31, 2007 (outstanding principal of $899 million) and $883 million (outstanding principal of $900 million) at December 31, 2006. The fair value of the 6.875% PEACS was $358 million at December 31, 2007 (outstanding principal of €240 million), and $320 million at December 31, 2006 (outstanding principal of €240 million).

Foreign Exchange Risk

During 2007, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2007, International segment revenues increased $390 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2007 of $1.2 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $60 million, $120 million, and $240 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the net intercompany balances at December 31, 2007 of $250 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $15 million, $25 million, and $50 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at December 31, 2007 of €240 million ($350 million, based on the exchange rate as of December 31, 2007). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $114 million as of December 31, 2007. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $20 million, $35 million, and $70 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20% in 2007, we would incur $1 million, $2 million, and $5 million additional annual interest expense due solely to fluctuations in foreign exchange.

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2007, our recorded basis in equity securities (including both publicly-traded and private companies) was $29 million, including $12 million classified as “Marketable securities,” and $17 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2007 of $55 million (recorded basis of $12 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $10 million, $15 million, and $25 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

February 8, 2008

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,022	$1,013	$1,303
OPERATING ACTIVITIES:
Net income	476	190	359
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	246	205	121
Stock-based compensation	185	101	87
Other operating expense, net	9	10	7
Losses (gains) on sales of marketable securities, net	1	(2)	(1)
Remeasurements and other	12	(6)	(37)
Deferred income taxes	(99)	22	70
Excess tax benefits from stock-based compensation	(257)	(102)	(7)
Cumulative effect of change in accounting principle	—	—	(26)
Changes in operating assets and liabilities:
Inventories	(303)	(282)	(104)
Accounts receivable, net and other	(255)	(103)	(84)
Accounts payable	928	402	274
Accrued expenses and other	429	241	67
Additions to unearned revenue	244	206	156
Amortization of previously unearned revenue	(211)	(180)	(149)

Net cash provided by operating activities	1,405	702	733
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(224)	(216)	(204)
Acquisitions, net of cash acquired, and other	(75)	(32)	(24)
Sales and maturities of marketable securities and other investments	1,271	1,845	836
Purchases of marketable securities and other investments	(930)	(1,930)	(1,386)

Net cash provided by (used in) investing activities	42	(333)	(778)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	91	35	59
Excess tax benefits from stock-based compensation	257	102	7
Common stock repurchased	(248)	(252)	—
Proceeds from long-term debt and other	24	98	11
Repayments of long-term debt and capital lease obligations	(74)	(383)	(270)

Net cash provided by (used in) financing activities	50	(400)	(193)
Foreign-currency effect on cash and cash equivalents	20	40	(52)

Net increase (decrease) in cash and cash equivalents	1,517	9	(290)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,539	$1,022	$1,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67	$86	$105
Cash paid for income taxes	24	15	12
Fixed assets acquired under capital leases and other financing arrangements	74	69	6
Fixed assets acquired under build-to-suit leases	15	—	—

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$14,835	$10,711	$8,490
Cost of sales	11,482	8,255	6,451

Gross profit	3,353	2,456	2,039
Operating expenses (1):
Fulfillment	1,292	937	745
Marketing	344	263	198
Technology and content	818	662	451
General and administrative	235	195	166
Other operating expense, net	9	10	47

Total operating expenses	2,698	2,067	1,607

Income from operations	655	389	432
Interest income	90	59	44
Interest expense	(77)	(78)	(92)
Other income (expense), net	(1)	(4)	2
Remeasurements and other	(7)	11	42

Total non-operating income (expense)	5	(12)	(4)

Income before income taxes	660	377	428
Provision for income taxes	184	187	95

Income before cumulative effect of change in accounting principle	476	190	333
Cumulative effect of change in accounting principle	—	—	26

Net income	$476	$190	$359

Basic earnings per share:
Prior to cumulative effect of change in accounting principle	$1.15	$0.46	$0.81
Cumulative effect of change in accounting principle	—	—	0.06

	$1.15	$0.46	$0.87

Diluted earnings per share:
Prior to cumulative effect of change in accounting principle	$1.12	$0.45	$0.78
Cumulative effect of change in accounting principle	—	—	0.06

	$1.12	$0.45	$0.84

Weighted average shares used in computation of earnings per share:
Basic	413	416	412

Diluted	424	424	426

(1) Includes stock-based compensation as follows:

Fulfillment	$39	$24	$16
Marketing	8	4	6
Technology and content	103	54	45
General and administrative	35	19	20

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2007	2006
A S S E T S
Current assets:
Cash and cash equivalents	$2,539	$1,022
Marketable securities	573	997
Inventories	1,200	877
Accounts receivable, net and other	705	399
Deferred tax assets	147	78

Total current assets	5,164	3,373
Fixed assets, net	543	457
Deferred tax assets	260	199
Goodwill	222	195
Other assets	296	139

Total assets	$6,485	$4,363

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,795	$1,816
Accrued expenses and other	919	716

Total current liabilities	3,714	2,532
Long-term debt	1,282	1,247
Other long-term liabilities	292	153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—500
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000
Issued shares—431 and 422
Outstanding shares—416 and 414	4	4
Treasury stock, at cost	(500)	(252)
Additional paid-in capital	3,063	2,517
Accumulated other comprehensive income (loss)	5	(1)
Accumulated deficit	(1,375)	(1,837)

Total stockholders’ equity	1,197	431

Total liabilities and stockholders’ equity	$6,485	$4,363

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2005	410	4	$—	$2,123	$32	$(2,386)	$(227)

Net income	—	—	—	—	—	359	359
Foreign currency translation losses, net	—	—	—	—	(15)	—	(15)
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(14)	—	(14)
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	3	—	3

Comprehensive income							333

Exercise of common stock options, net and vesting of restricted stock	6	—	—	58	—	—	58
Change in accounting principle	—	—	—	(26)	—	—	(26)
Excess tax benefits from stock-based compensation	—	—	—	10	—	—	10
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	98	—	—	98

Balance at December 31, 2005	416	4	—	2,263	6	(2,027)	246
Net income	—	—	—	—	—	190	190
Foreign currency translation losses, net of tax	—	—	—	—	(13)	—	(13)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	2	—	2

Comprehensive income							183

Exercise of common stock options	6	—	—	35	—	—	35
Repurchase of common stock	(8)	—	(252)	—	—	—	(252)
Excess tax benefits from stock-based compensation	—	—	—	102	—	—	102
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	117	—	—	117

Balance at December 31, 2006	414	4	(252)	2,517	(1)	(1,837)	431
Net income	—	—	—	—	—	476	476
Foreign currency translation losses, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	8	—	8
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							482

Change in accounting principle	—	—	—	2	—	(14)	(12)
Unrecognized excess tax benefits from stock-based compensation	—	—	—	4	—	—	4
Exercise of common stock options and conversion of debt	8	—	—	92	—	—	92
Repurchase of common stock	(6)	—	(248)	—	—	—	(248)
Excess tax benefits from stock-based compensation	—	—	—	257	—	—	257
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	191	—	—	191

Balance at December 31, 2007	416	4	$(500)	$3,063	$5	$(1,375)	$1,197

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com, a Fortune 500 company, opened its virtual doors on the World Wide Web in July 1995 and today offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company. Amazon.com serves three primary customer sets: consumer customers, seller customers and developer customers. We serve consumer customers through our retail websites, which include www.amazon.com, www.amazon.ca, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.co.uk, www.shopbop.com, www.endless.com, and the Joyo Amazon websites at www.joyo.cn and www.amazon.cn. We serve seller customers by offering programs and services that enable them to sell products on our websites and operate their e-commerce businesses under their own brand name and website address. We serve developers by offering a suite of web services that provide developer customers with direct access to Amazon.com’s robust technology platform in order to enable them to build innovative applications on their own. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

We have organized our operations into two principal segments: North America and International. See “Note 13—Segment Information.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating primarily to the Joyo Amazon websites) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

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

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect under the if-converted method is antidilutive. See “Note 4—Long-Term Debt.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2007	2006	2005
Shares used in computation of basic earnings per share	413	416	412
Total dilutive effect of outstanding stock awards (1)	11	8	14

Shares used in computation of diluted earnings per share	424	424	426

(1)	Calculated using the treasury stock method that assumes proceeds available to reduce the dilutive affect of outstanding stock awards, which include the exercise price of stock options, the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Business Acquisitions

We acquired certain companies during 2007 for an aggregate cash purchase price of $33 million, including cash payments of $24 million and future cash payments of $9 million. We also made principal payments of $13 million on acquired debt in connection with one of these acquisitions. Additional cash consideration for these acquisitions is contingent upon continued employment. This amount is expensed as compensation over the employment period and not included in the purchase price. Acquired intangibles totaled $18 million and have estimated useful lives of between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $21 million and is classified as “Goodwill” on our consolidated balance sheets.

We acquired certain companies during 2006 for an aggregate cash purchase price of $50 million, including cash paid of $30 million and $19 million in 2006 and 2007, and additional cash payments of $1 million due in 2008. Acquired intangibles totaled $17 million and have estimated useful lives of between one and ten years. The excess of purchase price over the fair value of the net assets acquired was $33 million and is classified as “Goodwill” on our consolidated balance sheets.

In 2005, we acquired certain companies for an aggregate cash purchase price of $29 million. Acquired intangibles totaled $10 million and have estimated useful lives of between one and three years. The excess of purchase price over the fair value of the net assets acquired was $19 million and is classified as “Goodwill” on our consolidated balance sheets.

The results of operations of each of the businesses acquired in 2007, 2006, and 2005 have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2007, 2006, and 2005 was not significant.

Cash and Cash Equivalents

We classify all highly liquid instruments, including money market funds that comply with Rule 2a-7 of the Investment Company Act of 1940, with a remaining maturity of three months or less at the time of purchase as cash equivalents.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We provide fulfillment-related services in connection with certain of our marketplace sellers and Amazon Enterprise Solutions programs. In those arrangements, as well as all other product sales by other sellers, the marketplace seller maintains ownership of the related products.

Accounts Receivable, Net and Other Current Assets

Included in “Accounts receivable, net and other current assets” are customer and vendor receivables, as well as prepaid expenses of $23 million and $17 million at December 31, 2007 and 2006, representing advance payments for insurance, licenses, and other miscellaneous expenses.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful accounts receivable was $64 million and $40 million at December 31, 2007 and 2006.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the years ended 2007, 2006, and 2005, we capitalized $129 million (including $21 million of stock-based compensation), $123 million (including $16 million of stock-based compensation), and $90 million (including $11 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $116 million, $86 million, and $50 million for 2007, 2006, and 2005.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.”

Leases and Asset Retirement Obligations

We account for our lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We account for build-to-suit lease arrangements in accordance with Emerging Issues Task Force (EITF) 97-10, The Effect of Lessee Involvement in Asset Construction, to the extent we are involved in the construction of structural improvements prior to commencement of a lease.

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

Goodwill

We evaluate goodwill for impairment, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment in 2007 or 2006. There were no events or circumstances from the date of our assessment through December 31, 2007 that would impact this assessment.

At December 31, 2007 and December 31, 2006, approximately 55% and 60% of our acquired goodwill was assigned to our International segment, the majority of which relates to our acquisition of Joyo.com Limited.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year; intellectual property rights; certain equity investments; and intangible assets, net of amortization. At December 31, 2007 and 2006, the cost basis and fair value of marketable securities restricted for longer than one year was $197 million and $86 million, primarily attributable to collateralization of bank guarantees and debt related to our international operations. At December 31, 2007, intellectual property rights were $28 million; at December 31, 2006, these amounts were not significant. At December 31, 2007, and 2006, equity investments were $17 million and $19 million.

Other intangibles, net, included within “Other assets,” were $26 million and $21 million at December 31, 2007 and 2006. Accumulated amortization was $29 million and $16 million at December 31, 2007 and 2006, which excludes the accumulated amortization of fully-amortized intangibles. Amortization expense was $13 million, $10 million, and $5 million in 2007, 2006, and 2005. Amortization expense of intangible assets over the next five years is as follows: $8 million in 2008; $4 million in 2009; $3 million in 2010; $2 million in 2011; $2 million in 2012. The weighted-average amortization period is five years based on useful life assumptions between one and ten years.

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. We classify our investments in equity-method investees on our consolidated balance

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices, if available; recent financial results and operating trends; other publicly available information; implied values from any recent purchase/sales offers of investee securities; or other conditions that may affect the value of our investments. At December 31, 2007, gross unrealized losses on our marketable securities were $3 million and were determined to be temporary based on our assessment of the qualitative and quantitative factors discussed above.

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

Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2007 or 2006.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2007 and 2006 were liabilities of $240 million and $183 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $91 million and $78 million at December 31, 2007 and 2006.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, totaling $126 million at December 31, 2007, since we intend to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2007, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $385 million, which includes $148 million relating to net operating loss carryforwards (“NOLs”) that were primarily attributed to stock-based compensation. The majority of our NOLs begin to expire in 2019 and thereafter.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Adopting FIN 48 increased long-term assets by $10 million, long-term liabilities by $21 million, accumulated deficit by $14 million and additional paid-in capital by $2 million. These amounts include the associated federal benefit related to unrecognized tax benefits, and interest and penalties which collectively are not material. As of January 1, 2007, we had $110 million of tax contingencies.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We evaluate the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, including amounts received for Amazon Prime and other membership programs, are deferred and recognized as revenue over the subscription term. For our products with multiple elements, where a standalone value for each element cannot be established, we recognize the revenue and related cost over the estimated economic life of the product.

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

Commissions and per-unit fees received from sellers and similar amounts earned through Amazon Enterprise Solutions are recognized when the item is sold by seller and our collectibility is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $740 million, $567 million, and $511 million for 2007, 2006, and 2005. Outbound shipping-related costs are included in “Cost of sales” and totaled $1.2 billion, $884 million, and $750 million for 2007, 2006, and 2005. The net cost to us of shipping activities was $434 million, $317 million, and $239 million for 2007, 2006 and 2005.

Cost of Sales

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, packaging supplies, and costs incurred in operating and staffing our fulfillment and

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer service centers on behalf of other businesses. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as “Cost of sales” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses, such as Target Corporation, are classified as cost of sales rather than fulfillment.

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

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $306 million, $226 million, and $168 million in 2007, 2006, and 2005. Prepaid advertising costs were not significant at December 31, 2007 and 2006.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in, application development, category expansion, editorial content, buying, merchandising selection, and systems support, as well as costs associated with the compute, storage and telecommunications infrastructure.

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

Stock-Based Compensation

As of January 1, 2005, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and services for the Joyo Amazon websites at www.joyo.cn and www.amazon.cn. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. Additionally, the functional currency of our subsidiaries that either operate or support these international websites is the same as the local currency of the United Kingdom, Germany, France, Japan, Canada, and China. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. See “Note 10—Other Income (Expense), Net.”

Gains and losses arising from intercompany foreign currency transactions are included in net income. In connection with the remeasurement of intercompany balances, we recorded gains of $32 million and $50 million in 2007 and 2006, and a loss of $47 million in 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

We measure our cash, cash equivalents and marketable securities at fair value based on the quoted prices in active markets. The following tables summarize, by major security type, our cash, cash equivalents and marketable securities (in millions):

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$813	$—	$—	$813
Money market funds	1,408	—	—	1,408
Corporate debt securities	116	1	(1)	116
U.S. government and agency securities	298	4	(1)	301
Asset-backed securities	101	1	(1)	101
Foreign government and agency securities	358	—	(1)	357
Equity securities	5	7	—	12
Other securities	4	—	—	4

Total cash, cash equivalents, and marketable securities (2)	$3,103	$13	$(4)	$3,112

(1)	The fair value of investments with loss positions was $515 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (substantially all less than twelve months), and concluded that such amounts were not “other-than-temporary.”
(2)	Includes investments in foreign currencies of $1.2 billion, principally Euros, British Pounds, and Japanese Yen.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash	$118	$—	$—	$118
Money market funds	763	—	—	763
Bank of certificates of deposits	50	—	—	50
Corporate debt securities	420	—	(1)	419
U.S. government and agency securities	208	1	(2)	207
Asset-backed securities	348	—	(1)	347
Foreign government and agency securities	105	—	(1)	104
Equity securities	4	3	—	7
Other securities	4	—	—	4

Total cash, cash equivalents, and marketable securities (2)	$2,020	$4	$(5)	$2,019

(1)	The fair value of investments with loss positions was $978 million. We evaluated the nature of these investments, which are primarily U.S. Treasury Notes, the duration of the impairments (all less than twelve months), and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary.”
(2)	Includes investments in foreign currencies of $623 million, principally Euros, British Pounds, and Japanese Yen.

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2007 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,818	$1,818
Due after one year through five years	466	469

	$2,284	$2,287

Gross gains of $2 million, $18 million, and $7 million and gross losses of $3 million, $16 million and $12 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for 2007, 2006, and 2005.

We are required to pledge a portion of our cash equivalents or marketable securities as collateral for standby letters of credit that guarantee certain of our contractual obligations, a line of credit, and real estate lease agreements. See “Note 6—Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2007	2006
Gross Fixed Assets:
Fulfillment and customer service	$464	$379
Technology infrastructure	196	153
Internal-use software, content, and website development	285	230
Construction in progress (1)	15	—
Other corporate assets	63	62

Gross fixed assets	1,023	824

Accumulated Depreciation:
Fulfillment and customer service	216	171
Technology infrastructure	74	55
Internal-use software, content, and website development	146	108
Other corporate assets	44	33

Total accumulated depreciation	480	367

Total fixed assets, net	$543	$457

(1)	We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements related to our Seattle, Washington corporate office space subject to leases scheduled to begin in 2010 and 2011. See “Note 5—Other Long-Term Liabilities” and “Note 6—Commitments and Contingencies” for further discussion.

Depreciation expense on fixed assets was $258 million, $200 million, and $113 million, which includes amortization of fixed assets acquired under capital lease obligations of $40 million, $26 million and $4 million for 2007, 2006, and 2005. Gross assets remaining under capital leases were $150 million and $77 million at December 31, 2007 and 2006. Accumulated depreciation associated with capital leases was $64 million and $28 million at December 31, 2007 and 2006.

Note 4—LONG-TERM DEBT

Our long-term debt is summarized as follows:

	December 31,
	2007	2006
	(in millions)
4.75% Convertible Subordinated Notes due February 2009	$899	$900
6.875% PEACS due February 2010	350	317
Other long-term debt	50	46

	1,299	1,263
Less current portion of long-term debt	(17)	(16)

	$1,282	$1,247

4.75% Convertible Subordinated Notes

In February 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes are convertible into our common stock at the holders’ option at a

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion price of $78.0275 per share. Total common stock issuable, as of December 31, 2007, upon conversion of our outstanding 4.75% Convertible Subordinated Notes was 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. Interest on the 4.75% Convertible Subordinated Notes is payable semi-annually in arrears in February and August of each year. The 4.75% Convertible Subordinated Notes are unsecured and are subordinated to any existing and future senior indebtedness as defined in the indenture governing the 4.75% Convertible Subordinated Notes. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal plus a redemption premium, plus any accrued and unpaid interest. The redemption premium was 0.950% of the principal at December 31, 2007, and decreased to 0.475% on February 1, 2008 and will decrease to zero at maturity in February 2009.

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

The indenture governing the 4.75% Convertible Subordinated Notes contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2007.

Based upon quoted market prices, the fair value of our 4.75% Convertible Subordinated Notes as of December 31, 2007 and 2006 was $1.1 billion and $883 million.

6.875% PEACS

In February 2000, we completed an offering of €690 million of our 6.875% PEACS. The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of €84.883 per share ($123.84, based on the exchange rates as of December 31, 2007). Total common stock issuable, as of December 31, 2007, upon conversion of our outstanding 6.875% PEACS was 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. The 6.875% PEACS rank equally with our outstanding 4.75% Convertible Subordinated Notes. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

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

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2007.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006 and 2005, we redeemed principal amounts of €250 million and €200 million ($300 million and $265 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% PEACS. As a result of these redemptions, in 2006 and 2005 we recorded a charge classified in “Remeasurements and other,” of approximately $6 million and $4 million related to the redemption, consisting of $3 million and $2 million in unamortized deferred issuance charges and $3 million and $2 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS.

Based upon quoted market prices, the fair value of the 6.875% PEACS was $358 million and $320 million (outstanding principal of €240 million) as of December 31, 2007 and 2006.

Debt Repurchase Authorization

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of all of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS. The outstanding principal of our 4.75% Convertible Subordinated Notes as of this authorization was $899 million, and the outstanding principal amount of our 6.875% PEACS was €240 million.

Note 5—OTHER LONG-TERM LIABILITIES

Our other long-term liabilities are summarized as follows:

	December 31,
	2007	2006
	(in millions)
Tax contingencies	$98	$75
Long-term capital lease obligations	62	20
Construction liability	15	—
Other	117	58

	$292	$153

Tax Contingencies

As of December 31, 2007 and 2006, we have provided tax reserves for tax contingencies of approximately $98 million and $75 million for U.S. and foreign income taxes, which primarily relate to restructuring of certain foreign operations and intercompany pricing between our subsidiaries. See “Note 12—Income Taxes” for discussion of tax contingencies.

Capital Leases

Certain of our equipment fixed assets, primarily related to technology, have been acquired under capital leases. Long-term capital lease obligations were as follows:

December 31, 2007
(in millions)
Gross capital lease obligations	$101
Less imputed interest	(13)

Present value of net minimum lease payments	88
Less current portion	(26)

Total long-term capital lease obligations	$62

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Liability Related to Seattle Campus

We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements related to our Seattle, Washington corporate office space subject to leases scheduled to begin in 2010 and 2011.

In accordance with EITF No. 97-10, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period under generally accepted accounting principles. Accordingly, as the landlord incurs the construction project costs, the assets and corresponding financial obligation are recorded in “Fixed assets, net” and “Other long-term liabilities” on our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria in accordance with SFAS No. 98, Accounting for Leases, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease for financial reporting purposes.

The remainder of our other long-term liabilities primarily include deferred tax liabilities, unearned revenue, asset retirement obligations, and deferred rental liabilities.

Note 6—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $141 million, $132 million, and $84 million for 2007, 2006, and 2005.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five year periods. Under the agreements we will occupy approximately 800,000 square feet of office space. We also have the right to occupy up to an additional approximately 800,000 square feet subject to a termination fee, estimated to be up to approximately $40 million, if the Company elects not to occupy the additional space. In addition, we have options to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the options are exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2007:

	Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$17	$932	$350	$—	$—	$—	$1,299
Debt interest (1)	69	46	24	—	—	—	139
Capital leases, including interest	32	29	23	6	6	5	101
Operating leases	132	107	89	69	52	201	650
Other commitments (2)(3)	60	64	80	60	43	579	886

Total commitments	$310	$1,178	$566	$135	$101	$785	$3,075

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2007, the Euro to U.S. Dollar exchange rate was 1.459. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $114 million as of December 31, 2007. The principal and interest commitments at December 31, 2007 reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 800,000 square feet of corporate office space in Seattle, Washington. We also have the right to occupy up to an additional approximately 800,000 square feet subject to a termination fee, estimated to be up to approximately $40 million, if we do not elect to occupy this additional space. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(3)	Includes commitments to acquire intellectual property and unrecognized tax benefits under FIN 48, but excludes $105 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Income Taxes.”

In January 2008 we closed or entered into agreements, subject to regulatory approvals and other conditions, to acquire or invest in certain companies. These acquisitions and investments result in aggregate cash payments of approximately $400 million, net of cash acquired.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2007 consisted of $14 million in “Cash and cash equivalents” and “Marketable securities,” and $197 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2006	$60	$56	$20	$136
Net change in collateral pledged	78	4	(7)	75

Balance at December 31, 2007	$138	$60	$13	$211

(1)	Represents collateral for certain debt related to our international operations.
(2)	At December 31, 2007, our market capitalization was $38.6 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2007, Polaris IP, LLC filed a complaint against us and others in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by Polaris purporting to cover an “Automatic Message Interpretation and Routing System” (U.S. Patent No. 6,411,947) and seeks injunctive relief, monetary damages, prejudgment and post-judgment interest, costs and attorneys’ fees. In November 2007, we entered into a settlement of the litigation that included, among other things, a non-exclusive license to the patent in suit.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 12—Income Taxes.”

Inventory Suppliers

During 2007, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 7—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Stock Repurchase Activity

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to $500 million of our common stock, pursuant to which we repurchased $252 million and $248 million of our common stock in 2006 and 2007, respectively. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Award Plans

Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years. Outstanding stock options generally have a term of 10 years from the date of grant. Stock options outstanding have a weighted average exercise life of 3.5 years, with a weighted average exercise price of $17.46.

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 7.6 million, 9.1 million, and 6.0 million shares of common stock during 2007, 2006, and 2005 with a per share weighted average fair value of $47.04, $36.48, and $36.50.

Common shares underlying outstanding stock awards were as follows:

	Year Ended December 31,
	2007	2006
	(in millions)
Restricted stock units	16.3	14.5
Stock options	1.9	7.4

Total outstanding stock awards	18.2	21.9

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 435 million, 436 million, and 438 million at December 31, 2007, 2006 and 2005. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Common shares outstanding decreased in both 2007 and 2006 due to repurchases of common stock, offset by exercises of stock options, vesting of restricted stock units, and matching contributions under our 401(k) savings plan.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at January 1, 2005	6.4
Units granted	6.0
Units vested	(1.2)
Units cancelled	(1.3)

Outstanding at December 31, 2005	9.9
Units granted	9.1
Units vested	(1.7)
Units cancelled	(2.8)

Outstanding at December 31, 2006	14.5
Units granted	7.6
Units vested	(3.3)
Units cancelled	(2.5)

Outstanding at December 31, 2007	16.3

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled vesting for outstanding restricted stock units at December 31, 2007 is as follows (in millions):

	Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Scheduled vesting—restricted stock units	5.6	5.8	2.9	1.4	0.4	0.2	16.3

As matching contributions under our 401(k) savings plan, we granted 0.09 million and 0.15 million shares of common stock for years ended 2007 and 2006. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

As of December 31, 2007, there was $252 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

During 2007 and 2006, the fair value of restricted stock units vested was $224 million and $68 million.

Common Stock Available for Future Issuance

At December 31, 2007, common stock available for future issuance is as follows (in millions):

December 31, 2007
Stock awards	129.3
Shares issuable upon conversion of 4.75% Convertible Subordinated Notes	11.5
Shares issuable upon conversion of 6.875% PEACS	2.8

Total common stock reserved for future issuance	143.6

Note 8—OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net income	$476	$190	$359
Net activity on available-for-sale securities:
Unrealized gains (losses) arising during the year, net of tax	8	4	(14)
Reclassification adjustment for net realized gains/losses included in net income, net of tax	—	—	—

Net change in unrealized gains/losses on available-for-sale securities	8	4	(14)
Foreign currency translation adjustment, net of tax	(3)	(13)	(15)
Amortization of net unrealized losses on terminated Euro Currency Swap, net of tax	1	2	3

Other comprehensive income (loss)	6	(7)	(26)

Comprehensive income	$482	$183	$333

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances within other comprehensive income (loss) were as follows:

	December 31,
	2007	2006
	(in millions)
Net unrealized gains (losses) on foreign currency translation, net of tax	$(1)	$2
Net unrealized gains (losses) on available-for-sale securities, net of tax	7	(1)
Net unrealized losses on terminated Euro Currency Swap, net of tax	(1)	(2)

Total accumulated other comprehensive income (loss)	$5	$(1)

Note 9—OTHER OPERATING EXPENSE, NET

Other operating expense, net, was $9 million and $10 million in 2007 and 2006, primarily attributable to amortization of other intangibles. Other operating expense, net, was $47 million in 2005, primarily attributable to our settlement of a patent lawsuit for $40 million, as well as amortization of other intangibles of $5 million.

Note 10—OTHER INCOME (EXPENSE), NET

Other income (expense), net, was $(1) million, $(4) million, and $2 million, in 2007, 2006 and 2005, and consisted primarily of gains and losses on sales of marketable securities, foreign-currency transaction gains and losses, and other miscellaneous losses.

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

Note 11—REMEASUREMENTS AND OTHER

Remeasurements and other consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$(33)	$(37)	$90
Loss on redemption of long-term debt	—	(6)	(6)
Foreign-currency gain (loss) on intercompany balances	32	50	(47)
Other	(6)	4	5

Total remeasurements and other	$(7)	$11	$42

Note 12—INCOME TAXES

In 2007, 2006 and 2005 we recorded net tax provisions of $184 million, $187 million, and $95 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation that are being utilized to reduce our taxable income. As such, cash taxes paid were $24 million, $15 million, and $12 million for 2007, 2006, and 2005.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes, net were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Current taxes:
U.S. and state	$275	$162	$16
International	8	3	9

Current taxes	283	165	25
Deferred taxes	(99)	22	70

Provision for income taxes, net	$184	$187	$95

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
U.S.	$360	$396	$601
International	300	(19)	(173)

Income before income taxes	$660	$377	$428

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Valuation allowance	(1.2)	(2.6)	(31.1)
Impact of international operations restructuring	(12.3)	16.0	15.1
Other, net	6.4	1.2	3.3

Total	27.9%	49.6%	22.3%

The effective tax rate in 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% U.S. federal statutory rate resulting from establishment of our European headquarters in Luxembourg. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

Included in the 2005 provision and reducing the impact of the international restructure was a tax benefit of $90 million, resulting from certain of our deferred tax assets becoming more likely than not realizable. This tax benefit represented $0.22 and $0.21 of basic and diluted earnings per share.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax expense attributable to income from operations for 2007, 2006, and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Deferred tax expense (benefit) exclusive of the effect of the items listed below	$(91)	$32	$188
Decrease in valuation allowance	(8)	(10)	(90)
Tax benefit of net operating and capital loss carryforwards	—	—	(28)

Total deferred tax expense (benefit)	$(99)	$22	$70

Deferred income tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(in millions)
Deferred tax assets:
Net operating losses—stock-based compensation (1)	$120	$120
Net operating losses—other	28	23
Assets held for investment	167	174
Revenue items	58	20
Expense items, including stock-based compensation	210	149
Net tax credits (2)	2	7
Deferred tax assets under FIN 48	22	—

Total gross deferred tax assets	607	493
Less valuation allowance (3)	(195)	(216)

Deferred tax assets, net of valuation allowance	412	277
Deferred tax liabilities:
Expense items	(24)	(13)
Deferred tax liabilities under FIN 48	(3)	—

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$385	$264

(1)	Presented net of fully reserved NOL deferred tax asset of $219 million and $381 million at December 31, 2007 and 2006. The total gross deferred tax assets relating to our excess stock-based compensation NOLs at December 31, 2007 and 2006 were $339 million and $501 million (relating to approximately $1.1 billion and $1.6 billion of NOLs).
(2)	Presented net of fully reserved deferred tax assets associated with tax credits of $95 million and $67 million at December 31, 2007 and 2006. Total tax credits available to be claimed in future years are approximately $129 million and $101 million as of December 31, 2007 and 2006.
(3)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain taxing jurisdictions.

We have not fully utilized NOLs which were generated in the years 1996 through 2003, so that the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years. The majority of our NOLs begin to expire in 2019 and thereafter.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

The reconciliation of our tax contingencies is as follows (in millions):

Gross tax contingencies—January 1, 2007	$110
Gross increases to tax positions in prior periods	6
Gross decreases to tax positions in prior periods	(3)
Gross increases to current period tax positions	4
Audit settlements paid during 2007	(5)

Gross tax contingencies—December 31, 2007 (1)	$112

(1)	As of December 31, 2007, we had $112 million of tax contingencies of which $118 million, if fully recognized, would affect our effective tax rate and increase additional paid-in capital by $6 million to reflect the tax benefits of excess stock-based compensation deductions.

As of December 31, 2007, changes to our tax contingencies that are reasonably possible in the next 12 months are not material. Our policy is to include interest and penalties related to our tax contingencies in income tax expense. As of December 31, 2007, we had accrued interest and penalties related to tax contingencies of $9 million, net of federal income tax benefits, on our balance sheet. Interest and penalties recognized for the year ended December 31, 2007 was $1 million, net of federal income tax benefits.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2003 through 2006, France for 2005 through 2006, Germany for 2004 through 2006, Luxembourg for 2003 through 2006, and the United Kingdom for 1999 through 2006. In addition, in February 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $93 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006.

Note 13—SEGMENT INFORMATION

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites such as www.amazon.com, www.amazon.ca, www.shopbop.com, and www.endless.com; from our Amazon Prime membership program; and from non-retail activities such as North America-focused Amazon Enterprise Solutions, Amazon Web Services and marketing, and promotional services. This segment includes export sales from www.amazon.com and www.amazon.ca.

International

The International segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally focused websites such as www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, and our Joyo Amazon websites at www.joyo.cn and www.amazon.cn; from our Amazon Prime membership program; and from non-retail activities such as internationally focused Amazon Enterprise Solutions, Amazon Web Services and marketing and promotional services. This segment includes export sales from these internationally based sites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
North America
Net sales	$8,095	$5,869	$4,711
Cost of sales	6,064	4,344	3,444

Gross profit	2,031	1,525	1,267
Direct segment operating expenses	1,631	1,295	971

Segment operating income	$400	$230	$296

International
Net sales	$6,740	$4,842	$3,779
Cost of sales	5,418	3,911	3,007

Gross profit	1,322	931	772
Direct segment operating expenses	873	661	502

Segment operating income	$449	$270	$270

Consolidated
Net sales	$14,835	$10,711	$8,490
Cost of sales	11,482	8,255	6,451

Gross profit	3,353	2,456	2,039
Direct segment operating expenses	2,504	1,956	1,473

Segment operating income	849	500	566
Stock-based compensation	(185)	(101)	(87)
Other operating expense, net	(9)	(10)	(47)

Income from operations	655	389	432
Total non-operating income (expense), net	5	(12)	(4)
Provision for income taxes	(184)	(187)	(95)
Cumulative effect of change in accounting principle	—	—	26

Net income	$476	$190	$359

Net sales shipped to customers outside of the U.S. represented approximately half of net sales for 2007, 2006, and 2005. Net sales from www.amazon.co.uk, www.amazon.de, and www.amazon.co.jp each represented 10% or more of consolidated net sales in 2007, 2006 and 2005. Net fixed assets held in locations outside the U.S. were $139 million, $108 million, and $68 million at December 31, 2007, 2006, and 2005.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2007	2006
North America	$4,227	$2,801
International	2,258	1,562

Consolidated	$6,485	$4,363

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense, by segment, was as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
North America	$212	$166	$94
International	46	34	19

Consolidated	$258	$200	$113

Note 14—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of our financial instruments were as follows (in millions):

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,539	$2,539	$1,022	$1,022
Marketable securities (1)	573	573	997	997
Other equity investments (2)	17	43	19	51
Long-term debt (3)	1,282	1,466	1,247	1,234

(1)	The fair value of marketable securities is determined from publicly quoted prices. See “Note 2—Cash, Cash Equivalents, and Marketable Securities.”
(2)	The fair value of other equity investments is determined from publicly quoted prices, plus the carrying amount of privately-held investments for which market values are not readily determinable. We evaluate “Other equity investments” for impairment in accordance with our stated policy. See “Note 1—Description of Business and Accounting Policies.”
(3)	The fair value of our long-term debt is determined based on quoted prices. See “Note 4—Long-Term Debt.”

Note 15—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2007 and 2006. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.

Unaudited quarterly results were as follows (in millions, except per share data):

	Year Ended December 31, 2007 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$5,673	$3,262	$2,886	$3,015
Gross profit	1,170	762	701	719
Income before income taxes	281	124	111	144
Provision for income taxes	74	44	33	33
Net income	207	80	78	111
Basic earnings per share	$0.50	$0.19	$0.19	$0.27
Diluted earnings per share	$0.48	$0.19	$0.19	$0.26
Shares used in computation of earnings per share:
Basic	416	414	412	412
Diluted	427	425	423	420

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,986	$2,307	$2,139	$2,279
Gross profit	850	549	509	547
Income before income taxes	189	38	54	96
Provision for income taxes	91	19	32	45
Net income	98	19	22	51
Basic earnings per share	$0.24	$0.05	$0.05	$0.12
Diluted earnings per share	$0.23	$0.05	$0.05	$0.12
Shares used in computation of earnings per share:
Basic	413	417	418	417
Diluted	422	424	426	426

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.      Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Amazon.com, Inc. and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Seattle, Washington

February 8, 2008

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir website.

Item 11.    Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007

Consolidated Statements of Operations for each of the three years ended December 31, 2007

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2007

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2008).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.3	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.4	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.4†	Offer Letter of Employment to H. Brian Valentine, dated June 23, 2006.

10.5†	Offer Letter of Employment to Marc A. Onetto, dated November 27, 2006.

10.6†	Offer Letter of Employment to Sebastian J. Gunningham, dated January 29, 2007.

10.7†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

Exhibit Number	Description

10.8†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.9†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 8, 2008.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 8, 2008.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ SHELLEY REYNOLDS Shelley Reynolds	Vice President. Worldwide Controller (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ MYRTLE S. POTTER Myrtle S. Potter	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets—Reserves

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
	(in millions)
December 31, 2007	$40	$61	$(37)	$64
December 31, 2006	43	39	(42)	40
December 31, 2005	23	48	(28)	43

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2008).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Registration Rights Agreement, dated February 3, 1999, by and among Amazon.com, Inc. and the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.3	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.4	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.4†	Offer Letter of Employment to H. Brian Valentine, dated June 23, 2006.

10.5†	Offer Letter of Employment to Marc A. Onetto, dated November 27, 2006.

10.6†	Offer Letter of Employment to Sebastian J. Gunningham, dated January 29, 2007.

10.7†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.8†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.9†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

2