Form 10-Q
period 2008-03-31
AMAZON COM INC
filed 2008-04-25
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

417,679,712 shares of common stock, par value $0.01 per share, outstanding as of April 18, 2008

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,539	$1,022	$748	$507
OPERATING ACTIVITIES:
Net income	143	111	508	249
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	65	62	249	227
Stock-based compensation	54	34	205	124
Other operating expense, net	6	—	15	7
Losses (gains) on sales of marketable securities, net	(3)	—	(3)	(3)
Remeasurements and other	(1)	3	7	(8)
Deferred income taxes	(19)	2	(119)	14
Excess tax benefits from stock-based compensation	(64)	(24)	(297)	(119)
Changes in operating assets and liabilities:
Inventories	148	126	(281)	(189)
Accounts receivable, net and other	139	66	(182)	(87)
Accounts payable	(1,003)	(602)	528	241
Accrued expenses and other	(125)	(58)	362	248
Additions to unearned revenue	79	45	277	198
Amortization of previously unearned revenue	(64)	(44)	(230)	(176)

Net cash provided by (used in) operating activities	(645)	(279)	1,039	726
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(61)	(34)	(251)	(205)
Acquisitions, net of cash acquired, and other	(355)	(1)	(430)	(4)
Sales and maturities of marketable securities and other investments	271	784	758	2,340
Purchases of marketable securities and other investments	(382)	(514)	(798)	(2,314)

Net cash provided by (used in) investing activities	(527)	235	(721)	(183)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	2	9	85	37
Excess tax benefits from stock-based compensation	64	24	297	119
Common stock repurchased	—	(248)	—	(500)
Proceeds from long-term debt and other	52	—	76	54
Repayments of long-term debt and capital lease obligations	(26)	(17)	(83)	(44)

Net cash provided by (used in) financing activities	92	(232)	375	(334)
Foreign-currency effect on cash and cash equivalents	37	2	55	32

Net increase (decrease) in cash and cash equivalents	(1,043)	(274)	748	241

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,496	$748	$1,496	$748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46	$43	$70	$66
Cash paid for income taxes	8	3	28	13
Fixed assets acquired under capital leases and other financing arrangements	15	11	78	76
Fixed assets acquired under build-to-suit leases	4	—	19	—

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$4,135	$3,015
Cost of sales	3,179	2,296

Gross profit	956	719

Operating expenses (1):
Fulfillment	354	260
Marketing	103	72
Technology and content	234	186
General and administrative	61	56
Other operating expense, net	6	—

Total operating expenses	758	574

Income from operations	198	145
Interest income	26	20
Interest expense	(22)	(19)
Other income, net	3	—
Remeasurements and other	2	(2)

Total non-operating income (expense)	9	(1)

Income before income taxes	207	144
Provision for income taxes	62	33
Equity-method investment activity, net of tax	2	—

Net income	$143	$111

Basic earnings per share	$0.34	$0.27

Diluted earnings per share	$0.34	$0.26

Weighted average shares used in computation of earnings per share:
Basic	417	412

Diluted	426	420

(1) Includes stock-based compensation as follows:
Fulfillment	$11	$7
Marketing	2	1
Technology and content	31	19
General and administrative	10	7

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,496	$2,539
Marketable securities	655	573
Inventories	1,077	1,200
Accounts receivable, net and other	581	705
Deferred tax assets	156	147

Total current assets	3,965	5,164
Fixed assets, net	594	543
Deferred tax assets	280	260
Goodwill	392	222
Other assets	652	296

Total assets	$5,883	$6,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864	$2,795
Accrued expenses and other	781	902
Current portion of long-term debt	906	17

Total current liabilities	3,551	3,714
Long-term debt	467	1,282
Other long-term liabilities	395	292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 432 and 431
Outstanding shares — 417 and 416	4	4
Treasury stock, at cost	(500)	(500)
Additional paid-in capital	3,191	3,063
Accumulated other comprehensive income	7	5
Accumulated deficit	(1,232)	(1,375)

Total stockholders’ equity	1,470	1,197

Total liabilities and stockholders’ equity	$5,883	$6,485

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2008 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Business Combinations

We acquired certain companies during Q1 2008 for an aggregate purchase price of $319 million. The assets and liabilities of these acquisitions have been included in our consolidated financial statements at fair value, including acquired intangible assets of $134 million with estimated useful lives between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $167 million and is classified as “Goodwill” on our consolidated balance sheets.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired companies have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income for Q1 2008 was not significant.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Our convertible debt instruments are excluded from the calculation of diluted earnings per share as their effect under the if-converted method is anti-dilutive. See “Note 3 — Long-Term Debt.”

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q1 2008 and Q1 2007, we capitalized $57 million (including $22 million acquired under business combinations and $6 million of stock-based compensation) and $29 million (including $4 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $33 million and $27 million for Q1 2008 and Q1 2007.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $71 million and $60 million for Q1 2008 and Q1 2007.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year, primarily attributable to collateralization of bank guarantees and debt related to our international operations; certain equity investments; intangible assets, net of amortization; and intellectual property rights, net of amortization. At March 31, 2008 and December 31, 2007, the cost basis and fair value of marketable securities restricted for longer than one year was $245 million and $197 million. At March 31, 2008 and December 31, 2007, equity investments were $171 million and $17 million, intangible assets, net, were $154 million and $26 million, and intellectual property rights, net were $39 million and $28 million.

Equity-method Investment Activity

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. We classify our investments in equity-method investees on our consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses along with amortization of the related intangible assets, if any, as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

Accrued Expenses and Other

Included in “Accrued expenses and other” at March 31, 2008 and December 31, 2007 were liabilities of $205 million and $230 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $120 million and $91 million at March 31, 2008 and December 31, 2007. Noncurrent deferred revenue was $25 million and $19 million at March 31, 2008 and December 31, 2007.

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

Under the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

SFAS No. 109 requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In accordance with SFAS No. 109, we allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $192 million and $151 million for Q1 2008 and Q1 2007. Outbound shipping-related costs are included in “Cost of sales” and totaled $320 million and $238 million for Q1 2008 and Q1 2007. The net cost to us of shipping activities was $128 million and $87 million for Q1 2008 and Q1 2007.

Stock-Based Compensation

We account for stock-based awards under SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

Those assets and liabilities measured at fair value under SFAS 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than Q1 2009, and have not yet determined this impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2008 and December 31, 2007 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds. Such amounts are recorded at fair value. As of March 31, 2008, the fair value of our cash, cash equivalents, and marketable securities based on quoted prices in active markets for identical instruments (Level 1 as defined under SFAS 157) was $2.1 billion. As of March 31, 2008, the fair value of our cash, cash equivalents, and marketable securities based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS 157) was $268 million.

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	March 31, 2008	December 31, 2007
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$899	$899
6.875% PEACS due February 2010 (2)	379	350
Other long-term debt	95	50

	1,373	1,299
Less current portion of long-term debt	(906)	(17)

	$467	$1,282

Fair value of long-term debt (3)	$1,425	$1,466

(1)	The 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”) are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes was 11.5 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At March 31, 2008, the redemption premium was 0.475%.
(2)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($134.01 per share, based on the exchange rate as of March 31, 2008). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.
(3)	The fair values of our 4.75% Convertible Subordinated Notes was $949 million and $1.1 billion at March 31, 2008 and December 31, 2007. The fair value of our 6.875% PEACS was $382 million and $358 million at March 31, 2008 and December 31, 2008. Such amounts are determined based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS 157).

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of all of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $39 million and $34 million for Q1 2008 and Q1 2007.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of March 31, 2008:

	Nine Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$933	$379	$21	$32	$—	$1,372
Debt interest (1)	26	52	30	3	—	—	111
Capital leases, including interest	28	36	29	8	6	5	112
Operating leases	105	119	99	80	61	236	700
Other commitments (2)(3)	44	69	82	60	45	582	882

Total commitments	$210	$1,209	$619	$172	$144	$823	$3,177

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At March 31, 2008, the Euro to U.S. Dollar exchange rate was 1.5788. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $142 million as of March 31, 2008. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 800,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five year periods. We also have the right to occupy up to an additional approximately 800,000 square feet subject to a termination fee, estimated to be up to approximately $40 million, if we do not elect to occupy this additional space. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $112 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 1 — Accounting Policies — Income Taxes.”

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at March 31, 2008 consisted of $13 million in “Cash and cash equivalents” and “Marketable securities,” and $245 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	(7)	54	—	47

Balance at March 31, 2008	$131	$114	$13	$258

(1)	Represents collateral for certain debt related to our international operations.

(2)	At March 31, 2008, our market capitalization was $29.8 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

In June 2001, Audible, Inc., our subsidiary acquired in March 2008, was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuit also named certain of the offering’s underwriters, as well as Audible’s officers and directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for Audible’s offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. Audible and its officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. The Court has directed that the litigation proceed with a number of “focus cases” rather than all of the consolidated cases at once. Audible’s case is not one of these focus cases. We dispute the allegations of wrongdoing in the complaint against Audible and its officers and directors and intend to vigorously defend ourselves in this matter.

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

In October 2007, Digital Reg of Texas, LLC filed a complaint against our subsidiary, Audible, Inc., and several other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that Audible’s digital rights management technology infringes a patent obtained by Digital Reg purporting to cover a system for “Regulating Access to Digital Content” (U.S. Patent No. 6,389,541) and seeks injunctive relief, monetary damages, enhanced damages for alleged willful infringement, prejudgment and post-judgment interest, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 8 — Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Repurchase Activity

We repurchased 6.3 million shares for $248 million in Q1 2007 under a 24-month program authorized by our Board of Directors in August 2006. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

Stock Award Activity

We granted restricted stock units representing 1.0 million shares of common stock during both Q1 2008 and Q1 2007 with a per share weighted average fair value of $74.72 and $38.37. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Restricted stock units	16.3	16.3
Stock options (1)	1.8	1.9

Total outstanding stock awards	18.1	18.2

(1)	The weighted average per share exercise price was $22.47 and $17.46 at March 31, 2008 and December 31, 2007.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 435 million at both March 31, 2008 and December 31, 2007. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2008 (in millions):

Number of Units
Outstanding at December 31, 2007	16.3
Units granted	1.0
Units vested	(0.7)
Units cancelled	(0.3)

Outstanding at March 31, 2008	16.3

Scheduled vesting for outstanding restricted stock units at March 31, 2008 is as follows (in millions):

	Nine Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
Scheduled vesting — restricted stock units	4.9	5.9	3.2	1.6	0.5	0.2	16.3

As of March 31, 2008, there was $250 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.1 years.

Note 6 — Comprehensive Income

Comprehensive income was $145 million and $114 million for Q1 2008 and Q1 2007. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(29)	$(4)
Foreign-currency gain on intercompany balances	32	3
Other	(1)	(1)

Total remeasurements and other	$2	$(2)

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $8 million and $3 million in Q1 2008 and Q1 2007.

As of March 31, 2008 and December 31, 2007, tax contingencies were $118 million and $112 million. Changes to these tax contingencies that are reasonably possible in the next 12 months are not significant.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2003 through 2007, France for 2005 through 2007, Germany for 2003 through 2007, Luxembourg for 2003 through 2007, and the United Kingdom for 1999 through 2007. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $106 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 and 2007.

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
North America
Net sales	$2,126	$1,622
Cost of sales	1,557	1,183

Gross profit	569	439
Direct segment operating expenses	439	353

Segment operating income	$130	$86

International
Net sales	$2,009	$1,393
Cost of sales	1,622	1,113

Gross profit	387	280
Direct segment operating expenses	259	187

Segment operating income	$128	$93

Consolidated
Net sales	$4,135	$3,015
Cost of sales	3,179	2,296

Gross profit	956	719
Direct segment operating expenses	698	540

Segment operating income	258	179
Stock-based compensation	(54)	(34)
Other operating expense, net	(6)	—

Income from operations	198	145
Total non-operating income (expense), net	9	(1)
Provision for income taxes	(62)	(33)
Equity-method investment activity, net of tax	(2)	—

Net income	$143	$111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In managing shareholder dilution, we include all stock awards outstanding, without regard to estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Total shares outstanding plus outstanding stock awards were 435 million at both March 31, 2008 and December 31, 2007. These amounts exclude 14 million shares issuable upon conversion of our long-term debt.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our customer experience fixed costs include the costs necessary to run our technology infrastructure, build, enhance, and add features to our websites and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to publisher and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13 for both Q1 2008 and Q1 2007. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 53 and 47 for Q1 2008 and Q1 2007. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

Our spending in technology and content will increase as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We will continue to invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies and support our infrastructure web services. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. We are investing in Amazon Web Services, which provides technology services that give developers access to technology infrastructure that they can use to enable virtually any type of business. A continuing challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in trade accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of trailing-twelve-month cost of sales to average inventory over five quarter ends.
[4]	Accounts payable days, calculated as the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2007 Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

We evaluate the criteria of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary party obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts paid in advance for subscription services, including amounts received for Amazon Prime, and other membership programs, are deferred and recognized as revenue over the subscription term. For our products with multiple elements, where a standalone value for each element cannot be established, we recognize the revenue and related cost over the estimated economic life of the product.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

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

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The majority of our gross deferred tax assets relate to net operating loss carryforwards attributable to differences in stock-based compensation between the financial statements and our tax returns.

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

If we determine that additional portions of our deferred tax assets are realizable, the majority of the benefit will come from the assets associated with the stock-based compensation that was not recognized in the financial statements, but was claimed on the tax return. Since this compensation did not originally run through our consolidated statements of operations, the benefit generated will be recorded to stockholders’ equity.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

Those assets and liabilities measured at fair value under SFAS 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than Q1 2009, and have not yet determined this impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Operating activities	$(645)	$(279)	$1,039	$726
Investing activities	(527)	235	(721)	(183)
Financing activities	92	(232)	375	(334)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $788 million for the trailing twelve months ended March 31, 2008, compared to $521 million for the trailing twelve months ended March 31, 2007, an increase of 51%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended March 31, 2008 primarily resulted from the increased growth rate of our revenue and gross profit relative to operating expenses. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.2 billion and $3.1 billion at March 31, 2008 and December 31, 2007. Amounts held in foreign currencies were $1.1 billion and $1.2 billion at March 31, 2008 and December 31, 2007, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash used in operating activities was $645 million and $279 million for Q1 2008 and Q1 2007. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $(527) million and $235 million for Q1 2008 and Q1 2007. The variability in cash provided by investing activities for the periods presented was primarily caused by acquisition and investment activity in Q1 2008. Capital expenditures were $61 million and $34 million during Q1 2008 and Q1 2007, with the increase primarily reflecting additional investments in technology infrastructure, fulfillment-

related assets and the development of new features and product offerings on our websites. Capital expenditures included $29 million and $25 million for internal-use software and website development during Q1 2008 and Q1 2007. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the three months ended March 31, 2008 and 2007, we made cash payments, net of acquired cash, related to acquisition and investment activity of $355 million and $1 million.

Cash provided by (used in) financing activities was $92 million and $(232) million for Q1 2008 and Q1 2007. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $26 million and $17 million in Q1 2008 and Q1 2007. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and exercises of employee stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $64 million and $24 million for Q1 2008 and Q1 2007. Cash inflows from proceeds from exercise of employee stock options were $2 million and $9 million for Q1 2008 and Q1 2007. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

We recorded net tax provisions of $62 million and $33 million in Q1 2008 and Q1 2007. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $8 million and $3 million for Q1 2008 and Q1 2007. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to all of our outstanding 4.75% Convertible Subordinated Notes due 2009 and 6.875% PEACS. The outstanding principal of our 4.75% Convertible Subordinated Notes as of this authorization was $899 million, and the outstanding principal amount of our 6.875% PEACS was €240 million. In August 2006, our Board of Directors authorized a 24-month program to repurchase up to $500 million of our common stock, pursuant to which we repurchased $252 million and $248 million of our common stock in 2006 and 2007, respectively. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

Since our 6.875% PEACS, which are due in 2010, are denominated in Euros, our U.S. Dollar equivalent interest payments and principal obligations fluctuate with the Euro to U.S. Dollar exchange rate. As a result, any fluctuations in the exchange rate will have an effect on our interest expense and, to the extent we make principal payments, the amount of U.S. Dollar equivalents necessary for principal settlement. Additionally, since our interest payable on our 6.875% PEACS is due in Euros, the balance of interest payable is subject to gains or losses on currency movements until the date of the interest payment. Gains or losses on the remeasurement of our Euro-denominated interest payable are classified as “Other income , net” on our consolidated statements of operations.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13 for both Q1 2008 and Q1 2007. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

The following summarizes our principal contractual commitments as of March 31, 2008:

	Nine Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$933	$379	$21	$32	$—	$1,372
Debt interest (1)	26	52	30	3	—	—	111
Capital leases, including interest	28	36	29	8	6	5	112
Operating leases	105	119	99	80	61	236	700
Other commitments (2)(3)	44	69	82	60	45	582	882
Purchase obligations (4)	733	—	—	—	—	—	733

Total commitments	$943	$1,209	$619	$172	$144	$823	$3,910

(1)	At March 31, 2008, the Euro to U.S. Dollar exchange rate was 1.5788. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $142 million as of March 31, 2008. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 800,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five year periods. We also have the right to occupy up to an additional approximately 800,000 square feet subject to a termination fee, estimated to be up to approximately $40 million, if we do not elect to occupy this additional space. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”
(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $112 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at March 31, 2008 consisted of $13 million in “Cash and cash equivalents” and “Marketable securities,” and $245 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	(7)	54	—	47

Balance at March 31, 2008	$131	$114	$13	$258

(1)	Represents collateral for certain debt related to our international operations.

(2)	At March 31, 2008, our market capitalization was $29.8 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net Sales:
North America	$2,126	$1,622
International	2,009	1,393

Consolidated	$4,135	$3,015

Year-over-year Percentage Growth:
North America	31%	30%
International	44	35
Consolidated	37	32

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	31%	30%
International	31	27
Consolidated	31	29

Net Sales Mix:
North America	51%	54%
International	49	46

Consolidated	100%	100%

Revenue increased 37% in Q1 2008, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $185 million for Q1 2008. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 31% for Q1 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 44% for Q1 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates positively affected International net sales by $179 million for Q1 2008.

We expect that, over time, our International segment will represent more than 50% of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gross Profit:
North America	$569	$439
International	387	280

Consolidated	$956	$719

Gross Profit Growth Rate:
North America	29%	29%
International	38	36
Consolidated	33	31

Gross Margin:
North America	26.7%	27.1%
International	19.3	20.1
Consolidated	23.1	23.8

The increase in gross profit in absolute terms during Q1 2008 compared with the comparable prior year period corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 30% and 29% of unit sales for Q1 2008 and Q1 2007. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q1 2008 decreased compared to the comparable prior year period due to our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise. International segment gross margins in Q1 2008 decreased compared to the comparable prior year period due to our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, offset partially by increases in sales of products by other sellers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$192	$151
Outbound shipping costs	(320)	(238)

Net shipping cost	$(128)	$(87)

Year-over-year Percentage Growth:
Shipping revenue	27%	17%
Outbound shipping costs	35	21
Net shipping cost	48	28

Percent of Net Sales:
Shipping revenue	4.7%	5.0%
Outbound shipping costs	(7.8)	(7.9)

Net shipping cost	(3.1)%	(2.9)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net Sales:
North America
Media	$1,205	$990
Electronics and other general merchandise	826	564
Other (1)	95	68

Total North America	$2,126	$1,622

International
Media	$1,338	$1,000
Electronics and other general merchandise	655	383
Other (1)	16	10

Total International	$2,009	$1,393

Consolidated
Media	$2,543	$1,990
Electronics and other general merchandise	1,481	947
Other (1)	111	78

Total consolidated	$4,135	$3,015

Year-over-year Percentage Growth:
North America
Media	22%	21%
Electronics and other general merchandise	46	51
Other	40	17
Total North America	31	30
International
Media	34%	31%
Electronics and other general merchandise	71	44
Other	58	150
Total International	44	35
Consolidated
Media	28%	26%
Electronics and other general merchandise	56	48
Other	43	26
Total consolidated	37	32

Year-over-year Percentage Growth excluding the effect of exchange rates:
International
Media	22%	24%
Electronics and other general merchandise	56	34
Other	47	128
Total International	31	27
Consolidated
Media	21%	23%
Electronics and other general merchandise	50	44
Other	41	25
Total consolidated	31	29

	Three Months Ended March 31,
	2008	2007
	(in millions)

Consolidated Net Sales Mix:
Media	61%	66%
Electronics and other general merchandise	36	31
Other	3	3

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$354	$(11)	$343	$260	$(7)	$253
Marketing	103	(2)	101	72	(1)	71
Technology and content	234	(31)	203	186	(19)	167
General and administrative	61	(10)	51	56	(7)	49
Other operating expense	6	—	6	—	—	—

Total operating expenses	$758	$(54)	$704	$574	$(34)	$540

Year-over-year Percentage Growth:
Fulfillment	36%		36%	35%		33%
Marketing	43		42	34		31
Technology and content	26		21	27		20
General and administrative	10		5	24		10

Percent of Net Sales:
Fulfillment	8.6%		8.3%	8.6%		8.4%
Marketing	2.5		2.4	2.4		2.3
Technology and content	5.6		4.9	6.2		5.5
General and administrative	1.5		1.2	1.9		1.6

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 —Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q1 2008 compared to the comparable prior year period relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain marketplace seller transactions; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity in Q1 2008 and throughout 2007 through gains in efficiencies and increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment.

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

Marketing costs increased in absolute dollars in Q1 2008 compared to the comparable prior year period due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We continue to invest in several areas of technology and content including seller platforms, web services, and digital initiatives, as well as expansion of new and existing product categories. We are also investing in technology infrastructure so that we can continue to enhance the customer experience and improve our process efficiency and support our infrastructure web services. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. The growth rate of our technology and content spending decreased in Q1 2008 compared to the comparable prior period. We intend to continue investing in areas of technology and content as we continue to add employees to our staff and add technology infrastructure.

During Q1 2008 and Q1 2007, we capitalized $57 million (including $22 million acquired under business combinations and $6 million of stock-based compensation) and $29 million (including $4 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $33 million and $27 million for Q1 2008 and Q1 2007.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

General and administrative costs increased in absolute dollars in Q1 2008 compared to the comparable prior year period primarily due to increases in payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $54 million and $34 million during Q1 2008 and Q1 2007. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

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

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $899 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($379 million based on the exchange rate at March 31, 2008) principal balance of our 6.875% PEACS at March 31, 2008. Interest expense was $22 million and $19 million during Q1 2008 and Q1 2007.

Our total debt was $1.4 billion (including the current portion of $906 million) at March 31, 2008, and $1.3 billion at December 31, 2007. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $26 million and $20 million during Q1 2008 and Q1 2007. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Remeasurements and Other

Remeasurements and other consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Foreign-currency loss on remeasurement of 6.875% PEACS	$(29)	$(4)
Foreign-currency gain on intercompany balances	32	3
Other	(1)	(1)

Total remeasurements and other	$2	$(2)

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2008 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, and business acquisitions and investments. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $8 million and $3 million in Q1 2008 and Q1 2007.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2008			2007
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$3,950	$185	$4,135	$2,931	$84	$3,015
Gross profit	921	35	956	702	17	719
Operating expenses	736	22	758	564	10	574
Income from operations	184	14	198	138	7	145
Net interest income (expense) and other (3)	7	—	7	1	—	1
Remeasurements and other income (expense) (4)	(1)	3	2	(1)	(1)	(2)
Net income	132	11	143	106	5	111
Diluted earnings per share	$0.31	$0.03	$0.34	$0.25	$0.01	$0.26

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments.
(4)	Includes foreign-currency gains and losses on remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended March 31, 2008 and 2007 (in millions):

	Twelve Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$1,039	$726
Purchases of fixed assets, including internal-use software and website development	(251)	(205)

Free cash flow	$788	$521

Net cash provided by (used in) investing activities	$(721)	$(183)

Net cash provided by (used in) financing activities	$375	$(334)

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

Guidance

We provided guidance on April 23, 2008, in our earnings release furnished on Form 8-K as follows:

Second Quarter 2008 Guidance

•	Net sales are expected to be between $3.875 billion and $4.075 billion, or to grow between 34% and 41% compared with second quarter 2007.

•

Operating income is expected to be between $120 million and $160 million, or to grow between 3% and 38% compared with second quarter 2007. This guidance includes approximately $80 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

Full Year 2008 Expectations

•	Net sales are expected to be between $19.1 billion and $20.0 billion, or to grow between 29% and 35% compared with 2007.

•	Operating income is expected to be between $740 million and $940 million, or to grow between 13% and 43% compared with 2007. This guidance includes approximately $285 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

These projections are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Information relating to quantitative and qualitative disclosure about market risks is set forth below and in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

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

At March 31, 2008, we had debt of $1.4 billion, primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $899 million) was $949 million and $1.1 billion at March 31, 2008 and December 31, 2007. The fair value of the 6.875% PEACS (outstanding principal of €240 million) was $382 million and $358 million at March 31, 2008 and December 31, 2007.

Foreign Exchange Risk

During Q1 2008, net sales from our International segment accounted for 49% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q1 2008 increased by $185 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2008 of $1.1 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $55 million, $105 million, or $210 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at March 31, 2008 of $292 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $15 million, $30 million, and $60 million, recorded to “Remeasurements and other.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at March 31, 2008 of €240 million ($379 million, based on the exchange rate as of March 31, 2008). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $142 million as of March 31, 2008. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $20 million, $40 million, or $75 million, recorded to “Remeasurements and other.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $3 million, or $5 million additional annual interest expense due solely to fluctuations in foreign exchange.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2008, our recorded basis in equity securities (including both publicly-traded and private companies) was $177 million, including $6 million classified as “Marketable securities,” and $171 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at March 31, 2008 of $38 million (recorded basis of $9 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $5 million, $10 million, or $20 million.

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs that represent a significant component of our services revenue and generate high margins. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

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

Dated: April 23, 2008

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