Form 10-Q
period 2008-06-30
AMAZON COM INC
filed 2008-07-25
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

425,921,111 shares of common stock, par value $0.01 per share, outstanding as of July 17, 2008

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,496	$748	$2,539	$1,022	$1,004	$683
OPERATING ACTIVITIES:
Net income	158	78	301	189	588	306
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	70	60	134	122	259	244
Stock-based compensation	73	46	127	80	232	140
Other operating expense (income), net	(45)	3	(39)	3	(32)	7
Losses (gains) on sales of marketable securities, net	—	—	(3)	1	(3)	(2)
Other expense, net	9	5	7	9	10	9
Deferred income taxes	(10)	(2)	(29)	—	(128)	14
Excess tax benefits from stock-based compensation	(43)	(35)	(106)	(60)	(304)	(133)
Changes in operating assets and liabilities:
Inventories	(35)	25	113	151	(341)	(193)
Accounts receivable, net and other	(25)	(10)	115	56	(197)	(113)
Accounts payable	116	82	(886)	(520)	562	319
Accrued expenses and other	62	31	(63)	(28)	394	256
Additions to unearned revenue	87	64	165	109	300	223
Amortization of previously unearned revenue	(70)	(48)	(134)	(92)	(252)	(182)

Net cash provided by (used in) operating activities	347	299	(298)	20	1,088	895
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(69)	(47)	(130)	(82)	(272)	(195)
Acquisitions, net of cash acquired, and other	(44)	(22)	(400)	(22)	(452)	(26)
Sales and maturities of marketable securities and other investments	181	161	452	945	777	2,253
Purchases of marketable securities and other investments	(369)	(180)	(750)	(694)	(987)	(2,262)

Net cash provided by (used in) investing activities	(301)	(88)	(828)	147	(934)	(230)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	6	35	8	44	56	65
Excess tax benefits from stock-based compensation	43	35	106	60	304	133
Common stock repurchased	—	—	—	(248)	—	(500)
Proceeds from long-term debt and other	1	—	52	—	83	3
Repayments of long-term debt and capital lease obligations	(36)	(29)	(60)	(46)	(96)	(67)

Net cash provided by (used in) financing activities	14	41	106	(190)	347	(366)
Foreign-currency effect on cash and cash equivalents	(8)	4	29	5	43	22

Net increase (decrease) in cash and cash equivalents	52	256	(991)	(18)	544	321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,548	$1,004	$1,548	$1,004	$1,548	$1,004

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1	$1	$47	$44	$70	$68
Cash paid for income taxes	15	7	23	10	37	17
Fixed assets acquired under capital leases and other financing arrangements	52	9	67	21	121	68
Fixed assets acquired under build-to-suit leases	13	—	17	—	31	—
Conversion of debt	473	—	473	—	474	—

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$4,063	$2,886	$8,198	$5,901
Cost of sales	3,096	2,185	6,275	4,480

Gross profit	967	701	1,923	1,421
Operating expenses (1):
Fulfillment	361	258	715	518
Marketing	102	65	205	137
Technology and content	258	201	492	387
General and administrative	74	58	135	114
Other operating expense (income), net	(45)	3	(39)	3

Total operating expenses	750	585	1,508	1,159

Income from operations	217	116	415	262
Interest income	20	20	46	39
Interest expense	(21)	(19)	(43)	(38)
Other expense, net	(8)	(6)	(3)	(8)

Total non-operating expense	(9)	(5)	—	(7)

Income before income taxes	208	111	415	255
Provision for income taxes	46	33	108	66
Equity-method investment activity, net of tax	4	—	6	—

Net income	$158	$78	$301	$189

Basic earnings per share	$0.38	$0.19	$0.72	$0.46

Diluted earnings per share	$0.37	$0.19	$0.70	$0.45

Weighted average shares used in computation of earnings per share:
Basic	420	412	419	412

Diluted	430	423	428	421

(1) Includes stock-based compensation as follows:
Fulfillment	$16	$10	$27	$17
Marketing	4	2	6	3
Technology and content	40	25	71	44
General and administrative	13	9	23	16

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,548	$2,539
Marketable securities	832	573
Inventories	1,107	1,200
Accounts receivable, net and other	586	705
Deferred tax assets	163	147

Total current assets	4,236	5,164
Fixed assets, net	651	543
Deferred tax assets	284	260
Goodwill	400	222
Other assets	751	296

Total assets	$6,322	$6,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,963	$2,795
Accrued expenses and other	812	902
Current portion of long-term debt	441	17

Total current liabilities	3,216	3,714
Long-term debt	433	1,282
Other long-term liabilities	443	292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 440 and 431
Outstanding shares — 426 and 416	4	4
Treasury stock, at cost	(500)	(500)
Additional paid-in capital	3,794	3,063
Accumulated other comprehensive income	6	5
Accumulated deficit	(1,074)	(1,375)

Total stockholders’ equity	2,230	1,197

Total liabilities and stockholders’ equity	$6,322	$6,485

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

Business Combinations

We acquired certain companies during the six months ended June 30, 2008 for an aggregate purchase price of $325 million. The assets and liabilities of these acquisitions have been included in our consolidated financial statements at fair value, including acquired intangible assets of $137 million with estimated useful lives between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $172 million and is classified as “Goodwill” on our consolidated balance sheets.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired companies have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income for Q2 2008 and the six months ended June 30, 2008 was not significant.

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

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q2 2008 and Q2 2007, we capitalized $41 million (including $7 million of stock-based compensation) and $33 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2008 and 2007, we capitalized $98 million (including $13 million of stock-based compensation) and $62 million (including $9 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $36 million and $28 million for Q2 2008 and Q2 2007, and $68 million and $55 million for the six months ended June 30, 2008 and 2007.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $74 million and $63 million for Q2 2008 and Q2 2007, and $145 million and $124 million for the six months ended June 30, 2008 and 2007.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year, primarily attributable to collateralization of bank guarantees and debt related to our international operations; certain equity investments; intangible assets, net of amortization; and intellectual property rights, net of amortization. At June 30, 2008 and December 31, 2007, the cost basis which equaled the fair value of marketable securities restricted for longer than one year was $245 million and $197 million. At June 30, 2008 and December 31, 2007, equity investments were $250 million and $17 million, intangible assets, net, were $149 million and $26 million, and intellectual property rights, net were $42 million and $28 million.

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

In Q2 2008, we sold our European DVD rental assets in exchange for a partial ownership in the acquiring company’s business. Our investment was recorded based on the fair value of the assets received and is accounted for under the equity method of accounting. As a result of this transaction, we recorded a $53 million noncash gain included in “Other operating expense (income), net” on our consolidated statements of operations.

Accrued Expenses and Other

Included in “Accrued expenses and other” at June 30, 2008 and December 31, 2007 were liabilities of $206 million and $230 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $138 million and $91 million at June 30, 2008 and December 31, 2007. Non-current unearned revenue was $28 million and $19 million at June 30, 2008 and December 31, 2007.

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

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $186 million and $152 million for Q2 2008 and Q2 2007, and $378 million and $304 million for the six months ended June 30, 2008 and

2007. Outbound shipping-related costs are included in “Cost of sales” and totaled $314 million and $227 million for Q2 2008 and Q2 2007, and $634 million and $466 million for the six months ended June 30, 2008 and 2007. The net cost to us of shipping activities was $128 million and $75 million for Q2 2008 and Q2 2007, and $256 million and $162 million for the six months ended June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than Q1 2009, and are currently evaluating this impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141 (R) and SFAS No. 160 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2008 and December 31, 2007 our cash, cash equivalents, and marketable securities primarily consisted of cash, investment grade securities and AAA-rated money market mutual funds. Such amounts are recorded at fair value. As of June 30, 2008, the fair value of our cash, cash equivalents, and marketable securities based on quoted prices in active markets for identical instruments (Level 1 as defined under SFAS No. 157) was $1.1 billion. As of June 30, 2008, the fair value of our cash, cash equivalents, and marketable securities based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157) was $1.2 billion.

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	June 30, 2008	December 31, 2007
	(in millions)
4.75% Convertible Subordinated Notes due February 2009 (1)	$399	$899
6.875% PEACS due February 2010 (2)	378	350
Other long-term debt	97	50

	874	1,299
Less current portion of long-term debt	(441)	(17)

	$433	$1,282

Fair value of long-term debt (3)	$899	$1,466

(1)	The 4.75% Convertible Subordinated Notes due 2009 (the “4.75% Convertible Subordinated Notes”) are convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share. Total common stock issuable upon conversion of our outstanding 4.75% Convertible Subordinated Notes is 5.1 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. We have the right to redeem the 4.75% Convertible Subordinated Notes, in whole or in part, by paying the principal and a redemption premium, plus any accrued and unpaid interest. At June 30, 2008, the redemption premium was 0.475%.
(2)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($133.72 per share, based on the exchange rate as of June 30, 2008). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.
(3)	The fair value of our 4.75% Convertible Subordinated Notes was $423 million and $1.1 billion at June 30, 2008 and December 31, 2007. The fair value of our 6.875% PEACS was $379 million and $358 million at June 30, 2008 and December 31, 2007. Such amounts are determined based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157).

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of all of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

In Q2 2008, we called for redemption a principal amount of $500 million of our outstanding 4.75% Convertible Subordinated Notes. Under this redemption call, holders elected to convert $473 million in principal amount and we issued 6.1 million shares of our common stock as a result of such elections. We redeemed for cash the remaining $27 million of the called principal amount.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $41 million and $33 million for Q2 2008 and Q2 2007, and $79 million and $67 million for the six months ended June 30, 2008 and 2007.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2012 and options to extend for two five year periods. Under the agreements we committed to occupy approximately 820,000 square feet of office space. We recently committed to occupy an additional approximately 540,000 square feet. Due to that commitment, and the receipt of certain zoning approvals, we are no longer subject to the initial termination fees. We also have an option to lease approximately 330,000 square feet at pre-negotiated rates as well as options to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the options are exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of June 30, 2008:

	Six Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$434	$378	$22	$33	$—	$874
Debt interest (1)	12	40	30	3	1	—	86
Capital leases, including interest	30	53	47	17	6	4	157
Operating leases	82	126	106	86	68	268	736
Other commitments (2)(3)	35	29	85	61	98	1,074	1,382

Total commitments	$166	$682	$646	$189	$206	$1,346	$3,235

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At June 30, 2008, the Euro to U.S. Dollar exchange rate was 1.5753. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $142 million as of June 30, 2008. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2012. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.

(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $116 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 1 — Accounting Policies — Income Taxes.”

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2008 consisted of $18 million in “Cash and cash equivalents” and “Marketable securities,” and $245 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	(3)	57	(2)	52

Balance at June 30, 2008	$135	$117	$11	$263

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2008, our market capitalization was $31.2 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

In October 2002, Gary Gerlinger, individually and on behalf of all other similarly situated consumers in the United States who, during the period from August 1, 2001 to the present, purchased books online from either Amazon.com or Borders.com, instituted an action against us and Borders in the United States District Court for the Northern District of California. The complaint alleges that the agreement pursuant to which an affiliate of Amazon.com operates Borders.com as a co-branded site violates federal anti-trust laws, California statutory law, and the common law of unjust enrichment. The complaint seeks injunctive relief, damages, including treble damages or statutory damages where applicable, attorneys’ fees, costs, and disbursements, disgorgement of all sums obtained by allegedly wrongful acts, interest, and declaratory relief. In November 2005, the Court dismissed all of the plaintiff’s claims with prejudice. In May 2008, the Ninth Circuit Court of Appeals affirmed that dismissal.

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

See also “Note 8 — Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Conversion Activity

In Q2 2008, holders of our 4.75% Convertible Subordinated Notes elected to convert a total of $473 million in outstanding principal amount under a called redemption, and we issued 6.1 million shares of common stock as a result of such elections.

Stock Repurchase Activity

We repurchased 6.3 million shares for $248 million in Q1 2007 under a 24-month program authorized by our Board of Directors in August 2006. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

Stock Award Activity

We granted restricted stock units representing 4.5 million and 5.8 million shares of common stock during Q2 2008 and Q2 2007 with a per share weighted average fair value of $74.82 and $44.34. For the six months ended June 30, 2008 and 2007, we granted restricted stock units representing 5.4 million and 6.9 million shares of common stock with a per share weighted average fair value of $74.80 and $43.43. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Restricted stock units	18.4	16.3
Stock options (1)	1.4	1.9

Total outstanding stock awards	19.8	18.2

(1)	The weighted average per share exercise price was $24.41 and $17.46 at June 30, 2008 and December 31, 2007.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 446 million and 435 million at June 30, 2008 and December 31, 2007. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2008 (in millions):

Number of Units
Outstanding at December 31, 2007	16.3
Units granted	5.4
Units vested	(2.5)
Units cancelled	(0.8)

Outstanding at June 30, 2008	18.4

Scheduled vesting for outstanding restricted stock units at June 30, 2008 is as follows (in millions):

	Six Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
Scheduled vesting — restricted stock units	2.9	6.2	5.0	2.3	1.2	0.8	18.4

As of June 30, 2008, there was $396 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.4 years.

Note 6 — Comprehensive Income

Comprehensive income was $157 million and $79 million for Q2 2008 and Q2 2007, and $302 million and $193 million for the six months ended June 30, 2008 and 2007. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Other Expense, Net

Other expense, net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$1	$(5)	$(28)	$(8)
Foreign-currency gain (loss) on intercompany balances	(8)	3	25	5
Other	(1)	(4)	—	(5)

Total other expense, net	$(8)	$(6)	$(3)	$(8)

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item during Q2 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain will be taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $15 million and $7 million in Q2 2008 and Q2 2007, and $23 million and $10 million for the six months ended June 30, 2008 and 2007.

As of June 30, 2008 and December 31, 2007, tax contingencies were $122 million and $112 million. Changes to these tax contingencies that are reasonably possible in the next 12 months are not significant.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2003 through 2007, France for 2005 through 2007, Germany for 2003 through 2007, Luxembourg for 2003 through 2007, and the United Kingdom for 1999 through 2007. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $100 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 and 2007.

Note 9 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. Additionally, we do not allocate the line item “Other operating expense (income), net” to our segment operating results. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
North America
Net sales	$2,168	$1,601	$4,294	$3,223
Cost of sales	1,609	1,167	3,166	2,350

Gross profit	559	434	1,128	873
Direct segment operating expenses	463	352	902	705

Segment operating income	$96	$82	$226	$168

International
Net sales	$1,895	$1,285	$3,904	$2,678
Cost of sales	1,487	1,018	3,109	2,130

Gross profit	408	267	795	548
Direct segment operating expenses	259	184	518	371

Segment operating income	$149	$83	$277	$177

Consolidated
Net sales	$4,063	$2,886	$8,198	$5,901
Cost of sales	3,096	2,185	6,275	4,480

Gross profit	967	701	1,923	1,421
Direct segment operating expenses	722	536	1,420	1,076

Segment operating income	245	165	503	345
Stock-based compensation	(73)	(46)	(127)	(80)
Other operating income (expense), net	45	(3)	39	(3)

Income from operations	217	116	415	262
Total non-operating expense, net	(9)	(5)	—	(7)
Provision for income taxes	(46)	(33)	(108)	(66)
Equity-method investment activity, net of tax	(4)	—	(6)	—

Net income	$158	$78	$301	$189

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In managing shareholder dilution, we include all stock awards outstanding, without regard to estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Total shares outstanding plus outstanding stock awards were 446 million

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

and 435 million at June 30, 2008 and December 31, 2007. These amounts exclude 8 million and 14 million shares issuable upon conversion of our long-term debt at June 30, 2008 and December 31, 2007.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 13 for both Q2 2008 and Q2 2007. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 58 and 54 for Q2 2008 and Q2 2007. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

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

Revenue Recognition

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable.

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

Commissions and per-unit fees received from sellers and similar amounts earned through Amazon Enterprise Solutions are recognized when the item is sold by the seller and our collectability is reasonably assured. When we are responsible for fulfillment-related services, commissions are recognized when risk of loss and title transfer to the customer. We record an allowance for estimated refunds on such commissions using historical experience.

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

Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities no later than Q1 2009, and are currently evaluating this impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141 (R) and SFAS No. 160 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our consolidated financial statements.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2008	2007	2008	2007	2008	2007
	(in millions)		(in millions)		(in millions)
Operating activities	$347	$299	$(298)	$20	$1,088	$895
Investing activities	(301)	(88)	(828)	147	(934)	(230)
Financing activities	14	41	106	(190)	347	(366)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $816 million for the trailing twelve months ended June 30, 2008, compared to $700 million for the trailing twelve months ended June 30, 2007, an increase of 16%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.4 billion and $3.1 billion at June 30, 2008 and December 31, 2007. Amounts held in foreign currencies were $1.1 billion and $1.2 billion at June 30, 2008 and December 31, 2007, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash provided by operating activities was $347 million and $299 million for Q2 2008 and Q2 2007. Cash provided by (used in) operating activities was $(298) million and $20 million for the six months ended June 30, 2008 and 2007. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $(301) million and $(88) million for Q2 2008 and Q2 2007. Cash provided by (used in) investing activities was $(828) million and $147 million for the six months ended June 30, 2008 and 2007. Capital expenditures were $69 million and $47 million during Q2 2008 and Q2 2007, and $130 million and $82 million for the six months ended June 30, 2008 and 2007, with these increases primarily reflecting additional investments in technology infrastructure, fulfillment- related assets and the development of new features and product offerings on our websites. Capital expenditures included $33 million and $28 million for internal-use software and website development during Q2 2008 and Q2 2007, and $62 million and $53 million for the six months ended June 30, 2008 and 2007. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the six months ended June 30, 2008 and 2007, we made cash payments, net of acquired cash, related to acquisition and investment activity of $400 million and $22 million.

Cash provided by financing activities was $14 million and $41 million for Q2 2008 and Q2 2007. Cash provided by (used in) financing activities was $106 million and $(190) million for the six months ended June 30, 2008 and 2007. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $36 million and $29 million in Q2 2008 and Q2 2007, and $60 million and $46 million for the six months ended June 30, 2008 and 2007. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and exercises of employee stock options. SFAS No. 123(R) requires the reporting of tax benefits relating to excess stock-based compensation deductions in financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $43 million and $35 million for Q2 2008 and Q2 2007, and $106 million and $60 million for the six months ended June 30, 2008 and 2007. Cash inflows from proceeds from exercise of employee stock options were $6 million and $35 million for Q2 2008 and Q2 2007, and $8 million and $44 million for the six months ended June 30, 2008 and 2007. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

We recorded net tax provisions of $46 million and $33 million in Q2 2008 and Q2 2007, and $108 million and $66 million for the six months ended June 30, 2008 and 2007. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $15 million and $7 million for

Q2 2008 and Q2 2007, and $23 million and $10 million for the six months ended June 30, 2008 and 2007. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to all of our outstanding 4.75% Convertible Subordinated Notes due 2009 and 6.875% PEACS. In Q2 2008, we called for redemption a principal amount of $500 million of our outstanding 4.75% Convertible Subordinated Notes. Under this redemption call, holders elected to convert $473 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 6.1 million shares of our common stock as a result of such elections. We redeemed the remaining $27 million of the called principal amount in cash. At June 30, 2008, the debt balance of our 4.75% Convertible Subordinated Notes was $399 million, and the debt balance of our 6.875% PEACS was $378 million.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 13 for both Q2 2008 and Q2 2007. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

The following summarizes our principal contractual commitments as of June 30, 2008:

	Six Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$434	$378	$22	$33	$—	$874
Debt interest (1)	12	40	30	3	1	—	86
Capital leases, including interest	30	53	47	17	6	4	157
Operating leases	82	126	106	86	68	268	736
Other commitments (2)(3)	35	29	85	61	98	1,074	1,382
Purchase obligations (4)	803	—	—	—	—	—	803

Total commitments	$969	$682	$646	$189	$206	$1,346	$4,038

(1)	At June 30, 2008, the Euro to U.S. Dollar exchange rate was 1.5753. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $142 million as of June 30, 2008. The principal and interest commitments reflect the partial redemptions of the 6.875% PEACS and 4.75% Convertible Subordinated Notes.

(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2012. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”
(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $116 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”
(4)	Consists of legally-binding commitments to purchase inventory and significant non-inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at June 30, 2008 consisted of $18 million in “Cash and cash equivalents” and “Marketable securities,” and $245 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	(3)	57	(2)	52

Balance at June 30, 2008	$135	$117	$11	$263

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2008, our market capitalization was $31.2 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net Sales:
North America	$2,168	$1,601	$4,294	$3,223
International	1,895	1,285	3,904	2,678

Consolidated	$4,063	$2,886	$8,198	$5,901

Year-over-year Percentage Growth:
North America	35%	38%	33%	34%
International	47	31	46	33
Consolidated	41	35	39	34

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	35%	38%	33%	34%
International	34	26	32	27
Consolidated	35	33	33	31

Net Sales Mix:
North America	53%	55%	52%	55%
International	47	45	48	45

Consolidated	100%	100%	100%	100%

Revenue increased 41% in Q2 2008 and 39% for the six months ended June 30, 2008, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $182 million for Q2 2008 and $367 million for the six months ended June 30, 2008. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 35% for Q2 2008 and 33% for the six months ended June 30, 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 47% for Q2 2008 and 46% for the six months ended June 30, 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates positively affected International net sales by $179 million for Q2 2008 and $359 million for the six months ended June 30, 2008.

We expect that, over time, our International segment will represent more than 50% of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gross Profit:
North America	$559	$434	$1,128	$873
International	408	267	795	548

Consolidated	$967	$701	$1,923	$1,421

Gross Profit Growth Rate:
North America	29%	40%	29%	34%
International	52	34	45	35
Consolidated	38	38	35	34

Gross Margin:
North America	25.8%	27.1%	26.3%	27.1%
International	21.5	20.8	20.4	20.5
Consolidated	23.8	24.3	23.5	24.1

The increase in gross profit in absolute terms during Q2 2008 compared with the comparable prior year period corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 29% of unit sales for both Q2 2008 and Q2 2007, and 29% for both the six months ended June 30, 2008 and 2007. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q2 2008 and the six months ended June 30, 2008 decreased compared to the comparable prior year periods due to our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise. International segment gross margins in Q2 2008 increased compared to the comparable prior year period due to increases in sales of products by other sellers and improvements in vendor pricing, partially offset by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise. International segment gross margins for the six months ended June 30, 2008 were relatively flat compared to the comparable prior year period.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$186	$152	$378	$304
Outbound shipping costs	(314)	(227)	(634)	(466)

Net shipping cost	$(128)	$(75)	$(256)	$(162)

Year-over-year Percentage Growth:
Shipping revenue	22%	19%	24%	18%
Outbound shipping costs	38	21	36	21
Net shipping cost	71	25	59	27

Percent of Net Sales:
Shipping revenue	4.6%	5.3%	4.6%	5.1%
Outbound shipping costs	(7.8)	(7.9)	(7.7)	(7.8)

Net shipping cost	(3.2)%	(2.6)%	(3.1)%	(2.7)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,148	$923	$2,354	$1,913
Electronics and other general merchandise	920	606	1,746	1,170
Other (1)	100	72	194	140

Total North America	$2,168	$1,601	$4,294	$3,223

International
Media	$1,258	$910	$2,596	$1,910
Electronics and other general merchandise	611	364	1,265	747
Other (1)	26	11	43	21

Total International	$1,895	$1,285	$3,904	$2,678

Consolidated
Media	$2,406	$1,833	$4,950	$3,823
Electronics and other general merchandise	1,531	970	3,011	1,917
Other (1)	126	83	237	161

Total consolidated	$4,063	$2,886	$8,198	$5,901

Year-over-year Percentage Growth:
North America
Media	25%	26%	23%	24%
Electronics and other general merchandise	52	66	49	58
Other	38	15	39	16
Total North America	35	38	33	34
International
Media	38%	27%	36%	29%
Electronics and other general merchandise	68	40	69	42
Other	140	143	100	147
Total International	47	31	46	33
Consolidated
Media	31%	27%	29%	26%
Electronics and other general merchandise	58	55	57	52
Other	52	23	47	25
Total consolidated	41	35	39	34
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	25%	23%	23%	23%
Electronics and other general merchandise	52	34	54	34
Other	121	128	85	128
Total International	34	26	32	27
Consolidated
Media	25%	25%	23%	24%
Electronics and other general merchandise	52	53	51	48
Other	49	22	45	23
Total consolidated	35	33	33	31
Consolidated Net Sales Mix:
Media	59%	63%	60%	65%
Electronics and other general merchandise	38	34	37	32
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007			Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$361	$(16)	$345	$258	$(10)	$248	$715	$(27)	$688	$518	$(17)	$501
Marketing	102	(4)	98	65	(2)	63	205	(6)	199	137	(3)	134
Technology and content	258	(40)	218	201	(25)	176	492	(71)	421	387	(44)	343
General and administrative	74	(13)	61	58	(9)	49	135	(23)	112	114	(16)	98
Other operating expense (income), net	(45)	—	(45)	3	—	3	(39)	—	(39)	3	—	3

Total operating expenses	$750	$(73)	$677	$585	$(46)	$539	$1,508	$(127)	$1,381	$1,159	$(80)	$1,079

Year-over-year Percentage Growth:
Fulfillment	40%		39%	36%		36%	38%		37%	35		35%
Marketing	58		56	23		23	50		49	28		27
Technology and content	29		24	20		16	27		23	23		18
General and administrative	27		22	15		11	18		14	19		10

Percent of Net Sales:
Fulfillment	8.9%		8.5%	9.0%		8.6%	8.7%		8.4%	8.8		8.5%
Marketing	2.5		2.4	2.2		2.2	2.5		2.4	2.3		2.3
Technology and content	6.4		5.4	7.0		6.1	6.0		5.1	6.6		5.8
General and administrative	1.8		1.5	2.0		1.7	1.6		1.4	1.9		1.7

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q2 2008 and for the six months ended June 30, 2008 compared to the comparable prior year periods relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity during the six months ended June 30, 2008 and throughout 2007 through gains in efficiencies and increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide fulfillment services.

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

Marketing costs increased in absolute dollars in Q2 2008 and for the six months ended June 30, 2008 compared to the comparable prior year periods due to increased spending in variable online marketing channels, such as our Associates program, sponsored search, and other variable marketing initiatives.

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

During Q2 2008 and Q2 2007, we capitalized $41 million (including $7 million of stock-based compensation) and $33 million (including $5 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2008 and 2007, we capitalized $98 million (including $13 million of stock-based compensation) and $62 million (including $9 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $36 million and $28 million for Q2 2008 and Q2 2007, and $68 million and $55 million for the six months ended June 30, 2008 and 2007.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

General and administrative costs increased in absolute dollars in Q2 2008 and for the six months ended June 30, 2008 compared to the comparable prior year periods primarily due to increases in payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $73 million and $46 million during Q2 2008 and Q2 2007, and $127 million and $80 million for the six months ended June 30, 2008 and 2007. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

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

Other Operating Expense (Income), Net

Other operating expense (income), net, was $(45) million and $3 million during Q2 2008 and Q2 2007, and $(39) million and $3 million for the six months ended June 30, 2008 and 2007. The increase in other operating income compared to comparable prior year periods is primarily attributable to the gain recognized on the sale of our European DVD rental assets. As a result of this transaction, we recorded a $53 million noncash gain included in “Other operating expense (income), net” on our consolidated statements of operations.

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including $399 million principal balance of our 4.75% Convertible Subordinated Notes and €240 million ($378 million based on the exchange rate at June 30, 2008) principal balance of our 6.875% PEACS at June 30, 2008. Interest expense was $21 million and $19 million during Q2 2008 and Q2 2007, and $43 million and $38 million for the six months ended June 30, 2008 and 2007.

Our total debt was $874 million (including the current portion of $441 million) at June 30, 2008, and $1.3 billion at December 31, 2007. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $20 million during both Q2 2008 and Q2 2007, and $46 million and $39 million for the six months ended June 30, 2008 and 2007. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market mutual funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Expense, Net

Other expense, net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$1	$(5)	$(28)	$(8)
Foreign-currency gain (loss) on intercompany balances	(8)	3	25	5
Other	(1)	(4)	—	(5)

Total other expense, net	$(8)	$(6)	$(3)	$(8)

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2008 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, and business acquisitions and investments. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item during Q2 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain will be taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $15 million and $7 million in Q2 2008 and Q2 2007, and $23 million and $10 million for the six months ended June 30, 2008 and 2007.

Net Income

Net income was $158 million and $78 million in Q2 2008 and Q2 2007, and $301 million and $189 million for the six months ended June 30, 2008 and 2007. Net income in Q2 2008 and the six months ended June 30, 2008 includes the recognition of the $53 million noncash gain on the sale of our European DVD rental assets. We believe that the positive impact of this gain on net income is not predictive of future results or trends.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$3,881	$182	$4,063	$2,840	$46	$2,886	$7,831	$367	$8,198	$5,772	$129	$5,901
Gross profit	928	39	967	691	10	701	1,849	74	1,923	1,393	28	1,421
Operating expenses	728	22	750	578	7	585	1,464	44	1,508	1,141	18	1,159
Income from operations	200	17	217	113	3	116	384	31	415	252	10	262
Net interest income (expense) and other (3)	(1)	(8)	(9)	(3)	(2)	(5)	6	(6)	—	(4)	(3)	(7)
Net income	151	7	158	77	1	78	283	18	301	184	5	189
Diluted earnings per share	$0.35	$0.02	$0.37	$0.19	$—	$0.19	$0.66	$0.04	$0.70	$0.44	$0.01	$0.45

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, remeasurement of 6.875% PEACS, and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended June 30, 2008 and 2007 (in millions):

	Twelve Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$1,088	$895
Purchases of fixed assets, including internal-use software and website development	(272)	(195)

Free cash flow	$816	$700

Net cash provided by (used in) investing activities	$(934)	$(230)

Net cash provided by (used in) financing activities	$347	$(366)

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

Finally, in order to provide consistency with prior periods, our full year 2008 expectation for operating income of between $745 million and $920 million excludes the impact of the $53 million noncash gain recognized in the second quarter 2008 on the sale of our European DVD rental assets. If such gain were included, full year 2008 expectations for operating income would be between $798 million and $973 million.

Guidance

We provided guidance on July 23, 2008, in our earnings release furnished on Form 8-K, as amended, as follows:

Third Quarter 2008 Guidance

•	Net sales are expected to be between $4.200 billion and $4.425 billion, or to grow between 29% and 36% compared with third quarter 2007.

•

Operating income is expected to be between $115 million and $160 million, or between 6% decline and 31% growth compared with third quarter 2007. This guidance includes approximately $80 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

Full Year 2008 Expectations

•	Net sales are expected to be between $19.35 billion and $20.10 billion, or to grow between 30% and 35% compared with 2007.

•

Operating income is expected to be between $745 million and $920 million, or to grow between 14% and 40% compared with 2007. This guidance excludes the impact of the $53 million noncash gain recognized in the second quarter 2008 on the sale of our European DVD rental assets. In addition, this guidance includes approximately $295 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

At June 30, 2008, we had debt of $874 million, primarily associated with our 4.75% Convertible Subordinated Notes and 6.875% PEACS, which are due in 2009 and 2010. The fair value of our debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes (outstanding principal of $399 million and $899 million) was $423 million and $1.1 billion at June 30, 2008 and December 31, 2007. The fair value of the 6.875% PEACS (outstanding principal of €240 million) was $379 million and $358 million at June 30, 2008 and December 31, 2007.

Foreign Exchange Risk

During Q2 2008, net sales from our International segment accounted for 47% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q2 2008 increased by $182 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2008 of $1.1 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $55 million, $115 million, or $225 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at June 30, 2008 of $324 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $15 million, $35 million, and $65 million, recorded to “Other expense (income), net.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at June 30, 2008 of €240 million ($378 million, based on the exchange rate as of June 30, 2008). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $142 million as of June 30, 2008. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $20 million, $40 million, or $75 million, recorded to “Other expense, net” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $3 million, or $5 million additional annual interest expense due solely to fluctuations in foreign exchange rates.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2008, our recorded basis in equity securities (including both publicly-traded and private companies) was $251 million, including $1 million classified as “Marketable securities,” and $250 million classified as “Other assets.” We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market in general, company-specific circumstances, and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at June 30, 2008 of $26 million (recorded basis of $1 million), an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $5 million, $10 million, or $15 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we called for redemption $500 million in principal amount of our outstanding 4.75% Convertible Subordinated Notes at a redemption price of 100.475% of the principal amount at maturity, plus accrued and unpaid interest from February 1, 2008 through June 8, 2008. Holders could elect to convert the 4.75% Convertible Subordinated Notes into our common stock at a conversion price of $78.0275, and they elected to convert approximately $473 million in principal amount. As a result, we issued approximately 6.1 million shares of common stock, and we redeemed approximately $27 million in principal amount of the 4.75% Convertible Subordinated Notes on June 9, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 29, 2008. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Against	Abstain
Jeffrey P. Bezos	379,396,765	1,875,451	2,586,001
Tom A. Alberg	387,302,405	2,880,084	2,675,728
John Seely Brown	379,990,175	1,277,247	2,590,795
L. John Doerr	374,151,653	6,972,726	2,733,838
William B. Gordon	380,826,024	436,250	2,595,943
Myrtle S. Potter	380,486,819	679,215	2,692,183
Thomas O. Ryder	369,283,292	11,946,886	2,628,039
Patricia Q. Stonesifer	378,374,653	2,816,625	2,666,939

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	377,182,445
Against	4,111,954
Abstain	2,563,818
Broker Non-Votes	—

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

Dated: July 23, 2008

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