Form 10-Q
period 2008-09-30
AMAZON COM INC
filed 2008-10-22
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

428,832,397 shares of common stock, par value $0.01 per share, outstanding as of October 16, 2008

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,548	$1,004	$2,539	$1,022	$1,366	$693
OPERATING ACTIVITIES:
Net income	118	80	420	269	627	367
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	76	61	210	183	273	242
Stock-based compensation	70	51	197	130	251	161
Other operating expense (income), net	7	3	(32)	6	(29)	8
Losses (gains) on sales of marketable securities, net	1	—	(2)	1	(2)	1
Other expense (income), net	(24)	3	(17)	12	(18)	12
Deferred income taxes	(17)	(2)	(47)	(1)	(144)	6
Excess tax benefits from stock-based compensation	(53)	(34)	(160)	(93)	(323)	(157)
Changes in operating assets and liabilities:
Inventories	(243)	(223)	(130)	(72)	(361)	(199)
Accounts receivable, net and other	(9)	(73)	106	(17)	(131)	(134)
Accounts payable	362	304	(524)	(216)	620	372
Accrued expenses and other	101	58	39	29	437	276
Additions to unearned revenue	121	56	286	165	366	240
Amortization of previously unearned revenue	(86)	(47)	(220)	(139)	(291)	(194)

Net cash provided by operating activities	424	237	126	257	1,275	1,001
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(102)	(69)	(231)	(151)	(305)	(201)
Acquisitions, net of cash acquired, and other	(8)	(24)	(408)	(47)	(436)	(48)
Sales and maturities of marketable securities and other investments	582	210	1,033	1,156	1,149	2,025
Purchases of marketable securities and other investments	(478)	(83)	(1,229)	(777)	(1,382)	(2,118)

Net cash provided by (used in) investing activities	(6)	34	(835)	181	(974)	(342)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	2	35	10	79	23	97
Excess tax benefits from stock-based compensation	53	34	160	93	323	157
Common stock repurchased	—	—	—	(248)	—	(248)
Proceeds from long-term debt and other	—	33	52	21	68	31
Repayments of long-term debt and capital lease obligations	(295)	(29)	(355)	(63)	(380)	(63)

Net cash provided by (used in) financing activities	(240)	73	(133)	(118)	34	(26)
Foreign-currency effect on cash and cash equivalents	(76)	18	(47)	24	(51)	40

Net increase (decrease) in cash and cash equivalents	102	362	(889)	344	284	673

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,650	$1,366	$1,650	$1,366	$1,650	$1,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14	$22	$61	$67	$62	$67
Cash paid for income taxes	5	4	28	14	38	15
Fixed assets acquired under capital leases and other financing arrangements	37	22	104	43	136	50
Fixed assets acquired under build-to-suit leases	19	—	35	—	50	—
Conversion of debt	132	1	605	1	605	1

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$4,264	$3,262	$12,463	$9,163
Cost of sales	3,265	2,500	9,541	6,980

Gross profit	999	762	2,922	2,183
Operating expenses (1):
Fulfillment	393	296	1,109	815
Marketing	108	74	313	211
Technology and content	264	209	755	596
General and administrative	73	57	208	171
Other operating expense (income), net	7	3	(32)	6

Total operating expenses	845	639	2,353	1,799

Income from operations	154	123	569	384
Interest income	21	23	67	62
Interest expense	(17)	(19)	(60)	(57)
Other income (expense), net	24	(3)	22	(10)

Total non-operating income (expense)	28	1	29	(5)

Income before income taxes	182	124	598	379
Provision for income taxes	59	44	167	110
Equity-method investment activity, net of tax	5	—	11	—

Net income	$118	$80	$420	$269

Basic earnings per share	$0.28	$0.19	$1.00	$0.65

Diluted earnings per share	$0.27	$0.19	$0.97	$0.64

Weighted average shares used in computation of earnings per share:
Basic	427	414	421	412

Diluted	436	425	431	423

(1) Includes stock-based compensation as follows:
Fulfillment	$15	$11	$42	$27
Marketing	4	2	10	6
Technology and content	38	28	109	72
General and administrative	13	10	36	25

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,650	$2,539
Marketable securities	674	573
Inventories	1,315	1,200
Accounts receivable, net and other	597	705
Deferred tax assets	194	147

Total current assets	4,430	5,164
Fixed assets, net	731	543
Deferred tax assets	278	260
Goodwill	405	222
Other assets	722	296

Total assets	$6,566	$6,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,242	$2,795
Accrued expenses and other	860	902
Current portion of long-term debt	42	17

Total current liabilities	3,144	3,714
Long-term debt	393	1,282
Other long-term liabilities	502	292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 443 and 431
Outstanding shares — 429 and 416	4	4
Treasury stock, at cost	(500)	(500)
Additional paid-in capital	4,051	3,063
Accumulated other comprehensive income (loss)	(73)	5
Accumulated deficit	(955)	(1,375)

Total stockholders’ equity	2,527	1,197

Total liabilities and stockholders’ equity	$6,566	$6,485

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

Business Combinations

We acquired certain companies during the nine months ended September 30, 2008 for an aggregate purchase price of $329 million. The assets and liabilities of these acquisitions have been included in our consolidated financial statements at fair value, including acquired intangible assets of $138 million with estimated useful lives between two and ten years. The excess of purchase price over the fair value of the net assets acquired was $178 million and is classified as “Goodwill” on our consolidated balance sheets.

The purchase price allocation for each acquisition is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of the acquired companies have been included in our consolidated results from each closing date forward. The effect of these acquisitions on consolidated net sales and operating income for Q3 2008 and the nine months ended September 30, 2008 was not significant.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Our convertible debt instrument is excluded from the calculation of diluted earnings per share as its effect under the if-converted method is anti-dilutive. See “Note 3 — Long-Term Debt.”

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q3 2008 and Q3 2007, we capitalized $41 million (including $7 million of stock-based compensation) and $35 million (including $6 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2008 and 2007, we capitalized $139 million (including $20 million of stock-based compensation) and $97 million (including $15 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $37 million and $30 million for Q3 2008 and Q3 2007, and $105 million and $85 million for the nine months ended September 30, 2008 and 2007.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, two or three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $80 million and $65 million for Q3 2008 and Q3 2007, and $225 million and $189 million for the nine months ended September 30, 2008 and 2007.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year, primarily attributable to collateralization of bank guarantees and debt related to our international operations; certain equity investments; intangible assets, net of amortization; and intellectual property rights, net of amortization. At September 30, 2008 and December 31, 2007, the cost basis which equaled the fair value of marketable securities restricted for longer than one year was $248 million and $197 million. At September 30, 2008 and December 31, 2007, equity investments were $247 million and $17 million, intangible assets, net, were $143 million and $26 million, and intellectual property rights, net were $44 million and $28 million.

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

We periodically evaluate whether declines in fair values of our equity-method investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of such declines. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value.

In Q2 2008, we sold our European DVD rental assets in exchange for a partial ownership in the acquiring company’s business. Our investment was recorded based on the fair value of the assets received and is accounted for under the equity method of accounting. As a result of this transaction, we recorded a $53 million non-cash gain included in “Other operating expense (income), net” on our consolidated statements of operations.

Accrued Expenses and Other

Included in “Accrued expenses and other” at September 30, 2008 and December 31, 2007 were liabilities of $216 million and $230 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $158 million and $91 million at September 30, 2008 and December 31, 2007. Non-current unearned revenue was $41 million and $19 million at September 30, 2008 and December 31, 2007.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $191 million and $171 million for Q3 2008 and Q3 2007, and $569 million and $475 million for the nine months ended September 30, 2008 and 2007. Outbound shipping-related costs are included in “Cost of sales” and totaled $323 million and $260 million for Q3 2008 and Q3 2007, and $957 million and $725 million for the nine months ended September 30, 2008 and 2007. The net cost to us of shipping activities was $132 million and $89 million for Q3 2008 and Q3 2007, and $388 million and $250 million for the nine months ended September 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See “Note 2 — Cash, Cash Equivalents, and Marketable Securities” for further discussion. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2008 and December 31, 2007 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds and other investment grade securities. Such amounts are recorded at fair value.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in millions):

	September 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Estimated Fair Value
Cash	$414	$—	$—	$414
Money market funds	1,029	—	—	1,029
Foreign government and agency securities	568	1	(1)	568
Corporate debt securities (2)	206	—	(8)	198
U.S. government and agency securities	277	2	—	279
Asset-backed securities	62	—	(2)	60
Other fixed income securities	23	—	—	23
Equity securities	2	—	(1)	1

	$2,581	$3	$(12)	$2,572

Less: Long-term marketable securities				(248)

Total cash, cash equivalents, and marketable securities				$2,324

(1)	The cost and fair value of investments with loss positions was $523 million and $511 million. We evaluated the nature of these investments, credit worthiness of the issuer, and the duration of these impairments to determine if an other-than-temporary decline in fair value has occurred and concluded that these losses were temporary. Investments that have continuously been in loss positions for more than twelve months have gross unrealized losses of $4 million.
(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective January 1, 2008, we adopted SFAS No. 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$414	$—	$—	$—	$414
Money market funds	—	1,029	—	—	1,029
Foreign government and agency securities	—	—	568	—	568
Corporate debt securities	—	—	198	—	198
U.S. government and agency securities	—	—	279	—	279
Asset-backed securities	—	—	60	—	60
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$414	$1,030	$1,128	$—	$2,572

We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. See “Note 4 — Commitments and Contingencies.”

Note 3 — Long-Term Debt

Our long-term debt is summarized as follows:

	September 30, 2008	December 31, 2007
	(in millions)
6.875% PEACS due February 2010 (1)	$338	$350
4.75% Convertible Subordinated Notes	—	899
Other long-term debt	97	50

	435	1,299
Less current portion of long-term debt	(42)	(17)

	$393	$1,282

Fair value of long-term debt (2)	$431	$1,466

(1)	The 6.875% Premium Adjustable Convertible Securities (“6.875% PEACS”) are convertible into our common stock at the holders’ option at a conversion price of €84.883 per share ($119.62 per share, based on the exchange rate as of September 30, 2008). Total common stock issuable upon conversion of our outstanding 6.875% PEACS is 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal plus any accrued and unpaid interest.
(2)	The fair value of our 6.875% PEACS was $334 million and $358 million at September 30, 2008 and December 31, 2007. The fair value of our 4.75% Convertible Subordinated Notes was $1.1 billion at December 31, 2007. Such amounts are determined based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157).

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we could from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of all of our outstanding 4.75% Convertible Subordinated Notes and 6.875% PEACS.

In Q3 2008 and Q2 2008, we called for redemption principal amounts of $399 million and $500 million of our outstanding 4.75% Convertible Subordinated Notes. For our Q3 2008 redemption, holders elected to convert $132 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 1.7 million shares of our common stock as a result; we redeemed the remaining $266 million of the called principal amount for cash. For our Q2 2008 redemption, holders elected to convert $473 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 6.1 million shares of our common stock as a result; we redeemed the remaining $27 million of the called principal amount for cash.

Note 4 — Commitments and Contingencies

Commitments

We enter into leases for office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases and build-to-suit arrangements. Rental expense under operating lease agreements was $38 million and $35 million for Q3 2008 and Q3 2007, and $117 million and $102 million for the nine months ended September 30, 2008 and 2007.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011, and options to extend for two five year periods. Under the agreements we committed to occupy approximately 820,000 square feet of office space. During the nine months ended September 30, 2008, we committed to occupy an additional approximately 540,000 square feet. In Q3 2008, we made an election to occupy up to an additional approximately 330,000 square feet, subject to a termination fee, estimated to be up to approximately $10 million, if we elect not to occupy the additional space. We also have options to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the options are exercised, subject to certain conditions. If interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of September 30, 2008:

	Three Months Ended December 31, 2008	Year Ended December 31,				Thereafter	Total
		2009	2010	2011	2012
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$35	$338	$22	$33	$—	$435
Debt interest (1)	2	29	28	3	1	—	63
Capital leases, including interest	19	66	60	27	6	5	183
Operating leases	42	132	113	88	76	301	752
Other commitments (2)(3)	22	44	96	131	81	1,120	1,494

Total commitments	$92	$306	$635	$271	$197	$1,426	$2,927

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At September 30, 2008, the Euro to U.S. Dollar exchange rate was 1.4092. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $102 million as of September 30, 2008. The principal and interest commitments reflect the partial redemption of the 6.875% PEACS and full redemption of the 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011, and also includes the $10 million termination fee related to our election to occupy an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $114 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See “Note 1 — Accounting Policies — Income Taxes.”

Additionally, we entered into an agreement in Q3 2008, subject to regulatory conditions and other approvals, to acquire a company, and closed an acquisition for an additional company in October 2008. These acquisitions result in aggregate commitments of approximately $110 million.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2008 consisted of $38 million in “Cash and cash equivalents” and “Marketable securities,” and $248 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	20	57	(2)	75

Balance at September 30, 2008	$158	$117	$11	$286

(1)	Represents collateral for certain debt related to our international operations.
(2)	At September 30, 2008, our market capitalization was $31.2 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

In April 2007, SBJ Holdings 1, LLC filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology infringes a patent obtained by SBJ Holdings 1 purporting to cover a “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data” (U.S. Patent No. 6,330,592) and seeks injunctive relief, monetary damages, treble damages for alleged willful infringement, prejudgment and post-judgment interest, costs and attorneys’ fees. In September 2008, we entered into a settlement of the litigation that included, among other things, a non-exclusive license to the patent in suit.

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

See also “Note 8 — Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Conversion Activity

In Q3 2008 and Q2 2008, holders of our 4.75% Convertible Subordinated Notes elected to convert a total of $132 million and $473 million in outstanding principal amount under called redemptions, and we issued 1.7 million and 6.1 million shares of common stock as a result of such elections.

Stock Repurchase Activity

We repurchased 6.3 million shares for $248 million in Q1 2007 under a 24-month program authorized by our Board of Directors in August 2006. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock.

Stock Award Activity

We granted restricted stock units representing 0.9 million and 0.4 million shares of common stock during Q3 2008 and Q3 2007 with a per share weighted average fair value of $76.59 and $84.06. For the nine months ended September 30, 2008 and 2007, we granted restricted stock units representing 6.4 million and 7.3 million shares of common stock with a per share weighted average fair value of $75.06 and $45.85. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Restricted stock units	17.9	16.3
Stock options (1)	1.3	1.9

Total outstanding stock awards	19.2	18.2

(1)	The weighted average per share exercise price was $25.06 and $17.46 at September 30, 2008 and December 31, 2007.

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 448 million and 435 million at September 30, 2008 and December 31, 2007. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2008 (in millions):

Number of Units
Outstanding at December 31, 2007	16.3
Units granted	6.4
Units vested	(3.6)
Units cancelled	(1.2)

Outstanding at September 30, 2008	17.9

Scheduled vesting for outstanding restricted stock units at September 30, 2008 is as follows (in millions):

	Three Months Ended December 31, 2008	Year Ended December 31,
		2009	2010	2011	2012	Thereafter	Total
Scheduled vesting — restricted stock units	1.9	6.1	5.1	2.6	1.3	0.9	17.9

As of September 30, 2008, there was $378 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.3 years.

Note 6 — Comprehensive Income

Comprehensive income was $40 million and $87 million for Q3 2008 and Q3 2007, and $342 million and $280 million for the nine months ended September 30, 2008 and 2007. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$40	$(17)	$12	$(25)
Foreign-currency gain (loss) on intercompany balances	(16)	16	9	22
Other	—	(2)	1	(7)

Total other income (expense), net	$24	$(3)	$22	$(10)

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item recognized in Q2 2008 is the impact related to the $53 million non-cash gain associated with the sale of our European DVD rental assets. This gain will be taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $5 million and $4 million in Q3 2008 and Q3 2007, and $28 million and $14 million for the nine months ended September 30, 2008 and 2007.

As of September 30, 2008 and December 31, 2007, tax contingencies were $120 million and $112 million. Changes to these tax contingencies that are reasonably possible in the next 12 months are not significant.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2003 through 2007, France for 2005 through 2007, Germany for 2003 through 2007, Luxembourg for 2003 through 2007, and the United Kingdom for 2003 through 2007. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $101 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 and 2007.

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
North America
Net sales	$2,302	$1,788	$6,597	$5,012
Cost of sales	1,716	1,328	4,883	3,679

Gross profit	586	460	1,714	1,333
Direct segment operating expenses	498	381	1,400	1,087

Segment operating income	$88	$79	$314	$246

International
Net sales	$1,962	$1,474	$5,866	$4,151
Cost of sales	1,549	1,172	4,658	3,301

Gross profit	413	302	1,208	850
Direct segment operating expenses	270	204	788	576

Segment operating income	$143	$98	$420	$274

Consolidated
Net sales	$4,264	$3,262	$12,463	$9,163
Cost of sales	3,265	2,500	9,541	6,980

Gross profit	999	762	2,922	2,183
Direct segment operating expenses	768	585	2,188	1,663

Segment operating income	231	177	734	520
Stock-based compensation	(70)	(51)	(197)	(130)
Other operating income (expense), net	(7)	(3)	32	(6)

Income from operations	154	123	569	384
Total non-operating expense, net	28	1	29	(5)
Provision for income taxes	(59)	(44)	(167)	(110)
Equity-method investment activity, net of tax	(5)	—	(11)	—

Net income	$118	$80	$420	$269

Note 10 — Subsequent Event

In October 2008, a third party announced the acquisition of a company in which we held an equity-method investment. Subject to the closing of the acquisition, which is expected to occur in Q4 2008, we will receive approximately $150 million in cash for our equity ownership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the recent disruptions in the global financial markets amplify many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”

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

and out-of-the-money stock options. Total shares outstanding plus outstanding stock awards were 448 million and 435 million at September 30, 2008 and December 31, 2007. These amounts exclude 2.8 million and 14 million shares issuable upon conversion of our long-term debt at September 30, 2008 and December 31, 2007.

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

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 12 for both Q3 2008 and Q3 2007. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 63 and 62 for Q3 2008 and Q3 2007. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

We expect spending in technology and content will increase over time as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We seek to efficiently invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies and support our infrastructure web services. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. We are investing in Amazon Web Services, which provides technology services that give developers access to technology infrastructure that they can use to enable virtually any type of business. A continuing challenge will be to continue to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. We also have equity-method investments in private companies where we can exercise significant influence, but not control, over the entity. We periodically evaluate whether declines in fair values of our investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices; recent financial results and operating trends; other publicly available information; implied values from any recent purchase/sales offers of investee securities; or other conditions that may affect the value of our investments.

Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

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

We utilize the accelerated method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four-year vesting term. The accelerated method also adds a level of complexity in estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See “Financial Statements — Note 2 — Cash, Cash Equivalents, and Marketable Securities” for further discussion. In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on our consolidated financial statements.

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in millions)		(in millions)		(in millions)
Operating activities	$424	$237	$126	$257	$1,275	$1,001
Investing activities	(6)	34	(835)	181	(974)	(342)
Financing activities	(240)	73	(133)	(118)	34	(26)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $970 million for the trailing twelve months ended September 30, 2008, compared to $800 million for the trailing twelve months ended September 30, 2007, an increase of 21%. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a reconciliation of free cash flow to net cash provided by operating activities. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.3 billion and $3.1 billion at September 30, 2008 and December 31, 2007. Amounts held in foreign currencies were $1.2 billion at both September 30, 2008 and December 31, 2007, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash provided by operating activities was $424 million and $237 million for Q3 2008 and Q3 2007. Cash provided by operating activities was $126 million and $257 million for the nine months ended September 30, 2008 and 2007. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as through our co-branded credit card agreements, Amazon Enterprise Solutions, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $(6) million and $34 million for Q3 2008 and Q3 2007. Cash provided by (used

in) investing activities was $(835) million and $181 million for the nine months ended September 30, 2008 and 2007. Capital expenditures were $102 million and $69 million during Q3 2008 and Q3 2007, and $231 million and $151 million for the nine months ended September 30, 2008 and 2007, with these increases primarily reflecting additional investments in technology infrastructure, fulfillment-related assets and the development of new features and product offerings on our websites. Capital expenditures included $34 million and $28 million for internal-use software and website development during Q3 2008 and Q3 2007, and $96 million and $81 million for the nine months ended September 30, 2008 and 2007. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the nine months ended September 30, 2008 and 2007, we made cash payments, net of acquired cash, related to acquisition and investment activity of $408 million and $47 million.

Cash provided by (used in) financing activities was $(240) million and $73 million for Q3 2008 and Q3 2007. Cash used in financing activities was $133 million and $118 million for the nine months ended September 30, 2008 and 2007. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. In Q1 2007, we repurchased $248 million of our common stock under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $295 million and $29 million in Q3 2008 and Q3 2007, and $355 million and $63 million for the nine months ended September 30, 2008 and 2007. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and exercises of employee stock options. SFAS No. 123(R) requires the reporting of tax benefits relating to excess stock-based compensation deductions in financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $53 million and $34 million for Q3 2008 and Q3 2007, and $160 million and $93 million for the nine months ended September 30, 2008 and 2007. Cash inflows from proceeds from exercise of employee stock options were $2 million and $35 million for Q3 2008 and Q3 2007, and $10 million and $79 million for the nine months ended September 30, 2008 and 2007. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

We recorded net tax provisions of $59 million and $44 million in Q3 2008 and Q3 2007, and $167 million and $110 million for the nine months ended September 30, 2008 and 2007. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $5 million and $4 million for Q3 2008 and Q3 2007, and $28 million and $14 million for the nine months ended September 30, 2008 and 2007. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to all of our outstanding 4.75% Convertible Subordinated Notes due 2009 and 6.875% PEACS.

In Q3 2008 and Q2 2008, we called for redemption principal amounts of $399 million and $500 million of our outstanding 4.75% Convertible Subordinated Notes. For our Q3 2008 redemption, holders elected to convert $132 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 1.7 million shares of our common stock as a result; we redeemed the remaining $266 million of the called principal amount for cash. For our Q2 2008 redemption, holders elected to convert $473 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 6.1 million shares of our common stock as a result; we redeemed the remaining $27 million for the called principal amount for cash. At September 30, 2008, the debt balance of our 4.75% Convertible Subordinated Notes was zero, and the debt balance of our 6.875% PEACS was $338 million.

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

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover was 12 for both Q3 2008 and Q3 2007. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

The following summarizes our principal contractual commitments as of September 30, 2008:

	Three Months Ended December 31, 2008	Year Ended December 31,
		2009	2010	2011	2012	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$7	$35	$338	$22	$33	$—	$435
Debt interest (1)	2	29	28	3	1	—	63
Capital leases, including interest	19	66	60	27	6	5	183
Operating leases	42	132	113	88	76	301	752
Other commitments (2)(3)	22	44	96	131	81	1,120	1,494
Purchase obligations and open purchase orders (4)	1,825	—	—	—	—	—	1,825

Total commitments	$1,917	$306	$635	$271	$197	$1,426	$4,752

(1)	At September 30, 2008, the Euro to U.S. Dollar exchange rate was 1.4092. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $102 million as of September 30, 2008. The principal and interest commitments reflect the partial redemption of the 6.875% PEACS and full redemption of the 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011, and also includes the $10 million termination fee related to our election to occupy an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”
(3)	Includes commitments to acquire intellectual property and tax contingencies under FIN 48, but excludes $114 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”
(4)	Consists of inventory and significant non-inventory commitments.

Additionally, we entered into an agreement in Q3 2008, subject to regulatory conditions and other approvals, to acquire a company, and closed an acquisition for an additional company in October 2008. These acquisitions result in aggregate amount of approximately $110 million.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at September 30, 2008 consisted of $38 million in “Cash and cash equivalents” and “Marketable securities,” and $248 million in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	20	57	(2)	75

Balance at September 30, 2008	$158	$117	$11	$286

(1)	Represents collateral for certain debt related to our international operations.
(2)	At September 30, 2008, our market capitalization was $31.2 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net Sales:
North America	$2,302	$1,788	$6,597	$5,012
International	1,962	1,474	5,866	4,151

Consolidated	$4,264	$3,262	$12,463	$9,163

Year-over-year Percentage Growth:
North America	29%	42%	32%	37%
International	33	40	41	35
Consolidated	31	41	36	36

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	29%	42%	31%	37%
International	28	33	31	29
Consolidated	28	38	31	33

Net Sales Mix:
North America	54%	55%	53%	55%
International	46	45	47	45

Consolidated	100%	100%	100%	100%

Revenue increased 31% in Q3 2008 and 36% for the nine months ended September 30, 2008, reflecting revenue growth in both our North America and International segments. We experienced slower rates of growth towards the end of the third quarter, coinciding with disruptions in the global financial markets. Additionally, changes in currency exchange rates positively affected net sales by $80 million in Q3 2008 and $447 million for the nine months ended September 30, 2008. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below. The Q3 2007 and nine months ended September 30, 2007 growth rates include the effects of the release of Harry Potter and the Deathly Hallows. We sold 2.5 million copies during Q3 2007.

The North America revenue growth rate was 29% for Q3 2008 and 32% for the nine months ended September 30, 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 33% for Q3 2008 and 41% for the nine months ended September 30, 2008. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates positively affected International net sales by $80 million for Q3 2008 and $439 million for the nine months ended September 30, 2008.

We expect that, over time, our International segment will represent more than 50% of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gross Profit:
North America	$586	$460	$1,714	$1,333
International	413	302	1,208	850

Consolidated	$999	$762	$2,922	$2,183

Gross Profit Growth Rate:
North America	28%	34%	29%	34%
International	37	47	42	39
Consolidated	31	39	34	36

Gross Margin:
North America	25.5%	25.7%	26.0%	26.6%
International	21.1	20.5	20.6	20.5
Consolidated	23.4	23.4	23.4	23.8

The increase in gross profit in absolute terms during Q3 2008 compared with the comparable prior year period corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 31% of unit sales for both Q3 2008 and Q3 2007, and 30% and 29% for the nine months ended September 30, 2008 and 2007. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q3 2008 and the nine months ended September 30, 2008 decreased compared to the comparable prior year periods due to our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, partially offset by increases in other revenue and improvements in vendor pricing. International segment gross margins in Q3 2008 increased compared to the comparable prior year period due to increases in sales of products by other sellers and improvements in vendor pricing, partially offset by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise. International segment gross margins for the nine months ended September 30, 2008 were relatively flat compared to the comparable prior year period.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$191	$171	$569	$475
Outbound shipping costs	(323)	(260)	(957)	(725)

Net shipping cost	$(132)	$(89)	$(388)	$(250)

Year-over-year Percentage Growth:
Shipping revenue	12%	45%	20%	27%
Outbound shipping costs	24	43	32	28
Net shipping cost	48	39	55	31

Percent of Net Sales:
Shipping revenue	4.5%	5.3%	4.6%	5.2%
Outbound shipping costs	(7.6)	(8.0)	(7.7)	(7.9)

Net shipping cost	(3.1)%	(2.7)%	(3.1)%	(2.7)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,245	$1,081	$3,599	$2,995
Electronics and other general merchandise	950	631	2,697	1,801
Other (1)	107	76	301	216

Total North America	$2,302	$1,788	$6,597	$5,012

International
Media	$1,249	$1,010	$3,845	$2,919
Electronics and other general merchandise	690	448	1,955	1,195
Other (1)	23	16	66	37

Total International	$1,962	$1,474	$5,866	$4,151

Consolidated
Media	$2,494	$2,091	$7,444	$5,914
Electronics and other general merchandise	1,640	1,079	4,652	2,996
Other (1)	130	92	367	253

Total consolidated	$4,264	$3,262	$12,463	$9,163

Year-over-year Percentage Growth:
North America
Media (2)	15%	38%	20%	28%
Electronics and other general merchandise	51	54	50	57
Other	41	22	40	18
Total North America	29	42	32	37
International
Media (2)	24%	33%	32%	30%
Electronics and other general merchandise	54	54	64	47
Other	49	410	78	216
Total International	33	40	41	35
Consolidated
Media (2)	19%	36%	26%	29%
Electronics and other general merchandise	52	54	55	53
Other	42	41	45	30
Total consolidated	31	41	36	36
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media (2)	18%	27%	22%	25%
Electronics and other general merchandise	48	45	52	38
Other	52	379	71	194
Total International	28	33	31	29
Consolidated
Media (2)	17%	32%	21%	27%
Electronics and other general merchandise	49	51	51	49
Other	43	39	44	29
Total consolidated	28	38	31	33
Consolidated Net Sales Mix:
Media	59%	64%	60%	64%
Electronics and other general merchandise	38	33	37	33
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as Amazon Enterprise Solutions, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.
(2)	Year-over-year percentage growth rates include the effects of the release of Harry Potter and the Deathly Hallows. We sold 2.5 million copies during Q3 2007.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007			Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$393	$(15)	$378	$296	$(11)	$285	$1,109	$(42)	$1,067	$815	$(27)	$788
Marketing	108	(4)	104	74	(2)	72	313	(10)	303	211	(6)	205
Technology and content	264	(38)	226	209	(28)	181	755	(109)	646	596	(72)	524
General and administrative	73	(13)	60	57	(10)	47	208	(36)	172	171	(25)	146
Other operating expense (income), net	7	—	7	3	—	3	(32)	—	(32)	6	—	6

Total operating expenses	$845	$(70)	$775	$639	$(51)	$588	$2,353	$(197)	$2,156	$1,799	$(130)	$1,669

Year-over-year Percentage Growth:
Fulfillment	33%		33%	37%		37%	36%		36%	36		35%
Marketing	46		45	16		15	48		48	24		23
Technology and content	26		25	22		16	27		23	23		17
General and administrative	29		28	4		(4)	22		18	14		5

Percent of Net Sales:
Fulfillment	9.2%		8.9%	9.1%		8.7%	8.9%		8.6%	8.9		8.6%
Marketing	2.5		2.5	2.3		2.2	2.5		2.4	2.3		2.2
Technology and content	6.2		5.3	6.4		5.6	6.1		5.2	6.5		5.7
General and administrative	1.7		1.4	1.7		1.4	1.7		1.4	1.9		1.6

Operating expenses without stock-based compensation are non-GAAP financial measures. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q3 2008 and for the nine months ended September 30, 2008 compared to the comparable prior year periods relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity during the nine months ended September 30, 2008 and throughout 2007 through gains in efficiencies and increases in leased warehouse space. This expansion is designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide fulfillment services.

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

Marketing costs increased in absolute dollars in Q3 2008 and for the nine months ended September 30, 2008 compared to the comparable prior year periods due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support our infrastructure web services. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. We expect spending in technology and content to increase over time as we continue to add employees to our staff and add technology infrastructure.

During Q3 2008 and Q3 2007, we capitalized $41 million (including $7 million of stock-based compensation) and $35 million (including $6 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2008 and 2007, we capitalized $139 million (including $20 million of stock-based compensation) and $97 million (including $15 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $37 million and $30 million for Q3 2008 and Q3 2007, and $105 million and $85 million for the nine months ended September 30, 2008 and 2007.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

General and administrative costs increased in absolute dollars in Q3 2008 and for the nine months ended September 30, 2008 compared to the comparable prior year periods primarily due to increases in professional services and payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $70 million and $51 million during Q3 2008 and Q3 2007, and $197 million and $130 million for the nine months ended September 30, 2008 and 2007. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

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

Other Operating Expense (Income), Net

Other operating expense (income), net, was $7 million and $3 million during Q3 2008 and Q3 2007, and $(32) million and $6 million for the nine months ended September 30, 2008 and 2007. The increase in other operating income for the nine months ended September 30, 2008 compared to the comparable prior year period is primarily attributable to the gain recognized on the sale of our European DVD rental assets. As a result of this transaction, we recorded a $53 million non-cash gain included in “Other operating expense (income), net” on our consolidated statements of operations.

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including €240 million ($338 million based on the exchange rate at September 30, 2008) principal balance of our 6.875% PEACS at September 30, 2008. Interest expense was $17 million and $19 million during Q3 2008 and Q3 2007, and $60 million and $57 million for the nine months ended September 30, 2008 and 2007.

Our total debt was $435 million (including the current portion of $42 million) at September 30, 2008, and $1.3 billion at December 31, 2007. See Item 1 of Part I, “Financial Statements — Note 3 — Long-Term Debt.”

Our interest income was $21 million and $23 million during Q3 2008 and Q3 2007, and $67 million and $62 million for the nine months ended September 30, 2008 and 2007. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other expense, net, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$40	$(17)	$12	$(25)
Foreign-currency gain (loss) on intercompany balances	(16)	16	9	22
Other	—	(2)	1	(7)

Total other income (expense), net	$24	$(3)	$22	$(10)

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2008 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, and business acquisitions and investments. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item during Q2 2008 is the impact related to the $53 million non-cash gain associated with the sale of our European DVD rental assets. This gain will be taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $5 million and $4 million in Q3 2008 and Q3 2007, and $28 million and $14 million for the nine months ended September 30, 2008 and 2007.

Net Income

Net income was $118 million and $80 million in Q3 2008 and Q3 2007, and $420 million and $269 million for the nine months ended September 30, 2008 and 2007. Net income includes the impact of foreign currency remeasurements included in “Other income (expense), net” which fluctuate with changes in exchange rates. For Q3 2008, these remeasurements resulted in an after tax benefit of $15 million. For the nine months ended September 30, 2008, net income also includes a non-cash gain from the sale of our European DVD rental assets included in “Other operating expense (income), net,” which we do not believe is predictive of future results or trends.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$4,184	$80	$4,264	$3,187	$75	$3,262	$12,016	$447	$12,463	$8,959	$204	$9,163
Gross profit	984	15	999	747	15	762	2,833	89	2,922	2,140	43	2,183
Operating expenses	835	10	845	628	11	639	2,300	53	2,353	1,771	28	1,799
Income from operations	149	5	154	118	5	123	533	36	569	369	15	384
Net interest income (expense) and other (3)	3	25	28	(4)	(1)	(5)	10	19	29	(6)	(5)	(11)
Net income	98	20	118	78	2	80	382	38	420	261	8	269
Diluted earnings per share	$0.22	$0.05	$0.27	$0.18	$0.01	$0.19	$0.88	$0.09	$0.97	$0.62	$0.02	$0.64

(1)	Represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, remeasurement of 6.875% PEACS, and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended September 30, 2008 and 2007 (in millions):

	Twelve Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$1,275	$1,001
Purchases of fixed assets, including internal-use software and website development	(305)	(201)

Free cash flow	$970	$800

Net cash used in investing activities	$(974)	$(342)

Net cash provided by (used in) financing activities	$34	$(26)

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

Guidance

We provided guidance on October 22, 2008, in our earnings release furnished on Form 8-K, as follows:

Fourth Quarter 2008 Guidance

•	Net sales are expected to be between $6.0 billion and $7.0 billion, or to grow between 6% and 23% compared with fourth quarter 2007.

•

Operating income is expected to be between $145 million and $305 million, or between 46% decline and 13% growth compared with fourth quarter 2007. This guidance includes approximately $85 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

Full Year 2008 Expectations

•	Net sales are expected to be between $18.46 billion and $19.46 billion, or to grow between 24% and 31% compared with 2007.

•

Operating income is expected to be between $716 million and $876 million, or to grow between 9% and 34% compared with 2007. This guidance includes approximately $300 million for stock-based compensation and amortization of intangible assets and includes the impact of the $53 million non-cash gain recognized in the second quarter 2008 on the sale of the Company’s European DVD rental assets. It assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

At September 30, 2008, we had debt of $435 million, primarily associated with our 6.875% PEACS, which is due in 2010. The fair value of our debt will fluctuate with movements of interest rates, generally increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices, the fair value of the 6.875% PEACS (outstanding principal of €240 million) was $334 million and $358 million at September 30, 2008 and December 31, 2007.

Foreign Exchange Risk

During Q3 2008, net sales from our International segment accounted for 46% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, net sales in Q3 2008 increased by $80 million.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2008 of $1.2 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $60 million, $120 million, or $240 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at September 30, 2008 of $223 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $25 million, and $45 million, recorded to “Other expense (income), net.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at September 30, 2008 of €240 million ($338 million, based on the exchange rate as of September 30, 2008). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $102 million as of September 30, 2008. Based on the outstanding 6.875% PEACS’ principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $15 million, $35 million, or $70 million, recorded to “Other income (expense), net.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, or $5 million additional annual interest expense due solely to fluctuations in foreign exchange rates.

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2008, our recorded basis in equity securities was $248 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value are other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The recent disruption in the global financial markets provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item  1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies.”

Item 1A. Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the recent disruptions in the global financial markets amplify many of these risks.

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

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our sellers, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, including as a result of recent disruptions in the global financial markets, may result in decreased revenue or growth.

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

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. A failure to optimize inventory will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. There can be no assurance that we will be able to operate our network effectively.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets and goodwill as part of the acquisition;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

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

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. In addition, due in part to the recent disruptions in the global financial markets, valuations supporting our acquisitions and strategic investments could change rapidly. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

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

We Have Outstanding Debt and May Incur Additional Debt in the Future

We have outstanding debt and may incur substantial additional debt in the future. As a result, a significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on such indebtedness, with no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt covenants, we will be in default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2008, we called for redemption $399 million in principal amount of our outstanding 4.75% Convertible Subordinated Notes at a redemption price of 100.475% of the principal amount at maturity, plus accrued and unpaid interest from August 1, 2008 through September 16, 2008. Holders could elect to convert the

4.75% Convertible Subordinated Notes into our common stock at a conversion price of $78.0275, and they elected to convert approximately $132 million in principal amount. As a result, we issued approximately 1.7 million shares of common stock, and we redeemed approximately $266 million in principal amount of the 4.75% Convertible Subordinated Notes on September 17, 2008.

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

Dated: October 22, 2008

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