Form 10-K
period 2008-12-31
AMAZON COM INC
filed 2009-01-30
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008	$23,846,135,567
Number of shares of common stock outstanding as of January 22, 2009	428,583,135

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

General

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and we offer Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumer customers, seller customers and developer customers. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

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

Consumer Customers

We serve our consumer customers through our retail websites and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. We strive to offer our customers the lowest prices possible through low everyday product pricing and free shipping offers, including Amazon Prime, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment through our global fulfillment center network, timely customer service, and a trusted transaction environment.

We fulfill customer orders in a number of ways, including through the U.S. and international fulfillment centers and warehouses that we operate and through co-sourced and outsourced arrangements in certain countries. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”

Seller Customers

We offer programs that enable seller customers to sell their products on our websites and their own branded websites and to fulfill orders through us. We are not the seller of record in these transactions, but instead earn fixed fees, revenue share fees, per-unit activity fees, or some combination thereof.

Developer Customers

We serve developer customers through Amazon Web Services, which provides access to technology infrastructure that developers can use to enable virtually any type of business.

Competition

Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment and customer service; (5) companies that provide infrastructure web services or other information storage or computing services or products; and (6) companies that design, manufacture, market or sell digital media devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and developer services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of domain names, trademarks, service marks, patents, and copyrights by U.S. and foreign governmental authorities. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 35%, 38%, and 37% of our annual revenue during the fourth quarter of 2008, 2007, and 2006.

Employees

We employed approximately 20,700 full-time and part-time employees at December 31, 2008. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

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

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of January 27, 2009:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	45	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	39	Senior Vice President, Business Development
Sebastian J. Gunningham	46	Senior Vice President, Seller Services
Andrew R. Jassy	41	Senior Vice President, Web Services
Steven Kessel	43	Senior Vice President, Worldwide Digital Media
Marc A. Onetto	58	Senior Vice President, Worldwide Operations
Diego Piacentini	48	Senior Vice President, International Retail
Shelley L. Reynolds	44	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	48	Senior Vice President and Chief Financial Officer
H. Brian Valentine	49	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	42	Senior Vice President, North America Retail
L. Michelle Wilson	46	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.

Jeffrey M. Blackburn.    Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006. From June 2004 to April 2006, he was Vice President, Business Development, and from July 2003 to June 2004, he was Vice President, European Customer Service.

Sebastian J. Gunningham.    Mr. Gunningham has served as Senior Vice President, Seller Services, since joining Amazon.com in March 2007. Prior to joining Amazon.com, Mr. Gunningham was President of First Data Utilities from August 2006 to February 2007, following First Data’s acquisition of Peace Software, Inc., where he was Chief Executive Officer from February 2004 to August 2006. From March 2003 to February 2004, he served as Vice President of Enterprise Sales at Apple, Inc.

Andrew R. Jassy.    Mr. Jassy has served as Senior Vice President, Web Services, since April 2006. From January 2005 to April 2006, he was Vice President, Web Services, and from August 2003 to January 2005, he was Vice President, Associates and Web Services.

Steven Kessel.    Mr. Kessel has served as Senior Vice President, Worldwide Digital Media, since April 2006. From April 2004 to April 2006, he was Vice President, Digital, and from July 2002 to April 2004, he was Vice President, U.S. Books, Music, Video and DVD.

Marc A. Onetto.    Mr. Onetto has served as Senior Vice President, Worldwide Operations, since joining Amazon.com in December 2006. Prior to joining Amazon.com, Mr. Onetto was Executive Vice President, Worldwide Operations, at Solectron Corporation, an electronics manufacturing and technology company, from June 2003 to June 2006.

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

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since July 2003.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	45	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	68	Managing Director, Madrona Venture Group
John Seely Brown	68	Visiting Scholar and Advisor to the Provost, University of Southern California
L. John Doerr	57	Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	58	Partner, Kleiner Perkins Caufield & Byers
Alain Monié	58	President and Chief Operating Officer, Ingram Micro Inc.
Myrtle S. Potter	50	Chief Executive Officer, Chapman Properties, Inc., and Consultant, Myrtle Potter and Company, LLC
Thomas O. Ryder	64	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	52	Chair, Board of Regents, Smithsonian Institution

Item 1A.    Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

We Face Intense Competition

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital and web services. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing.

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

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to acquire merchandise on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

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

In 2004, we acquired Joyo.com Limited, which is organized under the laws of the British Virgin Islands and through a People’s Republic of China (“PRC”) entity, provides technology and services for the Joyo Amazon websites. The PRC regulates Joyo Amazon’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media and other products. In order to meet local ownership and regulatory licensing requirements, Joyo Amazon’s business is operated by PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo Amazon’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo Amazon (including its subsidiary and affiliates) were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo Amazon were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

If We Do Not Successfully Optimize and Operate Our Fulfillment Centers, Our Business Could Be Harmed

If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment centers successfully, it could result in excess or insufficient inventory or fulfillment capacity, result in increased costs, impairment charges, or both, or harm our business in other ways. A failure to optimize inventory will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. As we continue to add fulfillment and warehouse capability or add new businesses with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers. There can be no assurance that we will be able to operate our network effectively.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We provide e-commerce services to other businesses, such as through our seller programs, including Webstore by Amazon and Fulfillment by Amazon, as well as through other commercial agreements, strategic alliances and business relationships. Under these agreements, we provide technology, fulfillment and other services, as well as enable sellers to offer products or services through our websites and power their websites. These arrangements are complex and require substantial personnel and resource commitments by us, which may limit the agreements we are able to enter into and our ability to integrate and deliver services under them. If we fail to implement, maintain, and develop the components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third-party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining or developing these services.

As our agreements terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Some of our agreements involve high margin services, such as marketing and promotional agreements, and as they expire they may be replaced, if at all, by agreements involving lower margin services. We may in the future enter into amendments on less favorable terms or encounter parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

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

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

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

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering or adopted initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

We collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on goods and services sold by us that are ordered on our international sites. Additional foreign countries may seek to impose sales or other tax collection obligations on us.

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

Our Vendor Relationships Subject Us to a Number of Risks

We have significant vendors that are important to our sourcing, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise, content, components or services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure from other vendors in a timely and efficient manner and on acceptable terms, or at all.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

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

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our marketplace seller sales grow, the cost of this program will increase and could negatively affect our operating results. We also may be unable to prevent sellers on our sites or through other seller sites from selling unlawful goods, from selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2008, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (1)
	(in thousands)
Corporate office facilities	1,416	North America	From 2009 through 2017
Corporate office facilities	473	International	From 2009 through 2016

Sub-total	1,889

Fulfillment and warehouse operations	11,973	North America	From 2009 through 2018
Fulfillment and warehouse operations	5,321	International	From 2009 through 2025

Sub-total	17,294

Customer service and other	368	North America	From 2009 through 2021
Customer service and other	175	International	From 2010 through 2016

Sub-total	543

Total	19,726

(1)	Represents the total leased space excluding sub-leased space.

We lease our corporate headquarters in Seattle, Washington. We also lease additional corporate office, fulfillment and warehouse operations, customer service, and other facilities throughout the United States, principally in Arizona, California, Delaware, Florida, Indiana, Kansas, Kentucky, Michigan, Nevada, New Hampshire, New Jersey, North Dakota, Pennsylvania, South Carolina, Texas, Virginia, Washington, West Virginia, and Wisconsin. Outside of the United States, we also lease corporate office, fulfillment and warehouse operations, customer service, and other facilities, principally in China, Costa Rica, France, Germany, India, Ireland, Japan, Luxembourg, and the United Kingdom. We periodically evaluate our facility requirements as necessary.

Item 3.    Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies—Legal Proceedings.”

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2007
First Quarter	$41.51	$36.43
Second Quarter	73.65	40.42
Third Quarter	93.48	68.73
Fourth Quarter	100.82	77.00
Year ended December 31, 2008
First Quarter	$96.25	$62.43
Second Quarter	84.51	71.99
Third Quarter	88.09	63.35
Fourth Quarter	69.58	35.03

Holders

As of January 15, 2009, there were 3,552 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On February 8, 2008, we publicly announced that our Board of Directors had authorized the Company to repurchase up to $1 billion of the Company’s common stock on or before February 8, 2010. We may make these purchases in the open market or through privately negotiated transactions and in discretionary purchases or pursuant to pre-established purchase plans. The table below sets forth information regarding our purchases of our common stock during Q4 2008 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 - October 31, 2008	—	$—	—	$1,000
November 1 - November 30, 2008	2.2	45.78	2.2	900
December 1 - December 31, 2008	—	—	—	900

Total	2.2		2.2

Item 6.	Selected Consolidated Financial Data

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Income Statement:
Net sales	$19,166	$14,835	$10,711	$8,490	$6,921
Income from operations	842	655	389	432	440
Income before change in accounting principle	645	476	190	333	588
Cumulative effect of change in accounting principle	—	—	—	26	—
Net income	645	476	190	359	588
Basic earnings per share (1):
Prior to cumulative effect of change in accounting principle	$1.52	$1.15	$0.46	$0.81	$1.45
Cumulative effect of change in accounting principle	—	—	—	0.06	—

Basic earnings per share (1)	$1.52	$1.15	$0.46	$0.87	$1.45

Diluted earnings per share (1):
Prior to cumulative effect of change in accounting principle	$1.49	$1.12	$0.45	$0.78	$1.39
Cumulative effect of change in accounting principle	—	—	—	0.06	—

Diluted earnings per share (1)	$1.49	$1.12	$0.45	$0.84	$1.39

Weighted average shares used in computation of earnings per share:
Basic	423	413	416	412	406
Diluted	432	424	424	426	425

Cash Flow Statement:
Net cash provided by operating activities	$1,697	$1,405	$702	$733	$566
Purchases of fixed assets, including internal-use software and website development	(333)	(224)	(216)	(204)	(89)

Free cash flow (2)	$1,364	$1,181	$486	$529	$477

	December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet:
Total assets	$8,314	$6,485	$4,363	$3,696	$3,248
Long-term debt	409	1,282	1,247	1,480	1,835

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our customer-facing websites primarily include merchandise and content we have purchased for resale from vendors and products offered by third party sellers. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by other sellers. We also offer services such as Amazon Web Services, co-branded credit cards, fulfillment, and miscellaneous marketing and promotional offers, such as online advertising.

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In measuring shareholder dilution, we include all stock awards outstanding, without regard to estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Total shares outstanding plus outstanding stock awards were 446 million

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.

and 435 million at December 31, 2008 and 2007. These amounts exclude shares issuable upon conversion of our long-term debt. In 2008 and 2007, we repurchased 2.2 million shares and 6.3 million shares of our common stock under repurchase programs authorized by our Board of Directors.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure, build, enhance, and add features to our websites and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to content provider and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 12, 13, and 13 for 2008, 2007, and 2006. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 62, 57, and 53 for 2008, 2007 and 2006. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

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

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of trailing-twelve-month cost of sales to average inventory over five quarters.
[4]	Accounts payable days, calculated as the quotient of accounts payable to cost of sales, multiplied by the number of days in the period.

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

Commissions and per-unit fees received from sellers and similar amounts earned through other seller sites are recognized when the item is sold by the seller and our collectability is reasonably assured. When we are responsible for fulfillment-related services, commissions are recognized when risk of loss and title transfer to the customer. We record an allowance for estimated refunds on such commissions using historical experience.

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

Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. We also have equity-method investments in private companies where we can exercise significant influence over, but not control, the entity. We periodically evaluate whether declines in fair values of our investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices; recent financial results and operating trends; other publicly available information; implied values from any recent transactions or offers of investee securities; or other conditions that may affect the value of our investments.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows of reporting units. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on projected category expansion, pricing expectations, market segment penetration and general economic conditions. Additionally, certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. In this process, a fair value for goodwill is estimated and compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend.

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over its estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

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

We utilize the accelerated method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a higher level of sensitivity and complexity in estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See “Note 1—Description of Business and Accounting Policies” and “Note 2—Cash, Cash Equivalents, and Marketable Securities” for further discussion. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities beginning Q1 2009. We do not expect the adoption of SFAS No. 157, as amended by FSP 157-2, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash provided by (used in):
Operating activities	$1,697	$1,405	$702
Investing activities	(1,199)	42	(333)
Financing activities	(198)	50	(400)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $1.36 billion for 2008, compared to $1.18 billion and $486 million for 2007 and 2006. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow in 2008 primarily resulted from increased operating income, offset by increased capital expenditures. The increase in free cash flow in 2007 primarily resulted from increased operating income. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $3.7 billion, $3.1 billion, and $2.0 billion at December 31, 2008, 2007 and 2006. Amounts held in foreign currencies were $1.7 billion, $1.2 billion, and $623 million at December 31, 2008, 2007, and 2006, and were primarily Euros, British Pounds, and Japanese Yen. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Income Taxes.”

Cash provided by operating activities was $1.7 billion, $1.4 billion, and $702 million in 2008, 2007, and 2006. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as through our co-branded credit card agreements, other seller services, and miscellaneous marketing and promotional agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash provided by (used in) investing activities was $(1.2) billion, $42 million, and $(333) million in 2008, 2007, and 2006, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, and acquisition activity. Capital expenditures were $333 million, $224 million, and $216 million in 2008, 2007 and 2006, with the sequential increases primarily reflecting additional investments in technology infrastructure, fulfillment-related assets and the development of new features and product offerings on our websites. Capital expenditures included $128 million, $108 million, and $108 million for internal-use software and website development during 2008, 2007 and 2006. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2008, 2007 and 2006, we made payments, net of acquired cash, related to acquisition and investment activity of $494 million, $75 million, and $32 million.

Cash provided by (used in) financing activities was $(198) million, $50 million, and $(400) million, in 2008, 2007, and 2006. Cash outflows from financing activities result from repurchases of common stock, repayments of long-term debt, and payments on capital lease obligations. We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008. We repurchased 6.3 million shares of common stock for $248 million in 2007, and 8.2 million shares of common stock for $252 million in 2006, under the $500 million repurchase program authorized by our Board of Directors in August 2006. Repayments on long-term debt and payments on capital lease obligations were $355 million, $74 million, and $383 million, in 2008, 2007, and 2006. Repayments on long-term debt include $294 million on our 4.75% Convertible Subordinated Notes in 2008, and €250 million ($300 million) of our 6.875% PEACS in 2006. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt.” Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and exercises of employee stock options. SFAS No. 123(R), Accounting for Stock Based Compensation, requires the reporting of tax benefits relating to excess stock-based compensation deductions in financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $159 million, $257 million, and $102 million in 2008, 2007, and 2006. Cash inflows from proceeds from exercise of employee stock options were $11 million, $91 million, and $35 million, in 2008, 2007, and 2006. We expect cash proceeds from exercises of stock options will decline over time as we continue issuing restricted stock units as our primary vehicle for stock-based awards.

In 2008, 2007 and 2006 we recorded net tax provisions of $247 million, $184 million, and $187 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $53 million, $24 million, and $15 million for 2008, 2007, and 2006. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to all of our outstanding 4.75% Convertible Subordinated Notes due 2009 and 6.875% PEACS. In 2008, we called for redemption all of the remaining principal amount of $899 million of our outstanding 4.75% Convertible Subordinated Notes. Holders elected to convert $605 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 7.8 million shares of our common stock as a result. We redeemed the remaining $294 million of the called principal amount for cash. At December 31, 2008, the debt balance of our 4.75% Convertible Subordinated Notes was zero, and the debt balance of our 6.875% PEACS was $335 million.

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to $500 million of our common stock, pursuant to which we repurchased $252 million and $248 million of our common stock in 2006 and 2007, respectively. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock. We repurchased $100 million of our common stock in 2008 under the February 2008 Board authorization.

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

On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover was 12, 13, and 13 for 2008, 2007, and 2006. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

The following summarizes our principal contractual commitments as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal (1)	$59	$335	$41	$33	$—	$—	$468
Debt interest (1)	30	28	5	1	—	—	64
Capital leases, including interest	86	77	44	7	4	1	219
Operating leases	146	127	105	93	84	261	816
Other commitments (2)(3)	96	143	88	84	76	1,005	1,492
Purchase obligations (4)	497	—	—	—	—	—	497

Total commitments	$914	$710	$283	$218	$164	$1,267	$3,556

(1)	At December 31, 2008, the Euro to U.S. Dollar exchange rate was 1.3974. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $99 million as of December 31, 2008. The principal and interest commitments reflect the partial redemption of the 6.875% PEACS and full redemption of the 4.75% Convertible Subordinated Notes.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011, and also includes a $10 million termination fee related to our right to occupy up to an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies—Commitments.”
(3)	Excludes $166 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if at all. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Income Taxes.”
(4)	Consists primarily of inventory commitments.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2008 consisted of $308 million included in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	—	100	(3)	97

Balance at December 31, 2008	$138	$160	$10	$308

(1)	Represents collateral for certain debt related to our international operations.
(2)	At December 31, 2008, our market capitalization was $22.0 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18.0 billion and by an additional $6 million if our market capitalization is equal to or below $13.0 billion.

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

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources. Our period-over-period revenue growth was 26% in 2006, 39% in 2007 and 36% for the first three quarters of 2008. For Q4 2008, our quarterly revenue growth rate declined to 18%, driven primarily by decreased consumer demand following disruptions in the global financial markets and changes in foreign exchange rates (excluding the $320 million unfavorable impact from year-over-year changes in foreign exchange rates throughout the fourth quarter, net sales would have grown 24% compared with Q4 2007). See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 14—Quarterly Results (Unaudited).”

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net Sales:
North America	$10,228	$8,095	$5,869
International	8,938	6,740	4,842

Consolidated	$19,166	$14,835	$10,711

Year-over-year Percentage Growth:
North America	26%	38%	25%
International	33	39	28
Consolidated	29	39	26

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	26%	38%	24%
International	31	31	28
Consolidated	28	35	26

Net Sales Mix:
North America	53%	55%	55%
International	47	45	45

Consolidated	100%	100%	100%

Revenue increased 29%, 39%, and 26% in 2008, 2007, and 2006, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates positively affected net sales by $127 million, $399 million, and $24 million for 2008, 2007, and 2006. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 26%, 38%, and 25% in 2008, 2007, and 2006. The increase in revenue in each year primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.

The International revenue growth rate was 33%, 39%, and 28% in 2008, 2007, and 2006. The increase in revenue in each year reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings. Additionally, changes in currency exchange rates positively affected International net sales by $131 million, $390 million, and $18 million in 2008, 2007, and 2006.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Gross Profit:
North America	$2,495	$2,031	$1,525
International	1,775	1,322	931

Consolidated	$4,270	$3,353	$2,456

Gross Profit Growth Rate:
North America	23%	33%	20%
International	34	42	21
Consolidated	27	37	20

Gross Margin:
North America	24.4%	25.1%	26.0%
International	19.9	19.6	19.2
Consolidated	22.3	22.6	22.9

The increase in gross profit in absolute terms during 2008, compared to 2007 and 2006, corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by other sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 29%, 28%, and 28% of unit sales in 2008, 2007, and 2006. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in 2008 decreased by 69 basis points compared to 2007 resulting primarily from our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, partially offset by increases in other revenue and improvements in vendor pricing.

North America segment gross margins in 2007 decreased by 90 basis points compared to 2006 resulting primarily from our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

International segment gross margins in 2008 increased by 25 basis points compared to 2007 resulting primarily from increases in sales of products by other sellers and improvements in vendor pricing, partially offset by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

International segment gross margins in 2007 increased by 38 basis points compared to 2006 resulting primarily from increases in sales of products by other sellers, offset partially by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

Supplemental Information

Supplemental information about shipping results is as follows:

	December 31,
	2008	2007	2006
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$835	$740	$567
Outbound shipping costs	(1,465)	(1,174)	(884)

Net shipping cost	$(630)	$(434)	$(317)

Year-over-year Percentage Growth:
Shipping revenue	13%	31%	11%
Outbound shipping costs	25	33	18
Net shipping cost	45	37	32
Percent of Net Sales:
Shipping revenue	4.4%	5.0%	5.3%
Outbound shipping costs	(7.6)	(7.9)	(8.3)

Net shipping cost	(3.2)%	(2.9)%	(3.0)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net Sales:
North America
Media	$5,350	$4,630	$3,582
Electronics and other general merchandise	4,430	3,139	2,024
Other (1)	448	326	263

Total North America	$10,228	$8,095	$5,869

International
Media	$5,734	$4,612	$3,485
Electronics and other general merchandise	3,110	2,071	1,337
Other (1)	94	57	20

Total International	$8,938	$6,740	$4,842

Consolidated
Media	$11,084	$9,242	$7,067
Electronics and other general merchandise	7,540	5,210	3,361
Other (1)	542	383	283

Total consolidated	$19,166	$14,835	$10,711

Year-over-year Percentage Growth:
North America
Media	16%	29%	18%
Electronics and other general merchandise	41	55	40
Other	38	24	18
Total North America	26	38	25
International
Media	24%	32%	21%
Electronics and other general merchandise	50	55	51
Other	65	186	151
Total International	33	39	28
Consolidated
Media	20%	31%	19%
Electronics and other general merchandise	45	55	44
Other	42	35	23
Total consolidated	29	39	26
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	22%	25%	21%
Electronics and other general merchandise	49	45	49
Other	67	165	147
Total International	31	31	28
Consolidated
Media	19%	27%	19%
Electronics and other general merchandise	44	51	43
Other	42	34	23
Total consolidated	28	35	26
Consolidated Net Sales Mix:
Media	58%	62%	66%
Electronics and other general merchandise	39	35	31
Other	3	3	3

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as other seller sites, our co-branded credit card agreements, and miscellaneous marketing and promotional activities.

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$1,658	$(61)	$1,597	$1,292	$(39)	$1,253	$937	$(24)	$913
Marketing	482	(13)	469	344	(8)	336	263	(4)	259
Technology and content	1,033	(151)	882	818	(103)	715	662	(54)	608
General and administrative	279	(50)	229	235	(35)	200	195	(19)	176
Other operating expense (income), net	(24)	—	(24)	9	—	9	10	—	10

Total operating expenses	$3,428	$(275)	$3,153	$2,698	$(185)	$2,513	$2,067	$(101)	$1,966

Year-over-year Percentage Growth:
Fulfillment	28%		27%	38%		37%	26%		25%
Marketing	40		39	31		30	32		34
Technology and content	26		23	23		17	47		50
General and administrative	19		15	20		13	18		21
Percent of Net Sales:
Fulfillment	8.6%		8.3%	8.7%		8.4%	8.7%		8.5%
Marketing	2.5		2.4	2.3		2.3	2.5		2.4
Technology and content	5.4		4.6	5.5		4.8	6.2		5.7
General and administrative	1.5		1.2	1.6		1.3	1.8		1.6

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during 2008 in comparison with the prior years relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

We expanded our fulfillment capacity in 2008, 2007, and 2006 through gains in efficiencies and increases in leased warehouse space. This expansion was designed to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide fulfillment services. We periodically evaluate our facility requirements as necessary.

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

Marketing costs increased in absolute dollars in 2008 compared to 2007 and 2006, due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support our infrastructure web services. See “Overview” above for a discussion of how management views advances in technology and the importance of innovation. We expect spending in technology and content to increase over time as we continue to add employees to our staff and add technology infrastructure.

For the years ended 2008, 2007, and 2006, we capitalized $187 million, $129 million, and $123 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $143 million, $116 million, and $86 million for 2008, 2007, and 2006.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in spending in general and administrative in 2008 compared to 2007 and 2006 is primarily due to increases in payroll and related expenses, and professional service fees.

Stock-Based Compensation

SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock-based compensation was $275 million, $185 million, and $101 million during 2008, 2007, and 2006. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $(24) million, $9 million and $10 million during 2008, 2007 and 2006. The increase in other operating income in 2008 compared to the comparable prior year periods is primarily attributable to the $53 million non-cash gain recognized on the sale of our European DVD rental assets, partially offset by increased amortization of intangible assets. Other operating expense in 2007 and 2006 was primarily attributable to amortization of intangible assets.

Income from Operations

Income from operations was $842 million, $655 million, and $389 million during 2008, 2007, and 2006. The increase in each year is primarily a result of increased revenue and gross profit relative to operating expenses. Additionally, 2008 includes the $53 million non-cash gain on the sale of our European DVD rental assets included in “Other operating expense (income), net.”

Interest Expense and Income

The primary component of our net interest expense is the interest we incur on our long-term debt instruments, including our 4.75% Convertible Subordinated Notes, which were no longer outstanding at December 31, 2008, and our 6.875% PEACS, which had a principal balance of €240 million ($335 million based on the exchange rate) at December 31, 2008. Interest expense was $71 million, $77 million, and $78 million, in 2008, 2007, and 2006 with the decline primarily relating to principal reductions of $899 million in 2008 and $300 million in 2006.

Our total debt was $468 million and $1.3 billion at December 31, 2008 and 2007. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt.”

Our interest income was $83 million, $90 million, and $59 million during 2008, 2007, and 2006. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS (1)	$15	$(33)	$(37)
Foreign-currency gain on intercompany balances (2)	23	32	50
Other	9	(7)	(6)

Other income (expense), net	$47	$(8)	$7

(1)	Each period the remeasurement of our 6.875% PEACS from Euros to U.S. Dollars results in gains or losses recorded to “Other income (expense), net” on our consolidated statements of operations.
(2)	Represents the gains (losses) associated with the remeasurement of intercompany balances due to changes in foreign exchange rates. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Foreign Currency.”

Income Taxes

We recorded a provision for income taxes of $247 million, $184 million, and $187 million, in 2008, 2007, and 2006. The effective tax rate in 2008 and 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% U.S. federal statutory rate resulting from establishment of our European headquarters in Luxembourg, which we expected to benefit our effective tax rate over time. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

Our effective tax rate is subject to significant variation due to several factors, including from accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, we expect a majority of our net tax provision to be non-cash.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$19,039	$127	$19,166	$14,436	$399	$14,835	$10,687	$24	$10,711
Gross profit	4,240	30	4,270	3,274	79	3,353	2,455	1	2,456
Operating expenses	3,408	20	3,428	2,648	50	2,698	2,064	3	2,067
Income from operations	832	10	842	626	29	655	391	(2)	389
Net interest income (expense) and other (3)	17	42	59	5	—	5	(19)	7	(12)
Net income	609	36	645	456	20	476	188	2	190
Diluted earnings per share	$1.41	$0.08	$1.49	$1.07	$0.05	$1.12	$0.44	$0.01	$0.45

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign currency gains and losses on cross-currency investments, remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2008, 2007, and 2006 (in millions):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$1,697	$1,405	$702
Purchases of fixed assets, including internal-use software and website development	(333)	(224)	(216)

Free cash flow	$1,364	$1,181	$486

Net cash provided by (used in) investing activities	$(1,199)	$42	$(333)

Net cash provided by (used in) financing activities	$(198)	$50	$(400)

In addition, we provide operating expenses with and without stock-based compensation. We provide this information to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expense is consistent with our segment presentation in the footnotes to our consolidated financial statements.

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

Guidance

The Company provided guidance on January 29, 2009 in its earnings release furnished on Form 8-K as follows:

First Quarter 2009 Guidance

•	Net sales are expected to be between $4.525 billion and $4.925 billion, or to grow between 9% and 19% compared with first quarter 2008.

•

Operating income is expected to be between $125 million and $210 million, or between 37% decline and 6% growth compared with first quarter 2008. This guidance includes approximately $75 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2008 (in millions, except percentages):

	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value at December 31, 2008
Money market funds	$1,682	$—	$—	$—	$—	$—	$1,682	$1,682
Weighted average interest rate	0.78%	—	—	—	—	—	0.78%
Corporate debt securities	17	44	103	19	11	—	194	194
Weighted average interest rate	5.35%	5.06%	4.93%	5.23%	5.42%	—	5.06%
U.S. Government and Agency Securities	463	47	58	11	7	—	586	594
Weighted average interest rate	0.36%	2.09%	2.29%	3.61%	3.80%	—	0.79%
Asset backed securities	10	28	20	5	—	—	63	58
Weighted average interest rate	8.24%	9.32%	8.22%	6.32%	—	—	8.58%
Foreign government and agency securities	915	42	39	62	63	—	1,121	1,128
Weighted average interest rate	1.41%	3.58%	4.02%	3.71%	3.75%	—	1.84%
Other securities	2	10	—	9	—	—	21	23
Weighted average interest rate	3.17%	1.25%	—	2.30%	—	—	1.87%

	$3,089	$171	$220	$106	$81	$—	$3,667

Cash equivalents and marketable fixed-income securities								$3,679

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2007 (in millions, except percentages):

	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value at December 31, 2007
Money market funds	$1,558	$—	$—	$—	$—	$—	$1,558	$1,558
Weighted average interest rate	4.38%	—	—	—	—	—	4.38%
Corporate debt securities	7	17	29	53	21	—	127	128
Weighted average interest rate	5.09%	4.64%	4.77%	4.58%	4.86%	—	4.71%
U.S. Government and Agency Securities	122	57	56	40	50	—	325	331
Weighted average interest rate	4.26%	3.27%	3.66%	3.73%	3.49%	—	3.80%
Asset backed securities	11	35	30	28	1	1	106	106
Weighted average interest rate	5.15%	4.78%	4.74%	4.99%	4.62%	4.65%	4.86%
Foreign government and agency securities	274	31	18	26	9	—	358	357
Weighted average interest rate	4.28%	3.49%	3.71%	3.89%	3.83%	—	4.15%
Other securities	—	4	—	—	—	—	4	4
Weighted average interest rate	—	4.53%	—	—	—	—	4.53%

	$1,972	$144	$133	$147	$81	$1	$2,478

Cash equivalents and marketable fixed-income securities								$2,484

At December 31, 2008, we had debt of $468 million primarily associated with our 6.875% PEACS, which is due in 2010. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

There was no amount of the 4.75% Convertible Subordinated Notes outstanding at December 31, 2008. Based upon quoted market prices, the fair value of the 4.75% Convertible Subordinated Notes was $1.1 billion at December 31, 2007 (outstanding principal of $899 million). The fair value of the 6.875% PEACS was $332 million at December 31, 2008, and $358 million at December 31, 2007 (outstanding principal of €240 million).

Foreign Exchange Risk

During 2008, net sales from our International segment accounted for 47% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2008, International segment revenues increased $131 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2008 of $1.7 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $85 million,

$170 million, and $335 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the net intercompany balances at December 31, 2008 of $150 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $5 million, $15 million, and $30 million, recorded to “Other income (expense), net.”

We have foreign exchange risk related to our 6.875% PEACS, which have an outstanding principal balance at December 31, 2008 of €240 million ($335 million, based on the exchange rate as of December 31, 2008). Due to fluctuations in the Euro/U.S. Dollar exchange ratio, which we cannot predict, our remaining principal debt obligation under the 6.875% PEACS since issuance in February 2000 has increased by $99 million as of December 31, 2008. Based on the outstanding 6.875% PEACS principal balance, an assumed 5%, 10%, and 20% weakening of the U.S. Dollar in relation to the Euro would result in additional losses of approximately $17 million, $35 million, and $65 million, recorded to “Other expense (income), net.” Additionally, we have not hedged our interest payments under our 6.875% PEACS to protect against exchange rate fluctuations. Assuming the U.S. Dollar weakens against the Euro by 5%, 10%, and 20%, we would incur $1 million, $2 million, and $5 million additional annual interest expense due solely to fluctuations in foreign exchange rates.

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2008, our recorded basis in equity investments was $90 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.    Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, effective January 1, 2007, and FASB No. 157 Fair Value Measurements, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 29, 2009

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,539	$1,022	$1,013
OPERATING ACTIVITIES:
Net income	645	476	190
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	287	246	205
Stock-based compensation	275	185	101
Other operating expense (income), net	(24)	9	10
Losses (gains) on sales of marketable securities, net	(2)	1	(2)
Other expense (income), net	(34)	12	(6)
Deferred income taxes	(5)	(99)	22
Excess tax benefits from stock-based compensation	(159)	(257)	(102)
Changes in operating assets and liabilities:
Inventories	(232)	(303)	(282)
Accounts receivable, net and other	(218)	(255)	(103)
Accounts payable	812	928	402
Accrued expenses and other	247	429	241
Additions to unearned revenue	449	244	206
Amortization of previously unearned revenue	(344)	(211)	(180)

Net cash provided by operating activities	1,697	1,405	702
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(333)	(224)	(216)
Acquisitions, net of cash acquired, and other	(494)	(75)	(32)
Sales and maturities of marketable securities and other investments	1,305	1,271	1,845
Purchases of marketable securities and other investments	(1,677)	(930)	(1,930)

Net cash provided by (used in) investing activities	(1,199)	42	(333)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	11	91	35
Excess tax benefits from stock-based compensation	159	257	102
Common stock repurchased	(100)	(248)	(252)
Proceeds from long-term debt and other	87	24	98
Repayments of long-term debt and capital lease obligations	(355)	(74)	(383)

Net cash provided by (used in) financing activities	(198)	50	(400)
Foreign-currency effect on cash and cash equivalents	(70)	20	40

Net increase in cash and cash equivalents	230	1,517	9

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,769	$2,539	$1,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$64	$67	$86
Cash paid for income taxes	53	24	15
Fixed assets acquired under capital leases and other financing arrangements	148	74	69
Fixed assets acquired under build-to-suit leases	72	15	—
Conversion of debt	605	1	—

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$19,166	$14,835	$10,711
Cost of sales	14,896	11,482	8,255

Gross profit	4,270	3,353	2,456
Operating expenses (1):
Fulfillment	1,658	1,292	937
Marketing	482	344	263
Technology and content	1,033	818	662
General and administrative	279	235	195
Other operating expense (income), net	(24)	9	10

Total operating expenses	3,428	2,698	2,067

Income from operations	842	655	389
Interest income	83	90	59
Interest expense	(71)	(77)	(78)
Other income (expense), net	47	(8)	7

Total non-operating income (expense)	59	5	(12)

Income before income taxes	901	660	377
Provision for income taxes	(247)	(184)	(187)
Equity-method investment activity, net of tax	(9)	—	—

Net income	$645	$476	$190

Basic earnings per share	$1.52	$1.15	$0.46

Diluted earnings per share	$1.49	$1.12	$0.45

Weighted average shares used in computation of earnings per share:
Basic	423	413	416

Diluted	432	424	424

(1) Includes stock-based compensation as follows:

Fulfillment	$61	$39	$24
Marketing	13	8	4
Technology and content	151	103	54
General and administrative	50	35	19

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2008	2007
A S S E T S
Current assets:
Cash and cash equivalents	$2,769	$2,539
Marketable securities	958	573
Inventories	1,399	1,200
Accounts receivable, net and other	827	705
Deferred tax assets	204	147

Total current assets	6,157	5,164
Fixed assets, net	854	543
Deferred tax assets	145	260
Goodwill	438	222
Other assets	720	296

Total assets	$8,314	$6,485

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$3,594	$2,795
Accrued expenses and other	1,093	902
Current portion of long-term debt	59	17

Total current liabilities	4,746	3,714
Long-term debt	409	1,282
Other long-term liabilities	487	292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—500
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000
Issued shares—445 and 431
Outstanding shares—428 and 416	4	4
Treasury stock, at cost	(600)	(500)
Additional paid-in capital	4,121	3,063
Accumulated other comprehensive income (loss)	(123)	5
Accumulated deficit	(730)	(1,375)

Total stockholders’ equity	2,672	1,197

Total liabilities and stockholders’ equity	$8,314	$6,485

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	416	4	$—	$2,263	$6	$(2,027)	$246
Net income	—	—	—	—	—	190	190
Foreign currency translation losses, net of tax	—	—	—	—	(13)	—	(13)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	2	—	2

Comprehensive income							183

Exercise of common stock options	6	—	—	35	—	—	35
Repurchase of common stock	(8)	—	(252)	—	—	—	(252)
Excess tax benefits from stock-based compensation	—	—	—	102	—	—	102
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	117	—	—	117

Balance at December 31, 2006	414	4	(252)	2,517	(1)	(1,837)	431
Net income	—	—	—	—	—	476	476
Foreign currency translation losses, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	8	—	8
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							482

Change in accounting principle	—	—	—	2	—	(14)	(12)
Unrecognized excess tax benefits from stock-based compensation	—	—	—	4	—	—	4
Exercise of common stock options and conversion of debt	8	—	—	92	—	—	92
Repurchase of common stock	(6)	—	(248)	—	—	—	(248)
Excess tax benefits from stock-based compensation	—	—	—	257	—	—	257
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	191	—	—	191

Balance at December 31, 2007	416	4	(500)	3,063	5	(1,375)	1,197
Net income	—	—	—	—	—	645	645
Foreign currency translation losses, net of tax	—	—	—	—	(127)	—	(127)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive income							517

Unrecognized excess tax benefits from stock-based compensation	—	—	—	(8)	—	—	(8)
Exercise of common stock options and conversion of debt	14	—	—	624	—	—	624
Repurchase of common stock	(2)	—	(100)		—	—	(100)
Excess tax benefits from stock-based compensation	—	—	—	154	—	—	154
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	288	—	—	288

Balance at December 31, 2008	428	4	$(600)	$4,121	$(123)	$(730)	$2,672

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and we offer Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumer customers, seller customers and developer customers. We serve our consumer customers through our retail websites and focus on selection, price, and convenience. We offer programs that enable seller customers to sell their products on our websites and their own branded websites and to fulfill orders through us. We serve developer customers through Amazon Web Services, which provides access to technology infrastructure that developers can use to enable virtually any type of business. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

We have organized our operations into two principal segments: North America and International. See “Note 13—Segment Information.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities (relating primarily to www.amazon.cn) in which we have a variable interest. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

Our convertible debt instrument is excluded from the calculation of diluted earnings per share as its effect under the if-converted method is anti-dilutive. See “Note 5—Long-Term Debt.”

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2008	2007	2006
Shares used in computation of basic earnings per share	423	413	416
Total dilutive effect of outstanding stock awards (1)	9	11	8

Shares used in computation of diluted earnings per share	432	424	424

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Calculated using the treasury stock method that assumes proceeds available to reduce the dilutive effect of outstanding stock awards, which include the exercise price of stock options, the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Cash and Cash Equivalents

We classify all highly liquid instruments, including money market funds that comply with Rule 2a-7 of the Investment Company Act of 1940, with an original maturity of three months or less at the time of purchase as cash equivalents.

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

We provide fulfillment-related services in connection with certain of our sellers’ programs. In those arrangements, as well as all other product sales by other sellers, the seller maintains ownership of the related products. As such, these amounts are not included in our consolidated balance sheets.

Accounts Receivable, Net, and Other

Included in “Accounts receivable, net, and other” on our consolidated balance sheets are amounts primarily related to vendor receivables and customer receivables. At December 31, 2008 and 2007, vendor receivables, net, were $400 million and $280 million, and customer receivables, net, were $311 million and $296 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $81 million and $64 million at December 31, 2008 and 2007.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. For the years ended 2008, 2007, and 2006, we capitalized $187 million (including $27 million of stock-based compensation), $129 million (including $21 million of stock-based compensation), and $123 million (including $16 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $143 million, $116 million, and $86 million for 2008, 2007, and 2006.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases and Asset Retirement Obligations

We account for our lease agreements pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We account for build-to-suit lease arrangements in accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, to the extent we are involved in the construction of structural improvements prior to commencement of a lease.

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

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment in 2008 or 2007. There were no events or circumstances from the date of our assessment through December 31, 2008 that would impact this conclusion.

See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; acquired intangible assets, net of amortization; deferred costs; certain equity investments; and intellectual property rights.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, are classified on our consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses along with amortization of the related intangible assets, if any, as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

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

We generally invest our excess cash in investment grade short to intermediate term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets, are classified as available-for-sale, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).” The weighted average method is used to determine the cost of Euro-denominated securities sold, and the specific identification method is used to determine the cost of all other securities.

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices; recent financial results and operating trends; other publicly available information; implied values from any recent transactions or offers of investee securities; or other conditions that may affect the value of our investments.

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

Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2008 or 2007.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2008 and 2007 were liabilities of $270 million and $230 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $191 million and $91 million at December 31, 2008 and 2007. Non-current unearned revenue was $46 million and $19 million at December 31, 2008 and 2007.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries, totaling $328 million at December 31, 2008, since we intend to invest such undistributed earnings indefinitely outside of the U.S. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2008, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $349 million, which includes $165 million relating to net operating loss carryforwards that were primarily attributed to stock-based compensation. The majority of our net operating loss carryforwards begin to expire in 2021 and thereafter.

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

Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to our tax contingencies in income tax expense. Implementation of FIN 48 was not material.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commissions and per-unit fees received from sellers and similar amounts earned through other seller sites are recognized when the item is sold by seller and our collectability is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $835 million, $740 million, and $567 million for 2008, 2007, and 2006. Outbound shipping-related costs are included in “Cost of sales” and totaled $1.5 billion, $1.2 billion, and $884 million for 2008, 2007, and 2006. The net cost to us of shipping activities was $630 million, $434 million, and $317 million for 2008, 2007 and 2006.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations. Certain of our fulfillment-related costs that are incurred on behalf of other businesses are classified as cost of sales rather than fulfillment.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $420 million, $306 million, and $226 million, in 2008, 2007, and 2006. Prepaid advertising costs were not significant at December 31, 2008 and 2007.

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

Stock-Based Compensation

SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

We have the following internationally-focused websites: www.amazon.co.uk, www.amazon.de, www.amazon.fr, www.amazon.co.jp, www.amazon.ca, and www.amazon.cn. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. Additionally, the functional currency of our subsidiaries that either operate or support these international websites is the same as the local currency of the United Kingdom, Germany, France, Japan, Canada, and China. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. See “Note 11—Other Income (Expense), Net.”

Gains and losses arising from intercompany foreign currency transactions are included in net income. In connection with the remeasurement of intercompany balances, we recorded gains of $23 million, $32 million and $50 million in 2008, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See “Note 2—Cash, Cash Equivalents, and Marketable Securities” for further discussion. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities beginning Q1 2009. We do not expect the adoption of SFAS No. 157, as amended by FSP 157-2, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our consolidated financial statements.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 31, 2008 and 2007 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents and marketable securities (in millions):

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Estimated Fair Value
Cash	$355	$—	$—	$355
Money market funds	1,682	—	—	1,682
Foreign government and agency securities	1,120	8	—	1,128
Corporate debt securities (2)	194	2	(2)	194
U.S. government and agency securities	589	5	—	594
Asset-backed securities	62	—	(4)	58
Other fixed income securities	23	—	—	23
Equity securities	2	—	(1)	1

	$4,027	$15	$(7)	$4,035

Less: Long-term marketable securities (3)				(308)

Total cash, cash equivalents, and marketable securities				$3,727

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Estimated Fair Value
Cash	$813	$—	$—	$813
Money market funds	1,558	—	—	1,558
Foreign government and agency securities	358	—	(1)	357
Corporate debt securities (2)	128	1	(1)	128
U.S. government and agency securities	326	5	—	331
Asset-backed securities	106	1	(1)	106
Other fixed income securities	4	—	—	4
Equity securities	5	7	—	12

	$3,298	$14	$(3)	$3,309

Less: Long-term marketable securities (3)				(197)

Total cash, cash equivalents, and marketable securities				$3,112

(1)	As of December 31, 2008, the cost and fair value of investments with loss positions was $761 million and $753 million. As of December 31, 2007, the cost and fair value of investments with loss positions was $550 million and $547 million. We evaluated the nature of these investments, credit worthiness of the issuer, and the duration of these impairments to determine if an other-than-temporary decline in fair value has occurred and concluded that these losses were temporary. Investments that have continuously been in loss positions for more than twelve months have gross unrealized losses of $2 million and $2 million as of December 31, 2008 and 2007.
(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
(3)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 7—Commitments and Contingencies.”

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2008 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,089	$3,090
Due after one year through five years	578	589

	$3,667	$3,679

Gross gains of $9 million, $2 million, and $18 million and gross losses of $7 million, $3 million and $16 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for 2008, 2007, and 2006. Realized gains and losses are included in “Other income (expense), net” on our consolidated statements of operations.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$355	$—	$—	$—	$355
Money market funds	—	1,682	—	—	1,682
Foreign government and agency securities	—	—	1,128	—	1,128
Corporate debt securities	—	—	194	—	194
U.S. government and agency securities	—	—	594	—	594
Asset-backed securities	—	—	58	—	58
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$355	$1,683	$1,997	$—	$4,035

	December 31, 2007
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$813	$—	$—	$—	$813
Money market funds	—	1,558	—	—	1,558
Foreign government and agency securities	—	—	357	—	357
Corporate debt securities	—	—	128	—	128
U.S. government and agency securities	—	—	331	—	331
Asset-backed securities	—	—	106	—	106
Other fixed income securities	—	—	4	—	4
Equity securities	—	12	—	—	12

	$813	$1,570	$926	$—	$3,309

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2008	2007
Gross Fixed Assets:
Fulfillment and customer service	$564	$464
Technology infrastructure	348	196
Internal-use software, content, and website development	331	285
Construction in progress (1)	87	15
Other corporate assets	79	63

Gross fixed assets	1,409	1,023

Accumulated Depreciation :
Fulfillment and customer service	254	216
Technology infrastructure	82	74
Internal-use software, content, and website development	159	146
Other corporate assets	60	44

Total accumulated depreciation	555	480

Total fixed assets, net	$854	$543

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements, including our Seattle, Washington corporate office space subject to leases scheduled to begin in 2010 and 2011. See “Note 6—Other Long-Term Liabilities” and “Note 7—Commitments and Contingencies” for further discussion.

Depreciation expense on fixed assets was $311 million, $258 million, and $200 million, which includes amortization of fixed assets acquired under capital lease obligations of $50 million, $40 million, and $26 million for 2008, 2007, and 2006. Gross assets remaining under capital leases were $304 million and $150 million at December 31, 2008 and 2007. Accumulated depreciation associated with capital leases was $116 million and $64 million at December 31, 2008 and 2007.

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

In 2008, we acquired certain companies for an aggregate purchase price of $432 million. For each acquisition, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on estimated fair values on the acquisition date. The excess of purchase price over the fair value of the net assets acquired is classified as “Goodwill” on our consolidated balance sheets.

The following summarizes the allocation of the purchase price for companies acquired in 2008 (in millions):

Goodwill	$210
Internal-use software	31
Other assets, net	104
Deferred tax liabilities net	(75)
Intangible assets (1):
Marketing-related	12
Contract-based	60
Technology and content	2
Customer-related	88

$432

(1)	Acquired intangible assets have estimated useful lives of between 2 and 13 years.

We acquired certain companies during 2007 for an aggregate purchase price of $33 million, resulting in goodwill of $21 million and acquired intangible assets of $18 million. We also made principal payments of $13 million on acquired debt in connection with one of these acquisitions.

We acquired certain companies during 2006 for an aggregate purchase price of $50 million, resulting in goodwill of $33 million and acquired intangible assets of $17 million.

The results of operations of each of the businesses acquired in 2008, 2007, and 2006 have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2008, 2007, and 2006 was not significant.

At December 31, 2008 and December 31, 2007, approximately 22% and 36% of our acquired goodwill related to our International segment.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following:

	December 31,
	2008			2007
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
	(in millions)
Marketing-related	$23	$(4)	$19	$16	$(5)	$11
Contract-based	62	(8)	54	5	(4)	1
Technology and content	10	(5)	5	21	(13)	8
Customer-related	97	(15)	82	13	(6)	7

Acquired intangibles	$192	$(32)	$160	$55	$(28)	$27

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

Amortization expense for acquired intangibles was $29 million, $13 million, and $10 million in 2008, 2007, and 2006. Expected future amortization expense of acquired intangible assets as of December 31, 2008 is as follows (in millions):

Year Ended December 31,
2009	$35
2010	33
2011	25
2012	18
2013	18
Thereafter	31

$160

The weighted-average amortization period is 6.5 years based on useful life assumptions between 2 and 13 years.

Note 5—LONG-TERM DEBT

Our long-term debt is summarized as follows:

	December 31,
	2008	2007
	(in millions)
6.875% PEACS due February 2010	$335	$350
4.75% Convertible Subordinated Notes	—	899
Other long-term debt	133	50

	468	1,299
Less current portion of long-term debt	(59)	(17)

	$409	$1,282

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Repurchase Authorization

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, pursuant to which we may from time to time repurchase (through open market repurchases or private transactions), redeem, or otherwise retire up to an aggregate of all of our outstanding 6.875% PEACS and 4.75% Convertible Subordinated Notes. In 2008, we called for redemption the remaining principal of our 4.75% Convertible Subordinated Notes. See “4.75% Convertible Subordinated Notes.”

6.875% PEACS

In February 2000, we completed an offering of €690 million of our 6.875% PEACS. The 6.875% PEACS are convertible, at the holder’s option, into our common stock at a conversion price of €84.883 per share ($118.62, based on the exchange rates as of December 31, 2008). Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $99 million as of December 31, 2008. Total common stock issuable, as of December 31, 2008, upon conversion of our outstanding 6.875% PEACS was 2.8 million shares, which is excluded from our calculation of earnings per share as its effect is currently anti-dilutive. The U.S. Dollar equivalent principal, interest, and conversion price fluctuate based on the Euro/U.S. Dollar exchange ratio. Interest on the 6.875% PEACS is payable annually in arrears in February of each year. The 6.875% PEACS are unsecured and are subordinated to any existing and future senior indebtedness. We have the right to redeem the 6.875% PEACS, in whole or in part, by paying the principal, plus any accrued and unpaid interest. No premium payment is required for early redemption.

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

The indenture governing the 6.875% PEACS contains certain affirmative covenants for us, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants through December 31, 2008.

In 2006, we redeemed principal amounts of €250 million ($300 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) of our outstanding 6.875% PEACS. As a result of these redemptions, in 2006 we recorded a charge classified in “Other expense (income), net,” of approximately $6 million related to the redemption, consisting of $3 million in unamortized deferred issuance charges and $3 million relating to unrealized losses on our terminated currency swap that previously hedged a portion of our 6.875% PEACS.

Based upon quoted market prices, the fair value of the 6.875% PEACS was $332 million and $358 million (outstanding principal of €240 million) as of December 31, 2008 and 2007. Such amounts are determined based on quoted prices in active markets for similar instruments (Level 2 as defined under SFAS No. 157). See “Note 1—Description of Business and Accounting Policies” for further discussion.

4.75% Convertible Subordinated Notes

In February 1999, we completed an offering of $1.25 billion of 4.75% Convertible Subordinated Notes. The 4.75% Convertible Subordinated Notes were convertible into our common stock at the holders’ option at a conversion price of $78.0275 per share.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, we called for redemption of the remaining principal amount of $899 million of our outstanding 4.75% Convertible Subordinated Notes. Holders elected to convert $605 million in principal amount of the 4.75% Convertible Subordinated Notes, and we issued 7.8 million shares of our common stock as a result; we redeemed the remaining $294 million of the called principal amount for cash.

Note 6—OTHER LONG-TERM LIABILITIES

Our other long-term liabilities are summarized as follows:

	December 31,
	2008	2007
	(in millions)
Tax contingencies	$144	$98
Long-term capital lease obligations	124	62
Construction liabilities	87	15
Other	132	117

	$487	$292

Tax Contingencies

As of December 31, 2008 and 2007, we have provided tax reserves for tax contingencies of approximately $144 million and $98 million for U.S. and foreign income taxes, which primarily relate to restructuring of certain foreign operations and intercompany pricing between our subsidiaries. See “Note 12—Income Taxes” for discussion of tax contingencies.

Capital Leases

Certain of our equipment fixed assets, primarily related to technology, have been acquired under capital leases. Long-term capital lease obligations were as follows:

December 31, 2008
(in millions)
Gross capital lease obligations	$219
Less imputed interest	(23)

Present value of net minimum lease payments	196
Less current portion	(72)

Total long-term capital lease obligations	$124

Construction Liabilities

We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements, including our Seattle, Washington corporate office space subject to leases scheduled to begin in 2010 and 2011.

In accordance with EITF No. 97-10, for build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period under U.S. GAAP.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $158 million, $141 million, and $132 million for 2008, 2007, and 2006.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five year periods. At December 31, 2008, under the agreements we committed to occupy approximately 1,360,000 square feet of office space. In addition, we have the right to occupy up to an additional approximately 330,000 square feet subject to a termination fee, estimated to be up to approximately $10 million, if we elect not to occupy the additional space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2008:

	Year Ended December 31,					Thereafter	Total
	2009	2010	2011	2012	2013
	(in millions)
Operating and capital commitments:
Debt principal (1)	$59	$335	$41	$33	$—	$—	$468
Debt interest (1)	30	28	5	1	—	—	64
Capital leases, including interest	86	77	44	7	4	1	219
Operating leases	146	127	105	93	84	261	816
Other commitments (2)(3)	96	143	88	84	76	1,005	1,492

Total commitments	$417	$710	$283	$218	$164	$1,267	$3,059

(1)	Under our 6.875% PEACS, the principal payment due in 2010 and the annual interest payments fluctuate based on the Euro/U.S. Dollar exchange ratio. At December 31, 2008, the Euro to U.S. Dollar exchange rate was 1.3974. Due to changes in the Euro/U.S. Dollar exchange ratio, our remaining principal debt obligation under this instrument since issuance in February 2000 has increased by $99 million as of December 31, 2008. The principal and interest commitments at December 31, 2008 reflect the partial redemption of the 6.875% PEACS and full redemption of the 4.75% Convertible Subordinated Notes.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,360,000 square feet of corporate office space being developed in Seattle, Washington and also includes the $10 million termination fee related to our right to occupy up to an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(3)	Excludes $166 million of such tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if at all. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Income Taxes.”

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at December 31, 2008 consisted of $308 million included in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2007	$138	$60	$13	$211
Net change in collateral pledged	—	100	(3)	97

Balance at December 31, 2008	$138	$160	$10	$308

(1)	Represents collateral for certain debt related to our international operations.
(2)	At December 31, 2007, our market capitalization was $22.0 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18.0 billion and by an additional $6 million if our market capitalization is equal to or below $13.0 billion.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2008, Quito Enterprises, LLC filed a complaint against us for patent infringement in the United States District Court for the Southern District of Florida. The complaint alleges that our website technology infringes a patent obtained by Quito purporting to cover a “Personal Feedback Browser for Obtaining Media Files” (U.S. Patent No. 5,890,152) and seeks injunctive relief and monetary damages. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In January 2009, we learned that the United States Postal Service, including the Postal Service Office of Inspector General, is investigating our compliance with Postal Service rules, and we are cooperating.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 12—Income Taxes.”

Inventory Suppliers

During 2008, no vendor accounted for 10% or more of our inventory purchases. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 8—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Stock Conversion Activity

Holders of our 4.75% Convertible Subordinated Notes elected to convert a total of $605 million in outstanding principal amount under called redemptions during 2008, and we issued 7.8 million shares of common stock as a result of such elections.

Stock Repurchase Activity

We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008. We repurchased 6.3 million shares of common stock for $248 million in 2007, and 8.2 million shares of common stock for $252 million in 2006, under the $500 million repurchase program authorized by our Board of Directors in August 2006.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Award Plans

Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years. Outstanding stock options generally have a term of 10 years from the date of grant. Stock options outstanding have a weighted average exercise life of 3 years, with a weighted average exercise price of $25.44.

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 7.3 million, 7.6 million, 9.1 million shares of common stock during 2008, 2007, and 2006 with a per share weighted average fair value of $72.21, $47.04, and $36.48.

Common shares underlying outstanding stock awards were as follows:

	Year Ended December 31,
	2008	2007
	(in millions)
Restricted stock units	16.7	16.3
Stock options	1.2	1.9

Total outstanding stock awards	17.9	18.2

Common shares outstanding (which includes restricted stock), plus shares underlying outstanding stock options and restricted stock units totaled 446 million, 435 million, and 436 million at December 31, 2008, 2007 and 2006. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards and in-the-money and out-of-the-money stock options. Common shares outstanding increased in 2008 due to vesting of restricted stock units, exercises of stock options, and matching contributions under our 401(k) savings plan, offset by repurchases of our common stock.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at January 1, 2006	9.9
Units granted	9.1
Units vested	(1.7)
Units cancelled	(2.8)

Outstanding at December 31, 2006	14.5
Units granted	7.6
Units vested	(3.3)
Units cancelled	(2.5)

Outstanding at December 31, 2007	16.3
Units granted	7.3
Units vested	(5.5)
Units cancelled	(1.4)

Outstanding at December 31, 2008	16.7

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled vesting for outstanding restricted stock units at December 31, 2008 is as follows (in millions):

	Year Ended December 31,					Thereafter	Total
	2009	2010	2011	2012	2013
Scheduled vesting—restricted stock units	6.0	5.3	2.9	1.6	0.6	0.3	16.7

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in both 2008 and 2007. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

As of December 31, 2008, there was $357 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

During 2008 and 2007, the fair value of restricted stock units vested was $362 million and $224 million.

Common Stock Available for Future Issuance

At December 31, 2008, common stock available for future issuance is as follows (in millions):

December 31, 2008
Stock awards	138.5
Shares issuable upon conversion of 6.875% PEACS	2.8

Total common stock reserved for future issuance	141.3

Note 9—OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Net income	$645	$476	$190
Net change in unrealized gains/losses on available-for-sale securities	(1)	8	4
Foreign currency translation adjustment, net of tax	(127)	(3)	(13)
Amortization of net unrealized losses on terminated Euro Currency Swap, net of tax	—	1	2

Other comprehensive income (loss)	(128)	6	(7)

Comprehensive income	$517	$482	$183

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated balances within other comprehensive income (loss) were as follows:

	December 31,
	2008	2007
	(in millions)
Net unrealized losses on foreign currency translation, net of tax	$(128)	$(1)
Net unrealized gains on available-for-sale securities, net of tax	6	7
Net unrealized losses on terminated Euro Currency Swap, net of tax	(1)	(1)

Total accumulated other comprehensive income (loss)	$(123)	$5

Note 10—OTHER OPERATING EXPENSE (INCOME), NET

Other operating expense (income), net, was $(24) million, $9 million and $10 million in 2008, 2007 and 2006. The increase in other operating income in 2008 compared to the comparable prior years is primarily attributable to the $53 million non-cash gain recognized on the sale in 2008 of our European DVD rental assets, partially offset by increased amortization of intangible assets. Other operating expense in 2007 and 2006 was primarily attributable to amortization of intangible assets.

Note 11—OTHER INCOME (EXPENSE), NET

Other income (expense), net, was $47 million, $(8) million, and $7 million in 2008, 2007 and 2006, and consisted primarily of gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and other miscellaneous losses.

Foreign currency transaction gains and losses primarily relate to remeasurement of our 6.875% PEACS and remeasurement of intercompany balances.

Note 12—INCOME TAXES

In 2008, 2007 and 2006 we recorded net tax provisions of $247 million, $184 million, and $187 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $53 million, $24 million, and $15 million for 2008, 2007, and 2006.

The components of the provision for income taxes, net were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Current taxes:
U.S. and state	$227	$275	$162
International	25	8	3

Current taxes	252	283	165
Deferred taxes	(5)	(99)	22

Provision for income taxes, net	$247	$184	$187

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
U.S.	$436	$360	$396
International (1)	465	300	(19)

Income before income taxes	$901	$660	$377

(1)	Included in 2008 is the impact of the $53 million non-cash gain associated with the sale of our European DVD rental assets. This gain will be taxed at rates substantially below the 35% U.S. federal statutory rate.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of international operations and restructuring	(13.8)	(11.7)	15.9
State taxes, net of federal benefits	2.8	2.1	1.6
Tax credits	(2.2)	(1.1)	(2.8)
Nondeductible stock-based compensation	1.7	1.4	1.4
Valuation allowance	2.6	(1.2)	(2.6)
Other, net	1.3	3.4	1.1

Total	27.4%	27.9%	49.6%

The effective tax rate in 2008 and 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. The effective tax rate in 2006 was higher than the 35% U.S. federal statutory rate resulting from establishment of our European headquarters in Luxembourg. Associated with the establishment of our European headquarters, we transferred certain of our operating assets in 2005 and 2006 from the U.S. to international locations. These transfers resulted in taxable income and exposure to additional taxable income assertions by taxing jurisdictions.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred tax assets:
Net operating losses—stock-based compensation (1)	$120	$120
Net operating losses—other	31	28
Net operating losses—obtained through acquisitions (2)	14	—
Assets held for investment	152	167
Revenue items	53	58
Expense items, including stock-based compensation	253	210
Net tax credits (3)	2	2
Deferred tax assets under FIN 48	28	22

Total gross deferred tax assets	653	607
Less valuation allowance (4)	(199)	(195)

Deferred tax assets, net of valuation allowance	454	412
Deferred tax liabilities:
Basis difference in intangible assets	(80)	—
Expense items	(13)	(24)
Deferred tax liabilities under FIN 48	(12)	(3)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$349	$385

(1)	Presented net of fully reserved net operating loss carryforward deferred tax assets of $80 million and $219 million at December 31, 2008 and 2007. The total gross deferred tax assets relating to our excess stock-based compensation net operating loss carryforwards at December 31, 2008 and 2007 were $200 million and $339 million (relating to approximately $797 million and $1.1 billion of our net operating loss carryforwards). We have not fully utilized our net operating loss carryforwards generated in the years 2001 and 2003, so that the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years. The majority of our net operating loss carryforwards begin to expire in 2021 and thereafter.
(2)	The utilization of some of these net operating loss carryforwards is subject to an annual limitation under applicable provisions of the Internal Revenue Code.
(3)	Presented net of fully reserved deferred tax assets associated with tax credits of $125 million and $95 million at December 31, 2008 and 2007. Total tax credits available to be claimed in future years are approximately $167 million and $129 million as of December 31, 2008 and 2007.
(4)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain taxing jurisdictions.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

The reconciliation of our tax contingencies is as follows (in millions):

Gross tax contingencies—January 1, 2008	$112
Gross increases to tax positions in prior periods	39
Gross decreases to tax positions in prior periods	(4)
Gross increases to current period tax positions	22
Audit settlements paid during 2008	(3)

Gross tax contingencies—December 31, 2008 (1)	$166

(1)	As of December 31, 2008, we had $166 million of tax contingencies of which $165 million, if fully recognized, would affect our effective tax rate and increase additional paid-in capital by $1 million to reflect the tax benefits of excess stock-based compensation deductions.

The increase to current period tax positions results primarily from acquisition-related activity and new regulations we implemented during Q4 2008, and we do not expect such tax positions to increase significantly in the future. Due to the nature of our business operations we expect the total amount of gross unrecognized tax benefits for prior period tax positions will grow in comparable amounts to our current year increase. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next 12 months.

Our policy is to include interest and penalties related to our tax contingencies in income tax expense. As of December 31, 2008, we had accrued interest and penalties related to tax contingencies of $14 million, net of related income tax benefits, on our balance sheet. Interest and penalties recognized for the year ended December 31, 2008 was $5 million, net of related income tax benefits.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2004 through 2008, France for 2005 through 2008, Germany for 2003 through 2008, Luxembourg for 2003 through 2008, and the United Kingdom for 2003 through 2008. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $119 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2008.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites such as www.amazon.com and www.amazon.ca. This segment includes export sales from www.amazon.com and www.amazon.ca.

International

The International segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally focused websites such as www.amazon.co.uk, www.amazon.de, www.amazon.co.jp, www.amazon.fr, and www.amazon.cn. This segment includes export sales from these internationally based sites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from www.amazon.com and www.amazon.ca.

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
North America
Net sales	$10,228	$8,095	$5,869
Cost of sales	7,733	6,064	4,344

Gross profit	2,495	2,031	1,525
Direct segment operating expenses	2,050	1,631	1,295

Segment operating income	$445	$400	$230

International
Net sales	$8,938	$6,740	$4,842
Cost of sales	7,163	5,418	3,911

Gross profit	1,775	1,322	931
Direct segment operating expenses	1,127	873	661

Segment operating income	$648	$449	$270

Consolidated
Net sales	$19,166	$14,835	$10,711
Cost of sales	14,896	11,482	8,255

Gross profit	4,270	3,353	2,456
Direct segment operating expenses	3,177	2,504	1,956

Segment operating income	1,093	849	500
Stock-based compensation	(275)	(185)	(101)
Other operating income (expense), net	24	(9)	(10)

Income from operations	842	655	389
Total non-operating income (expense), net	59	5	(12)
Provision for income taxes	(247)	(184)	(187)
Equity-method investment activity, net of tax	(9)	—	—

Net income	$645	$476	$190

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales shipped to customers outside of the U.S. represented approximately half of net sales for 2008, 2007, and 2006. Net sales from www.amazon.co.uk, www.amazon.de, and www.amazon.co.jp each represented 10% or more of consolidated net sales in 2008, 2007 and 2006.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2008	2007
North America	$5,266	$4,227
International	3,048	2,258

Consolidated	$8,314	$6,485

Fixed assets, net, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2008	2007
North America	$666	$404
International	188	139

Consolidated	$854	$543

Depreciation expense, by segment, was as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
North America	$262	$212	$166
International	49	46	34

Consolidated	$311	$258	$200

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2008 and 2007. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.

Unaudited quarterly results were as follows (in millions, except per share data):

	Year Ended December 31, 2008 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales (2)	$6,704	$4,264	$4,063	$4,135
Gross profit	1,348	999	967	956
Income before income taxes	302	182	208	207
Provision for income taxes	79	59	46	62
Net income	225	118	158	143
Basic earnings per share	$0.52	$0.28	$0.38	$0.34
Diluted earnings per share	$0.52	$0.27	$0.37	$0.34
Shares used in computation of earnings per share:
Basic	428	427	420	417
Diluted	436	436	430	426

	Year Ended December 31, 2007 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$5,673	$3,262	$2,886	$3,015
Gross profit	1,170	762	701	719
Income before income taxes	281	124	111	144
Provision for income taxes	74	44	33	33
Net income	207	80	78	111
Basic earnings per share	$0.50	$0.19	$0.19	$0.27
Diluted earnings per share	$0.48	$0.19	$0.19	$0.26
Shares used in computation of earnings per share:
Basic	416	414	412	412
Diluted	427	425	423	420

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.
(2)	Our year-over-year revenue growth was 39% in 2007 and 36% for the first three quarters of 2008. For Q4 2008, our quarterly revenue growth rates declined to 18%, driven primarily by decreased consumer demand following disruptions in the global financial markets and changes in foreign exchange rates (excluding the $320 million unfavorable impact from year-over-year changes in foreign exchange rates throughout the fourth quarter, net sales would have grown 24% compared with Q4 2007).

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Amazon.com, Inc. and our report dated January 29, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

January 29, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008

Consolidated Statements of Operations for each of the three years ended December 31, 2008

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2008

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2) Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2008).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.3	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.4†	Offer Letter of Employment to H. Brian Valentine, dated June 23, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.5†	Offer Letter of Employment to Marc A. Onetto, dated November 27, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.6†	Offer Letter of Employment to Sebastian J. Gunningham, dated January 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.7†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

Exhibit Number	Description

10.8†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.9†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 29, 2009.

AMAZON.COM, INC.

By:	/s/ JEFFREY P. BEZOS
Jeffrey P. Bezos
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2009.

Signature	Title

/s/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SHELLEY REYNOLDS Shelley Reynolds	Vice President. Worldwide Controller (Principal Accounting Officer)

/s/ TOM A. ALBERG Tom A. Alberg	Director

/s/ JOHN SEELY BROWN John Seely Brown	Director

/s/ L. JOHN DOERR L. John Doerr	Director

/s/ WILLIAM B. GORDON William B. Gordon	Director

/s/ ALAIN MONIÉ Alain Monié	Director

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director

/s/ THOMAS O. RYDER Thomas O. Ryder	Director

/s/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable and other current assets—Reserves

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
	(in millions)
December 31, 2008	$64	$75	$(56)	$84
December 31, 2007	40	61	(37)	64
December 31, 2006	43	39	(42)	40

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2008).

4.1	Indenture, dated as of February 3, 1999, between Amazon.com, Inc. and The Bank of New York, as trustee, including the form of 4 3/4% Convertible Subordinated Notes Due 2009 attached as Exhibit A thereto (incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 1999).

4.2	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.3	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.4†	Offer Letter of Employment to H. Brian Valentine, dated June 23, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.5†	Offer Letter of Employment to Marc A. Onetto, dated November 27, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.6†	Offer Letter of Employment to Sebastian J. Gunningham, dated January 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.7†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.8†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.9†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

†	Executive Compensation Plan or Agreement

2