Form 10-Q
period 2009-03-31
AMAZON COM INC
filed 2009-04-24
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

429,647,563 shares of common stock, par value $0.01 per share, outstanding as of April 17, 2009

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,769	$2,539	$1,496	$748
OPERATING ACTIVITIES:
Net income	177	143	679	508
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	87	65	309	249
Stock-based compensation	67	54	288	205
Other operating expense (income), net	11	6	(19)	15
Gains on sales of marketable securities, net	(2)	(3)	(1)	(3)
Other expense (income), net	2	(1)	(30)	7
Deferred income taxes	—	(19)	14	(119)
Excess tax benefits from stock-based compensation	(49)	(64)	(145)	(297)
Changes in operating assets and liabilities:
Inventories	107	148	(273)	(281)
Accounts receivable, net and other	167	139	(190)	(182)
Accounts payable	(1,129)	(1,003)	686	528
Accrued expenses and other	(122)	(125)	249	362
Additions to unearned revenue	206	79	576	277
Amortization of previously unearned revenue	(107)	(64)	(386)	(230)

Net cash provided by (used in) operating activities	(585)	(645)	1,757	1,039
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(55)	(61)	(326)	(251)
Acquisitions, net of cash acquired, and other	(15)	(355)	(155)	(430)
Sales and maturities of marketable securities and other investments	314	271	1,348	758
Purchases of marketable securities and other investments	(391)	(382)	(1,686)	(798)

Net cash used in investing activities	(147)	(527)	(819)	(721)
FINANCING ACTIVITIES:
Proceeds from exercises of stock options	3	2	12	85
Excess tax benefits from stock-based compensation	49	64	145	297
Common stock repurchased	—	—	(100)	—
Proceeds from long-term debt and other	—	52	36	76
Repayments of long-term debt and capital lease obligations	(343)	(26)	(673)	(83)

Net cash provided by (used in) financing activities	(291)	92	(580)	375
Foreign-currency effect on cash and cash equivalents	(45)	37	(153)	55

Net increase (decrease) in cash and cash equivalents	(1,068)	(1,043)	205	748

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,701	$1,496	$1,701	$1,496

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26	$46	$43	$70
Cash paid for income taxes	11	8	57	28
Fixed assets acquired under capital leases and other financing arrangements	18	15	150	78
Fixed assets acquired under build-to-suit leases	56	4	125	19
Conversion of debt	—	—	605	1

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$4,889	$4,135
Cost of sales	3,741	3,179

Gross profit	1,148	956
Operating expenses (1):
Fulfillment	422	354
Marketing	128	103
Technology and content	275	234
General and administrative	68	61
Other operating expense, net	11	6

Total operating expenses	904	758

Income from operations	244	198
Interest income	12	26
Interest expense	(12)	(22)
Other income, net	4	5

Total non-operating income	4	9

Income before income taxes	248	207
Provision for income taxes	(69)	(62)
Equity-method investment activity, net of tax	(2)	(2)

Net income	$177	$143

Basic earnings per share	$0.41	$0.34

Diluted earnings per share	$0.41	$0.34

Weighted average shares used in computation of earnings per share:
Basic	429	417

Diluted	437	426

(1) Includes stock-based compensation as follows:
Fulfillment	$15	$11
Marketing	4	2
Technology and content	36	31
General and administrative	12	10

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,701	$2,769
Marketable securities	1,029	958
Inventories	1,266	1,399
Accounts receivable, net and other	587	827
Deferred tax assets	192	204

Total current assets	4,775	6,157
Fixed assets, net	889	854
Deferred tax assets	118	145
Goodwill	433	438
Other assets	765	720

Total assets	$6,980	$8,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,380	$3,594
Accrued expenses and other	1,030	1,152

Total current liabilities	3,410	4,746
Long-term debt	74	409
Other long-term liabilities	578	487
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 446 and 445
Outstanding shares — 429 and 428	4	4
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	4,210	4,121
Accumulated other comprehensive loss	(143)	(123)
Accumulated deficit	(553)	(730)

Total stockholders’ equity	2,918	2,672

Total liabilities and stockholders’ equity	$6,980	$8,314

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2009 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Accounts Receivable, Net and Other

Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor receivables and customer receivables. At March 31, 2009 and December 31, 2008, vendor receivables, net, were $238 million and $400 million, and customer receivables, net, were $223 million and $311 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $86 million and $81 million at March 31, 2009 and December 31, 2008.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q1 2009 and Q1 2008, we capitalized $41 million (including $6 million of stock-based compensation) and $57 million (including $22 million acquired under business combinations and $6 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $40 million and $33 million for Q1 2009 and Q1 2008.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $89 million and $71 million for Q1 2009 and Q1 2008.

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; deferred costs; acquired intangible assets, net of amortization; certain equity investments; and intellectual property rights, net of amortization.

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets” and our share of the investees’ earnings or losses along with amortization of the related intangible assets, if any, as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

All other equity investments, which consist of investments for which we do not have the ability to exercise significant influence, are accounted for using the cost method of accounting. Under the cost method, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. For public companies that have readily determinable fair values, we classify our equity investments as available-for-sale and, accordingly, record these investments at their fair values with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets, classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.” The weighted average method is used to determine the cost of Euro-denominated securities sold, and the specific identification method is used to determine the cost of all other securities.

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

Accrued Expenses and Other

Included in “Accrued expenses and other” at March 31, 2009 and December 31, 2008 were liabilities of $242 million and $270 million for unredeemed gift certificates. We recognize revenue from a gift certificate when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $255 million and $191 million at March 31, 2009 and December 31, 2008. Non-current unearned revenue was $80 million and $46 million at March 31, 2009 and December 31, 2008.

Income Taxes

Income tax expense includes U.S. and international income taxes. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries since we intend to invest such undistributed earnings indefinitely outside of the U.S. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 requires a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to the FASB issued Staff Position (FSP) No. 157-2, which we adopted effective January 1, 2009. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $190 million and $192 million for Q1 2009 and Q1 2008. Outbound shipping-related costs are included in “Cost of sales” and totaled $358 million and $320 million for Q1 2009 and Q1 2008. The net cost to us of shipping activities was $168 million and $128 million for Q1 2009 and Q1 2008.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. The adoption of FSP 157-2 for nonfinancial assets and liabilities in Q1 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted FSP No. 142-3 as of January 1, 2009. Adoption did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-05 as of January 1, 2009. Adoption did not have a material impact on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2009 and December 31, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in millions):

	March 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Estimated Fair Value
Cash	$241	$—	$—	$241
Money market funds	1,397	—	—	1,397
Foreign government and agency securities	826	8	—	834
Corporate debt securities (2)	153	2	(2)	153
U.S. government and agency securities	315	6	—	321
Asset-backed securities	58	1	(3)	56
Other fixed income securities	22	—	—	22
Equity securities	2	—	(1)	1

	$3,014	$17	$(6)	$3,025

Less: Long-term marketable securities (3)				(295)

Total cash, cash equivalents, and marketable securities				$2,730

(1)	As of March 31, 2009, the cost and fair value of investments with loss positions was $360 million and $354 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary. Investments that have continuously been in loss positions for more than twelve months have gross unrealized losses of $2 million.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
(3)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”

Gross gains of $6 million and $4 million and gross losses of $4 million and $1 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for Q1 2009 and Q1 2008. Realized gains and losses are included in “Other income, net” on our consolidated statements of operations.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$241	$—	$—	$—	$241
Money market funds	—	1,397	—	—	1,397
Foreign government and agency securities	—	—	834	—	834
Corporate debt securities	—	—	153	—	153
U.S. government and agency securities	—	—	321	—	321
Asset-backed securities	—	—	56	—	56
Other fixed income securities	—	—	22	—	22
Equity securities	—	1	—	—	1

	$241	$1,398	$1,386	$—	$3,025

	December 31, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$355	$—	$—	$—	$355
Money market funds	—	1,682	—	—	1,682
Foreign government and agency securities	—	—	1,128	—	1,128
Corporate debt securities	—	—	194	—	194
U.S. government and agency securities	—	—	594	—	594
Asset-backed securities	—	—	58	—	58
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$355	$1,683	$1,997	$—	$4,035

Note 3 — Long-Term Debt

In February 2008, our Board of Directors authorized a debt repurchase program, pursuant to which in Q1 2009 we redeemed the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% PEACS.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $41 million and $39 million for Q1 2009 and Q1 2008.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five-year periods. At March 31, 2009, under the agreements we committed to occupy approximately 1,370,000 square feet of office space. In addition, we have the right to occupy up to an additional approximately 330,000 square feet subject to a termination fee, estimated to be up to approximately $10 million, if we elect not to occupy the additional space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of March 31, 2009:

	Nine Months Ended December 31, 2009	Year Ended December 31,
		2010	2011	2012	2013	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal	$59	$—	$41	$33	$—	$—	$133
Debt interest	6	6	5	1	—	—	18
Capital leases, including interest	68	82	49	8	4	1	212
Operating leases	109	133	111	99	90	304	846
Other commitments (1) (2)	61	177	100	82	76	1,065	1,561

Total commitments	$303	$398	$306	$223	$170	$1,370	$2,770

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,370,000 square feet of corporate office space being developed in Seattle, Washington and also includes the $10 million termination fee related to our right to occupy up to an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(2)	Excludes $174 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if at all. See “Note 1 — Accounting Policies — Income Taxes.”

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The balance of pledged securities at March 31, 2009 consisted of $7 million in “Marketable securities” and $295 million included in “Other assets.” The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2008	$138	$160	$10	$308
Net change in collateral pledged	(2)	—	(4)	(6)

Balance at March 31, 2009	$136	$160	$6	$302

(1)	Represents collateral for certain debt related to our international operations.
(2)	At March 31, 2009, our market capitalization was $31.5 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

In June 2001, Audible, Inc., our subsidiary acquired in March 2008, was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuit also named certain of the offering’s underwriters, as well as Audible’s officers and directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for Audible’s offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. Audible and its officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In March 2009, all parties, including Audible, reached a settlement of these class actions that would resolve this dispute entirely with no payment required from Audible. The settlement is still subject to review and approval by the Court.

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

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleged that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleged it has an exclusive right to sell on our website. We disputed the allegations in the complaint and brought counterclaims alleging breach of contract and seeking damages and declaratory relief. In March 2006, the Court entered a judgment in favor of Toysrus.com LLC, terminating the contract but declining to award damages to either party. In March 2009, the Appellate Division of the New Jersey Superior Court affirmed the trial court’s rulings in Toysrus.com LLC’s favor and reversed the trial court’s ruling on damages, remanding the case to the trial court for further proceedings on Toysrus.com LLC’s claim that it is entitled to damages. Toysrus.com has moved the trial court for damages of approximately $93 million (including pre- and post-judgment interest). We believe, based on the evidence at trial, that Toysrus.com LLC’s damage claim is grossly overstated. We are also seeking leave to appeal the Appellate Division’s decision to the New Jersey Supreme Court.

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

In March 2009, Discovery Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our Kindle and Kindle 2 wireless reading devices infringe a patent owned by Discovery purporting to cover an “Electronic Book Security and Copyright Protection System” (U.S. Patent No. 7,298,851) and seeks monetary damages, a continuing royalty sufficient to compensate Discovery for any future infringement, treble damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2009, the Tobin Family Education and Health Foundation filed a complaint against us for patent infringement in the United States District Court for the Middle District of Florida. The complaint alleges, among other things, that the technology underlying the Amazon Associates program infringes a patent owned by Tobin purporting to cover a “Method and System for Customizing Marketing Services on Networks Communication with Hypertext Tagging Conventions” (U.S. Patent No. 7,505,913) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2009, TQP Development LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by TQP purporting to cover an “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys” (U.S. Patent No. 5,412,730) and seeks injunctive relief, monetary damages, treble damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 8—Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 0.6 and 1.0 million shares of common stock during Q1 2009 and Q1 2008 with a per share weighted average fair value of $58.74 and $74.72. Our annual stock awards are granted in the second quarter.

Common shares underlying outstanding stock awards were as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Restricted stock units	16.1	16.7
Stock options (1)	1.1	1.2

Total outstanding stock awards	17.2	17.9

(1)	The weighted average per share exercise price was $23.12 and $25.44 at March 31, 2009 and December 31, 2008.

Common shares outstanding plus shares underlying outstanding stock options and restricted stock units totaled 447 million and 446 million at March 31, 2009 and December 31, 2008. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2009 (in millions):

Number of Units
Outstanding at December 31, 2008	16.7
Units granted	0.6
Units vested	(1.0)
Units cancelled	(0.2)

Outstanding at March 31, 2009	16.1

Scheduled vesting for outstanding restricted stock units at March 31, 2009 is as follows (in millions):

	Nine Months Ended December 31, 2009	Year Ended December 31,
		2010	2011	2012	2013	Thereafter	Total
Scheduled vesting — restricted stock units	5.0	5.3	3.0	1.8	0.7	0.3	16.1

As of March 31, 2009, there was $327 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.2 years.

Note 6 — Comprehensive Income

Comprehensive income was $157 million and $145 million for Q1 2009 and Q1 2008. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Other Income, Net

Other income, net, was $4 million in Q1 2009 and $5 million in Q1 2008, and consisted primarily of gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and other miscellaneous losses.

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $11 million and $8 million in Q1 2009 and Q1 2008.

As of March 31, 2009 and December 31, 2008, tax contingencies were $174 million and $166 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow over the next 12 months in comparable amounts to the prior 12 months. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next 12 months.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2008 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2004 through 2008, France for 2006 through 2008, Germany for 2003 through 2008, Luxembourg for 2004 through 2008, and the United Kingdom for 2003 through 2008. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $110 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment will be stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2008.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
North America
Net sales	$2,578	$2,126
Cost of sales	1,884	1,557

Gross profit	694	569
Direct segment operating expenses	544	439

Segment operating income	$150	$130

International
Net sales	$2,311	$2,009
Cost of sales	1,857	1,622

Gross profit	454	387
Direct segment operating expenses	282	259

Segment operating income	$172	$128

Consolidated
Net sales	$4,889	$4,135
Cost of sales	3,741	3,179

Gross profit	1,148	956
Direct segment operating expenses	826	698

Segment operating income	322	258
Stock-based compensation	(67)	(54)
Other operating expense, net	(11)	(6)

Income from operations	244	198
Total non-operating income, net	4	9
Provision for income taxes	(69)	(62)
Equity-method investment activity, net of tax	(2)	(2)

Net income	$177	$143

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of our 2008 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2008 Annual Report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Product sales and shipping revenues, net of promotional discounts, rebates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts paid in advance for subscription services, including amounts received for Amazon Prime and other membership programs, are deferred and recognized as revenue over the subscription term. For our products with multiple elements, where a standalone value for each element cannot be established, we recognize the revenue and related cost over the estimated economic life of the product.

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

FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, requires a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2009	2008	2009	2008
	(in millions)		(in millions)

Operating activities	$(585)	$(645)	$1,757	$1,039
Investing activities	(147)	(527)	(819)	(721)
Financing activities	(291)	92	(580)	375

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.43 billion for the trailing twelve months ended March 31, 2009, compared to $788 million for the trailing twelve months ended March 31, 2008, an increase of 82%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended March 31, 2009 compared to the comparable prior year period was due to increased operating income, decreased tax benefits on excess stock-based compensation deductions, changes in working capital and increased deferred revenue. SFAS 123 (R) requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $2.7 billion and $3.7 billion at March 31, 2009 and December 31, 2008. Amounts held in foreign currencies were $1.2 billion and $1.7 billion at March 31, 2009 and December 31, 2008, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash used in operating activities was $585 million and $645 million for Q1 2009 and Q1 2008. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as other seller services, miscellaneous marketing and promotional agreements, our co-branded credit card agreements and Amazon Web Services, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $147 million and $527 million for Q1 2009 and Q1 2008, with the variability caused primarily by decreased acquisition activity in Q1 2009. Capital expenditures were $55 million and $61 million during Q1 2009 and Q1 2008. Capital expenditures included $34 million and $29 million for internal-use software and website development during Q1 2009 and Q1 2008. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the three months ended March 31, 2009 and 2008, we made cash payments, net of acquired cash, related to acquisition and investment activity of $15 million and $355 million.

Cash provided by (used in) financing activities was $(291) million and $92 million for Q1 2009 and Q1 2008. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations. Repayments on long-term debt and payments on capital lease obligations were $343 million and $26 million in Q1 2009 and Q1 2008. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions. SFAS No. 123(R) requires tax benefits

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

relating to excess stock-based compensation deductions be presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $49 million and $64 million for Q1 2009 and Q1 2008.

In Q1 2009 and Q1 2008, we recorded a net tax provision of $69 million and $62 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $11 million and $8 million for Q1 2009 and Q1 2008. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, pursuant to which in Q1 2009 we redeemed the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% PEACS.

In February 2008, our Board of Directors authorized a 24-month program to repurchase up to $1 billion of our common stock, pursuant to which we repurchased $100 million of our common stock in 2008. See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $630 million at March 31, 2009.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover2 was 13 for both Q1 2009 and Q1 2008. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

We believe that current cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

[2]	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net Sales:
North America	$2,578	$2,126
International	2,311	2,009

Consolidated	$4,889	$4,135

Year-over-year Percentage Growth:
North America	21%	31%
International	15	44
Consolidated	18	37

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	22%	31%
International	28	31
Consolidated	25	31

Net Sales Mix:
North America	53%	51%
International	47	49

Consolidated	100%	100%

Revenue increased 18% in Q1 2009, reflecting revenue growth in both our North America and International segments. Additionally, changes in currency exchange rates negatively affected net sales by $268 million for Q1 2009. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 21% for Q1 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 15% for Q1 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates negatively affected International net sales by $258 million for Q1 2009.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Gross Profit:
North America	$694	$569
International	454	387

Consolidated	$1,148	$956

Gross Profit Growth Rate:
North America	22%	29%
International	17	38
Consolidated	20	33

Gross Margin:
North America	26.9%	26.7%
International	19.6	19.3
Consolidated	23.5	23.1

The increase in gross profit in absolute terms during Q1 2009 compared with the comparable prior year period corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales by other sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by other sellers on our websites, including sellers on Abebooks which we acquired in December 2008, represented 32% and 30% of unit sales for Q1 2009 and Q1 2008. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q1 2009 increased compared to the comparable prior year period due to improvements in inventory management, including vendor pricing, and increases in sales of products by other sellers, partially offset by our efforts to continue reducing prices for our customers and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

International segment gross margins in Q1 2009 increased compared to the comparable prior year period due to improvements in inventory management, including vendor pricing, and increases in sales of products by other sellers, partially offset by our efforts to continue reducing prices for our customers, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$190	$192
Outbound shipping costs	(358)	(320)

Net shipping cost	$(168)	$(128)

Year-over-year Percentage Growth:
Shipping revenue	(1)%	27%
Outbound shipping costs	12	35
Net shipping cost	31	48

Percent of Net Sales:
Shipping revenue	3.9%	4.7%
Outbound shipping costs	(7.3)	(7.8)

Net shipping cost	(3.4)%	(3.1)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net Sales:
North America
Media	$1,305	$1,205
Electronics and other general merchandise	1,172	826
Other (1)	101	95

Total North America	$2,578	$2,126

International
Media	$1,418	$1,338
Electronics and other general merchandise	874	655
Other (1)	19	16

Total International	$2,311	$2,009

Consolidated
Media	$2,723	$2,543
Electronics and other general merchandise	2,046	1,481
Other (1)	120	111

Total consolidated	$4,889	$4,135

Year-over-year Percentage Growth:
North America
Media	8%	22%
Electronics and other general merchandise	42	46
Other	7	40
Total North America	21	31
International
Media	6%	34%
Electronics and other general merchandise	34	71
Other	14	58
Total International	15	44
Consolidated
Media	7%	28%
Electronics and other general merchandise	38	56
Other	8	43
Total consolidated	18	37
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	17%	22%
Electronics and other general merchandise	50	56
Other	40	47
Total International	28	31
Consolidated
Media	13%	21%
Electronics and other general merchandise	46	50
Other	11	41
Total consolidated	25	31
Consolidated Net Sales Mix:
Media	56%	61%
Electronics and other general merchandise	42	36
Other	2	3

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as other seller sites, miscellaneous marketing and promotional agreements, our co-branded credit card agreements, and Amazon Web Services.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$422	$(15)	$407	$354	$(11)	$343
Marketing	128	(4)	124	103	(2)	101
Technology and content	275	(36)	239	234	(31)	203
General and administrative	68	(12)	56	61	(10)	51
Other operating expense	11	—	11	6	—	6

Total operating expenses	$904	$(67)	$837	$758	$(54)	$704

Year-over-year Percentage Growth:
Fulfillment	19%		19%	36%		36%
Marketing	25		24	43		42
Technology and content	18		18	26		21
General and administrative	11		8	10		5

Percent of Net Sales:
Fulfillment	8.6%		8.3%	8.6%		8.3%
Marketing	2.6		2.5	2.5		2.4
Technology and content	5.6		4.9	5.6		4.9
General and administrative	1.4		1.1	1.5		1.2

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below and Item 1 of Part I, “Financial Statements — Note 1 —Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q1 2009 compared to the comparable prior year period relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

We seek to expand our fulfillment capacity to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We periodically evaluate our facility requirements as necessary.

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

Marketing costs increased in absolute dollars in Q1 2009 compared to the comparable prior year period due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

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

During Q1 2009 and Q1 2008, we capitalized $41 million (including $6 million of stock-based compensation) and $57 million (including $22 million acquired under business combinations and $6 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $40 million and $33 million for Q1 2009 and Q1 2008.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q1 2009 compared to the comparable prior year period is primarily due to increases in payroll and related expenses, and professional service fees.

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

Stock-based compensation was $67 million and $54 million during Q1 2009 and Q1 2008. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

Other Operating Expense, Net

Other operating expense, net, was $11 million and $6 million during Q1 2009 and Q1 2008. Other operating expense was primarily attributable to amortization of intangible assets.

Income from Operations

Income from operations was $244 million and $198 million during Q1 2009 and Q1 2008. The increase is primarily a result of increased gross profit relative to operating expenses.

Interest Expense and Income

The primary component of our net interest expense is the interest we incurred on our long-term debt instruments. Interest expense was $12 million and $22 million during Q1 2009 and Q1 2008 with the decline primarily relating to principal reductions on our long-term debt.

Our interest income was $12 million and $26 million during Q1 2009 and Q1 2008. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income, Net

Other income, net, consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	$16	$(29)
Foreign-currency gain (loss) on intercompany balances	(16)	32
Other	4	2

Total other income, net	$4	$5

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. There is a potential for significant volatility of our 2009 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, and business acquisitions and investments, and foreign currencies. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $11 million and $8 million in Q1 2009 and Q1 2008.

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

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2009			2008
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$5,157	$(268)	$4,889	$3,950	$185	$4,135
Gross profit	1,213	(65)	1,148	921	35	956
Operating expenses	937	(33)	904	736	22	758
Income from operations	276	(32)	244	184	14	198
Net interest income (expense) and other (3)	1	3	4	6	3	9
Net income	198	(21)	177	132	11	143
Diluted earnings per share	$0.46	$(0.05)	$0.41	$0.31	$0.03	$0.34

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our 6.875% PEACS and intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, remeasurement of 6.875% PEACS and intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended March 31, 2009 and 2008 (in millions):

	Twelve Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$1,757	$1,039
Purchases of fixed assets, including internal-use software and website development	(326)	(251)

Free cash flow	$1,431	$788

Net cash used in investing activities	$(819)	$(721)

Net cash provided by (used in) financing activities	$(580)	$375

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

Guidance

We provided guidance on April 23, 2009, in our earnings release furnished on Form 8-K as follows:

Second Quarter 2009 Guidance

•	Net sales are expected to be between $4.30 billion and $4.75 billion, or to grow between 6% and 17% compared with second quarter 2008.

•

Operating income is expected to be between $110 million and $190 million, or decline between 49% and 12% compared with second quarter 2008. The second quarter 2008 results include the $53 million non-cash gain recognized on the sale of the Company’s European DVD rental assets.

•

This guidance includes approximately $90 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Exchange Risk

During Q1 2009, net sales from our International segment accounted for 47% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q1 2009 decreased by $258 million in comparison with Q1 2008.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2009 of $1.2 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $60 million, $120 million, or $245 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at March 31, 2009 of $145 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $5 million, $15 million, and $30 million, recorded to “Other income, net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2009, our recorded basis in equity investments was $89 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley Reynolds
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: April 23, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.