Form 10-Q
period 2009-06-30
AMAZON COM INC
filed 2009-07-24
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

431,807,370 shares of common stock, par value $0.01 per share, outstanding as of July 17, 2009

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,701	$1,496	$2,769	$2,539	$1,548	$1,004
OPERATING ACTIVITIES:
Net income	142	158	319	301	663	588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	84	70	171	134	323	259
Stock-based compensation	85	73	152	127	300	232
Other operating expense (income), net	60	(45)	71	(39)	86	(32)
Losses (gains) on sales of marketable securities, net	—	—	(2)	(3)	(1)	(3)
Other expense (income), net	(14)	9	(12)	7	(53)	10
Deferred income taxes	6	(10)	7	(29)	30	(128)
Excess tax benefits from stock-based compensation	(20)	(43)	(70)	(106)	(122)	(304)
Changes in operating assets and liabilities:
Inventories	(23)	(35)	84	113	(261)	(341)
Accounts receivable, net and other	16	(25)	183	115	(149)	(197)
Accounts payable	56	116	(1,073)	(886)	625	562
Accrued expenses and other	(6)	62	(128)	(63)	182	394
Additions to unearned revenue	207	87	413	165	696	300
Amortization of previously unearned revenue	(125)	(70)	(232)	(134)	(441)	(252)

Net cash provided by (used in) operating activities	468	347	(117)	(298)	1,878	1,088
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(78)	(69)	(133)	(130)	(336)	(272)
Acquisitions, net of cash acquired, and other	(19)	(44)	(35)	(400)	(129)	(452)
Sales and maturities of marketable securities and other investments	378	181	692	452	1,545	777
Purchases of marketable securities and other investments	(560)	(369)	(951)	(750)	(1,877)	(987)

Net cash provided by (used in) investing activities	(279)	(301)	(427)	(828)	(797)	(934)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	20	43	70	106	122	304
Common stock repurchased	—	—	—	—	(100)	—
Proceeds from long-term debt and other	2	7	6	60	44	139
Repayments of long-term debt and capital lease obligations	(25)	(36)	(368)	(60)	(663)	(96)

Net cash provided by (used in) financing activities	(3)	14	(292)	106	(597)	347
Foreign-currency effect on cash and cash equivalents	49	(8)	3	29	(96)	43

Net increase (decrease) in cash and cash equivalents	235	52	(833)	(991)	388	544

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,936	$1,548	$1,936	$1,548	$1,936	$1,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$1	$28	$47	$43	$70
Cash paid for income taxes	23	15	34	23	64	37
Fixed assets acquired under capital leases and other financing arrangements	19	52	37	67	118	121
Fixed assets acquired under build-to-suit leases	61	13	117	17	173	31
Conversion of debt	—	473	—	473	132	474

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$4,651	$4,063	$9,541	$8,198
Cost of sales	3,518	3,096	7,260	6,275

Gross profit	1,133	967	2,281	1,923

Operating expenses (1):
Fulfillment	409	361	831	715
Marketing	129	102	257	205
Technology and content	299	258	575	492
General and administrative	77	74	145	135
Other operating expense (income), net	60	(45)	71	(39)

Total operating expenses	974	750	1,879	1,508

Income from operations	159	217	402	415
Interest income	8	20	20	46
Interest expense	(7)	(21)	(19)	(43)
Other income (expense), net	19	(8)	24	(3)

Total non-operating income (expense)	20	(9)	25	—

Income before income taxes	179	208	427	415
Provision for income taxes	(39)	(46)	(108)	(108)
Equity-method investment activity, net of tax	2	(4)	—	(6)

Net income	$142	$158	$319	$301

Basic earnings per share	$0.33	$0.38	$0.74	$0.72

Diluted earnings per share	$0.32	$0.37	$0.73	$0.70

Weighted average shares used in computation of earnings per share:
Basic	431	420	430	419

Diluted	440	430	438	428

(1) Includes stock-based compensation as follows:
Fulfillment	$20	$16	$35	$27
Marketing	5	4	9	6
Technology and content	46	40	82	71
General and administrative	14	13	26	23

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,936	$2,769
Marketable securities	1,276	958
Inventories	1,325	1,399
Accounts receivable, net and other	584	827
Deferred tax assets	183	204

Total current assets	5,304	6,157
Fixed assets, net	981	854
Deferred tax assets	118	145
Goodwill	451	438
Other assets	821	720

Total assets	$7,675	$8,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,508	$3,594
Accrued expenses and other	1,128	1,152

Total current liabilities	3,636	4,746
Long-term debt	109	409
Other long-term liabilities	674	487
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 448 and 445
Outstanding shares — 432 and 428	4	4
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	4,321	4,121
Accumulated other comprehensive loss	(58)	(123)
Accumulated deficit	(411)	(730)

Total stockholders’ equity	3,256	2,672

Total liabilities and stockholders’ equity	$7,675	$8,314

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments valuation of receivables, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through July 23, 2009, the day the financial statements were issued.

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

Accounts Receivable, Net and Other

Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At June 30, 2009 and December 31, 2008, vendor receivables, net, were $228 million and $400 million, and customer receivables, net, were $223 million and $311 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $88 million and $81 million at June 30, 2009 and December 31, 2008.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q2 2009 and Q2 2008, we capitalized $46 million (including $9 million of stock-based compensation) and $41 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2009 and 2008, we capitalized $86 million (including $15 million of stock-based compensation) and $98 million (including $13 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $42 million and $36 million for Q2 2009 and Q2 2008, and $82 million and $68 million for the six months ended June 30, 2009 and 2008.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $91 million and $74 million for Q2 2009 and Q2 2008, and $180 million and $145 million for the six months ended June 30, 2009 and 2008.

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

Investments

The initial carrying cost of our investments is the price we paid. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the investees’ earnings or losses and amortization of the related intangible assets, if any, is classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

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

Accrued Expenses and Other

Included in “Accrued expenses and other” at June 30, 2009 and December 31, 2008 were liabilities of $252 million and $270 million for unredeemed gift certificates. We reduce the liability for a gift certificate when it is applied to an order. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $320 million and $191 million at June 30, 2009 and December 31, 2008. Non-current unearned revenue was $101 million and $46 million at June 30, 2009 and December 31, 2008.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $185 million and $186 million for Q2 2009 and Q2 2008, and $375 million and $378 million for the six months ended June 30, 2009 and 2008. Outbound shipping-related costs are included in “Cost of sales” and totaled $332 million and $314 million for Q2 2009 and Q2 2008, and $689 million and $634 million for the six months ended June 30, 2009 and 2008. The net cost to us of shipping activities was $147 million and $128 million for Q2 2009 and Q2 2008, and $314 million and $256 million for the six months ended June 30, 2009 and 2008.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Recent Accounting Pronouncements

In April 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. Adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2009 and December 31, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in millions):

	June 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Total Estimated Fair Value
Cash	$319	$—	$—	$319
Money market funds	1,598	—	—	1,598
Foreign government and agency securities	1,014	8	—	1,022
Corporate debt securities (2)	156	4	—	160
U.S. government and agency securities	322	5	—	327
Asset-backed securities	56	1	(1)	56
Other fixed income securities	21	—	—	21
Equity securities	1	—	—	1

	$3,487	$18	$(1)	$3,504

Less: Long-term marketable securities (3)				(292)

Total cash, cash equivalents, and marketable securities				$3,212

(1)	As of June 30, 2009, the cost and fair value of investments with loss positions was $210 million and $209 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary. Investments that have continuously been in loss positions for more than twelve months have gross unrealized losses of $1 million.
(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

(3)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”

Gross gains of $6 million and $5 million and gross losses of $4 million and $2 million were realized on sales of available-for-sale marketable securities, including Euro-denominated securities, for Q2 2009 and Q2 2008. Realized gains and losses are included in “Other income (expense), net” on our consolidated statements of operations.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$319	$—	$—	$—	$319
Money market funds	—	1,598	—	—	1,598
Foreign government and agency securities	—	—	1,022	—	1,022
Corporate debt securities	—	—	160	—	160
U.S. government and agency securities	—	—	327	—	327
Asset-backed securities	—	—	56	—	56
Other fixed income securities	—	—	21	—	21
Equity securities	—	1	—	—	1

	$319	$1,599	$1,586	$—	$3,504

	December 31, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$355	$—	$—	$—	$355
Money market funds	—	1,682	—	—	1,682
Foreign government and agency securities	—	—	1,128	—	1,128
Corporate debt securities	—	—	194	—	194
U.S. government and agency securities	—	—	594	—	594
Asset-backed securities	—	—	58	—	58
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$355	$1,683	$1,997	$—	$4,035

Note 3 — Long-Term Debt

In February 2008, our Board of Directors authorized a debt repurchase program, pursuant to which in Q1 2009 we redeemed the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% PEACS.

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $41 million for both Q2 2009 and Q2 2008, and $82 million and $79 million for the six months ended June 30, 2009 and 2008.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development in 2010 and 2011 and options to extend for two five-year periods. As of June 30, 2009, under the agreements we were committed to occupy approximately 1,370,000 square feet of office space. In addition, we have the right to occupy up to an additional approximately 330,000 square feet subject to a termination fee, estimated to be up to approximately $10 million, if we elect not to occupy the additional space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of June 30, 2009:

	Six Months Ended December 31, 2009	Year Ended December 31,
		2010	2011	2012	2013	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal	$17	$7	$41	$33	$35	$—	$133
Debt interest	4	8	7	2	1	—	22
Capital leases, including interest	47	90	56	12	4	1	210
Operating leases	72	132	106	93	89	306	798
Other commitments (1) (2)	63	184	89	86	78	1,045	1,545

Total commitments	$203	$421	$299	$226	$207	$1,352	$2,708

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1,370,000 square feet of corporate office space being developed in Seattle, Washington and also includes the $10 million termination fee related to our right to occupy up to an additional approximately 330,000 square feet. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(2)	Excludes $175 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if at all. See “Note 1 — Accounting Policies — Income Taxes.”

In July 2009, we entered into an agreement to acquire all of the outstanding shares and assume all outstanding options and warrants of Zappos.com, Inc. in exchange for approximately 10 million shares of our common stock, equal to approximately $807 million based on the average closing price for the 45 trading days ending on July 17, 2009. In addition, we will provide Zappos.com employees with $40 million in cash and restricted stock units. Subject to various closing conditions, including certain regulatory approvals, the acquisition is expected to close during the Fall of 2009.

Pledged Securities

We are required to pledge or otherwise restrict a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. Pledged securities were included in “Other assets” at June 30, 2009. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization (common shares outstanding multiplied by the closing price of our common stock). Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2008	$138	$160	$10	$308
Net change in collateral pledged	(11)	—	(5)	(16)

Balance at June 30, 2009	$127	$160	$5	$292

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2009, our market capitalization was $36.1 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

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

In May 2004, Toysrus.com LLC filed a complaint against us for breach of contract in the Superior Court of New Jersey. The complaint alleged that we breached our commercial agreement with Toysrus.com LLC by selling, and by permitting other third parties to sell, products that Toysrus.com LLC alleged it has an exclusive right to sell on our website. We disputed the allegations in the complaint and brought counterclaims alleging breach of contract and seeking damages and declaratory relief. In March 2006, the Court entered a judgment in favor of Toysrus.com LLC, terminating the contract but declining to award damages to either party. In March 2009, the Appellate Division of the New Jersey Superior Court affirmed the trial court’s rulings in Toysrus.com LLC’s favor and reversed the trial court’s ruling on damages, remanding the case to the trial court for further proceedings on Toysrus.com LLC’s claim that it is entitled to damages. On June 11, 2009, we entered into a settlement agreement with terms that include, among other things, (i) a one-time payment from us of $51 million in Q3 2009, (ii) dismissal of all claims and counterclaims, and (iii) mutual releases.

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

In December 2008, Quito Enterprises, LLC filed a complaint against us for patent infringement in the United States District Court for the Southern District of Florida. The complaint alleges that our website technology infringes a patent obtained by Quito purporting to cover a “Personal Feedback Browser for Obtaining Media Files” (U.S. Patent No. 5,890,152) and seeks injunctive relief and monetary damages. In July 2009, we entered into a settlement of the litigation that included, among other things, a non-exclusive license to the patent in suit.

In January 2009, we learned that the United States Postal Service, including the Postal Service Office of Inspector General, is investigating our compliance with Postal Service rules, and we are cooperating.

In March 2009, Discovery Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our Kindle and Kindle 2 wireless reading devices infringe a patent owned by Discovery purporting to cover an “Electronic Book Security and Copyright Protection System” (U.S. Patent No. 7,298,851) and seeks monetary damages, a continuing royalty sufficient to compensate Discovery for any future infringement, treble damages, costs and attorneys fees. In May 2009, we filed counterclaims and an additional lawsuit in the United States District Court for the Western

District of Washington against Discovery alleging infringement of several patents owned by Amazon and requesting a declaration that several Discovery patents, including the one listed above, are invalid and unenforceable. We dispute Discovery’s allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In March 2009, TQP Development LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by TQP purporting to cover an “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys” (U.S. Patent No. 5,412,730) and seeks injunctive relief, monetary damages, treble damages, costs and attorneys fees. In July 2009, we entered into a settlement of the litigation that included, among other things, a non-exclusive license to the patent in suit.

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

In May 2009, Big Baboon, Inc. filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that our third-party selling and payments technology infringes a patent owned by Big Baboon, Inc. purporting to cover an “Integrated Business-to-Business Web Commerce and Business Automation System” (U.S. Patent No. 6,115,690) and seeks injunctive relief, monetary damages, treble damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2009, Actus, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website and payments technology infringe four patents owned by Actus, all purporting to cover a “Method And Apparatus For Conducting Electronic Commerce Transactions Using Electronic Tokens” (U.S. Patent Nos. 7,328,189; 7,249,099; 7,177,838; and 7,376,621) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2009, Bedrock Computer Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Bedrock purporting to cover a “Method And Apparatus For Information Storage and Retrieval Using a Hashing Technique with External Chaining and On-the-Fly Removal of Expired Data” (U.S. Patent Nos. 5,893,120) and seeks injunctive relief, monetary damages, enhanced damages, a compulsory future royalty, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 8 — Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted stock awards, which consist primarily of restricted stock units, representing 4.1 and 4.5 million shares of common stock during Q2 2009 and Q2 2008 with a per share weighted average fair value of $74.45 and $74.82. For the six months ended June 30, 2009 and 2008, we granted restricted stock units representing 4.8 million and 5.4 million shares of common stock with a per share weighted average fair value of $72.37 and $74.80. Our annual stock awards are granted in the second quarter.

Common shares outstanding plus shares underlying outstanding stock awards totaled 451 million and 446 million at June 30, 2009 and December 31, 2008. These totals include all stock-based awards outstanding, without regard for estimated forfeitures.

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2009 (in millions):

Number of Units
Outstanding at December 31, 2008	16.7
Units granted	4.8
Units vested	(3.0)
Units cancelled	(0.5)

Outstanding at June 30, 2009	18.0

Scheduled vesting for outstanding restricted stock units at June 30, 2009 is as follows (in millions):

	Six Months Ended December 31, 2009	Year Ended December 31,				Thereafter	Total
		2010	2011	2012	2013
Scheduled vesting — restricted stock units	3.0	6.0	5.3	2.3	1.0	0.4	18.0

As of June 30, 2009, there was $453 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months and has a weighted average recognition period of 1.2 years.

Note 6 — Comprehensive Income

Comprehensive income was $227 million and $157 million for Q2 2009 and Q2 2008, and $384 million and $302 million for the six months ended June 30, 2009 and 2008. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Other Income (Expense), Net

Other income (expense), net, was $19 million and $(8) million in Q2 2009 and Q2 2008, and $24 million and $(3) million for the six months ended June 30, 2009 and 2008, and consisted primarily of gains and losses on foreign currency transactions and sales of marketable securities.

Note 8 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. We reached a settlement with Toysrus.com LLC for $51 million, substantially all of which was expensed in Q2 2009. The U.S. federal tax impact related to this settlement is included in the total tax provision as a discrete item in Q2 2009. Included in the total tax provision as a discrete item during Q2 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $23 million and $15 million in Q2 2009 and Q2 2008, and $34 million and $23 million for the six months ended June 30, 2009 and 2008.

As of June 30, 2009 and December 31, 2008, tax contingencies were $175 million and $166 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow over the next 12 months in comparable amounts to the prior 12 months. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next 12 months.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2008 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2004 through 2008, France for 2006 through 2008, Germany for 2003 through 2008, Luxembourg for 2004 through 2008, and the United Kingdom for 2003 through 2008. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $114 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment have been stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2008.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
North America
Net sales	$2,451	$2,168	$5,030	$4,294
Cost of sales	1,779	1,609	3,664	3,166

Gross profit	672	559	1,366	1,128
Direct segment operating expenses	547	463	1,091	902

Segment operating income	$125	$96	$275	$226

International
Net sales	$2,200	$1,895	$4,511	$3,904
Cost of sales	1,739	1,487	3,596	3,109

Gross profit	461	408	915	795
Direct segment operating expenses	282	259	565	518

Segment operating income	$179	$149	$350	$277

Consolidated
Net sales	$4,651	$4,063	$9,541	$8,198
Cost of sales	3,518	3,096	7,260	6,275

Gross profit	1,133	967	2,281	1,923
Direct segment operating expenses	829	722	1,656	1,420

Segment operating income	304	245	625	503
Stock-based compensation	(85)	(73)	(152)	(127)
Other operating income (expense), net	(60)	45	(71)	39

Income from operations	159	217	402	415
Total non-operating income (expense)	20	(9)	25	—
Provision for income taxes	(39)	(46)	(108)	(108)
Equity-method investment activity, net of tax	2	(4)	—	(6)

Net income	$142	$158	$319	$301

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2008 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2008 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $14 million at both June 30, 2009 and December 31, 2008.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows of reporting units. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on category expansion, pricing expectations, market segment penetration and general economic conditions. Additionally, certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. In our annual testing process, a fair value for goodwill is estimated and compared to its carrying value. The shortfall of the fair value below the carrying value represents the amount of goodwill impairment. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the year, management monitors the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, we did not identify any triggering events which would require an update to our annual impairment test. A 10% decrease in the fair value of any of our reporting units as of December 31, 2008 would have no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2009 closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize the expense as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, current economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have an approximately $14 million impact on our Q2 2009 consolidated operating income. Our estimated forfeiture rates at June 30, 2009 and December 31, 2008 were 35.7% and 37.1%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a higher level of sensitivity and complexity in estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(in millions)		(in millions)		(in millions)
Operating activities	$468	$347	$(117)	$(298)	$1,878	$1,088
Investing activities	(279)	(301)	(427)	(828)	(797)	(934)
Financing activities	(3)	14	(292)	106	(597)	347

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.54 billion for the trailing twelve months ended June 30, 2009, compared to $816 million for the trailing twelve months ended June 30, 2008, an increase of 89%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended June 30, 2009 compared to the comparable prior year period was due to increased operating income, increased deferred revenue, decreased tax benefits on excess stock-based compensation deductions, and changes in working capital. SFAS 123 (R) requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in

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

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $3.2 billion and $3.7 billion at June 30, 2009 and December 31, 2008. Amounts held in foreign currencies were $1.5 billion and $1.7 billion at June 30, 2009 and December 31, 2008, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

Cash provided by operating activities was $468 million and $347 million for Q2 2009 and Q2 2008. Cash used in operating activities was $117 million and $298 million for the six months ended June 30, 2009 and 2008. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as other seller services, miscellaneous marketing and promotional agreements, our co-branded credit card agreements and Amazon Web Services, offset by cash payments we make for products and services, employee compensation (less amounts capitalized pursuant to SOP 98-1 that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including internal-use software and website development costs. Cash used in investing activities was $279 million and $301 million for Q2 2009 and Q2 2008. Cash used in investing activities was $427 million and $828 million for the six months ended June 30, 2009 and 2008, with the variability caused primarily by decreased acquisition activity in 2009. Capital expenditures were $78 million and $69 million during Q2 2009 and Q2 2008 and $133 million and $130 million for the six months ended June 30, 2009 and 2008. Capital expenditures included $37 million and $33 million for internal-use software and website development during Q2 2009 and Q2 2008, and $71 million and $62 million for the six months ended June 30, 2009 and 2008. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the six months ended June 30, 2009 and 2008, we made cash payments, net of acquired cash, related to acquisition and investment activity of $35 million and $400 million.

Cash provided by (used in) financing activities was $(3) million and $14 million for Q2 2009 and Q2 2008. Cash provided by (used in) financing activities was $(292) million and $106 million for the six months ended June 30, 2009 and 2008. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations. Repayments on long-term debt and payments on capital lease obligations were $25 million and $36 million in Q2 2009 and Q2 2008, and $368 million and $60 million for the six months ended June 30, 2009 and 2008. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $20 million and $43 million for Q2 2009 and Q2 2008, and $70 million and $106 million for the six months ended June 30, 2009 and 2008.

We recorded net tax provisions of $39 million and $46 million in Q2 2009 and Q2 2008, and $108 million for both the six months ended June 30, 2009 and 2008. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $23 million and $15 million for Q2

2009 and Q2 2008, and $34 million and $23 million for the six months ended June 30, 2009 and 2008. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

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

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $885 million at June 30, 2009.

In July 2009, we entered into an agreement to acquire all of the outstanding shares and assume all outstanding options and warrants of Zappos.com, Inc. in exchange for approximately 10 million shares of our common stock, equal to approximately $807 million based on the average closing price for the 45 trading days ending on July 17, 2009. In addition, we will provide Zappos.com employees with $40 million in cash and restricted stock units. Subject to various closing conditions, including certain regulatory approvals, the acquisition is expected to close during the Fall of 2009.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover 2 was 12 and 13 for Q2 2009 and Q2 2008. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

[2]	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net Sales:
North America	$2,451	$2,168	$5,030	$4,294
International	2,200	1,895	4,511	3,904

Consolidated	$4,651	$4,063	$9,541	$8,198

Year-over-year Percentage Growth:
North America	13%	35%	17%	33%
International	16	47	16	46
Consolidated	14	41	16	39

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	13%	35%	18%	33%
International	28	34	28	32
Consolidated	20	35	22	33

Net Sales Mix:
North America	53%	53%	53%	52%
International	47	47	47	48

Consolidated	100%	100%	100%	100%

Revenue increased 14% in Q2 2009 and 16% for the six months ended June 30, 2009. Changes in currency exchange rates negatively affected net sales by $227 million for Q2 2009 and $496 million for the six months ended June 30, 2009. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 13% for Q2 2009 and 17% for the six months ended June 30, 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 16% for both Q2 2009 and the six months ended June 30, 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates negatively affected International net sales by $221 million for Q2 2009 and $479 million for the six months ended June 30, 2009.

North America media revenue was flat for Q2 2009, with declines in some categories, particularly video games and video game consoles, offset by growth in books.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Gross Profit:
North America	$672	$559	$1,366	$1,128
International	461	408	915	795

Consolidated	$1,133	$967	$2,281	$1,923

Gross Profit Growth Rate:
North America	20%	29%	21%	29%
International	13	52	15	45
Consolidated	17	38	19	35

Gross Margin:
North America	27.4%	25.8%	27.2%	26.3%
International	20.9	21.5	20.3	20.4
Consolidated	24.4	23.8	23.9	23.5

The increase in gross profit in absolute terms during Q2 2009 and for the six months ended June 30, 2009 compared with the comparable prior year periods corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales by other sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by other sellers on our websites, including sellers on Abebooks which we acquired in December 2008, represented 30% and 29% of unit sales for Q2 2009 and Q2 2008, and 30% and 29% for the six months ended June 30, 2009 and 2008. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q2 2009 and the six months ended June 30, 2009 increased compared to the comparable prior year periods due to increases in sales of products by other sellers and improvements in inventory management, including vendor pricing, partially offset by our efforts to continue reducing prices for our customers and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

International segment gross margins in Q2 2009 and the six months ended June 30, 2009 decreased compared to the comparable prior year periods due to our efforts to continue reducing prices for our customers, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, partially offset by improvements in inventory management, including vendor pricing, and increases in sales of products by other sellers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$185	$186	$375	$378
Outbound shipping costs	(332)	(314)	(689)	(634)

Net shipping cost	$(147)	$(128)	$(314)	$(256)

Year-over-year Percentage Growth:
Shipping revenue	—%	22%	(1)%	24%
Outbound shipping costs	6	38	9	36
Net shipping cost	14	71	22	59

Percent of Net Sales:
Shipping revenue	4.0%	4.6%	3.9%	4.6%
Outbound shipping costs	(7.1)	(7.8)	(7.2)	(7.7)

Net shipping cost	(3.1)%	(3.2)%	(3.3)%	(3.1)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,148	$1,148	$2,454	$2,354
Electronics and other general merchandise	1,187	920	2,359	1,746
Other (1)	116	100	217	194

Total North America	$2,451	$2,168	$5,030	$4,294

International
Media	$1,294	$1,258	$2,712	$2,596
Electronics and other general merchandise	882	611	1,756	1,265
Other (1)	24	26	43	43

Total International	$2,200	$1,895	$4,511	$3,904

Consolidated
Media	$2,442	$2,406	$5,166	$4,950
Electronics and other general merchandise	2,069	1,531	4,115	3,011
Other (1)	140	126	260	237

Total consolidated	$4,651	$4,063	$9,541	$8,198

Year-over-year Percentage Growth:
North America
Media	—%	25%	4%	23%
Electronics and other general merchandise	29	52	35	49
Other	16	38	12	39
Total North America	13	35	17	33
International
Media	3%	38%	4%	36%
Electronics and other general merchandise	45	68	39	69
Other	(8)	140	1	100
Total International	16	47	16	46
Consolidated
Media	1%	31%	4%	29%
Electronics and other general merchandise	35	58	37	57
Other	11	52	10	47
Total consolidated	14	41	16	39
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	12%	25%	15%	23%
Electronics and other general merchandise	60	52	55	54
Other	10	121	22	85
Total International	28	34	28	32
Consolidated
Media	7%	25%	10%	23%
Electronics and other general merchandise	41	52	44	51
Other	15	49	13	45
Total consolidated	20	35	22	33
Consolidated Net Sales Mix:
Media	52%	59%	54%	60%
Electronics and other general merchandise	45	38	43	37
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as other seller sites, miscellaneous marketing and promotional agreements, our co-branded credit card agreements, and Amazon Web Services.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008			Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net
Operating Expenses:
Fulfillment	$409	$(20)	$389	$361	$(16)	$345	$831	$(35)	$796	$715	$(27)	$688
Marketing	129	(5)	124	102	(4)	98	257	(9)	248	205	(6)	199
Technology and content	299	(46)	253	258	(40)	218	575	(82)	493	492	(71)	421
General and administrative	77	(14)	63	74	(13)	61	145	(26)	119	135	(23)	112
Other operating expense (income), net	60	—	60	(45)	—	(45)	71	—	71	(39)	—	(39)

Total operating expenses	$974	$(85)	$889	$750	$(73)	$677	$1,879	$(152)	$1,727	$1,508	$(127)	$1,381

Year-over-year Percentage Growth:
Fulfillment	13%		13%	40%		39%	16%		16%	38%		37%
Marketing	26		25	58		56	25		25	50		49
Technology and content	16		16	29		24	17		17	27		23
General and administrative	4		4	27		22	7		6	18		14

Percent of Net Sales:
Fulfillment	8.8%		8.4%	8.9%		8.5%	8.7%		8.3%	8.7%		8.4%
Marketing	2.8		2.7	2.5		2.4	2.7		2.6	2.5		2.4
Technology and content	6.4		5.5	6.4		5.4	6.0		5.2	6.0		5.1
General and administrative	1.6		1.3	1.8		1.5	1.5		1.2	1.6		1.4

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q2 2009 and for the six months ended June 30, 2009 compared to the comparable prior year period relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain seller transactions, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of revenue versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

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

Marketing costs increased in absolute dollars in Q2 2009 and for the six months ended June 30, 2009 compared to the comparable prior year period due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

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

During Q2 2009 and Q2 2008, we capitalized $46 million (including $9 million of stock-based compensation) and $41 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2009 and 2008, we capitalized $86 million (including $15 million of stock-based compensation) and $98 million (including $13 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $42 million and $36 million for Q2 2009 and Q2 2008, and $82 million and $68 million for the six months ended June 30, 2009 and 2008.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q2 2009 and for the six months ended June 30, 2009 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses, and professional service fees.

Stock-Based Compensation

SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock-based compensation was $85 million and $73 million during Q2 2009 and Q2 2008, and $152 million and $127 million for the six months ended June 30, 2009 and 2008. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $60 million and $(45) million during Q2 2009 and Q2 2008, and $71 million and $(39) million for the six months ended June 30, 2009 and 2008. The increase in other operating expense compared to comparable prior year periods is primarily attributable to the $51 million Toysrus.com LLC settlement, substantially all of which was expensed in Q2 2009. In Q2 2008, we recognized a $53 million noncash gain on the sale of our European DVD rental assets.

Interest Expense and Income

The primary component of our net interest expense is the interest we incurred on our long-term debt instruments. Interest expense was $7 million and $21 million during Q2 2009 and Q2 2008, and $19 million and $43 million for the six months ended June 30, 2009 and 2008 with the decline primarily relating to principal reductions on our long-term debt.

Our interest income was $8 million and $20 million during Q2 2009 and Q2 2008 and $20 million and $46 million for the six months ended June 30, 2009 and 2008. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Foreign-currency gain (loss) on intercompany balances	$16	$(8)	$—	$25
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	—	1	16	(28)
Other	3	(1)	8	—

Total other income (expense), net	$19	$(8)	$24	$(3)

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2009 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. See Item 1 of Part I, “Financial Statements — Note 8 — Income Taxes.”

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

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended June 30,						Six Months Ended June 30,
	2009			2008			2009			2008
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$4,878	$(227)	$4,651	$3,881	$182	$4,063	$10,037	$(496)	$9,541	$7,831	$367	$8,198
Gross profit	1,191	(58)	1,133	928	39	967	2,404	(123)	2,281	1,849	74	1,923
Operating expenses	1,002	(28)	974	728	22	750	1,940	(61)	1,879	1,464	44	1,508
Income from operations	189	(30)	159	200	17	217	464	(62)	402	384	31	415
Net interest income (expense) and other (3)	18	2	20	(1)	(8)	(9)	20	5	25	6	(6)	—
Net income	152	(10)	142	151	7	158	350	(31)	319	283	18	301
Diluted earnings per share	$0.34	$(0.02)	$0.32	$0.35	$0.02	$0.37	$0.80	$(0.07)	$0.73	$0.66	$0.04	$0.70

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.
(3)	Includes foreign-currency gains and losses on cross-currency investments, remeasurement of our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended June 30, 2009 and 2008 (in millions):

	Twelve Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$1,878	$1,088
Purchases of fixed assets, including internal-use software and website development	(336)	(272)

Free cash flow	$1,542	$816

Net cash used in investing activities	$(797)	$(934)

Net cash provided by (used in) financing activities	$(597)	$347

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

Guidance

We provided guidance on July 23, 2009, which excludes Zappos.com, Inc. financial results, in our earnings release furnished on Form 8-K as follows:

•	Net sales are expected to be between $4.75 billion and $5.25 billion, or to grow between 11% and 23% compared with third quarter 2008.

•	Operating income is expected to be between $120 million and $210 million, or between 22% decline and 36% growth compared with third quarter 2008. This guidance includes approximately $95 million

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

Foreign Exchange Risk

During Q2 2009, net sales from our International segment accounted for 47% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q2 2009 decreased by $221 million in comparison with Q2 2008.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2009 of $1.5 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $75 million, $150 million, or $305 million. All investments are classified as “available for sale,” as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at June 30, 2009 of $159 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $15 million, and $35 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2009, our recorded basis in equity investments was $94 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 28, 2009. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Against	Abstain
Jeffrey P. Bezos	382,657,840	3,988,010	3,440,622
Tom A. Alberg	385,443,829	4,187,460	455,183
John Seely Brown	387,716,657	2,264,531	105,284
L. John Doerr	377,975,546	11,863,488	246,439
William B. Gordon	385,095,844	4,878,339	112,290
Alain Monié	385,125,879	4,772,594	188,000
Thomas O. Ryder	364,687,037	25,073,708	325,728
Patricia Q. Stonesifer	385,727,531	4,132,354	226,587

The appointment of Ernst & Young LLP as our independent auditor was ratified by the vote set forth below:

Votes
For	385,241,482
Against	4,728,267
Abstain	116,724
Broker Non-Votes	—

Item 5. Other Information

None.

Item 6. Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ SHELLEY REYNOLDS
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: July 23, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.