Form 10-Q
period 2009-09-30
AMAZON COM INC
filed 2009-10-23
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

432,982,766 shares of common stock, par value $0.01 per share, outstanding as of October 19, 2009

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,936	$1,548	$2,769	$2,539	$1,650	$1,366
OPERATING ACTIVITIES:
Net income	199	118	518	420	743	627
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	96	76	266	210	343	273
Stock-based compensation	90	70	242	197	320	251
Other operating expense (income), net	9	7	80	(32)	90	(29)
Losses (gains) on sales of marketable securities, net	(1)	1	(3)	(2)	(3)	(2)
Other expense (income), net	(9)	(24)	(21)	(17)	(38)	(18)
Deferred income taxes	77	(17)	84	(47)	125	(144)
Excess tax charges (benefits) from stock-based compensation	17	(53)	(52)	(160)	(52)	(323)
Changes in operating assets and liabilities:
Inventories	(276)	(243)	(192)	(130)	(293)	(361)
Accounts receivable, net and other	(155)	(9)	28	106	(296)	(131)
Accounts payable	701	362	(372)	(524)	964	620
Accrued expenses and other	(3)	101	(131)	39	77	437
Additions to unearned revenue	197	121	610	286	772	366
Amortization of previously unearned revenue	(143)	(86)	(375)	(220)	(499)	(291)

Net cash provided by (used in) operating activities	799	424	682	126	2,253	1,275
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(103)	(102)	(236)	(231)	(337)	(305)
Acquisitions, net of cash acquired, and other	(5)	(8)	(40)	(408)	(127)	(436)
Sales and maturities of marketable securities and other investments	586	582	1,277	1,033	1,550	1,149
Purchases of marketable securities and other investments	(780)	(478)	(1,730)	(1,229)	(2,179)	(1,382)

Net cash provided by (used in) investing activities	(302)	(6)	(729)	(835)	(1,093)	(974)
FINANCING ACTIVITIES:
Excess tax benefits (charges) from stock-based compensation	(17)	53	53	160	52	323
Common stock repurchased	—	—	—	—	(100)	—
Proceeds from long-term debt and other	101	2	97	62	149	91
Repayments of long-term debt and capital lease obligations	(20)	(295)	(379)	(355)	(394)	(380)

Net cash provided by (used in) financing activities	64	(240)	(229)	(133)	(293)	34
Foreign-currency effect on cash and cash equivalents	17	(76)	21	(47)	(3)	(51)

Net increase (decrease) in cash and cash equivalents	578	102	(255)	(889)	864	284

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,514	$1,650	$2,514	$1,650	$2,514	$1,650

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2	$14	$30	$61	$32	$62
Cash paid for income taxes	10	5	44	28	69	38
Fixed assets acquired under capital leases and other financing arrangements	60	37	97	104	141	136
Fixed assets acquired under build-to-suit leases	16	19	133	35	170	50
Conversion of debt	—	132	—	605	—	605

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$5,449	$4,264	$14,989	$12,463
Cost of sales	4,176	3,265	11,435	9,541

Gross profit	1,273	999	3,554	2,922

Operating expenses (1):
Fulfillment	466	393	1,297	1,109
Marketing	149	108	406	313
Technology and content	315	264	890	755
General and administrative	83	73	228	208
Other operating expense (income), net	9	7	80	(32)

Total operating expenses	1,022	845	2,901	2,353

Income from operations	251	154	653	569
Interest income	7	21	28	67
Interest expense	(7)	(17)	(26)	(60)
Other income (expense), net	11	24	35	22

Total non-operating income (expense)	11	28	37	29

Income before income taxes	262	182	690	598
Provision for income taxes	(60)	(59)	(169)	(167)
Equity-method investment activity, net of tax	(3)	(5)	(3)	(11)

Net income	$199	$118	$518	$420

Basic earnings per share	$0.46	$0.28	$1.20	$1.00

Diluted earnings per share	$0.45	$0.27	$1.18	$0.97

Weighted average shares used in computation of earnings per share:
Basic	432	427	431	421

Diluted	441	436	439	431

(1) Includes stock-based compensation as follows:
Fulfillment	$22	$15	$57	$42
Marketing	5	4	14	10
Technology and content	48	38	130	109
General and administrative	15	13	41	36

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,514	$2,769
Marketable securities	1,487	958
Inventories	1,617	1,399
Accounts receivable, net and other	671	827
Deferred tax assets	80	204

Total current assets	6,369	6,157
Fixed assets, net	1,086	854
Deferred tax assets	206	145
Goodwill	457	438
Other assets	854	720

Total assets	$8,972	$8,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,354	$3,594
Accrued expenses and other	1,183	1,152

Total current liabilities	4,537	4,746
Long-term debt	116	409
Other long-term liabilities	734	487
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 449 and 445
Outstanding shares — 433 and 428	4	4
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	4,428	4,121
Accumulated other comprehensive loss	(35)	(123)
Accumulated deficit	(212)	(730)

Total stockholders’ equity	3,585	2,672

Total liabilities and stockholders’ equity	$8,972	$8,314

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

Principles of Consolidation

The consolidated financial statements include the accounts of Amazon.com, Inc. (“the Company”), its wholly-owned subsidiaries, and those entities (relating primarily to www.amazon.cn) in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities. Estimates are used for, but not limited to, valuation of investments, collectability of receivables, sales returns, incentive discount offers, valuation of inventory, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through October 22, 2009, the day the financial statements were issued.

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

Accounts Receivable, Net and Other

Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At September 30, 2009 and December 31, 2008, vendor receivables, net, were $243 million and $400 million, and customer receivables, net, were $285 million and $311 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $84 million and $81 million at September 30, 2009 and December 31, 2008.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software are expensed as incurred. During Q3 2009 and Q3 2008, we capitalized $48 million (including $10 million of stock-based compensation) and $41 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2009 and 2008, we capitalized $134 million (including $25 million of stock-based compensation) and $139 million (including $20 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $44 million and $37 million for Q3 2009 and Q3 2008, and $126 million and $105 million for the nine months ended September 30, 2009 and 2008.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years or less for assets such as internal-use software, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of sales.” Depreciation expense for fixed assets was $96 million and $80 million for Q3 2009 and Q3 2008, and $276 million and $225 million for the nine months ended September 30, 2009 and 2008.

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

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the investees’ earnings or losses and amortization of the related intangible assets, if any, is classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence, are accounted for using the cost method of accounting. Under the cost method, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. We classify our equity investments that have readily determinable fair values as available-for-sale and record these investments at their fair values with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”

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

Accrued Expenses and Other

Included in “Accrued expenses and other” at September 30, 2009 and December 31, 2008 were liabilities of $260 million and $270 million for unredeemed gift certificates. We reduce the liability for a gift certificate when it is applied to an order. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $372 million and $191 million at September 30, 2009 and December 31, 2008. Non-current unearned revenue was $103 million and $46 million at September 30, 2009 and December 31, 2008.

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

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. We allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our tax contingencies in income tax expense.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $208 million and $191 million for Q3 2009 and Q3 2008, and $583 million and $569 million for the nine months ended September 30, 2009 and 2008. Outbound shipping-related costs are included in “Cost of sales” and totaled $388 million and $323 million for Q3 2009 and Q3 2008, and $1.1 billion and $957 million for the nine months ended September 30, 2009 and 2008. The net cost to us of shipping activities was $180 million and $132 million for Q3 2009 and Q3 2008, and $494 million and $388 million for the nine months ended September 30, 2009 and 2008.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167, which is incorporated in Accounting Standards Codification (“ASC”) Topic 810, Consolidation, requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in Q3 2009 and include references to the ASC within our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2009 and December 31, 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in millions):

	September 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$320	$—	$—	$320
Money market funds	2,178	—	—	2,178
Foreign government and agency securities	1,223	9	—	1,232
U.S. government and agency securities	361	6	—	367
Corporate debt securities (1)	151	6	—	157
Asset-backed securities	47	1	—	48
Other fixed income securities	1	—	—	1
Equity securities	1	—	—	1

	$4,282	$22	$—	$4,304

Less: Long-term marketable securities (2)				(303)

Total cash, cash equivalents, and marketable securities				$4,001

(1)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
(2)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 4 — Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities, including Euro-denominated securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized gains	$1	$3	$7	$8
Realized losses	—	4	4	6

Realized gains and losses are included in “Other income (expense), net” on our consolidated statements of operations.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$320	$—	$—	$—	$320
Money market funds	—	2,178	—	—	2,178
Foreign government and agency securities	—	—	1,232	—	1,232
U.S. government and agency securities	—	—	367	—	367
Corporate debt securities	—	—	157	—	157
Asset-backed securities	—	—	48	—	48
Other fixed income securities	—	—	1	—	1
Equity securities	—	1	—	—	1

	$320	$2,179	$1,805	$—	$4,304

	December 31, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$355	$—	$—	$—	$355
Money market funds	—	1,682	—	—	1,682
Foreign government and agency securities	—	—	1,128	—	1,128
Corporate debt securities	—	—	194	—	194
U.S. government and agency securities	—	—	594	—	594
Asset-backed securities	—	—	58	—	58
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$355	$1,683	$1,997	$—	$4,035

Note 3 — Long-Term Debt

In February 2008, our Board of Directors authorized a debt repurchase program, pursuant to which in Q1 2009 we redeemed the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% Premium Adjustable Convertible Securities (“PEACS”).

Note 4 — Commitments and Contingencies

Commitments

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $42 million and $38 million for Q3 2009 and Q3 2008, and $125 million and $117 million for the nine months ended September 30, 2009 and 2008.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington with initial terms of up to 16 years commencing on completion of development between 2010 and 2013, with options to extend for two five-year periods. We expect to occupy approximately 1.7 million square feet of office space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for some of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of September 30, 2009:

	Three Months Ended December 31, 2009
		Year Ended December 31,
		2010	2011	2012	2013	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal	$17	$7	$41	$33	$35	$—	$133
Debt interest	2	8	7	2	1	—	20
Capital leases, including interest	30	110	76	31	6	1	254
Operating leases	39	145	123	113	109	393	922
Other commitments (1) (2)	31	173	75	92	79	1,278	1,728

Total commitments	$119	$443	$322	$271	$230	$1,672	$3,057

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.7 million square feet of corporate office space being developed in Seattle, Washington. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(2)	Excludes $175 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any. See “Note 1 — Accounting Policies — Income Taxes.”

In July 2009, we entered into an agreement to acquire all of the outstanding shares and assume all outstanding options and warrants of Zappos.com, Inc. in exchange for approximately 10 million shares of our common stock. In addition, we will provide Zappos.com employees with $40 million in cash and restricted stock units. Subject to various closing conditions, the acquisition is expected to close during Q4 2009.

Pledged Securities

We have pledged or otherwise restricted a portion of our cash and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2008	$138	$160	$10	$308
Net change in collateral pledged	(2)	—	(6)	(8)

Balance at September 30, 2009	$136	$160	$4	$300

(1)	Represents collateral for certain debt related to our international operations.
(2)	At September 30, 2009, our market capitalization was $40.4 billion. The required amount of collateral to be pledged will increase by $5 million if our market capitalization is equal to or below $18 billion and by an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

In June 2001, Audible, Inc., our subsidiary acquired in March 2008, was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuit also named certain of the offering’s underwriters, as well as Audible’s officers and directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for Audible’s offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Audible’s stock. Audible and its officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In March 2009, all parties, including Audible, reached a settlement of these class actions that would resolve this dispute entirely with no payment required from Audible. The settlement was approved by the Court in October 2009.

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

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). In August 2009, the case was tried and the jury ruled that Amazon was not liable on Cordance’s claims. An appeal is expected.

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

In May 2009, Actus, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website and payments technology infringe four patents owned by Actus, all purporting to cover a “Method And Apparatus For Conducting Electronic Commerce Transactions Using Electronic Tokens” (U.S. Patent Nos. 7,328,189; 7,249,099; 7,177,838; and 7,376,621) and seeks injunctive relief, monetary damages, costs and attorneys fees. In September 2009, we were dismissed from the lawsuit with prejudice.

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

In September 2009, SpeedTrack, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that our website technology infringes a patent owned by SpeedTrack purporting to cover a “Method For Accessing Computer Files and Data, Using Linked Categories Assigned to Each Data File Record on Entry of the Data File Record” (U.S. Patent Nos. 5,544,360) and seeks injunctive relief, monetary damages, enhanced damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2009, Alcatel-Lucent USA Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology and digital content distribution systems infringe six of Alcatel-Lucent’s patents and seeks injunctive relief, monetary damages, a continuing royalty sufficient to compensate Alcatel-Lucent for any future infringement, treble damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2009, Eolas Technologies Incorporated filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2009, Leon Stambler filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our use of secure online payments systems and services infringes two patents owned by Stambler purporting to cover a “Method for Securing Information Relevant to a Transaction” (U.S. Patent Nos. 5,793,302 and 5,974,148) and seeks monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 7 — Income Taxes.”

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 0.5 million and 0.9 million shares of common stock during Q3 2009 and Q3 2008 with a per share weighted average fair value of $86.68 and $76.59. For the nine months ended September 30, 2009 and 2008, we granted restricted stock units representing 5.3 million and 6.4 million shares of common stock with a per share weighted average fair value of $73.78 and $75.06. Our annual stock awards are granted in the second quarter.

Common shares outstanding plus shares underlying outstanding stock awards totaled 451 million and 446 million at September 30, 2009 and December 31, 2008. These totals include all stock-based awards outstanding, without regard for estimated forfeitures.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2009 (in millions):

Number of Units
Outstanding at December 31, 2008	16.7
Units granted	5.3
Units vested	(4.0)
Units cancelled	(0.8)

Outstanding at September 30, 2009	17.2

Scheduled vesting for outstanding restricted stock units at September 30, 2009 is as follows (in millions):

	Three Months Ended December 31, 2009
		Year Ended December 31,
		2010	2011	2012	2013	Thereafter	Total
Scheduled vesting—restricted stock units	2.0	5.9	5.4	2.4	1.1	0.4	17.2

As of September 30, 2009, there was $415 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

Note 6 — Comprehensive Income

Comprehensive income was $222 million and $40 million for Q3 2009 and Q3 2008, and $606 million and $342 million for the nine months ended September 30, 2009 and 2008. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. We reached a settlement with Toysrus.com LLC for $51 million, substantially all of which was expensed in Q2 2009. The U.S. federal tax impact related to this settlement is included in the total tax provision as a discrete item in Q2 2009. Included in the total tax provision as a discrete item during Q2 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate. Cash paid for income taxes was $10 million and $5 million in Q3 2009 and Q3 2008, and $44 million and $28 million for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009 and December 31, 2008, tax contingencies were $175 million and $166 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow over the next 12 months in comparable amounts to the prior 12 months. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next 12 months.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2008 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2004 through 2008, France for 2006 through 2008, Germany for 2003 through 2008, Luxembourg for 2004 through 2008, and the United Kingdom for 2003 through 2008. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $123 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment have been stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2008.

Note 8 — Segment Information

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
North America
Net sales	$2,843	$2,302	$7,872	$6,597
Cost of sales	2,091	1,716	5,754	4,883

Gross profit	752	586	2,118	1,714
Direct segment operating expenses	596	498	1,687	1,400

Segment operating income	$156	$88	$431	$314

International
Net sales	$2,606	$1,962	$7,117	$5,866
Cost of sales	2,085	1,549	5,681	4,658

Gross profit	521	413	1,436	1,208
Direct segment operating expenses	327	270	892	788

Segment operating income	$194	$143	$544	$420

Consolidated
Net sales	$5,449	$4,264	$14,989	$12,463
Cost of sales	4,176	3,265	11,435	9,541

Gross profit	1,273	999	3,554	2,922
Direct segment operating expenses	923	768	2,579	2,188

Segment operating income	350	231	975	734
Stock-based compensation	(90)	(70)	(242)	(197)
Other operating income (expense), net	(9)	(7)	(80)	32

Income from operations	251	154	653	569
Total non-operating income (expense)	11	28	37	29
Provision for income taxes	(60)	(59)	(169)	(167)
Equity-method investment activity, net of tax	(3)	(5)	(3)	(11)

Net income	$199	$118	$518	$420

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

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2008 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $17 million at September 30, 2009.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate fair value using discounted cash flows of reporting units. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on category expansion, pricing expectations, market segment penetration and general economic conditions. Additionally, certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the year, management monitors the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, we did not identify any triggering events which would require an update to our annual impairment test. A 10% decrease in the fair value of any of our reporting units as of December 31, 2008 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2009 closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize the expense as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, current economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have an approximately $15 million impact on our Q3 2009 consolidated operating income. Our estimated forfeiture rates at September 30, 2009 and December 31, 2008 were 34.7% and 37.1%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2009	2008	2009	2008	2009	2008
	(in millions)		(in millions)		(in millions)
Operating activities	$799	$424	$682	$126	$2,253	$1,275
Investing activities	(302)	(6)	(729)	(835)	(1,093)	(974)
Financing activities	64	(240)	(229)	(133)	(293)	34

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.9 billion for the trailing twelve months ended September 30, 2009, compared to $970 million for the trailing twelve months ended September 30, 2008, an increase of 98%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended September 30, 2009 compared to the comparable prior year period was due to changes in working capital, increased operating income, decreased tax benefits on excess stock-based compensation deductions, and increased deferred revenue. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $4.0 billion and $3.7 billion at September 30, 2009 and December 31, 2008. Amounts held in foreign currencies were $1.9 billion and $1.7 billion at September 30, 2009 and December 31, 2008, and were primarily Euros, British Pounds, and Japanese Yen. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Income Taxes.”

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

Cash provided by operating activities was $799 million and $424 million for Q3 2009 and Q3 2008. Cash provided by operating activities was $682 million and $126 million for the nine months ended September 30, 2009 and 2008. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as other seller services, miscellaneous marketing and promotional agreements, our co-branded credit card agreements and Amazon Web Services, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including leasehold improvements and internal-use software and website development costs. Cash used in investing activities was $302 million and $6 million for Q3 2009 and Q3 2008. Cash used in investing activities was $729 million and $835 million for the nine months ended September 30, 2009 and 2008, with the variability caused primarily by decreased acquisition activity in 2009. Capital expenditures were $103 million and $102 million during Q3 2009 and Q3 2008 and $236 million and $231 million for the nine months ended September 30, 2009 and 2008. Capital expenditures included $38 million and $34 million for internal-use software and website development during Q3 2009 and Q3 2008, and $109 million and $96 million for the nine months ended September 30, 2009 and 2008. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During the nine months ended September 30, 2009 and 2008, we made cash payments, net of acquired cash, related to acquisition and investment activity of $40 million and $408 million.

Cash provided by (used in) financing activities was $64 million and $(240) million for Q3 2009 and Q3 2008. Cash used in financing activities was $(229) million and $(133) million for the nine months ended September 30, 2009 and 2008. Cash outflows from financing activities result from repayments of long-term debt and payments on capital lease obligations. Repayments on long-term debt and payments on capital lease obligations were $20 million and $295 million in Q3 2009 and Q3 2008, and $379 million and $355 million for the nine months ended September 30, 2009 and 2008. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits (charges) related to stock-based compensation deductions were $(17) million and $53 million for Q3 2009 and Q3 2008, and $53 million and $160 million for the nine months ended September 30, 2009 and 2008.

We recorded net tax provisions of $60 million and $59 million in Q3 2009 and Q3 2008, and $169 million and $167 million for the nine months ended September 30, 2009 and 2008. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $10 million and $5 million for Q3 2009 and Q3 2008, and $44 million and $28 million for the nine months ended September 30, 2009 and 2008. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In February 2008, our Board of Directors authorized a debt repurchase program, pursuant to which in Q1 2009 we redeemed the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% PEACS. In February 2008, our Board of Directors authorized a 24-month program to repurchase up to $1 billion of our common stock, pursuant to which we repurchased $100 million of our common stock in 2008. We did not repurchase common stock for the nine months ended September 30, 2009.

See Item 1 of Part I, “Financial Statements — Note 4 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $1.7 billion at September 30, 2009.

In July 2009, we entered into an agreement to acquire all of the outstanding shares and assume all outstanding options and warrants of Zappos.com, Inc. in exchange for approximately 10 million shares of our common stock. In addition, we will provide Zappos.com employees with $40 million in cash and restricted stock units. Subject to various closing conditions, the acquisition is expected to close during Q4 2009.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover2 was 12 for both Q3 2009 and Q3 2008. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net Sales:
North America	$2,843	$2,302	$7,872	$6,597
International	2,606	1,962	7,117	5,866

Consolidated	$5,449	$4,264	$14,989	$12,463

Year-over-year Percentage Growth:
North America	23%	29%	19%	32%
International	33	33	21	41
Consolidated	28	31	20	36

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	24%	29%	20%	31%
International	35	28	30	31
Consolidated	29	28	25	31

Net Sales Mix:
North America	52%	54%	53%	53%
International	48	46	47	47

Consolidated	100%	100%	100%	100%

Revenue increased 28% in Q3 2009 and 20% for the nine months ended September 30, 2009. Changes in currency exchange rates negatively affected net sales by $41 million for Q3 2009 and $537 million for the nine months ended September 30, 2009. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 23% for Q3 2009 and 19% for the nine months ended September 30, 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise.

The International revenue growth rate was 33% for Q3 2009 and 21% for the nine months ended September 30, 2009. This revenue growth primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise. Additionally, changes in currency exchange rates negatively affected International net sales by $39 million for Q3 2009 and $518 million for the nine months ended September 30, 2009.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Gross Profit:
North America	$752	$586	$2,118	$1,714
International	521	413	1,436	1,208

Consolidated	$1,273	$999	$3,554	$2,922

Gross Profit Growth Rate:
North America	28%	28%	24%	29%
International	26	37	19	42
Consolidated	27	31	22	34

Gross Margin:
North America	26.5%	25.5%	26.9%	26.0%
International	20.0	21.1	20.2	20.6
Consolidated	23.4	23.4	23.7	23.4

The increase in gross profit in absolute terms during Q3 2009 and for the nine months ended September 30, 2009 compared with the comparable prior year periods corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales by other sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by other sellers on our websites, including sellers on Abebooks which we acquired in December 2008, represented 31% of unit sales for both Q3 2009 and Q3 2008, and 31% and 30% for the nine months ended September 30, 2009 and 2008. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates — see “Effect of Exchange Rates” below.

North America segment gross margins in Q3 2009 and the nine months ended September 30, 2009 increased compared to the comparable prior year periods due to increases in other revenue, sales of products by other sellers, and improvements in inventory management, including vendor pricing, partially offset by our efforts to continue reducing prices for our customers and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

International segment gross margins in Q3 2009 and the nine months ended September 30, 2009 decreased compared to the comparable prior year periods due to our efforts to continue reducing prices for our customers, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, partially offset by improvements in inventory management, including vendor pricing, and increases in sales of products by other sellers.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$208	$191	$583	$569
Outbound shipping costs	(388)	(323)	(1,077)	(957)

Net shipping cost	$(180)	$(132)	$(494)	$(388)

Year-over-year Percentage Growth:
Shipping revenue	8%	12%	2%	20%
Outbound shipping costs	20	24	12	32
Net shipping cost	37	48	27	55

Percent of Net Sales:
Shipping revenue	3.8%	4.5%	3.9%	4.6%
Outbound shipping costs	(7.1)	(7.6)	(7.2)	(7.7)

Net shipping cost	(3.3)%	(3.1)%	(3.3)%	(3.1)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,412	$1,245	$3,865	$3,599
Electronics and other general merchandise	1,293	950	3,652	2,697
Other (1)	138	107	355	301

Total North America	$2,843	$2,302	$7,872	$6,597

International
Media	$1,517	$1,249	$4,229	$3,845
Electronics and other general merchandise	1,064	690	2,821	1,955
Other (1)	25	23	67	66

Total International	$2,606	$1,962	$7,117	$5,866

Consolidated
Media	$2,929	$2,494	$8,094	$7,444
Electronics and other general merchandise	2,357	1,640	6,473	4,652
Other (1)	163	130	422	367

Total consolidated	$5,449	$4,264	$14,989	$12,463

Year-over-year Percentage Growth:
North America
Media	13%	15%	7%	20%
Electronics and other general merchandise	36	51	35	50
Other	29	41	18	40
Total North America	23	29	19	32
International
Media	22%	24%	10%	32%
Electronics and other general merchandise	54	54	44	64
Other	4	49	2	78
Total International	33	33	21	41
Consolidated
Media	17%	19%	9%	26%
Electronics and other general merchandise	44	52	39	55
Other	25	42	15	45
Total consolidated	28	31	20	36
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	22%	18%	17%	22%
Electronics and other general merchandise	58	48	56	52
Other	14	52	19	71
Total International	35	28	30	31
Consolidated
Media	18%	17%	13%	21%
Electronics and other general merchandise	45	49	44	51
Other	26	43	18	44
Total consolidated	29	28	25	31
Consolidated Net Sales Mix:
Media	54%	59%	54%	60%
Electronics and other general merchandise	43	38	43	37
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as miscellaneous marketing and promotional agreements, Amazon Web Services, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net
Operating Expenses:
Fulfillment	$466	$(22)	$444	$393	$(15)	$378	$1,297	$(57)	$1,240	$1,109	$(42)	$1,067
Marketing	149	(5)	144	108	(4)	104	406	(14)	392	313	(10)	303
Technology and content	315	(48)	267	264	(38)	226	890	(130)	760	755	(109)	646
General and administrative	83	(15)	68	73	(13)	60	228	(41)	187	208	(36)	172
Other operating expense (income), net	9	—	9	7	—	7	80	—	80	(32)	—	(32)

Total operating expenses	$1,022	$(90)	$932	$845	$(70)	$775	$2,901	$(242)	$2,659	$2,353	$(197)	$2,156

Year-over-year Percentage Growth:
Fulfillment	18%		17%	33%		33%	17%		16%	36%		36%
Marketing	37		37	46		45	29		29	48		48
Technology and content	19		18	26		25	18		18	27		23
General and administrative	14		15	29		28	10		9	22		18

Percent of Net Sales:
Fulfillment	8.5%		8.2%	9.2%		8.9%	8.7%		8.3%	8.9%		8.6%
Marketing	2.7		2.6	2.5		2.5	2.7		2.6	2.5		2.4
Technology and content	5.8		4.9	6.2		5.3	5.9		5.1	6.1		5.2
General and administrative	1.5		1.3	1.7		1.4	1.5		1.2	1.7		1.4

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars in Q3 2009 and for the nine months ended September 30, 2009 compared to the comparable prior year periods relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

Marketing costs increased in absolute dollars in Q3 2009 and for the nine months ended September 30, 2009 compared to the comparable prior year periods due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

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

During Q3 2009 and Q3 2008, we capitalized $48 million (including $10 million of stock-based compensation) and $41 million (including $7 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2009 and 2008, we capitalized $134 million (including $25 million of stock-based compensation) and $139 million (including $20 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $44 million and $37 million for Q3 2009 and Q3 2008, and $126 million and $105 million for the nine months ended September 30, 2009 and 2008.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q3 2009 and for the nine months ended September 30, 2009 compared to the comparable prior year periods is primarily due to increases in professional service fees and payroll and related expenses.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock-based compensation was $90 million and $70 million during Q3 2009 and Q3 2008, and $242 million and $197 million for the nine months ended September 30, 2009 and 2008. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $9 million and $7 million during Q3 2009 and Q3 2008, and $80 million and $(32) million for the nine months ended September 30, 2009 and 2008. The increase in other operating expense for the nine months ended September 30, 2009 is primarily attributable to the $51 million Toysrus.com LLC settlement, substantially all of which was expensed in Q2 2009. In Q2 2008, we recognized a $53 million noncash gain on the sale of our European DVD rental assets.

Interest Expense and Income

The primary component of our net interest expense is the interest we incurred on our long-term debt instruments. Interest expense was $7 million and $17 million during Q3 2009 and Q3 2008, and $26 million and $60 million for the nine months ended September 30, 2009 and 2008 with the decline primarily relating to principal reductions on our long-term debt.

Our interest income was $7 million and $21 million during Q3 2009 and Q3 2008 and $28 million and $67 million for the nine months ended September 30, 2009 and 2008. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Foreign-currency gain (loss) on intercompany balances	$10	$(16)	$10	$9
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	—	40	16	12
Other	1	—	9	1

Total other income (expense), net	$11	$24	$35	$22

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2009 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. See Item 1 of Part I, “Financial Statements — Note 7 — Income Taxes.”

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

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009			2008			2009			2008
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$5,490	$(41)	$5,449	$4,184	$80	$4,264	$15,526	$(537)	$14,989	$12,016	$447	$12,463
Gross profit	1,290	(17)	1,273	984	15	999	3,694	(140)	3,554	2,833	89	2,922
Operating expenses	1,029	(7)	1,022	835	10	845	2,970	(69)	2,901	2,300	53	2,353
Income from operations	261	(10)	251	149	5	154	724	(71)	653	533	36	569
Net interest income (expense) and other (3)	—	11	11	3	25	28	5	32	37	10	19	29
Net income	198	1	199	98	20	118	547	(29)	518	382	38	420
Diluted earnings per share	$0.45	$—	$0.45	$0.22	$0.05	$0.27	$1.25	$(0.07)	$1.18	$0.88	$0.09	$0.97

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances and 6.875% PEACS, which we redeemed in Q1 2009.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for the trailing twelve months ended September 30, 2009 and 2008 (in millions):

	Twelve Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$2,253	$1,275
Purchases of fixed assets, including internal-use software and website development	(337)	(305)

Free cash flow	$1,916	$970

Net cash provided by (used in) investing activities	$(1,093)	$(974)

Net cash provided by (used in) financing activities	$(293)	$34

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

Guidance

We provided guidance on October 22, 2009 in our earnings release furnished on Form 8-K. This guidance excludes the impact of Zappos.com, Inc., including approximately $35 million of expenses related primarily to employee compensation costs, amortization of intangibles, and merger-related expenses that would be recognized in the fourth quarter 2009 if the transaction closes as planned.

Fourth Quarter 2009 Guidance

•	Net sales are expected to be between $8.125 billion and $9.125 billion, or to grow between 21% and 36% compared with fourth quarter 2008.

•

Operating income is expected to be between $300 million and $425 million, or to grow between 10% and 56% compared with fourth quarter 2008. This guidance includes approximately $100 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q3 2009, net sales from our International segment accounted for 48% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q3 2009 decreased by $39 million in comparison with Q3 2008.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2009 of $1.9 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $95 million,

$185 million, or $375 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at September 30, 2009 of $237 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $10 million, $25 million, and $50 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2009, our recorded basis in equity investments was $92 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/ acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand into our market segments. In addition, new and enhanced technologies, including search, web services, and digital, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

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

In 2004, we acquired Joyo.com Limited, which is organized under the laws of the British Virgin Islands and, through a People’s Republic of China (“PRC”) entity, provides technology and services for the Joyo Amazon websites. The PRC regulates Joyo Amazon’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media and other products. In order to meet local ownership and regulatory licensing requirements, Joyo Amazon’s business is operated by PRC companies owned by nominee shareholders who are PRC nationals. Although we believe Joyo Amazon’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo Amazon (including its subsidiary and affiliates) were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo Amazon were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

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

Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering or adopted initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If these initiatives are successful, we could be required to collect sales and use taxes in additional states or change our business practices. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

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

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: October 22, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1	Agreement and Plan of Merger, dated July 22, 2009, among Amazon.com, Inc., Zeta Acquisition, Inc., Zappos.com, Inc. and Alfred Lin (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 24, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.