Form 10-K
period 2009-12-31
AMAZON COM INC
filed 2010-01-29
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009	$27,774,449,254
Number of shares of common stock outstanding as of January 22, 2010	444,546,442

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

General

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumers, sellers, and developers. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

We have organized our operations into two principal segments: North America and International. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales.

Consumers

We serve consumers through our retail websites, and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. We also manufacture and sell the Kindle e-reader. We strive to offer our customers the lowest prices possible through low everyday product pricing and free shipping offers, including Amazon Prime, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service.

We fulfill customer orders in a number of ways, including through the U.S. and international fulfillment centers and warehouses that we operate, through co-sourced and outsourced arrangements in certain countries, and through digital delivery. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”

Sellers

We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We are not the seller of record in these transactions, but instead earn fixed fees, revenue share fees, per-unit activity fees, or some combination thereof.

Developers

We serve developers through Amazon Web Services, which provides access to technology infrastructure that developers can use to enable virtually any type of business.

Competition

Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers, and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, and customer service; (5) companies that provide infrastructure web services or other information storage or computing services or products; and (6) companies that design, manufacture, market, or sell digital media devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and developer services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, service marks, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 39%, 35%, and 38% of our annual revenue during the fourth quarter of 2009, 2008, and 2007.

Employees

We employed approximately 24,300 full-time and part-time employees at December 31, 2009. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Available Information

Our investor relations website is www.amazon.com/ir. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Corporate Governance” our Code of Business Conduct and Ethics.

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of January 19, 2010:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	46	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	40	Senior Vice President, Business Development
Sebastian J. Gunningham	47	Senior Vice President, Seller Services
Andrew R. Jassy	42	Senior Vice President, Web Services
Steven Kessel	44	Senior Vice President, Worldwide Digital Media
Marc A. Onetto	59	Senior Vice President, Worldwide Operations
Diego Piacentini	49	Senior Vice President, International Retail
Shelley L. Reynolds	45	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	49	Senior Vice President and Chief Financial Officer
H. Brian Valentine	50	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	43	Senior Vice President, North America Retail
L. Michelle Wilson	46	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.

Jeffrey M. Blackburn.    Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006. From June 2004 to April 2006, he was Vice President, Business Development.

Sebastian J. Gunningham.    Mr. Gunningham has served as Senior Vice President, Seller Services, since joining Amazon.com in March 2007. Prior to joining Amazon.com, Mr. Gunningham was President of First Data Utilities from August 2006 to February 2007, following First Data’s acquisition of Peace Software, Inc., where he was Chief Executive Officer from February 2004 to August 2006.

Andrew R. Jassy.    Mr. Jassy has served as Senior Vice President, Web Services, since April 2006. From January 2005 to April 2006, he was Vice President, Web Services.

Steven Kessel.    Mr. Kessel has served as Senior Vice President, Worldwide Digital Media, since April 2006. From April 2004 to April 2006, he was Vice President, Digital.

Marc A. Onetto.    Mr. Onetto has served as Senior Vice President, Worldwide Operations, since joining Amazon.com in December 2006. Prior to joining Amazon.com, Mr. Onetto was Executive Vice President, Worldwide Operations, at Solectron Corporation, an electronics manufacturing and technology company, from June 2003 to June 2006.

Diego Piacentini.    Mr. Piacentini has served as Senior Vice President, International Retail, since January 2007. From November 2001 to December 2006, Mr. Piacentini served as Senior Vice President, Worldwide Retail and Marketing.

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

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since joining Amazon.com in October 2002.

H. Brian Valentine.    Mr. Valentine has served as Senior Vice President, Ecommerce Platform, since joining Amazon.com in September 2006. Prior to joining Amazon.com, Mr. Valentine held various positions with Microsoft Corporation, including Senior Vice President, Windows Core Operating System Division, from January 2004 to September 2006.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, North America Retail, since January 2007. From January 2002 to December 2006, he was Senior Vice President, Worldwide Operations.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since July 2003.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	46	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	69	Managing Director, Madrona Venture Group
John Seely Brown	69	Visiting Scholar and Advisor to the Provost, University of Southern California
L. John Doerr	58	Partner, Kleiner Perkins Caufield & Byers
William B. Gordon	59	Partner, Kleiner Perkins Caufield & Byers
Alain Monié	59	President and Chief Operating Officer, Ingram Micro Inc.
Thomas O. Ryder	65	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	53	Chair, Board of Regents, Smithsonian Institution

Item 1A.    Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

We Face Intense Competition

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital content and digital media devices, and web services. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing.

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

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new product or service offerings, which include seller services, digital, web services and electronic devices. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage of the Internet and e-commerce, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop and maintain international operations and websites and promote our brand internationally. Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•

government regulation of e-commerce, other online services and electronic devices and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

•

restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

•	business licensing or certification requirements, such as for imports, exports and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of workers’ councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We provide e-commerce services to other businesses through our seller programs and other commercial agreements, strategic alliances and business relationships. Under these agreements, we provide technology, fulfillment and other services, as well as enable sellers to offer products or services through our websites and power their websites. These arrangements are complex and require substantial personnel and resource commitments by us, which may limit the agreements we are able to enter into and our ability to integrate and deliver services under them. If we fail to implement, maintain, and develop the components of these commercial relationships, which may include fulfillment, customer service, inventory management, tax collection, payment processing, licensing of third-party software, hardware, and content, and engaging third parties to perform hosting and other services, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining or developing these services.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of tangible assets, such as inventory, and intangible assets and goodwill acquired in the acquisitions;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

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

We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile

We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	quarterly variations in operating results;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

Government Regulation of the Internet, E-commerce and Other Aspects of Our Business Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

Our Vendor Relationships Subject Us to a Number of Risks

We have significant vendors that are important to our sourcing, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise, content, components or services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2009, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (1)
	(in thousands)
Corporate office facilities	1,565	North America	From 2010 through 2017
Corporate office facilities	422	International	From 2010 through 2016

Sub-total	1,987

Fulfillment and warehouse operations	11,848	North America	From 2010 through 2019
Fulfillment and warehouse operations	5,739	International	From 2010 through 2022

Sub-total	17,587

Data center, customer service and other	553	North America	From 2010 through 2023
Data center, customer service and other	197	International	From 2010 through 2016

Sub-total	750

Total	20,324

(1)	Represents the total leased space excluding sub-leased space.

We lease our corporate headquarters in Seattle, Washington. Additionally, we lease corporate office, fulfillment and warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

Item 3.    Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies—Legal Proceedings.”

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2009.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low per share sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2008
First Quarter	$97.43	$61.20
Second Quarter	84.88	70.65
Third Quarter	91.75	61.32
Fourth Quarter	71.99	34.68
Year ended December 31, 2009
First Quarter	$75.61	$47.63
Second Quarter	88.56	71.71
Third Quarter	94.50	75.41
Fourth Quarter	145.91	88.27

Holders

As of January 22, 2010, there were 3,544 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Income Statement:
Net sales	$24,509	$19,166	$14,835	$10,711	$8,490
Income from operations	1,129	842	655	389	432
Income before change in accounting principle	902	645	476	190	333
Cumulative effect of change in accounting principle	—	—	—	—	26
Net income	902	645	476	190	359
Basic earnings per share (1):
Prior to cumulative effect of change in accounting principle	$2.08	$1.52	$1.15	$0.46	$0.81
Cumulative effect of change in accounting principle	—	—	—	—	0.06

Basic earnings per share (1)	$2.08	$1.52	$1.15	$0.46	$0.87

Diluted earnings per share (1):
Prior to cumulative effect of change in accounting principle	$2.04	$1.49	$1.12	$0.45	$0.78
Cumulative effect of change in accounting principle	—	—	—	—	0.06

Diluted earnings per share (1)	$2.04	$1.49	$1.12	$0.45	$0.84

Weighted average shares used in computation of earnings per share:
Basic	433	423	413	416	412
Diluted	442	432	424	424	426

Cash Flow Statement:
Net cash provided by operating activities	$3,293	$1,697	$1,405	$702	$733
Purchases of fixed assets, including internal-use software and website development	(373)	(333)	(224)	(216)	(204)

Free cash flow (2)	$2,920	$1,364	$1,181	$486	$529

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet:
Total assets	$13,813	$8,314	$6,485	$4,363	$3,696
Long-term debt	109	409	1,282	1,247	1,480

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

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

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our customer-facing websites primarily include merchandise and content we have purchased for resale from vendors and products offered by third party sellers, and we also manufacture and sell the Kindle e-reader. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by other sellers. We also offer services such as Amazon Web Services, co-branded credit cards, fulfillment, and miscellaneous marketing and promotional offers, such as online advertising.

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

We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In measuring shareholder dilution, we include all stock awards outstanding, without regard to estimated forfeitures, consisting of vested and unvested awards. Total shares outstanding plus outstanding stock awards were 461 million and 446 million at December 31, 2009 and 2008.

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and most aspects of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure, build, enhance, and add features to our websites and our Kindle e-reader, and build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct to content provider and manufacturer sourcing, maximize discounts available to us from suppliers and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover3 was 12, 12, and 13 for 2009, 2008, and 2007. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 68, 62, and 57 for 2009, 2008, and 2007. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

We expect spending in technology and content will increase over time as we add computer scientists, software engineers, and employees involved in category expansion, editorial content, buying, merchandising selection, and systems support. We seek to efficiently invest in several areas of technology and content, including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies and support our infrastructure web services. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. We are investing in Amazon Web Services, which provides technology services that give developers access to technology infrastructure that they can use to enable virtually any type of business, and in our Kindle e-reader. A continuing challenge is to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

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

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of trailing-twelve-month cost of sales to average inventory over five quarters.
[4]	Accounts payable days, calculated as the quotient of accounts payable to cost of sales, multiplied by the number of days in the current quarter.

In addition, the remeasurement of our intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at December 31, 2009 we would have recorded an additional cost of sales of approximately $23 million.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment penetration and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the year, management monitors the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, we did not identify any triggering events which would require an update to our annual impairment test. A 10% decrease in the fair value of any of our reporting units as of December 31, 2009 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2009 closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize the expense as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, current economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have an approximately $13 million impact on our 2009 consolidated operating income. Our estimated forfeiture rates at December 31, 2009 and 2008 were 33.1% and 37.1%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost is expensed in the first year of a four year vesting term. The accelerated method also adds a higher level of sensitivity and complexity in estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash provided by (used in):
Operating activities	$3,293	$1,697	$1,405
Investing activities	(2,337)	(1,199)	42
Financing activities	(280)	(198)	50

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $2.92 billion for 2009, compared to $1.36 billion and $1.18 billion for 2008 and 2007. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow in 2009 primarily resulted from changes in working capital, increased operating income, and increased deferred revenue. The increase in free cash flow in 2008 primarily resulted from increased operating income, offset by increased capital expenditures. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $6.4 billion, $3.7 billion, and $3.1 billion, at December 31, 2009, 2008, and 2007. Amounts held in foreign currencies were $2.8 billion, $1.7 billion, and $1.2 billion at December 31, 2009, 2008, and 2007, and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by operating activities was $3.3 billion, $1.7 billion, and $1.4 billion in 2009, 2008, and 2007. Our operating cash flows result primarily from cash received from our customers, from sellers, and from non-retail activities such as marketing and promotional agreements, Amazon Web Services, other seller services, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term debt obligations. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments and intellectual property rights, and purchases of fixed assets, including leasehold improvements and internal-use software and website development costs. Cash provided by (used in) investing activities was $(2.3) billion, $(1.2) billion, and $42 million, in 2009, 2008, and 2007, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, partially offset by decreases in cash paid for acquisitions. Capital expenditures were $373 million, $333 million, and $224 million in 2009, 2008, and 2007, with the sequential increases primarily reflecting additional investments in technology infrastructure, fulfillment-related assets and the development of new features and product offerings on our websites. In 2010 we plan to significantly increase our capital expenditures for additional investments in corporate office space and in support of continued business growth, including capacity to support our fulfillment operations and Amazon Web Services. Capital expenditures included $146 million, $128 million, and $108 million for internal-use software and website development during 2009, 2008, and 2007. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2009, 2008, and 2007, we made payments, net of acquired cash, related to acquisition and investment activity of $40 million, $494 million, and $75 million.

Cash provided by (used in) financing activities was $(280) million, $(198) million, and $50 million, in 2009, 2008, and 2007. Cash outflows from financing activities result from repayments of long-term debt, payments on capital lease obligations, and repurchases of common stock. Repayments on long-term debt and payments on capital lease obligations were $472 million, $355 million, and $74 million, in 2009, 2008, and 2007. Repayments on long-term debt include $319 million on our 6.875% Premium Adjustable Convertible Securities (“PEACS”) in 2009, and $294 million on our 4.75% Convertible Subordinated Notes in 2008. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt.” We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008. We repurchased 6.3 million shares of common stock for $248 million in 2007 under the $500 million repurchase program authorized by our Board of Directors in August 2006. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $105 million, $159 million, and $257 million in 2009, 2008, and 2007.

In 2009, 2008, and 2007 we recorded net tax provisions of $253 million, $247 million, and $184 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid, net of refunds, were $48 million, $53 million, and $24 million for 2009, 2008, and 2007. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In August 2006, our Board of Directors authorized a 24-month program to repurchase up to $500 million of our common stock, pursuant to which we repurchased $252 million and $248 million of our common stock in 2006 and 2007, respectively. In April 2007, our Board authorized a new 24-month program to repurchase up to $500 million of our common stock, which was replaced in February 2008 by a 24-month program to repurchase up to $1 billion of our common stock. We repurchased $100 million of our common stock in 2008 under the February 2008 Board authorization. We did not repurchase any of our common stock in 2009. In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock which replaces the Board’s prior authorization.

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $1.0 billion at December 31, 2009.

On average, our high inventory velocity means we generally collect from our customers before our payments to suppliers come due. Inventory turnover was 12, 12, and 13 for 2009, 2008, and 2007. Inventory turnover has declined slightly over the last several years, primarily due to category expansion and changes in product mix, and our continuing focus on in-stock inventory availability, which enables faster delivery of products to our customers. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales and Gross Profit

Net sales information is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net Sales:
North America	$12,828	$10,228	$8,095
International	11,681	8,938	6,740

Consolidated	$24,509	$19,166	$14,835

Year-over-year Percentage Growth:
North America	25%	26%	38%
International	31	33	39
Consolidated	28	29	39

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	26%	26%	38%
International	33	31	31
Consolidated	29	28	35

Net Sales Mix:
North America	52%	53%	55%
International	48	47	45

Consolidated	100%	100%	100%

Revenue increased 28%, 29%, and 39% in 2009, 2008, and 2007. Changes in currency exchange rates positively (negatively) affected net sales by $(182) million, $127 million, and $399 million for 2009, 2008, and 2007. For a discussion of the effect on revenue growth of exchange rates, see “Effect of Exchange Rates” below.

The North America revenue growth rate was 25%, 26%, and 38% in 2009, 2008, and 2007. The increase in revenue in each year primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.

The International revenue growth rate was 31%, 33%, and 39% in 2009, 2008, and 2007. The increase in revenue in each year primarily reflects increased unit sales driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers, and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings, as well as a larger base of sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings. Additionally, changes in currency exchange rates positively (negatively) affected International net sales by $(174) million, $131 million, and $390 million in 2009, 2008, and 2007.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Gross profit information is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Gross Profit:
North America	$3,290	$2,495	$2,031
International	2,241	1,775	1,322

Consolidated	$5,531	$4,270	$3,353

Gross Profit Growth Rate:
North America	32%	23%	33%
International	26	34	42
Consolidated	30	27	37

Gross Margin:
North America	25.6%	24.4%	25.1%
International	19.2	19.9	19.6
Consolidated	22.6	22.3	22.6

The increase in gross profit in absolute terms during 2009, compared to 2008 and 2007, corresponds with increases in sales, offset by lower prices for customers including from free shipping offers and Amazon Prime. Generally, our gross margins fluctuate based on several factors, including our product, service, and geographic mix of sales; sales volumes by other sellers; changes in vendor pricing, including the extent to which we receive discounts and allowances; lowering prices for customers, including from competitive pricing decisions; improvements in product sourcing and inventory management; and the extent to which our customers accept our free shipping and Amazon Prime offers. Such free shipping and Amazon Prime offers reduce shipping revenue and reduce our gross margins on retail sales. We view our shipping offers as an effective worldwide marketing tool and intend to continue offering them indefinitely.

Sales of products by marketplace sellers on our websites represented 30%, 28%, and 28% of unit sales in 2009, 2008, and 2007. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

Gross profit growth is also affected by changes in exchange rates—see “Effect of Exchange Rates” below.

North America segment gross margins in 2009 increased by 125 basis points compared to 2008 resulting primarily from increases in other revenue, improvements in inventory management, including vendor pricing, and increases in sales of products by other sellers, partially offset by our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise.

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

International segment gross margins in 2009 decreased by 67 basis points compared to 2008 resulting primarily from our efforts to continue reducing prices for our customers, including from our free shipping offers and Amazon Prime, and a larger percent of overall sales in lower margin categories such as electronics and other general merchandise, partially offset by improvements in inventory management, including vendor pricing and increases in sales of products by other sellers.

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

Supplemental Information

Supplemental information about shipping results is as follows:

	December 31,
	2009	2008	2007
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$924	$835	$740
Outbound shipping costs	(1,773)	(1,465)	(1,174)

Net shipping cost	$(849)	$(630)	$(434)

Year-over-year Percentage Growth:
Shipping revenue	11%	13%	31%
Outbound shipping costs	21	25	33
Net shipping cost	35	45	37
Percent of Net Sales:
Shipping revenue	3.8%	4.4%	5.0%
Outbound shipping costs	(7.2)	(7.6)	(7.9)

Net shipping cost	(3.4)%	(3.2)%	(2.9)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net Sales:
North America
Media	$5,964	$5,350	$4,630
Electronics and other general merchandise	6,314	4,430	3,139
Other (1)	550	448	326

Total North America	$12,828	$10,228	$8,095

International
Media	$6,810	$5,734	$4,612
Electronics and other general merchandise	4,768	3,110	2,071
Other (1)	103	94	57

Total International	$11,681	$8,938	$6,740

Consolidated
Media	$12,774	$11,084	$9,242
Electronics and other general merchandise	11,082	7,540	5,210
Other (1)	653	542	383

Total consolidated	$24,509	$19,166	$14,835

Year-over-year Percentage Growth:
North America
Media	11%	16%	29%
Electronics and other general merchandise	43	41	55
Other	23	38	24
Total North America	25	26	38
International
Media	19%	24%	32%
Electronics and other general merchandise	53	50	55
Other	9	65	186
Total International	31	33	39
Consolidated
Media	15%	20%	31%
Electronics and other general merchandise	47	45	55
Other	20	42	35
Total consolidated	28	29	39
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	20%	22%	25%
Electronics and other general merchandise	56	49	45
Other	19	67	165
Total International	33	31	31
Consolidated
Media	16%	19%	27%
Electronics and other general merchandise	48	44	51
Other	22	42	34
Total consolidated	29	28	35
Consolidated Net Sales Mix:
Media	52%	58%	62%
Electronics and other general merchandise	45	39	35
Other	3	3	3

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as marketing and promotional activities, Amazon Web Services, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Fulfillment	$2,052	$(79)	$1,973	$1,658	$(61)	$1,597	$1,292	$(39)	$1,253
Marketing	680	(20)	660	482	(13)	469	344	(8)	336
Technology and content	1,240	(182)	1,058	1,033	(151)	882	818	(103)	715
General and administrative	328	(60)	268	279	(50)	229	235	(35)	200
Other operating expense (income), net	102	—	102	(24)	—	(24)	9	—	9

Total operating expenses	$4,402	$(341)	$4,061	$3,428	$(275)	$3,153	$2,698	$(185)	$2,513

Year-over-year Percentage Growth:
Fulfillment	24%		24%	28%		27%	38%		37%
Marketing	41		41	40		39	31		30
Technology and content	20		20	26		23	23		17
General and administrative	17		17	19		15	20		13
Percent of Net Sales:
Fulfillment	8.4%		8.1%	8.6%		8.3%	8.7%		8.4%
Marketing	2.8		2.7	2.5		2.4	2.3		2.3
Technology and content	5.1		4.3	5.4		4.6	5.5		4.8
General and administrative	1.3		1.1	1.5		1.2	1.6		1.3

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Fulfillment

The increase in fulfillment costs in absolute dollars during 2009 in comparison with the prior years relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

We seek to expand our fulfillment capacity to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We periodically evaluate our facility requirements.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, portal advertising, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense or its effect.

Marketing costs increased in absolute dollars in 2009 compared to 2008 and 2007, due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, web services, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support our infrastructure web services. See “Overview” for a discussion of how management views advances in technology and the importance of innovation. We expect spending in technology and content to increase over time as we continue to add employees to our staff and add technology infrastructure.

For the years ended 2009, 2008, and 2007, we capitalized $187 million, $187 million, and $129 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $172 million, $143 million, and $116 million for 2009, 2008, and 2007.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment.

General and Administrative

The increase in general and administrative costs in absolute dollars in 2009 compared to 2008 and 2007 is primarily due to increases in payroll and related expenses, and professional service fees.

Stock-Based Compensation

Stock-based compensation was $341 million, $275 million, and $185 million during 2009, 2008, and 2007. The increase in stock-based compensation in 2009 compared to 2008 is primarily attributable to a decrease in our estimated forfeiture rate. The increase in stock-based compensation in 2008 compared to 2007 was primarily attributable to an increase in total stock-based compensation value granted to our employees.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $102 million, $(24) million and $9 million during 2009, 2008 and 2007. The increase in other operating expense in 2009 is primarily attributable to the $51 million Toysrus.com LLC settlement, and increased amortization expense on acquired intangibles. In 2008, we recognized a $53 million noncash gain on the sale of our European DVD rental assets.

Interest Income and Expense

Our interest income was $37 million, $83 million, and $90 million during 2009, 2008, and 2007. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our net interest expense is the interest we incur on our long-term debt instruments. Interest expense was $34 million, $71 million, and $77 million, in 2009, 2008, and 2007 with the decline primarily relating to principal reductions of $319 million in 2009 and $899 million in 2008.

Our long-term debt was $109 million and $409 million at December 31, 2009 and 2008. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt.”

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Foreign-currency gain on intercompany balances	$5	$23	$32
Foreign-currency gain (loss) on remeasurement of 6.875% PEACS	16	15	(33)
Other	8	9	(7)

Other income (expense), net	$29	$47	$(8)

Income Taxes

We recorded a provision for income taxes of $253 million, $247 million, and $184 million, in 2009, 2008, and 2007. The effective tax rate in 2009, 2008 and 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S.

Our effective tax rate is subject to significant variation due to several factors, including our accuracy in predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. We have current tax benefits, net operating losses, and tax credits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, we expect a majority of our net tax provision to be non-cash.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$24,691	$(182)	$24,509	$19,039	$127	$19,166	$14,436	$399	$14,835
Gross profit	5,605	(74)	5,531	4,240	30	4,270	3,274	79	3,353
Operating expenses	4,435	(33)	4,402	3,408	20	3,428	2,648	50	2,698
Income from operations	1,170	(41)	1,129	832	10	842	626	29	655
Net interest income (expense) and other (3)	6	26	32	17	42	59	5	—	5
Net income	911	(9)	902	609	36	645	456	20	476
Diluted earnings per share	$2.06	$(0.02)	$2.04	$1.41	$0.08	$1.49	$1.07	$0.05	$1.12

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in 2009.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in 2009.
(3)	Includes foreign currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances and 6.875% PEACS, which we redeemed in 2009.

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

Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of fixed assets, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows since purchases of fixed assets are a necessary component of ongoing operations.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for 2009, 2008, and 2007 (in millions):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$3,293	$1,697	$1,405
Purchases of fixed assets, including internal-use software and website development	(373)	(333)	(224)

Free cash flow	$2,920	$1,364	$1,181

Net cash provided by (used in) investing activities	$(2,337)	$(1,199)	$42

Net cash provided by (used in) financing activities	$(280)	$(198)	$50

In addition, we provide information regarding our operating expenses with and without stock-based compensation. We provide this information to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expense is consistent with our segment presentation in the footnotes to our consolidated financial statements.

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

Guidance

We provided guidance on January 28, 2010 in our earnings release furnished on Form 8-K as follows:

First Quarter 2010 Guidance

•	Net sales are expected to be between $6.45 billion and $7.00 billion, or to grow between 32% and 43% compared with first quarter 2009.

•

Operating income is expected to be between $275 million and $365 million, or to grow between 13% and 50% compared with first quarter 2009. This guidance includes approximately $110 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

As noted in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Recent Accounting Pronouncements,” we are prospectively adopting Accounting Standard Update (ASU) 2009-13 as of January 1, 2010. The impact of the adoption of this standard is included in our first quarter 2010 guidance.

These projections are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. Information relating to quantitative and qualitative disclosures about market risk is set forth below and in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2009 (in millions, except percentages):

	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value at December 31, 2009
Money market funds	$2,750	$—	$—	$—	$—	$—	$2,750	$2,750
Weighted average interest rate	0.09%	—	—	—	—	—	0.09%
Corporate debt securities	45	109	42	6	—	—	202	211
Weighted average interest rate	1.39%	1.87%	2.57%	2.98%	—	—	1.94%
U.S. Government and Agency Securities	551	213	453	14	9	—	1,240	1,268
Weighted average interest rate	0.24%	1.57%	1.83%	3.27%	3.12%	—	1.10%
Asset backed securities	11	21	12	—	—	—	44	46
Weighted average interest rate	1.84%	3.81%	3.54%	—	—	—	3.25%
Foreign government and agency securities	1,549	102	287	36	8	—	1,982	1,999
Weighted average interest rate	0.40%	1.13%	1.54%	1.98%	2.45%	—	0.64%
Other securities	—	6	—	—	—	—	6	6
Weighted average interest rate	—	1.69%	—	—	—	—	1.69%

	$4,906	$451	$794	$56	$17	$—	$6,224

Cash equivalents and marketable fixed-income securities								$6,280

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

Foreign Exchange Risk

During 2009, net sales from our International segment accounted for 48% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2009, International segment revenues decreased $174 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2009 of $2.8 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $140 million, $275 million, and $550 million. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at December 31, 2009 of $260 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $15 million, $25 million, and $50 million, recorded to “Other income (expense), net.”

See “Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2009, our recorded basis in equity investments was $91 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales or acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.    Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB No. 141(R) Business Combinations, codified in ASC 805, Business Combinations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 28, 2010

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,769	$2,539	$1,022
OPERATING ACTIVITIES:
Net income	902	645	476
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	378	287	246
Stock-based compensation	341	275	185
Other operating expense (income), net	103	(24)	9
Losses (gains) on sales of marketable securities, net	(4)	(2)	1
Other expense (income), net	(15)	(34)	12
Deferred income taxes	81	(5)	(99)
Excess tax benefits from stock-based compensation	(105)	(159)	(257)
Changes in operating assets and liabilities:
Inventories	(531)	(232)	(303)
Accounts receivable, net and other	(481)	(218)	(255)
Accounts payable	1,859	812	928
Accrued expenses and other	300	247	429
Additions to unearned revenue	1,054	449	244
Amortization of previously unearned revenue	(589)	(344)	(211)

Net cash provided by (used in) operating activities	3,293	1,697	1,405
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(373)	(333)	(224)
Acquisitions, net of cash acquired, and other	(40)	(494)	(75)
Sales and maturities of marketable securities and other investments	1,966	1,305	1,271
Purchases of marketable securities and other investments	(3,890)	(1,677)	(930)

Net cash provided by (used in) investing activities	(2,337)	(1,199)	42
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	105	159	257
Common stock repurchased		(100)	(248)
Proceeds from long-term debt and other	87	98	115
Repayments of long-term debt and capital lease obligations	(472)	(355)	(74)

Net cash provided by (used in) financing activities	(280)	(198)	50
Foreign-currency effect on cash and cash equivalents	(1)	(70)	20

Net increase in cash and cash equivalents	675	230	1,517

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,444	$2,769	$2,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$32	$64	$67
Cash paid for income taxes	48	53	24
Fixed assets acquired under capital leases and other financing arrangements	147	148	74
Fixed assets acquired under build-to-suit leases	188	72	15
Conversion of debt	—	605	1

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$24,509	$19,166	$14,835
Cost of sales	18,978	14,896	11,482

Gross profit	5,531	4,270	3,353
Operating expenses (1):
Fulfillment	2,052	1,658	1,292
Marketing	680	482	344
Technology and content	1,240	1,033	818
General and administrative	328	279	235
Other operating expense (income), net	102	(24)	9

Total operating expenses	4,402	3,428	2,698

Income from operations	1,129	842	655
Interest income	37	83	90
Interest expense	(34)	(71)	(77)
Other income (expense), net	29	47	(8)

Total non-operating income (expense)	32	59	5

Income before income taxes	1,161	901	660
Provision for income taxes	(253)	(247)	(184)
Equity-method investment activity, net of tax	(6)	(9)	—

Net income	$902	$645	$476

Basic earnings per share	$2.08	$1.52	$1.15

Diluted earnings per share	$2.04	$1.49	$1.12

Weighted average shares used in computation of earnings per share:
Basic	433	423	413

Diluted	442	432	424

(1) Includes stock-based compensation as follows:

Fulfillment	$79	$61	$39
Marketing	20	13	8
Technology and content	182	151	103
General and administrative	60	50	35

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2009	2008
A S S E T S
Current assets:
Cash and cash equivalents	$3,444	$2,769
Marketable securities	2,922	958
Inventories	2,171	1,399
Accounts receivable, net and other	988	827
Deferred tax assets	272	204

Total current assets	9,797	6,157
Fixed assets, net	1,290	854
Deferred tax assets	18	145
Goodwill	1,234	438
Other assets	1,474	720

Total assets	$13,813	$8,314

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$5,605	$3,594
Accrued expenses and other	1,759	1,152

Total current liabilities	7,364	4,746
Long-term debt	109	409
Other long-term liabilities	1,083	487
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—500	—	—
Issued and outstanding shares—none
Common stock, $0.01 par value:
Authorized shares—5,000
Issued shares—461 and 445	—	—
Outstanding shares—444 and 428	5	4
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	5,736	4,121
Accumulated other comprehensive income (loss)	(56)	(123)
Retained earnings (accumulated deficit)	172	(730)

Total stockholders’ equity	5,257	2,672

Total liabilities and stockholders’ equity	$13,813	$8,314

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	414	$4	$(252)	$2,517	$(1)	$(1,837)	$431
Net income	—	—	—	—	—	476	476
Foreign currency translation losses, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	8	—	8
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							482

Change in accounting principle	—	—	—	2	—	(14)	(12)
Unrecognized excess tax benefits from stock-based compensation	—	—	—	4	—	—	4
Exercise of common stock options and conversion of debt	8	—	—	92	—	—	92
Repurchase of common stock	(6)	—	(248)	—	—	—	(248)
Excess tax benefits from stock-based compensation	—	—	—	257	—	—	257
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	191	—	—	191

Balance at December 31, 2007	416	4	(500)	3,063	5	(1,375)	1,197
Net income	—	—	—	—		645	645
Foreign currency translation losses, net of tax	—	—	—	—	(127)	—	(127)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive income							517

Unrecognized excess tax benefits from stock-based compensation	—	—	—	(8)	—	—	(8)
Exercise of common stock options and conversion of debt	14	—		624	—	—	624
Repurchase of common stock	(2)	—	(100)		—	—	(100)
Excess tax benefits from stock-based compensation	—	—	—	154	—	—	154
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	288	—	—	288

Balance at December 31, 2008	428	4	(600)	4,121	(123)	(730)	2,672
Net income	—	—	—	—	—	902	902
Foreign currency translation gains net of tax	—	—	—	—	62	—	62
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							969

Exercise of common stock options	7	—	—	19	—	—	19
Issuance of common stock for acquisition activity	9	1	—	1,144	—	—	1,145
Excess tax benefits from stock-based compensation	—	—	—	103	—	—	103
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	349	—	—	349

Balance at December 31, 2009	444	$5	$(600)	$5,736	$(56)	$172	$5,257

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumers, sellers, and developers. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell the Kindle e-reader. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We serve developers through Amazon Web Services, which provides access to technology infrastructure that developers can use to enable virtually any type of business. In addition, we generate revenue through co-branded credit card agreements and other marketing and promotional services, such as online advertising.

We have organized our operations into two principal segments: North America and International. See “Note 11—Segment Information.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

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

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through January 28, 2010, the day the financial statements were issued.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2009	2008	2007
Shares used in computation of basic earnings per share	433	423	413
Total dilutive effect of outstanding stock awards (1)	9	9	11

Shares used in computation of diluted earnings per share	442	432	424

(1)	Calculated using the treasury stock method, which assumes proceeds are used to reduce the dilutive effect of outstanding stock awards. Assumed proceeds include the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Cash and Cash Equivalents

We classify all highly liquid instruments, including money market funds that comply with Rule 2a-7 of the Investment Company Act of 1940, with an original maturity of three months or less at the time of purchase as cash equivalents.

Inventories

Inventories, consisting of products available for sale, are accounted for using primarily the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

We provide fulfillment-related services in connection with certain of our sellers’ programs. The third party seller maintains ownership of their inventory, regardless of whether fulfillment is provided by us or the third party seller, and therefore these products are not included in our inventories.

Accounts Receivable, Net, and Other

Included in “Accounts receivable, net, and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At December 31, 2009 and 2008, vendor receivables, net, were $495 million and $400 million, and customer receivables, net, were $341 million and $311 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $72 million and $81 million at December 31, 2009 and 2008.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2009, 2008, and 2007, we capitalized $187 million (including $35 million of stock-based compensation), $187 million (including $27 million of stock-based compensation), and $129 million (including $21 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $172 million, $143 million, and $116 million for 2009, 2008, and 2007.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years for assets such as internal-use software, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is generally classified within the corresponding operating expense categories on our consolidated statements of operations.

Leases and Asset Retirement Obligations

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, excluding renewal periods. We establish assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take some level of construction risk prior to commencement of a lease.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment penetration and general economic conditions.

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of our assessment through December 31, 2009 that would impact this conclusion.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments

We generally invest our excess cash in investment grade short to intermediate term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

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

Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments.

Equity investments that have readily determinable fair values are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices; recent financial results and operating trends; other publicly available information; implied values from any recent transactions or offers of investee securities; other conditions that may affect the value of our investments; duration and severity of the decline in value; and our strategy and intentions for holding the investment.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2009 or 2008.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2009 and 2008 were liabilities of $347 million and $270 million for unredeemed gift certificates. We reduce the liability for a gift certificate when it is applied to an order. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $511 million and $191 million at December 31, 2009 and 2008. Non-current unearned revenue was $201 million and $46 million at December 31, 2009 and 2008.

Income Taxes

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $912 million at December 31, 2009. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income and capital gains by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. We allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.

We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We measure the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

Revenue

We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: there is standalone value to the delivered item; there is objective and reliable evidence of the fair value of the undelivered items; and delivery of any undelivered item is probable.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Amounts received in advance for subscription services, including amounts received for Amazon Prime and other membership programs, are

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred and recognized as revenue over the subscription term. For our products with multiple elements, where objective and reliable evidence of fair value for the undelivered elements cannot be established, we recognize the revenue and related cost over the expected life of the product.

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

Shipping Activities

Outbound shipping charges to customers are included in “Net sales” and were $924 million, $835 million, and $740 million for 2009, 2008, and 2007. Outbound shipping-related costs are included in “Cost of sales” and totaled $1.8 billion, $1.5 billion, and $1.2 billion for 2009, 2008, and 2007. The net cost to us of shipping activities was $849 million, $630 million, and $434 million for 2009, 2008 and 2007.

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

Vendor Agreements

We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally consider amounts received from our vendors as a reduction of the prices we pay for their products and, therefore, we record such amounts as either a reduction of “Cost of sales” on our consolidated statements of operations, or, if the product inventory is still on hand, as a reduction of the carrying value of inventory. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

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

Marketing

Marketing costs consist primarily of online advertising, including through our Associates program, sponsored search, portal advertising, and other initiatives. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.

Marketing expenses also consist of public relations expenditures; payroll and related expenses for personnel engaged in marketing, business development, and selling activities; and to a lesser extent, traditional advertising.

Advertising and other promotional costs, which consist primarily of online advertising, are expensed as incurred, and were $593 million, $420 million, and $306 million, in 2009, 2008, and 2007. Prepaid advertising costs were not significant at December 31, 2009 and 2008.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in, application development, category expansion, editorial content, buying, merchandising selection, and systems support, as well as costs associated with the compute, storage and telecommunications infrastructure used internally and supporting Amazon Web Services.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Other Income (Expense), Net

Other income (expense), net, consists primarily of gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and other losses.

Foreign Currency

We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, and China. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. The functional currency of our subsidiaries that either operate or support these international websites is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations.

Gains and losses arising from intercompany foreign currency transactions are included in net income. In connection with the remeasurement of intercompany balances, we recorded gains of $5 million, $23 million and $32 million in 2009, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations, codified as Accounting Standards Codification (“ASC”) 805, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, codified as ASC 810, Consolidations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) impacted acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on our consolidated financial statements on the date of adoption.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available we may now estimate the proportion of the selling price attributable to each deliverable. We have chosen to prospectively adopt this standard as of January 1, 2010.

Sales of our Kindle e-reader are considered arrangements with multiple elements which include the device, wireless access and delivery and software upgrades. The revenue related to the device, which is the substantial portion of the total sale price, and related costs will be recognized at time of delivery. Revenue for the wireless access and delivery and software upgrades will continue to be amortized over the life of the device, which remains estimated at two years.

We cannot reasonably estimate the effect of adopting this standard on future financial periods as the impact will vary based on actual volume of activity under these types of revenue arrangements.

For arrangements entered into prior to the adoption of the new accounting standard and for which revenue had been previously deferred, we will recognize $508 million throughout 2010 and 2011.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 31, 2009 and 2008 our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents and marketable securities (in millions):

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$391	$—	$—	$391
Money market funds	2,750	—	—	2,750
Foreign government and agency securities	1,992	7	—	1,999
Corporate debt securities (1)	206	5	—	211
U.S. government and agency securities	1,268	5	(5)	1,268
Asset-backed securities	44	2	—	46
Other fixed income securities	6	—	—	6
Equity securities	2	—	(1)	1

	$6,659	$19	$(6)	$6,672

Less: Long-term marketable securities (2)				(306)

Total cash, cash equivalents, and marketable securities				$6,366

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$355	$—	$—	$355
Money market funds	1,682	—	—	1,682
Foreign government and agency securities	1,120	8	—	1,128
Corporate debt securities (1)	194	2	(2)	194
U.S. government and agency securities	589	5	—	594
Asset-backed securities	62	—	(4)	58
Other fixed income securities	23	—	—	23
Equity securities	2	—	(1)	1

	$4,027	$15	$(7)	$4,035

Less: Long-term marketable securities (2)				(308)

Total cash, cash equivalents, and marketable securities				$3,727

(1)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
(2)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 7—Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2009	2008	2007
Realized gains	$4	$9	$2
Realized losses	—	7	3

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2009 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$4,908	$4,909
Due after one year through five years	1,358	1,371

	$6,266	$6,280

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2009
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$391	$—	$—	$—	$391
Money market funds	—	2,750	—	—	2,750
Foreign government and agency securities	—	—	1,999	—	1,999
Corporate debt securities	—	—	211	—	211
U.S. government and agency securities	—	—	1,268	—	1,268
Asset-backed securities	—	—	46	—	46
Other fixed income securities	—	—	6	—	6
Equity securities	—	1	—	—	1

	$391	$2,751	$3,530	$—	$6,672

	December 31, 2008
	Cash	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value	Total Estimated Fair Value
Cash	$355	$—	$—	$—	$355
Money market funds	—	1,682	—	—	1,682
Foreign government and agency securities	—	—	1,128	—	1,128
Corporate debt securities	—	—	194	—	194
U.S. government and agency securities	—	—	594	—	594
Asset-backed securities	—	—	58	—	58
Other fixed income securities	—	—	23	—	23
Equity securities	—	1	—	—	1

	$355	$1,683	$1,997	$—	$4,035

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2009	2008
Gross Fixed Assets:
Fulfillment and customer service	$551	$564
Technology infrastructure	551	348
Internal-use software, content, and website development	398	331
Construction in progress (1)	278	87
Other corporate assets	137	79

Gross fixed assets	1,915	1,409

Accumulated Depreciation:
Fulfillment and customer service	202	254
Technology infrastructure	178	82
Internal-use software, content, and website development	207	159
Other corporate assets	38	60

Total accumulated depreciation	625	555

Total fixed assets, net	$1,290	$854

(1)	We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements, including our Seattle, Washington corporate office space subject to leases scheduled to begin upon completion of development between 2010 and 2013. See “Note 6—Other Long-Term Liabilities” and “Note 7—Commitments and Contingencies” for further discussion.

Depreciation expense on fixed assets was $384 million, $311 million, and $258 million, which includes amortization of fixed assets acquired under capital lease obligations of $88 million, $50 million, and $40 million for 2009, 2008, and 2007. Gross assets remaining under capital leases were $430 million and $304 million at December 31, 2009 and 2008. Accumulated depreciation associated with capital leases was $184 million and $116 million at December 31, 2009 and 2008.

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

2009 Acquisition Activity

On November 1, 2009, we acquired 100% of the outstanding equity of Zappos.com, Inc. (“Zappos”), in exchange for shares of our common stock, to expand our presence in softline retail categories, such as shoes and apparel.

The fair value of Zappos’ stock options assumed was determined using the Black-Scholes model. The following table summarizes the consideration paid for Zappos (in millions):

Stock issued	$1,079
Assumed stock options, net	55

$1,134

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach. Purchased identifiable intangible assets are amortized on a straight-line and accelerated basis over their respective useful lives.

The following summarizes the allocation of the Zappos purchase price (in millions):

Goodwill	$778
Other net assets acquired	83
Deferred tax liabilities net	(167)
Intangible assets (1):
Marketing-related	223
Contract-based	103
Customer-related	114

$1,134

(1)	Acquired intangible assets have estimated useful lives of between 1 and 10 years.

Zappos’ financial results have been included in our consolidated statements of income as of November 1, 2009. The following pro forma financial information presents the results as if the Zappos acquisition had occurred at the beginning of each year presented (in millions):

	Year Ended December 31,
	2009	2008
Net sales	$25,064	$19,801
Net income	853	606

We acquired certain additional companies during 2009 for an aggregate purchase price of $26 million, resulting in goodwill of $16 million and acquired intangible assets of $5 million. The results of operations of each of the businesses acquired have been included in our consolidated results from each transactions closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2009 was not significant.

2008 and 2007 Acquisition Activity

We acquired certain companies during 2008 for an aggregate purchase price of $432 million, resulting in goodwill of $210 million and acquired intangible assets of $162 million.

We acquired certain companies during 2007 for an aggregate purchase price of $33 million, resulting in goodwill of $21 million and acquired intangible assets of $18 million. We also made principal payments of $13 million on acquired debt in connection with one of these acquisitions.

The results of operations of each of the businesses acquired in 2008 and 2007 have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net sales and operating income during 2008 and 2007 was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The following summarizes our goodwill activity in 2009 (in millions):

Goodwill—January 1, 2009	$438
New acquisitions	794
Other adjustments (1)	2

Goodwill—December 31, 2009	$1,234

(1)	Primarily includes changes in foreign exchange for goodwill in our International segment.

At December 31, 2009 and December 31, 2008, approximately 9% and 22% of our acquired goodwill related to our International segment.

Intangible Assets

Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following:

	December 31,
	2009				2008
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
	(in millions)
Marketing-related	9.5	$249	$(11)	$238	$23	$(4)	$19
Contract-based	3	166	(20)	146	62	(8)	54
Technology and content	3.1	15	(7)	8	10	(5)	5
Customer-related	4.8	215	(40)	175	97	(15)	82

Acquired intangibles (2)	7.3	$645	$(78)	$567	$192	$(32)	$160

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	Intangible assets have estimated useful lives of between 1 and 13 years.

Amortization expense for acquired intangibles was $48 million, $29 million, and $13 million in 2009, 2008, and 2007. Expected future amortization expense of acquired intangible assets as of December 31, 2009 is as follows (in millions):

Year Ended December 31,
2010	$100
2011	90
2012	74
2013	69
2014	58
Thereafter	176

$567

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—LONG-TERM DEBT

Our long-term debt is summarized as follows:

	December 31,
	2009	2008
	(in millions)
6.875% PEACS	$—	$335
Other long-term debt	131	133

	131	468
Less current portion of long-term debt	(22)	(59)

	$109	$409

In February 2008 our Board of Directors authorized a debt repurchase program, replacing our previous debt repurchase authorization in its entirety, and pursuant to which we redeemed for cash the remaining €240 million ($319 million based on the Euro to U.S. Dollar exchange rate on the date of redemption) in principal of our 6.875% PEACS in 2009, and we redeemed the remaining principal amount of $899 million of our outstanding 4.75% Convertible Subordinated Notes in 2008.

Other long-term debt relates to amounts borrowed to fund certain international operations.

Note 6—OTHER LONG-TERM LIABILITIES

Our other long-term liabilities are summarized as follows:

	December 31,
	2009	2008
	(in millions)
Tax contingencies	$202	$144
Long-term capital lease obligations	143	124
Construction liability	278	87
Other	460	132

	$1,083	$487

Tax Contingencies

As of December 31, 2009 and 2008, we have provided tax reserves for tax contingencies, inclusive of accrued interest and penalties, of approximately $202 million and $144 million for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 10—Income Taxes” for discussion of tax contingencies.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

Certain of our equipment fixed assets, primarily related to technology infrastructure, have been acquired under capital leases. Long-term capital lease obligations are as follows:

December 31, 2009
(in millions)
Gross capital lease obligations	$276
Less imputed interest	(14)

Present value of net minimum lease payments	262
Less current portion	(119)

Total long-term capital lease obligations	$143

Construction Liabilities

We capitalize construction in progress and record a corresponding long-term liability for certain lease agreements, including our Seattle, Washington corporate office space subject to leases scheduled to begin upon completion of development between 2010 and 2013.

For build-to-suit lease arrangements where we are involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, as the landlord incurs the construction project costs, the assets and corresponding financial obligation are recorded in “Fixed assets, net” and “Other long-term liabilities” on our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease for financial reporting purposes.

The remainder of our other long-term liabilities primarily include deferred tax liabilities, unearned revenue, asset retirement obligations, and deferred rental liabilities.

Note 7—COMMITMENTS AND CONTINGENCIES

Commitments

We lease office, fulfillment center, and data center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $171 million, $158 million, and $141 million for 2009, 2008, and 2007.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2009:

	Year Ended December 31,					Thereafter	Total
	2010	2011	2012	2013	2014
	(in millions)
Operating and capital commitments:
Debt principal and interest	$31	$47	$36	$36	$—	$—	$150
Capital leases, including interest	130	95	44	8	3	—	280
Operating leases	162	146	130	122	115	317	992
Other commitments (1)(2)	187	101	93	89	88	1,181	1,739

Total commitments	$510	$389	$303	$255	$206	$1,498	$3,161

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.7 million square feet of corporate office space. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements.
(2)	Excludes $181 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

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

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2008	$138	$160	$10	$308
Net change in collateral pledged	4	(3)	(6)	(5)

Balance at December 31, 2009	$142	$157	$4	$303

(1)	Represents collateral for certain debt related to our international operations.
(2)	At December 31, 2009, our market capitalization was $59.8 billion. The required amount of collateral to be pledged will increase by $1.5 million if our market capitalization is equal to or below $40 billion, an additional $5 million if our market capitalization is equal to or below $18 billion, and an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

In June 2001, Audible, Inc., our subsidiary acquired in March 2008, was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial public offering in July 1999. The lawsuit also named certain of the offering’s underwriters, as well as Audible’s officers and directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. The complaints allege that the prospectus and the registration statement for Audible’s offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Audible’s stock. Audible and its officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In March 2009, all parties, including Audible, reached a settlement of these class actions that would resolve this dispute entirely with no payment required from Audible. The settlement was approved by the Court in October 2009, and that settlement is currently under appeal to the Court of Appeals for the Second Circuit.

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

In October 2007, Digital Reg of Texas, LLC filed a complaint against our subsidiary, Audible, Inc., and several other defendants in the United States District Court for the Eastern District of Texas. The complaint

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleges that Audible’s digital rights management technology infringes a patent obtained by Digital Reg purporting to cover a system for “Regulating Access to Digital Content” (U.S. Patent No. 6,389,541) and seeks injunctive relief, monetary damages, enhanced damages for alleged willful infringement, prejudgment and post-judgment interest, costs and attorneys’ fees. In November 2009, we obtained a license to the patent in suit and were dismissed from the lawsuit with prejudice.

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, SpeedTrack, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that our website technology infringes a patent owned by SpeedTrack purporting to cover a “Method For Accessing Computer Files and Data, Using Linked Categories Assigned to Each Data File Record on Entry of the Data File Record” (U.S. Patent Nos. 5,544,360) and seeks injunctive relief, monetary damages, enhanced damages, costs and attorneys fees. In November 2009, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patent in suit and the resolution of similar litigation against another party. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2009, Alcatel-Lucent USA Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology and digital content distribution systems infringe six of Alcatel-Lucent’s patents and seeks injunctive relief, monetary damages, a continuing royalty sufficient to compensate Alcatel-Lucent for any future infringement, treble damages, costs and attorneys fees. In January 2010, we filed counterclaims against Alcatel-Lucent alleging infringement of a patent owned by Amazon and that the patents asserted by Alcatel-Lucent are invalid and unenforceable. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In December 2009, Nazomi Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the processor core in our Kindle 2 device infringes two patents owned by Nazomi purporting to cover “Java virtual machine hardware for RISC and CISC processors” and “Java hardware accelerator using microcode engine” (U.S. Patent Nos. 7,080,362 and 7,225,436) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 10—Income Taxes.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Suppliers

During 2009, no vendor accounted for 10% or more of our inventory purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Note 8—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Common Stock

Common shares outstanding plus shares underlying outstanding stock awards totaled 461 million, 446 million, and 435 million at December 31, 2009, 2008 and 2007. These totals include all stock-based awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards. Common shares outstanding increased in 2009 due primarily to issuance of stock to acquire Zappos and vesting of restricted stock units.

Stock Repurchase Activity

We did not repurchase any of our common stock in 2009. We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008. We repurchased 6.3 million shares of common stock for $248 million in 2007 under the $500 million repurchase program authorized by our Board of Directors in August 2006.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock which replaces the Board’s prior authorization.

Stock Award Plans

Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.

Stock Award Activity

We granted restricted stock units representing 6.0 million, 7.3 million, 7.6 million shares of common stock during 2009, 2008, and 2007 with a per share weighted average fair value of $79.24, $72.21, and $47.04.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at January 1, 2007	14.5
Units granted	7.6
Units vested	(3.3)
Units forfeited	(2.5)

Outstanding at December 31, 2007	16.3
Units granted	7.3
Units vested	(5.5)
Units forfeited	(1.4)

Outstanding at December 31, 2008	16.7
Units granted	6.0
Units vested	(6.0)
Units forfeited	(1.0)

Outstanding at December 31, 2009	15.7

Scheduled vesting for outstanding restricted stock units at December 31, 2009 is as follows (in millions):

	Year Ended December 31,					Thereafter	Total
	2010	2011	2012	2013	2014
Scheduled vesting—restricted stock units	5.9	5.5	2.6	1.4	0.2	0.1	15.7

As of December 31, 2009, there was $415 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

During 2009 and 2008, the fair value of restricted stock units that vested was $551 million and $362 million.

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in both 2009 and 2008. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

Common Stock Available for Future Issuance

At December 31, 2009, common stock available for future issuance to employees is 149 million shares.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net income	$902	$645	$476
Net change in unrealized gains/losses on available-for-sale securities:
Unrealized gains (losses), net of tax of $(2), $0, and $(4)	7	—	8
Reclassification adjustment for losses (gains) included in net income, net of tax effect of $1, $1, and $0	(3)	(1)	—

Net unrealized gains (losses) on available for sale securities	4	(1)	8
Foreign currency translation adjustment, net of tax effect of $0, $3, and $6	62	(127)	(3)
Amortization of net unrealized losses on terminated Euro Currency Swap, net of tax effect of $0, $0, and $0	1	—	1

Other comprehensive income (loss)	67	(128)	6

Comprehensive income	$969	$517	$482

Balances within accumulated other comprehensive income (loss) are as follows:

	December 31,
	2009	2008
	(in millions)
Net unrealized losses on foreign currency translation, net of tax	$(66)	$(128)
Net unrealized gains on available-for-sale securities, net of tax	10	6
Net unrealized losses on terminated Euro Currency Swap, net of tax	—	(1)

Total accumulated other comprehensive income (loss)	$(56)	$(123)

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—INCOME TAXES

In 2009, 2008 and 2007 we recorded net tax provisions of $253 million, $247 million, and $184 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid, net of refunds, were $48 million, $53 million, and $24 million for 2009, 2008, and 2007.

The components of the provision for income taxes, net are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Current taxes:
U.S. and state	$149	$227	$275
International	23	25	8

Current taxes	172	252	283
Deferred taxes:
U.S. and state	89	3	(109)
International	(8)	(8)	10

Deferred taxes	81	(5)	(99)

Provision for income taxes, net	$253	$247	$184

U.S. and international components of income before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
U.S.	$529	$436	$360
International (1)	632	465	300

Income before income taxes	$1,161	$901	$660

(1)	Included in 2008 is the impact of the $53 million non-cash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of foreign tax differential	(16.9)	(13.8)	(11.7)
State taxes, net of federal benefits	1.1	2.8	2.1
Tax credits	(0.4)	(2.2)	(1.1)
Nondeductible stock-based compensation	1.7	1.7	1.4
Valuation allowance	0.4	2.6	(1.2)
Other, net	1.0	1.3	3.4

Total	21.9%	27.4%	27.9%

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate in 2009, 2008, and 2007 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item during 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate.

Deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in millions)
Deferred tax assets:
Net operating losses—stock-based compensation (1)	$120	$120
Net operating losses—other	50	31
Net operating losses—obtained through acquisitions (2)	7	14
Stock-based compensation	118	73
Assets held for investment	125	152
Revenue items	58	53
Expense items	172	155
Other items	42	40
Net tax credits (3)	6	2

Total gross deferred tax assets	698	640
Less valuation allowance (4)	(173)	(199)

Deferred tax assets, net of valuation allowance	525	441
Deferred tax liabilities:
Basis difference in intangible assets	(218)	(80)
Expense items	(168)	(12)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$139	$349

(1)	Excludes unrecognized federal net operating loss carryforward deferred tax assets of $40 million and $73 million at December 31, 2009 and 2008. The total gross deferred tax assets relating to our federal excess stock-based compensation net operating loss carryforwards at December 31, 2009 and 2008 were $160 million and $193 million (relating to approximately $456 million and $550 million of our federal net operating loss carryforwards). The majority of our net operating loss carryforwards begin to expire in 2021 and thereafter.
(2)	The utilization of some of these net operating loss carryforwards is subject to an annual limitation under applicable provisions of the Internal Revenue Code.
(3)	Presented net of fully reserved deferred tax assets associated with tax credits of $193 million and $130 million at December 31, 2009 and 2008. Total tax credits available to be claimed in future years are approximately $199 million and $171 million as of December 31, 2009 and 2008, and begin to expire in 2017.
(4)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain foreign taxing jurisdictions.

Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2009	2008
	(in millions)
Gross tax contingencies—January 1, 2009	$166	$112
Gross increases to tax positions in prior periods	15	39
Gross decreases to tax positions in prior periods	—	(4)
Gross increases to current period tax positions	1	22
Audit settlements paid during 2008	—	(3)
Foreign exchange gain (loss) on tax contingencies	(1)	—

Gross tax contingencies—December 31, 2009 (1)	$181	$166

(1)	As of December 31, 2009, we had $181 million of tax contingencies of which $180 million, if fully recognized, would decrease our effective tax rate and increase additional paid-in capital by $1 million to reflect the tax benefits of excess stock-based compensation deductions.

Due to the nature of our business operations we expect the total amount of tax contingencies for prior period tax positions will grow in 2010 in comparable amounts to 2009. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in 2010. The increase to current period tax positions in 2008 resulted primarily from acquisition-related activity and new regulations.

As of December 31, 2009 and 2008, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $17 million and $14 million. Interest and penalties, net of federal income tax benefit, recognized for the year ended December 31, 2009 and 2008 was $3 million and $5 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2009. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2009 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2005 through 2009, France for 2006 through 2009, Germany for 2003 through 2009, Luxembourg for 2004 through 2009, and the United Kingdom for 2003 through 2009. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $120 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment have been stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2009.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—SEGMENT INFORMATION

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

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
North America
Net sales	$12,828	$10,228	$8,095
Cost of sales	9,538	7,733	6,064

Gross profit	3,290	2,495	2,031
Direct segment operating expenses	2,581	2,050	1,631

Segment operating income	$709	$445	$400

International
Net sales	$11,681	$8,938	$6,740
Cost of sales	9,440	7,163	5,418

Gross profit	2,241	1,775	1,322
Direct segment operating expenses	1,378	1,127	873

Segment operating income	$863	$648	$449

Consolidated
Net sales	$24,509	$19,166	$14,835
Cost of sales	18,978	14,896	11,482

Gross profit	5,531	4,270	3,353
Direct segment operating expenses	3,959	3,177	2,504

Segment operating income	1,572	1,093	849
Stock-based compensation	(341)	(275)	(185)
Other operating expense, net	(102)	24	(9)

Income from operations	1,129	842	655
Total non-operating income (expense), net	32	59	5
Provision for income taxes	(253)	(247)	(184)
Equity-method investment activity, net of tax	(6)	(9)	—

Net income	$902	$645	$476

Net sales shipped to customers outside of the U.S. represented approximately half of net sales for 2009, 2008, and 2007. Net sales from www.amazon.de, www.amazon.co.jp, and www.amazon.co.uk each represented 13% to 17% of consolidated net sales in 2009, 2008 and 2007.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2009	2008
North America	$9,252	$5,266
International	4,561	3,048

Consolidated	$13,813	$8,314

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed assets, net, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2009	2008
North America	$1,059	$666
International	231	188

Consolidated	$1,290	$854

Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
North America	$327	$262	$212
International	57	49	46

Consolidated	$384	$311	$258

Note 12—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2009 and 2008. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter.

Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2009 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$9,519	$5,449	$4,651	$4,889
Gross profit	1,976	1,273	1,133	1,148
Income before income taxes	471	262	179	248
Provision for income taxes	85	60	39	69
Net income	384	199	142	177
Basic earnings per share	$0.87	$0.46	$0.33	$0.41
Diluted earnings per share	$0.85	$0.45	$0.32	$0.41
Shares used in computation of earnings per share:
Basic	440	432	431	429
Diluted	450	441	440	437

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales (2)	$6,704	$4,264	$4,063	$4,135
Gross profit	1,348	999	967	956
Income before income taxes	302	182	208	207
Provision for income taxes	79	59	46	62
Net income	225	118	158	143
Basic earnings per share	$0.52	$0.28	$0.38	$0.34
Diluted earnings per share	$0.52	$0.27	$0.37	$0.34
Shares used in computation of earnings per share:
Basic	428	427	420	417
Diluted	436	436	430	426

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.
(2)	Our year-over-year revenue growth was 36% for the first three quarters of 2008. For Q4 2008, our quarterly revenue growth rates declined to 18%, driven primarily by decreased consumer demand following disruptions in the global financial markets and changes in foreign exchange rates (excluding the $320 million unfavorable impact from year-over-year changes in foreign exchange rates throughout the fourth quarter, net sales would have grown 24% compared with Q4 2007).

Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Amazon.com, Inc. and our report dated January 28, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

January 28, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009

Consolidated Statements of Operations for each of the three years ended December 31, 2009

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2009

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2) Index to Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 28, 2010.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos
President, Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 2010.

Signature	Title
/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ SHELLEY REYNOLDS Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ L. JOHN DOERR L. John Doerr	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ ALAIN MONIÉ Alain Monié	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

4.1	Indenture, dated as of February 16, 2000, between Amazon.com, Inc. and the Bank of New York, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2000).

4.2	Form of 6 7/8% Convertible Subordinated Notes due 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2000).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 29, 2000).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Thomas J. Szkutak, dated August 26, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.4†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.5†	Offer Letter of Employment to Shelley Reynolds, dated January 11, 2006.

10.6†	Offer Letter of Employment to Sebastian J. Gunningham, dated January 29, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.7†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.8†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.9†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.10†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

10.11	Agreement and Plan of Merger, dated July 22, 2009, among Amazon.com, Inc., Zeta Acquisition, Inc., Zappos.com, Inc. and Alfred Lin (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 24, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	Executive Compensation Plan or Agreement

2