Form 10-Q
period 2010-03-31
AMAZON COM INC
filed 2010-04-23
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File No. 000-22513

Amazon.com, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1646860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Terry Avenue North, Seattle, WA 98109-5210

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

445,671,637 shares of common stock, par value $0.01 per share, outstanding as of April 16, 2010

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,444	$2,769	$1,701	$1,496
OPERATING ACTIVITIES:
Net income	299	177	1,024	679
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	119	87	411	309
Stock-based compensation	87	67	360	288
Other operating expense (income), net	26	11	118	(19)
Losses (gains) on sales of marketable securities, net	0	(2)	(2)	(1)
Other expense (income), net	(6)	2	(23)	(30)
Deferred income taxes	(20)	0	63	14
Excess tax charges (benefits) from stock-based compensation	(86)	(49)	(141)	(145)
Changes in operating assets and liabilities:
Inventories	321	107	(317)	(273)
Accounts receivable, net and other	454	167	(195)	(190)
Accounts payable	(1,892)	(1,129)	1,096	686
Accrued expenses and other	(361)	(122)	60	249
Additions to unearned revenue	188	206	1,036	576
Amortization of previously unearned revenue	(227)	(107)	(710)	(386)

Net cash provided by (used in) operating activities	(1,098)	(585)	2,780	1,757
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(140)	(55)	(458)	(326)
Acquisitions, net of cash acquired, and other	(19)	(15)	(43)	(155)
Sales and maturities of marketable securities and other investments	872	314	2,524	1,348
Purchases of marketable securities and other investments	(1,255)	(391)	(4,755)	(1,686)

Net cash provided by (used in) investing activities	(542)	(147)	(2,732)	(819)
FINANCING ACTIVITIES:
Excess tax benefits (charges) from stock-based compensation	86	49	141	145
Common stock repurchased	0	0	0	(100)
Proceeds from long-term debt and other	62	3	124	48
Repayments of long-term debt and capital lease obligations	(61)	(343)	(168)	(673)

Net cash provided by (used in) financing activities	87	(291)	97	(580)
Foreign-currency effect on cash and cash equivalents	(47)	(45)	(2)	(153)

Net increase (decrease) in cash and cash equivalents	(1,600)	(1,068)	143	205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,844	$1,701	$1,844	$1,701

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$7,131	$4,889

Operating expenses (1):
Cost of sales	5,501	3,741
Fulfillment	546	422
Marketing	201	128
Technology and content	366	275
General and administrative	97	68
Other operating expense (income), net	26	11

Total operating expenses	6,737	4,645

Income from operations	394	244
Interest income	11	12
Interest expense	(7)	(12)
Other income (expense), net	3	4

Total non-operating income (expense)	7	4

Income before income taxes	401	248
Provision for income taxes	(100)	(69)
Equity-method investment activity, net of tax	(2)	(2)

Net income	$299	$177

Basic earnings per share	$0.67	$0.41

Diluted earnings per share	$0.66	$0.41

Weighted average shares used in computation of earnings per share:
Basic	445	429

Diluted	454	437

(1) Includes stock-based compensation as follows:
Fulfillment	$18	$15
Marketing	5	4
Technology and content	47	36
General and administrative	17	12

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,844	$3,444
Marketable securities	3,219	2,922
Inventories	1,820	2,171
Accounts receivable, net and other	815	988
Deferred tax assets	266	272

Total current assets	7,964	9,797
Fixed assets, net	1,436	1,290
Deferred tax assets	16	18
Goodwill	1,234	1,234
Other assets	1,392	1,474

Total assets	$12,042	$13,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$5,605
Accrued expenses and other	1,574	1,759

Total current liabilities	5,193	7,364
Long-term debt	131	109
Other long-term liabilities	1,100	1,083
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 462 and 461
Outstanding shares — 446 and 444	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	5,887	5,736
Accumulated other comprehensive loss	(145)	(56)
Retained earnings	471	172

Total stockholders’ equity	5,618	5,257

Total liabilities and stockholders’ equity	$12,042	$13,813

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2010 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2009 Annual Report on Form 10-K.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. We no longer present gross profit in our consolidated statement of operations as we believe income from operations is a more meaningful measure due to the diversity of our product categories and services.

Principles of Consolidation

The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities. Estimates are used for, but not limited to, valuation of inventory, sales returns, income taxes, stock-based compensation, valuation of acquired intangibles and goodwill, determining the selling price of deliverables in multiple element revenue arrangements, contingencies, valuation of investments, collectability of receivables, incentive discount offers, and depreciable lives of fixed assets and internally-developed software. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We adopted this guidance on January 1, 2010. Adoption did not have a material impact on our consolidated financial statements.

On January 1, 2010, we prospectively adopted ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. Under this standard, we allocate revenue in arrangements with multiple deliverables using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately.

Sales of our Kindle e-reader are considered arrangements with multiple deliverables, consisting of the device, wireless access and delivery, and software upgrades. Under the prior accounting standard, we accounted for sales of the Kindle ratably over the estimated life of the device. Accordingly, revenue and associated product cost of the device through December 31, 2009, were deferred at the time of sale and recognized on a straight-line basis over the two year estimated economic life.

As of January 2010, we account for the sale of the Kindle as three deliverables. The revenue related to the device, which is the substantial portion of the total sale price, and related costs are recognized upon delivery. Revenue related to wireless access and delivery and software upgrades is amortized over the life of the device, which remains estimated at two years.

Because we have adopted ASU 2009-13 prospectively, we are recognizing $508 million throughout 2010 and 2011 for revenue previously deferred under the prior accounting standard.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2010, and December 31, 2009, our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any securities categorized as Level 3 as of March 31, 2010, or December 31, 2009.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$412	$0	$0	$412	$391
Level 1 securities:
Money market funds	1,262	0	0	1,262	2,750
Equity securities	1	0	0	1	1
Level 2 securities:
Foreign government and agency securities	1,537	10	0	1,547	1,999
U.S. government and agency securities	1,894	5	(2)	1,897	1,268
Corporate debt securities (1)	209	5	0	214	211
Asset-backed securities	39	2	0	41	46
Other fixed income securities	7	0	0	7	6

	$5,361	$22	$(2)	5,381	6,672

Less: Long-term marketable securities (2)				(318)	(306)

Total cash, cash equivalents, and marketable securities				$5,063	$6,366

(1)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
(2)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating and capital leases for fixed assets and office, fulfillment, and data center facilities. Rental expense under operating lease agreements was $48 million and $41 million for Q1 2010 and Q1 2009.

In December 2007, we entered into a series of leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington, with initial terms of up to 16 years commencing on completion of development between 2010 and 2013, with options to extend for two five-year periods. Related to these leases, we expect to occupy approximately 1.7 million square feet of office space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for one of the buildings.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of March 31, 2010:

	Nine Months Ended December 31, 2010	Year Ended December 31,				Thereafter	Total
		2011	2012	2013	2014
	(in millions)
Operating and capital commitments:
Debt principal and interest	$42	$52	$59	$58	$—	$—	$211
Capital leases, including interest	110	114	63	13	5	0	305
Operating leases	134	169	157	149	144	283	1,036
Other commitments (1)(2)	175	105	91	87	86	1,157	1,701

Total commitments	$461	$440	$370	$307	$235	$1,440	$3,253

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.7 million square feet of corporate office space being developed in Seattle, Washington. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(2)	Excludes $184 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

We have pledged or otherwise restricted a portion of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt and real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. The amount required to be pledged for certain real estate lease agreements changes over the life of our leases based on our credit rating and changes in our market capitalization. Information about collateral required to be pledged under these agreements is as follows:

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2009	$142	$157	$4	$303
Net change in collateral pledged	(4)	17	(1)	12

Balance at March 31, 2010	$138	$174	$3	$315

(1)	Represents collateral for certain debt related to our international operations.
(2)	At March 31, 2010, our market capitalization was $61 billion. The required amount of collateral to be pledged will increase by $1.5 million if our market capitalization is equal to or below $40 billion, an additional $5 million if our market capitalization is equal to or below $18 billion, and an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7, Commitments and Contingencies — Legal Proceedings” of our 2009 Annual Report on Form 10-K, as supplemented by the following:

In December 2005, Registrar Systems LLC filed a complaint against us and Target Corporation for patent infringement in the United States District Court for the District of Colorado. The complaint alleges that our website technology, including the method by which Amazon.com enables customers to use Amazon.com account information on websites that Amazon.com operates for third parties, such as Target.com, infringes two patents obtained by Registrar Systems purporting to cover methods and apparatuses for a “World Wide Web Registration Information Processing System” (U.S. Patent Nos. 5,790,785 and 6,823,327) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, prejudgment interest, costs, and attorneys’ fees. In September 2006, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patents in suit. In late 2009, the Patent and Trademark Office concluded its re-examination and cancelled the patents in suit. Accordingly, the plaintiff voluntarily dismissed this lawsuit without prejudice in March 2010.

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). In August 2009, a jury trial was held and the jury found that all asserted claims of the ‘710 patent were not infringed by Amazon or were invalid. In February 2010, the Court partially reversed the jury’s findings, ruling that some of the asserted claims of the ‘710 Patent were valid and were infringed by Amazon. We plan to appeal the Court’s ruling.

In March 2009, the Tobin Family Education and Health Foundation filed a complaint against us for patent infringement in the United States District Court for the Middle District of Florida. The complaint alleges, among other things, that the technology underlying the Amazon Associates program infringes a patent owned by Tobin purporting to cover a “Method and System for Customizing Marketing Services on Networks Communication with Hypertext Tagging Conventions” (U.S. Patent No. 7,505,913) and seeks injunctive relief, monetary damages, costs and attorneys fees. In March 2010, we settled this litigation on terms that include a nonexclusive license to the patent in suit and, accordingly, the lawsuit has been dismissed with prejudice.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111) and seeks injunctive relief, monetary damages, costs and attorneys fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us the following month containing similar allegations. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2009, Bedrock Computer Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Bedrock purporting to cover a “Method And Apparatus For Information Storage and Retrieval Using a Hashing Technique with External Chaining and On-the-Fly Removal of Expired Data” (U.S. Patent Nos. 5,893,120) and seeks injunctive relief, monetary damages, enhanced damages, a compulsory future royalty, costs and attorneys fees. The complaint was dismissed without prejudice in March 2010, but the plaintiff filed a new complaint against us the following month containing similar allegations. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2010, Texas OCR Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our Search Inside the Book feature infringes a patent owned by Texas OCR Technologies purporting to cover a “Methodology for Displaying Search Results Using Character Recognition” (U.S. Patent No. 6,363,179) and seeks monetary damages, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of the claims, proceedings and litigation in which the Company is involved could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 6 — Income Taxes.”

Note 4 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 2.4 million and 0.6 million shares of common stock during Q1 2010 and Q1 2009 with a per share weighted average fair value of $134.18 and $58.74. In March 2010, we granted approximately 2.0 million annual stock awards and we expect to grant additional annual stock awards in Q2 2010. In 2009, we granted all of our annual stock awards in Q2.

Common shares outstanding plus shares underlying outstanding stock awards totaled 463 million and 461 million at March 31, 2010 and December 31, 2009. These totals include all stock-based awards outstanding, excluding estimated forfeitures.

The following table summarizes our restricted stock unit activity for Q1 2010 (in millions):

Number of Units
Outstanding at December 31, 2009	15.7
Units granted	2.4
Units vested	(0.9)
Units forfeited	(0.3)

Outstanding at March 31, 2010	16.9

Scheduled vesting for outstanding restricted stock units at March 31, 2010 is as follows (in millions):

	Nine Months Ended December 31, 2010	Year Ended December 31,				Thereafter	Total
		2011	2012	2013	2014
Scheduled vesting — restricted stock units	4.9	5.7	3.9	1.8	0.4	0.2	16.9

As of March 31, 2010, there was $557 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

Note 5 — Comprehensive Income

Comprehensive income was $210 million and $157 million for Q1 2010 and Q1 2009. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 6 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $4 million and $11 million in Q1 2010 and Q1 2009.

As of March 31, 2010, and December 31, 2009, tax contingencies (gross unrecognized tax benefits) were $184 million and $181 million. Due to the nature of our business operations, we expect the total amount of tax contingences for prior period tax positions will grow over the next 12 months in comparable amounts to the prior 12 months. We do not believe it is reasonably possible that the total amount of tax contingencies will significantly decrease within the next 12 months.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2009. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2009 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2005 through 2009, France for 2007 through 2009, Germany for 2003 through 2009, Luxembourg for 2005 through 2009, and the United Kingdom for 2004 through 2009. In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $120 million against one of our U.S. subsidiaries for the years 2003 through 2005. We believe that these claims are without merit and are disputing the assessment. Further proceedings on the assessment have been stayed during negotiations between U.S. and Japanese authorities over the double taxation issues the assessment raises, and we have provided bank guarantees to suspend enforcement of the assessment. We also may be subject to income tax examination by Japanese tax authorities for 2006 through 2009.

Note 7 — Segment Information

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate operating expenses to segment results, excluding the line item “Other operating expense (income), net” and operating expenses attributable to stock-based compensation. A significant majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
North America
Net sales	$3,780	$2,578
Operating expenses
Cost of sales	2,761	1,884
Direct segment operating expenses (1)	746	544

Segment operating income	$273	$150

International
Net sales	$3,351	$2,311
Operating expenses
Cost of sales	2,740	1,857
Direct segment operating expenses (1)	377	282

Segment operating income	$234	$172

Consolidated
Net sales	$7,131	$4,889
Operating expenses
Cost of sales	5,501	3,741
Direct segment operating expenses (1)	1,123	826

Segment operating income	507	322
Stock-based compensation	(87)	(67)
Other operating income (expense), net	(26)	(11)

Income from operations	394	244
Total non-operating income (expense)	7	4
Provision for income taxes	(100)	(69)
Equity-method investment activity, net of tax	(2)	(2)

Net income	$299	$177

(1)	Represents the fulfillment, marketing, technology and content, and general and administrative operating expenses, excluding stock-based compensation, that are allocated to segments.

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2009 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2009 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $19 million for Q1 2010.

Goodwill

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the quarter, management monitored the actual performance relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that require an update to our annual impairment test. As a measure of sensitivity, 10% decrease in the fair value of any of our reporting units as of December 31, 2009 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2010 closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $17 million impact on our Q1 2010 consolidated operating income. Our estimated forfeiture rates at March 31, 2010 and December 31, 2009 were 32.5% and 33.1%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2010	2009	2010	2009
	(in millions)		(in millions)
Operating activities	$(1,098)	$(585)	$2,780	$1,757
Investing activities	(542)	(147)	(2,732)	(819)
Financing activities	87	(291)	97	(580)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $2.32 billion for the trailing twelve months ended March 31, 2010, compared to $1.43 billion for the trailing twelve months ended March 31, 2009, an increase of 62%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended March 31, 2010 compared to the comparable prior year period was due to increased operating income, changes in working capital, and increased deferred revenue, partially offset by increased capital expenditures. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, valuation of cash equivalents and marketable securities, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.1 billion and $6.4 billion at March 31, 2010 and December 31, 2009. Amounts held in foreign currencies were $2.3 billion and $2.8 billion at March 31, 2010 and December 31, 2009, and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by (used in) operating activities was $(1,098) million and $(585) million for Q1 2010 and Q1 2009. Our operating cash flows result primarily from cash received from our customers, sellers, and activities such as AWS, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized

(1)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, and operating leases. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash outlays for acquisitions, equity-method investments, and intellectual property rights, and purchases of fixed assets, including leasehold improvements and internal-use software and website development costs. Cash provided by (used in) investing activities was $(542) million and $(147) million for Q1 2010 and Q1 2009, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments and increased capital expenditures. Capital expenditures were $140 million and $55 million during Q1 2010 and Q1 2009. The increase in capital expenditures reflects additional investments in technology infrastructure including AWS, additional investments in support of continued business growth, including capacity to support our fulfillment operations, and investments in corporate office space, which we expect to continue throughout 2010. Capital expenditures included $40 million and $34 million for internal-use software and website development during Q1 2010 and Q1 2009. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. During Q1 2010 and Q1 2009, we made cash payments, net of acquired cash, related to acquisition and investment activity of $19 million and $15 million.

Cash provided by (used in) financing activities was $87 million and $(291) million for Q1 2010 and Q1 2009. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and proceeds from long-term debt. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $86 million and $49 million for Q1 2010 and Q1 2009. Cash inflows from proceeds from long-term debt were $62 million in Q1 2010; long-term debt proceeds were not significant in Q1 2009. Cash outflows from financing activities result from payments on capital lease obligations and repayments of long-term debt. Payments on capital lease obligations and repayments of long-term debt were $61 million and $343 million in Q1 2010 and Q1 2009.

We recorded net tax provisions of $100 million and $69 million in Q1 2010 and Q1 2009. A majority of this provision is non-cash. We have current tax benefits and net operating loss carryforwards relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $4 million and $11 million for Q1 2010 and Q1 2009. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We did not repurchase common stock in Q1 2010.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $882 million at March 31, 2010.

On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover2 was 13 for both Q1 2010 and Q1 2009. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us

(2)	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

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

Net Sales

Net sales information is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net Sales:
North America	$3,780	$2,578
International	3,351	2,311

Consolidated	$7,131	$4,889

Year-over-year Percentage Growth:
North America	47%	21%
International	45	15
Consolidated	46	18
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	46%	22%
International	37	28
Consolidated	42	25
Net Sales Mix:
North America	53%	53%
International	47	47

Consolidated	100%	100%

Sales increased 46% in Q1 2010. Changes in currency exchange rates positively affected net sales by $185 million for Q1 2010. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 47% for Q1 2010. This sales growth primarily reflects increased unit sales, a larger base of sales in faster growing categories such as electronics and other general merchandise, and our adoption of ASU 2009-13 (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”). Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, by increased in-stock inventory availability and increased selection of product offerings, and by the impact of Zappos, which we acquired in Q4 2009.

The International sales growth rate was 45% for Q1 2010. This sales growth primarily reflects increased unit sales and a larger base of sales in faster growing categories such as electronics and other general merchandise. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings. Additionally, changes in currency exchange rates positively affected International net sales by $175 million for Q1 2010.

As we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase.

Sales of products by other sellers on our websites represented 31% of unit sales for both Q1 2010 and Q1 2009. Since revenues from these sales are recorded as a net amount, they generally result in lower revenues but higher gross margin per unit. Since we focus on profit dollars rather than margins, we are largely neutral on whether an item is sold by us or by another seller.

We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. Additionally, as we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect to see the relative mix of sales from this category increase. See “Supplemental Information” below.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$248	$190
Outbound shipping costs	(518)	(358)

Net shipping cost	$(270)	$(168)

Year-over-year Percentage Growth:
Shipping revenue	30%	(1)%
Outbound shipping costs	45	12
Net shipping cost	61	31
Percent of Net Sales:
Shipping revenue	3.5%	3.9%
Outbound shipping costs	(7.3)	(7.3)

Net shipping cost	(3.8)%	(3.4)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net sales:
North America
Media	$1,597	$1,305
Electronics and other general merchandise	2,024	1,172
Other (1)	159	101

Total North America	$3,780	$2,578

International
Media	$1,833	$1,418
Electronics and other general merchandise	1,489	874
Other (1)	29	19

Total International	$3,351	$2,311

Consolidated
Media	$3,430	$2,723
Electronics and other general merchandise	3,513	2,046
Other (1)	188	120

Total consolidated	$7,131	$4,889

Year-over-year percentage growth:
North America
Media	22%	8%
Electronics and other general merchandise	73	42
Other	57	7
Total North America	47	21
International
Media	29%	6%
Electronics and other general merchandise	70	34
Other	57	14
Total International	45	15
Consolidated
Media	26%	7%
Electronics and other general merchandise	72	38
Other	57	8
Total consolidated	46	18
Year-over-year percentage growth:
Excluding the effect of exchange rates
International
Media	23%	17%
Electronics and other general merchandise	61	50
Other	47	40
Total International	37	28
Consolidated
Media	22%	13%
Electronics and other general merchandise	68	46
Other	56	11
Total consolidated	42	25
Consolidated net sales mix:
Media	48%	56%
Electronics and other general merchandise	49	42
Other	3	2

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$5,501	$0	$5,501	$3,741	$0	3,741
Fulfillment	546	(18)	528	422	(15)	407
Marketing	201	(5)	196	128	(4)	124
Technology and content	366	(47)	319	275	(36)	239
General and administrative	97	(17)	80	68	(12)	56
Other operating expense (income), net	26	0	26	11	0	11

Total operating expenses	$6,737	$(87)	$6,650	$4,645	$(67)	$4,578

Year-over-year Percentage Growth:
Fulfillment	29%		30%	19%		19%
Marketing	56		57	25		24
Technology and content	33		34	18		18
General and administrative	43		44	11		8

Percent of Net Sales:
Fulfillment	7.7%		7.4%	8.6%		8.3%
Marketing	2.8		2.7	2.6		2.5
Technology and content	5.1		4.5	5.6		4.9
General and administrative	1.4		1.1	1.4		1.1

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Cost of Sales

Cost of sales consists of the purchase price of consumer products and content where we are the seller of record, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.

Cost of sales increased in absolute dollars in Q1 2010 compared to the comparable prior year period due to increased product and shipping costs resulting from increased sales and to our adoption of ASU 2009-13 (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”), offset by improvements in inventory management, including vendor pricing.

Consolidated gross profit and gross margin for each of the periods presented was as follows:

	Three Months Ended March 31,
	2010	2009
Gross Profit (in millions)	$1,630	$1,148
Gross Margin	22.9%	23.5%

Gross margin decreased compared to the comparable prior year period due primarily to lower prices for our customers, including free shipping offers and Amazon Prime, offset by changes in product category and service mix, including the impact of Zappos, which we acquired in Q4 2009. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services. In addition, our focus is on growing profit dollars rather than maximizing margin percentages.

Fulfillment

The increase in fulfillment costs in absolute dollars in Q1 2010 compared to the comparable prior year period relates to variable costs corresponding with sales volume and inventory levels; our mix of product sales; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

Marketing costs increased in absolute dollars in Q1 2010 compared to the comparable prior year period due to increased spending in variable online marketing channels, such as our Associates program and sponsored search programs, and television advertising.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, AWS, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support our infrastructure web services. We expect spending in technology and content to increase over time as we continue to add employees to our staff and add technology infrastructure.

During Q1 2010 and Q1 2009, we capitalized $47 million (including $8 million of stock-based compensation) and $41 million (including $6 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $43 million and $40 million for Q1 2010 and Q1 2009.

A significant majority of our technology costs are incurred in the U.S. and most of them are allocated to our North America segment. Infrastructure and other technology costs used to support our AWS business are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q1 2010 compared to the comparable prior year period is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized using an accelerated method over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, employee class, the economic environment, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock-based compensation was $87 million and $67 million during Q1 2010 and Q1 2009. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees and a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $26 million and $11 million during Q1 2010 and Q1 2009 and relates primarily to amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations increased 62% to $394 million in Q1 2010, from $244 million in Q1 2009.

Interest Expense and Income

The primary component of our net interest expense is interest related to our capital leases. Interest expense was $7 million and $12 million during Q1 2010 and Q1 2009, with the decline primarily relating to principal reductions on our long-term debt.

Our interest income was $11 million and $12 million during Q1 2010 and Q1 2009. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2010 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. See Item 1 of Part I, “Financial Statements — Note 6 — Income Taxes.”

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

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2010			2009
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$6,946	$185	$7,131	$5,157	$(268)	$4,889
Operating expenses	6,567	170	6,737	4,882	(237)	4,645
Income from operations	379	15	394	276	(32)	244
Net interest income (expense) and other (3)	11	(4)	7	1	3	4
Net income	286	13	299	198	(21)	177
Diluted earnings per share	$0.63	$0.03	$0.66	$0.46	$(0.05)	$0.41

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances.

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of “Free cash flow,” operating expenses with and without stock-based compensation, and the effect of exchange rates on our consolidated statement of operations, meet the definition of non-GAAP financial measures.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended March 31, 2010 and 2009 (in millions):

	Twelve Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$2,780	$1,757
Purchases of fixed assets, including internal-use software and website development	(458)	(326)

Free cash flow	$2,322	$1,431

Net cash provided by (used in) investing activities	$(2,732)	$(819)

Net cash provided by (used in) financing activities	$97	$(580)

Operating expenses with and without stock-based compensation is provided to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expense is consistent with our segment presentation in our footnotes to the consolidated financial statements.

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

Information regarding the effect of exchange rates, versus the U.S. Dollar, on our consolidated statements of operations is provided to show reported period operating results had the exchange rates remained the same as those in effect in the comparable prior year period.

Guidance

We provided guidance on April 22, 2010, in our earnings release furnished on Form 8-K as follows:

Second Quarter 2010 Guidance

•	Net sales are expected to be between $6.1 billion and $6.7 billion, or to grow between 31% and 44% compared with second quarter 2009.

•

Operating income is expected to be between $220 million and $320 million, or to grow between 39% and 102% compared with second quarter 2009. The second quarter 2009 results include the impact of our settlement with Toysrus.com LLC for $51 million, substantially all of which was expensed during the quarter.

•

This guidance includes approximately $130 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q1 2010, net sales from our International segment accounted for 47% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q1 2010 increased by $175 million in comparison with Q1 2009.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2010 of $2.3 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $115 million, $235 million, and $465 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at March 31, 2010 of $319 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $15 million, $30 million, and $65 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2010, our recorded basis in equity investments was $88 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/ acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings.”

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

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new offerings, which include digital, web services, electronic devices, and seller-focused offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

The Seasonality of Our Business Places Increased Strain on Our Operations

We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. We also face risks described elsewhere in this Item 1A relating to fulfillment center optimization and inventory.

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs that represent a significant component of our services revenue. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

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

Item 4. Reserved

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: April 22, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1	Amazon.com, Inc. 1997 Stock Incentive Plan (as amended and restated)

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.