Form 10-Q
period 2010-06-30
AMAZON COM INC
filed 2010-07-23
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

447,825,009 shares of common stock, par value $0.01 per share, outstanding as of July 15, 2010

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,844	$1,701	$3,444	$2,769	$1,936	$1,548
OPERATING ACTIVITIES:
Net income	207	142	505	319	1,088	663
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	129	84	249	171	456	323
Stock-based compensation	111	85	196	152	386	300
Other operating expense (income), net	25	60	51	71	83	86
Losses (gains) on sales of marketable securities, net	0	0	0	(2)	(2)	(1)
Other expense (income), net	(22)	(14)	(27)	(12)	(31)	(53)
Deferred income taxes	(8)	6	(28)	7	49	30
Excess tax benefits from stock-based compensation	(75)	(20)	(161)	(70)	(196)	(122)
Changes in operating assets and liabilities:
Inventories	(141)	(23)	180	84	(435)	(261)
Accounts receivable, net and other	(42)	16	412	183	(252)	(149)
Accounts payable	(81)	56	(1,972)	(1,073)	959	625
Accrued expenses and other	200	(6)	(161)	(128)	265	182
Additions to unearned revenue	161	207	349	413	990	696
Amortization of previously unearned revenue	(214)	(125)	(441)	(232)	(799)	(441)

Net cash provided by (used in) operating activities	250	468	(848)	(117)	2,561	1,878
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(196)	(78)	(336)	(133)	(575)	(336)
Acquisitions, net of cash acquired, and other	(21)	(19)	(40)	(35)	(45)	(129)
Sales and maturities of marketable securities and other investments	1,208	378	2,080	692	3,354	1,545
Purchases of marketable securities and other investments	(1,466)	(560)	(2,721)	(951)	(5,661)	(1,877)

Net cash provided by (used in) investing activities	(475)	(279)	(1,017)	(427)	(2,927)	(797)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	75	20	161	70	196	122
Common stock repurchased	—	—	—	—	—	(100)
Proceeds from long-term debt and other	5	2	67	6	133	44
Repayments of long-term debt, capital lease, and finance lease obligations	(37)	(25)	(98)	(368)	(186)	(663)

Net cash provided by (used in) financing activities	43	(3)	130	(292)	143	(597)
Foreign-currency effect on cash and cash equivalents	(33)	49	(80)	3	(84)	(96)

Net increase (decrease) in cash and cash equivalents	(215)	235	(1,815)	(833)	(307)	388

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,629	$1,936	$1,629	$1,936	$1,629	$1,936

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3	$2	$5	$28	$9	$43
Cash paid for income taxes	43	23	46	34	60	64
Fixed assets acquired under capital leases	83	19	142	37	252	118
Fixed assets acquired under build-to-suit leases	60	61	120	117	191	173

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$6,566	$4,651	$13,697	$9,541

Operating expenses (1):
Cost of sales	4,957	3,518	10,458	7,260
Fulfillment	582	409	1,128	831
Marketing	211	129	412	257
Technology and content	408	299	773	575
General and administrative	113	77	210	145
Other operating expense (income), net	25	60	51	71

Total operating expenses	6,296	4,492	13,032	9,139

Income from operations	270	159	665	402

Interest income	12	8	23	20
Interest expense	(9)	(7)	(16)	(19)
Other income (expense), net	24	19	27	24

Total non-operating income (expense)	27	20	34	25

Income before income taxes	297	179	699	427

Provision for income taxes	(88)	(39)	(189)	(108)
Equity-method investment activity, net of tax	(2)	2	(5)	—

Net income	$207	$142	$505	$319

Basic earnings per share	$0.46	$0.33	$1.13	$0.74

Diluted earnings per share	$0.45	$0.32	$1.11	$0.73

Weighted average shares used in computation of earnings per share:
Basic	447	431	446	430

Diluted	455	440	455	438

(1) Includes stock-based compensation as follows:
Fulfillment	$24	$20	$42	$35
Marketing	7	5	12	9
Technology and content	58	46	103	82
General and administrative	22	14	39	26

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,629	$3,444
Marketable securities	3,479	2,922
Inventories	1,940	2,171
Accounts receivable, net and other	805	988
Deferred tax assets	265	272

Total current assets	8,118	9,797
Fixed assets, net	1,704	1,290
Deferred tax assets	29	18
Goodwill	1,229	1,234
Other assets	1,317	1,474

Total assets	$12,397	$13,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,545	$5,605
Accrued expenses and other	1,705	1,759

Total current liabilities	5,250	7,364
Long-term debt	132	109
Other long-term liabilities	1,158	1,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 464 and 461
Outstanding shares — 448 and 444	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,056	5,736
Accumulated other comprehensive loss	(282)	(56)
Retained earnings	678	172

Total stockholders’ equity	5,857	5,257

Total liabilities and stockholders’ equity	$12,397	$13,813

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

Sales of our Kindle e-reader are considered arrangements with multiple deliverables, consisting of the device, wireless access and delivery, and software upgrades. Under the prior accounting standard, we accounted for sales of the Kindle ratably over the average estimated life of the device. Accordingly, revenue and associated product cost of the device through December 31, 2009, were deferred at the time of sale and recognized on a straight-line basis over the two year average estimated economic life.

As of January 2010, we account for the sale of the Kindle as three deliverables. The revenue related to the device, which is the substantial portion of the total sale price, and related costs are recognized upon delivery. Revenue related to wireless access and delivery and software upgrades is amortized over the average life of the device, which remains estimated at two years.

Because we have adopted ASU 2009-13 prospectively, we are recognizing $508 million throughout 2010 and 2011 for revenue previously deferred under the prior accounting standard.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2010, and December 31, 2009, our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any securities categorized as Level 3 as of June 30, 2010, or December 31, 2009.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$363	$—	$—	$363	$391
Level 1 securities:
Money market funds	552	—	—	552	2,750
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,487	10	—	1,497	1,999
U.S. government and agency securities	2,758	13	(1)	2,770	1,268
Corporate debt securities	188	4	—	192	211
Asset-backed securities	31	1	—	32	46
Other fixed income securities	12	—	—	12	6

	$5,393	$28	$(2)	5,419	6,672

Less: Long-term marketable securities (1)				(311)	(306)

Total cash, cash equivalents, and marketable securities				5,108	$6,366

(1)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating and capital leases for fixed assets and office, fulfillment, and data center facilities. Rental expense under operating lease agreements was $53 million and $41 million for Q2 2010 and Q2 2009, and $100 million and $82 million for the six months ended June 30, 2010 and 2009.

In December 2007, we entered into a series of build-to-suit leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington, with initial terms of up to 16 years commencing on completion of development between 2010 and 2013, with options to extend for two five-year periods. Related to these leases, we currently occupy 430,000 square feet of office space and expect to occupy approximately 1.27 million square feet of additional office space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for one of the buildings.

For buildings that are under build-to-suit lease arrangements where we have taken occupancy in Q2 2010, we determined that we continue to be the deemed owner of these buildings. These arrangements do not qualify for sales recognition under the sale-leaseback accounting guidance due principally to our significant investment in tenant improvements. As a result, the buildings in the amount of $140 million have been reclassified within “Fixed assets” from “Construction in progress” to “Other corporate assets” and are being depreciated over the shorter of their useful lives or the lives of the related leases. The long-term construction obligation is now considered a long-term financing obligation with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of June 30, 2010:

	Six Months Ended December 31,	Year Ended, December 31
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and interest	$40	$51	$59	$59	$—	$—	$209
Capital leases, including interest	90	144	92	27	7	2	362
Financing obligations, including interest (1)	6	13	13	14	14	155	215
Operating leases	92	180	158	142	131	395	1,098
Other commitments (2) (3)	137	92	78	71	67	981	1,426

Total commitments	$365	$480	$400	$313	$219	$1,533	$3,310

(1)	Relates to the 430,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.27 million square feet of corporate office space being developed in Seattle, Washington. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(3)	Includes tax contingencies under Accounting Standards Codification 740 (“ASC 740”), but excludes $196 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Standby and Trade Letters of Credit and Guarantees	Debt (1)	Real Estate Leases (2)	Total
	(in millions)
Balance at December 31, 2009	$142	$157	$4	$303
Net change in collateral pledged	(8)	18	(1)	9

Balance at June 30, 2010	$134	$175	$3	$312

(1)	Represents collateral for certain debt related to our international operations.
(2)	At June 30, 2010, our market capitalization was $49 billion. The required amount of collateral to be pledged will increase by $1.5 million if our market capitalization is equal to or below $40 billion, an additional $5 million if our market capitalization is equal to or below $18 billion, and an additional $6 million if our market capitalization is equal to or below $13 billion.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2009 Annual Report on Form 10-K, and in Item 1 of Part I, “Financial Statements — Note 3, Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2010, as supplemented by the following:

In October 2009, Leon Stambler filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that our use of secure online payments systems and services infringes two patents owned by Stambler purporting to cover a “Method for Securing Information Relevant to a Transaction” (U.S. Patent Nos. 5,793,302 and 5,974,148) and sought monetary damages, costs and attorneys fees. On June 9, 2010, Stambler voluntarily dismissed all claims against us in this lawsuit with prejudice.

In May 2010, Stragent, LLC and Seesaw Foundation filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our Amazon Web Services (“AWS”) technologies infringe a patent licensed by the plaintiffs purporting to cover a “Method of Providing Data Dictionary-Driven Web-Based Database Applications” (U.S. Patent No. 6,832,226) and seeks monetary damages, a future royalty, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2010, Site Update Solutions LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Site Update purporting to cover a “Process for Maintaining Ongoing Registration for Pages on a Given Search Engine” (U.S. Patent No. RE40,683) and seeks monetary damages, a future royalty, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2010, Sharing Sound LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent licensed by the plaintiffs purporting to cover a “Distribution of Musical Products by a Website Vendor Over the Internet” (U.S. Patent No. 6,233,682) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of the claims, proceedings and litigation in which the Company is involved could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 6 — Income Taxes.”

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 1.5 million and 4.1 million shares of common stock during Q2 2010 and Q2 2009 with a per share weighted average fair value of $137.78 and $74.45. For the six months ended June 30, 2010 and 2009, we granted restricted stock units representing 3.9 million and 4.8 million shares of common stock with a per share weighted average fair value of $135.51 and $72.37.

Common shares outstanding plus shares underlying outstanding stock awards totaled 465 million and 461 million at June 30, 2010, and December 31, 2009. These totals include all stock-based awards outstanding, including those awards we estimate will be forfeited.

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2010 (in millions):

Number of Units
Outstanding at December 31, 2009	15.7
Units granted	3.9
Units vested	(2.9)
Units cancelled	(0.6)

Outstanding at June 30, 2010	16.1

Scheduled vesting for outstanding restricted stock units at June 30, 2010, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	2.9	5.4	4.1	2.0	0.9	0.8	16.1

As of June 30, 2010, there was $616 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.4 years.

Note 5 — Comprehensive Income

Comprehensive income was $70 million and $227 million for Q2 2010 and Q2 2009, and $280 million and $384 million for the six months ended June 30, 2010 and 2009. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 6 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $43 million and $23 million in Q2 2010 and Q2 2009, and $46 million and $34 million for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, and December 31, 2009, tax contingencies (gross unrecognized tax benefits) were $207 million and $181 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2009. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2009 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2005 through 2009, France for 2007 through 2009, Germany for 2003 through 2009, Japan for 2006 through 2009, Luxembourg for 2005 through 2009, and the United Kingdom for 2004 through 2009.

In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $120 million against one of our U.S. subsidiaries for the years 2003 through 2005. Proceedings on the assessment were stayed during negotiations between U.S. and Japanese tax authorities over the double taxation issues the assessment raised, and we provided bank guarantees to suspend enforcement of the assessment. In June 2010, the U.S. and Japanese tax authorities reached a tentative agreement on the allocation of our income between the U.S. and Japan for 2003 through 2005, but have not reached agreement on the taxes to be assessed on such income (such agreement would not cover subsequent open years). The amount of estimated tax expense, net of related deductions and foreign tax credits, recorded for this assessment was not significant.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We expect the total amount of tax contingences for prior period tax positions to increase over the next 12 months in comparable amounts to the increase over the prior 12 months. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities, although we may not record additional tax contingencies for these assessments.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)

North America
Net sales	$3,590	$2,451	$7,370	$5,030
Operating expenses
Cost of sales	2,570	1,779	5,332	3,664
Direct segment operating expenses (1)	820	547	1,565	1,091

Segment operating income	$200	$125	$473	$275

International
Net sales	$2,976	$2,200	$6,327	$4,511
Operating expenses
Cost of sales	2,387	1,739	5,126	3,596
Direct segment operating expenses (1)	383	282	762	565

Segment operating income	$206	$179	$439	$350

Consolidated
Net sales	$6,566	$4,651	$13,697	$9,541
Operating expenses
Cost of sales	4,957	3,518	10,458	7,260
Direct segment operating expenses (1)	1,203	829	2,327	1,656

Segment operating income	406	304	912	625
Stock-based compensation	(111)	(85)	(196)	(152)
Other operating income (expense), net	(25)	(60)	(51)	(71)

Income from operations	270	159	665	402
Total non-operating income (expense)	27	20	34	25
Provision for income taxes	(88)	(39)	(189)	(108)
Equity-method investment activity, net of tax	(2)	2	(5)	—

Net income	$207	$142	$505	$319

(1)	Represents the fulfillment, marketing, technology and content, and general and administrative operating expenses, excluding stock-based compensation that are allocated to segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $21 million for Q2 2010.

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

During the quarter, management monitored the actual performance relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that require an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2009, would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2010, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $16 million impact on our Q2 2010 operating income. Our estimated forfeiture rates at June 30, 2010, and December 31, 2009, were 31.5% and 33.1%.

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

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)		(in millions)		(in millions)
Operating activities	$250	$468	$(848)	$(117)	$2,561	$1,878
Investing activities	(475)	(279)	(1,017)	(427)	(2,927)	(797)
Financing activities	43	(3)	130	(292)	143	(597)

Our financial focus is on long-term, sustainable growth in free cash flow 1. Free cash flow, a non-GAAP financial measure, was $1.99 billion for the trailing twelve months ended June 30, 2010, compared to $1.54 billion for the trailing twelve months ended June 30, 2009, an increase of 29%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended June 30, 2010, compared to the comparable prior year period was due to increased operating income and changes in working capital, partially offset by increased capital expenditures. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.1 billion and $6.4 billion at June 30, 2010, and December 31, 2009. Amounts held in foreign currencies were $2.1 billion and $2.8 billion at June 30, 2010, and December 31, 2009, and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by (used in) operating activities was $250 million and $468 million for Q2 2010 and Q2 2009 and $(848) million and $(117) million for the six months ended June 30, 2010 and 2009. Our operating cash flows result primarily from cash received from our consumer, seller, and developer customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, and operating leases. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities and other investments, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, equity-method investments, and intellectual property rights. Cash provided by (used in) investing activities was $(475) million and $(279) million for Q2 2010 and Q2 2009 and $(1.0) billion and $(427) million for the six months ended June 30, 2010 and 2009, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments and increased capital expenditures. Capital expenditures were $196 million and $78 million during Q2 2010 and Q2 2009 and $336 million and $133 million for the six months ended June 30, 2010 and 2009. The increase in capital expenditures reflects additional investments in support of continued business growth, including capacity to support our fulfillment operations, additional investments in technology infrastructure including AWS, and investments in corporate office space. We expect this trend to continue throughout 2010. Capital expenditures included $44 million and $37 million for internal-use software and website development during Q2 2010 and Q2 2009, and $84 million and $71 million for the six months ended June 30, 2010 and 2009. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and investment activity of $21 million and $19 million during Q2 2010 and Q2 2009 and $40 million and $35 million during the six months ended June 30, 2010 and 2009.

(1)

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

Cash provided by (used in) financing activities was $43 million and $(3) million for Q2 2010 and Q2 2009 and $130 million and $(292) million for the six months ended June 30, 2010 and 2009. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and proceeds from long-term debt. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $75 million and $20 million for Q2 2010 and Q2 2009, and $161 million and $70 million for the six months ended June 30, 2010 and 2009. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt, which were $37 million and $25 million in Q2 2010 and Q2 2009, and $98 million and $368 million for the six months ended June 30, 2010 and 2009.

We recorded net tax provisions of $88 million and $39 million in Q2 2010 and Q2 2009, and $189 million and $108 million for the six months ended June 30, 2010 and 2009. A majority of this provision is non-cash. We have current tax benefits and net operating loss carryforwards relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid were $43 million and $23 million for Q2 2010 and Q2 2009, and $46 million and $34 million for the six months ended June 30, 2010 and 2009. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We expect to utilize substantially all of our federal net operating loss carryforwards and tax credits in 2010. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We did not repurchase common stock in Q2 2010.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $967 million at June 30, 2010. Additionally, in June 2010, we signed an agreement to acquire the equity in Woot, Inc. that we do not currently own. We expect the acquisition to close in Q3 2010, subject to regulatory approvals and closing conditions.

On average, our high inventory turnover means we collect from our customers before our payments to suppliers come due. Inventory turnover2 was 12 for both Q2 2010 and Q2 2009. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net Sales:
North America	$3,590	$2,451	$7,370	$5,030
International	2,976	2,200	6,327	4,511

Consolidated	$6,566	$4,651	$13,697	$9,541

Year-over-year Percentage Growth:
North America	46%	13%	47%	17%
International	35	16	40	16
Consolidated	41	14	44	16

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	46%	13%	46%	18%
International	38	28	38	28
Consolidated	42	20	42	22

Net Sales Mix:
North America	55%	53%	54%	53%
International	45	47	46	47

Consolidated	100%	100%	100%	100%

Sales increased 41% in Q2 2010. Changes in currency exchange rates affected net sales negatively by $48 million for Q2 2010, and positively by $137 million for the six months ended June 30, 2010. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 46% for Q2 2010 and 47% for the six months ended June 30, 2010. This sales growth primarily reflects increased unit sales, a larger base of sales in faster growing categories such as electronics and other general merchandise, and our adoption of the new accounting standard ASU 2009-13 on January 1, 2010, (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”). Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, by increased in-stock inventory availability and increased selection of product offerings, and by the impact of Zappos, which we acquired in Q4 2009.

The International sales growth rate was 35% for Q2 2010 and 40% for the six months ended June 30, 2010. This sales growth primarily reflects increased unit sales and a larger base of sales in faster growing categories such as electronics and other general merchandise. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings. Additionally, changes in currency exchange rates affected International net sales negatively by $54 million for Q2 2010 and positively by $122 million for the six months ended June 30, 2010. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by other sellers on our websites represented 32% and 30% of unit sales for Q2 2010 and Q2 2009, and 31% and 30% for the six months ended June 30, 2010 and 2009. Revenues from these sales are recorded as a net amount. We are largely neutral on whether an item is sold by us or by another seller.

As we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect this category to represent a larger portion of our total sales. See “Supplemental Information” below.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010		2009
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$239	$185	$486		$375
Outbound shipping costs	(487)	(332)	(1,005)		(689)

Net shipping cost	$(248)	$(147)	$(519)		$(314)

Year-over-year Percentage Growth:
Shipping revenue	29%	—%	29%		(1	) %
Outbound shipping costs	47	6	46		9
Net shipping cost	69	14	65		22

Percent of Net Sales:
Shipping revenue	3.6%	4.0%	3.5%		3.9%
Outbound shipping costs	(7.4)	(7.1)	(7.3)		(7.2)

Net shipping cost	(3.8)%	(3.1)%	(3.8	) %	(3.3)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers that result in a net cost to us in delivering products, as well as through membership in Amazon Prime. To the extent our customers accept and use our free-shipping offers at an increasing rate, including membership in Amazon Prime, our net cost of shipping will increase. We seek to partially mitigate the costs of lowering prices over time through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies.

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,324	$1,148	$2,921	$2,454
Electronics and other general merchandise	2,090	1,187	4,114	2,359
Other (1)	176	116	335	217

Total North America	$3,590	$2,451	$7,370	$5,030

International
Media	$1,550	$1,294	$3,383	$2,712
Electronics and other general merchandise	1,399	882	2,887	1,756
Other (1)	27	24	57	43

Total International	$2,976	$2,200	$6,327	$4,511

Consolidated
Media	$2,874	$2,442	$6,304	$5,166
Electronics and other general merchandise	3,489	2,069	7,001	4,115
Other (1)	203	140	392	260

Total consolidated	$6,566	$4,651	$13,697	$9,541

Year-over-year Percentage Growth:
North America
Media	15%	—%	19%	4%
Electronics and other general merchandise	76	29	74	35
Other	52	16	54	12
Total North America	46	13	47	17
International
Media	20%	3%	25%	4%
Electronics and other general merchandise	59	45	64	39
Other	13	(8)	32	1
Total International	35	16	40	16
Consolidated
Media	18%	1%	22%	4%
Electronics and other general merchandise	69	35	70	37
Other	45	11	51	10
Total consolidated	41	14	44	16
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	21%	12%	22%	15%
Electronics and other general merchandise	63	60	62	55
Other	18	10	31	22
Total International	38	28	38	28
Consolidated
Media	18%	7%	20%	10%
Electronics and other general merchandise	70	41	69	44
Other	46	15	50	13
Total consolidated	42	20	42	22
Consolidated Net Sales Mix:
Media	44%	52%	46%	54%
Electronics and other general merchandise	53	45	51	43
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$4,957	$—	$4,957	$3,518	0	$3,518	$10,458	$—	$10,458	$7,260	$—	$7,260
Fulfillment	582	(24)	558	409	(20)	389	1,128	(42)	1,086	831	(35)	796
Marketing	211	(7)	204	129	(5)	124	412	(12)	400	257	(9)	248
Technology and content	408	(58)	350	299	(46)	253	773	(103)	670	575	(82)	493
General and administrative	113	(22)	91	77	(14)	63	210	(39)	171	145	(26)	119
Other operating expense (income), net	25	—	25	60	—	60	51	—	51	71	—	71

Total operating expenses	$6,296	$(111)	$6,185	$4,492	$(85)	$4,407	$13,032	$(196)	$12,836	$9,139	$(152)	$8,987

Year-over-year Percentage Growth:
Fulfillment	42%		43%	13%		13%	36%		36%	16%		16%
Marketing	64		65	26		25	60		61	25		25
Technology and content	36		38	16		16	35		36	17		17
General and administrative	48		45	4		4	46		45	7		6
Percent of Net Sales:
Fulfillment	8.9%		8.5%	8.8%		8.4%	8.2%		7.9%	8.7%		8.3%
Marketing	3.2		3.1	2.8		2.7	3.0		2.9	2.7		2.6
Technology and content	6.2		5.3	6.4		5.5	5.6		4.9	6.0		5.2
General and administrative	1.7		1.4	1.6		1.3	1.5		1.3	1.5		1.2

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Cost of Sales

Cost of sales consists of the purchase price of consumer products and content where we are the seller of record, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Beginning in Q2 2010 we no longer allocate fulfillment costs related to third party inventory to cost of sales. Such amounts included in cost of sales in prior periods have not been reclassified as the amounts are not material.

Cost of sales increased in absolute dollars in Q2 2010 and for the six months ended June 30, 2010, compared to the comparable prior year periods due to increased product and shipping costs resulting from increased sales and to our adoption of ASU 2009-13 (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”), offset by improvements in inventory management, including vendor pricing.

Consolidated gross profit and gross margin for each of the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross Profit (in millions)	$1,609	$1,133	$3,239	$2,281
Gross Margin	24.5%	24.4%	23.6%	23.9%

Gross margin for Q2 2010 remained relatively consistent with the comparable prior year period. Using our prior method of allocating third party fulfillment costs to cost of sales, gross margin for Q2 2010 was 24.1%. Gross margin for the six months ended June 30, 2010 decreased compared to the comparable prior year period, due primarily to lower prices for our customers, including free shipping offers and Amazon Prime, offset by changes in product category and service mix, including the impact of Zappos, which we acquired in Q4 2009. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

The increase in fulfillment costs in absolute dollars in Q2 2010 and for the six months ended June 30, 2010, compared to the comparable prior year periods relates to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity. As noted above, beginning in Q2 2010 we no longer allocate fulfillment costs related to third party inventory to cost of sales.

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, including those from our guarantee for certain seller transactions, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of seller revenue versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

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

Marketing costs increased in absolute dollars in Q2 2010 and for the six months ended June 30, 2010, compared to the comparable prior year periods due to increased spending on variable online marketing channels, such as sponsored search programs and the Amazon Associates program, and on television advertising.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, AWS, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support AWS. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.

During Q2 2010 and Q2 2009, we capitalized $54 million (including $10 million of stock-based compensation) and $46 million (including $9 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2010 and 2009, we capitalized $101 million (including $18 million of stock-based compensation) and $86 million (including $15 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $45 million and $42 million for Q2 2010 and Q2 2009 and $89 million and $82 million for the six months ended June 30, 2010 and 2009.

A significant majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q2 2010 and for the six months ended June 30, 2010, compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized using an accelerated method over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures including employee class, the economic environment, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Stock-based compensation was $111 million and $85 million during Q2 2010 and Q2 2009, and $196 million and $152 million for the six months ended June 30, 2010 and 2009. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees and a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $25 million and $60 million during Q2 2010 and Q2 2009, and $51 million and $71 million for the six months ended June 30, 2010 and 2009. The decrease in other operating expense relates primarily to the $51 million legal settlement, substantially all of which was expensed in Q2 2009, partially offset by increased amortization of intangible assets in Q2 2010.

Income from Operations

For the reasons discussed above, income from operations increased 71% to $270 million in Q2 2010, from $159 million in Q2 2009 and 65% to $665 million for the six months ended June 30, 2010, from $402 million for the six months ended June 30, 2009.

Interest Expense and Income

The primary component of our net interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $9 million and $7 million during Q2 2010 and Q2 2009, and $16 million and $19 million for the six months ended June 30, 2010 and 2009.

Our interest income was $12 million and $8 million during Q2 2010 and Q2 2009, and $23 million and $20 million for the six months ended June 30, 2010 and 2009. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

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

We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As such, we expect a majority of our 2010 net tax provision to be non-cash. In Q2 2010, we recorded estimated tax expense associated with the tentative agreement between the Japanese and U.S. tax authorities on the allocation of our income between the U.S. and Japan for 2003 through 2005, resulting in a 3 percentage point increase in our effective tax rate for the quarter. See Item 1 of Part I, “Financial Statements — Note 6 — Income Taxes.”

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported

Net sales	$6,614	$(48)	$6,566	$4,878	$(227)	$4,651	$13,560	$137	$13,697	$10,037	$(496)	$9,541
Operating expenses	4,995	(38)	4,957	4,295	197	4,492	10,326	132	10,458	8,705	434	9,139
Income from operations	280	(10)	270	189	(30)	159	660	5	665	464	(62)	402
Net interest income (expense) and other (3)	26	1	27	18	2	20	37	(3)	34	20	5	25
Net income	197	10	207	152	(10)	142	482	23	505	350	(31)	319
Diluted earnings per share	$0.43	$0.02	$0.45	$0.34	$(0.02)	$0.32	$1.06	$0.05	$1.11	$0.80	$(0.07)	$0.73

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances.

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

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate the portion of payments representing principal reductions of obligations related to capital leases and leases accounted for as financing arrangements or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended June 30, 2010 and 2009 (in millions):

	Twelve Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$2,561	$1,878
Purchases of fixed assets, including internal-use software and website development	(575)	(336)

Free cash flow	$1,986	$1,542

Net cash used in investing activities	$(2,927)	$(797)

Net cash provided by (used in) financing activities	$143	$(597)

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

Operating expenses without stock-based compensation has limitations since it does not include all expenses primarily related to our workforce. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in the “Fulfillment,” “Technology and content,” “Marketing,” and “General and administrative” line items would be higher.

Information regarding the effect of exchange rates, versus the U.S. Dollar, on our consolidated statements of operations is provided to show reported period operating results had the exchange rates remained the same as those in effect in the comparable prior year period.

Guidance

We provided guidance on July 22, 2010, in our earnings release furnished on Form 8-K as follows:

Third Quarter 2010 Guidance

•	Net sales are expected to be between $6.900 billion and $7.625 billion, or to grow between 27% and 40% compared with third quarter 2009.

•	Operating income is expected to be between $210 million and $310 million, or between 16% decline and 24% growth compared with third quarter 2009.

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

Foreign Exchange Risk

During Q2 2010, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q2 2010 decreased by $54 million in comparison with Q2 2009.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2010 of $2.1 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $105 million, $210 million, and $420 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at June 30, 2010 of $396 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $20 million, $40 million, and $80 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2010, our recorded basis in equity investments was $104 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

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

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds Vice President, Worldwide Controller (Principal Accounting Officer)

Dated: July 22, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.