Form 10-Q
period 2010-09-30
AMAZON COM INC
filed 2010-10-22
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

448,836,757 shares of common stock, par value $0.01 per share, outstanding as of October 14, 2010

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,629	$1,936	$3,444	$2,769	$2,514	$1,650
OPERATING ACTIVITIES:
Net income	231	199	736	518	1,120	743
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	150	96	399	266	510	343
Stock-based compensation	107	90	304	242	404	320
Other operating expense (income), net	26	9	77	80	98	90
Losses (gains) on sales of marketable securities, net	(2)	(1)	(2)	(3)	(2)	(3)
Other expense (income), net	(35)	(9)	(62)	(21)	(56)	(38)
Deferred income taxes	(16)	77	(44)	84	(44)	125
Excess tax charges (benefits) from stock-based compensation	(75)	17	(236)	(52)	(288)	(52)
Changes in operating assets and liabilities:
Inventories	(505)	(276)	(326)	(192)	(666)	(293)
Accounts receivable, net and other	(64)	(155)	348	28	(161)	(296)
Accounts payable	894	701	(1,078)	(372)	1,152	964
Accrued expenses and other	192	(3)	31	(131)	460	77
Additions to unearned revenue	152	197	502	610	946	772
Amortization of previously unearned revenue	(200)	(143)	(642)	(375)	(856)	(499)

Net cash provided by (used in) operating activities	855	799	7	682	2,617	2,253
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(315)	(103)	(651)	(236)	(788)	(337)
Acquisitions, net of cash acquired, and other	(42)	(5)	(82)	(40)	(81)	(127)
Sales and maturities of marketable securities and other investments	1,059	586	3,139	1,277	3,827	1,550
Purchases of marketable securities and other investments	(1,830)	(780)	(4,551)	(1,730)	(6,711)	(2,179)

Net cash provided by (used in) investing activities	(1,128)	(302)	(2,145)	(729)	(3,753)	(1,093)
FINANCING ACTIVITIES:
Excess tax benefits (charges) from stock-based compensation	75	(17)	236	53	288	52
Common stock repurchased	—	—	—	—	—	(100)
Proceeds from long-term debt and other	67	101	110	97	125	149
Repayments of long-term debt, capital lease, and finance lease obligations	(49)	(20)	(122)	(379)	(241)	(394)

Net cash provided by (used in) financing activities	93	64	224	(229)	172	(293)
Foreign-currency effect on cash and cash equivalents	90	17	9	21	(11)	(3)

Net increase (decrease) in cash and cash equivalents	(90)	578	(1,905)	(255)	(975)	864

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,539	$2,514	$1,539	$2,514	$1,539	$2,514

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3	$2	$8	$30	$10	$32
Cash paid for income taxes	16	10	62	44	66	69
Fixed assets acquired under capital leases	141	60	283	97	333	141
Fixed assets acquired under build-to-suit leases	39	16	159	133	214	170

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$7,560	$5,449	$21,257	$14,989
Operating expenses (1):
Cost of sales	5,786	4,176	16,244	11,435
Fulfillment	680	466	1,808	1,297
Marketing	241	149	653	406
Technology and content	442	315	1,216	890
General and administrative	117	83	327	228
Other operating expense (income), net	26	9	77	80

Total operating expenses	7,292	5,198	20,325	14,336

Income from operations	268	251	932	653
Interest income	13	7	36	28
Interest expense	(11)	(7)	(28)	(26)
Other income (expense), net	22	11	50	35

Total non-operating income (expense)	24	11	58	37

Income before income taxes	292	262	990	690
Provision for income taxes	(79)	(60)	(267)	(169)
Equity-method investment activity, net of tax	18	(3)	13	(3)

Net income	$231	$199	$736	$518

Basic earnings per share	$0.51	$0.46	$1.65	$1.20

Diluted earnings per share	$0.51	$0.45	$1.62	$1.18

Weighted average shares used in computation of earnings per share:
Basic	448	432	447	431

Diluted	456	441	455	439

(1) Includes stock-based compensation as follows:

Fulfillment	$23	$22	$65	$57
Marketing	7	5	19	14
Technology and content	56	48	159	130
General and administrative	21	15	61	41

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,539	$3,444
Marketable securities	4,346	2,922
Inventories	2,515	2,171
Accounts receivable, net and other	959	988
Deferred tax assets	200	272

Total current assets	9,559	9,797
Fixed assets, net	2,099	1,290
Deferred tax assets	43	18
Goodwill	1,277	1,234
Other assets	1,184	1,474

Total assets	$14,162	$13,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,614	$5,605
Accrued expenses and other	1,761	1,759

Total current liabilities	6,375	7,364
Long-term debt	164	109
Other long-term liabilities	1,226	1,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 466 and 461
Outstanding shares — 449 and 444	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,215	5,736
Accumulated other comprehensive loss	(131)	(56)
Retained earnings	908	172

Total stockholders’ equity	6,397	5,257

Total liabilities and stockholders’ equity	$14,162	$13,813

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

On January 1, 2010, we prospectively adopted ASU 2009-13, which amends Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Under this standard, we allocate revenue in arrangements with multiple deliverables using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately.

Sales of our Kindle e-reader are considered arrangements with multiple deliverables, consisting of the device, 3G wireless access and delivery for some models, and software upgrades. Under the prior accounting standard, we accounted for sales of the Kindle ratably over the average estimated life of the device. Accordingly, revenue and associated product cost of the device through December 31, 2009, were deferred at the time of sale and recognized on a straight-line basis over the two year average estimated economic life.

As of January 2010, we account for the sale of the Kindle as multiple deliverables. The revenue related to the device, which is the substantial portion of the total sale price, and related costs are recognized upon delivery. Revenue related to 3G wireless access and delivery and software upgrades is amortized over the average life of the device, which remains estimated at two years.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Because we have adopted ASU 2009-13 prospectively, we are recognizing $508 million throughout 2010 and 2011 for revenue previously deferred under the prior accounting standard.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2010, and December 31, 2009, our cash, cash equivalents, and marketable securities primarily consisted of cash, government and government agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any securities categorized as Level 3 as of September 30, 2010, or December 31, 2009.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$395	$—	$—	$395	$391
Level 1 securities:
Money market funds	822	—	—	822	2,750
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,596	9	(1)	1,604	1,999
U.S. government and agency securities	2,883	15	—	2,898	1,268
Corporate debt securities	354	4	(1)	357	211
Asset-backed securities	33	1	—	34	46
Other fixed income securities	12	—	—	12	6

	$6,097	$29	$(3)	6,123	6,672

Less: Long-term marketable securities (1)				(238)	(306)

Total cash, cash equivalents, and marketable securities				$5,885	$6,366

(1)	We are required to pledge or otherwise restrict a portion of our marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating and capital leases for fixed assets and office, fulfillment, and data center facilities. Rental expense under operating lease agreements was $55 million and $42 million for Q3 2010 and Q3 2009, and $155 million and $125 million for the nine months ended September 30, 2010 and 2009.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2007, we entered into a series of build-to-suit leases and other agreements for the lease of corporate office space to be developed in Seattle, Washington, with initial terms of up to 16 years commencing on completion of development between 2010 and 2013, with options to extend for two five-year periods. Related to these leases, we currently occupy 590,000 square feet of office space and expect to occupy approximately 1.11 million square feet of additional office space. We also have an option to lease up to an additional approximately 500,000 square feet at rates based on fair market values at the time the option is exercised, subject to certain conditions. In addition, if interest rates exceed a certain threshold, we have the option to provide financing for one of the buildings.

For buildings that are under build-to-suit lease arrangements where we have taken occupancy in the nine months ended September 30, 2010, we determined that we continue to be the deemed owner of these buildings. These arrangements do not qualify for sales recognition under the sale-leaseback accounting guidance due principally to our significant investment in tenant improvements. As a result, the buildings in the amount of $190 million have been reclassified within “Fixed assets” from “Construction in progress” to “Other corporate assets” and are being depreciated over the shorter of their useful lives or the lives of the related leases. The long-term construction obligation is now considered a long-term financing obligation with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of September 30, 2010:

	Three Months Ended December 31, 2010	Year Ended, December 31					Thereafter	Total
		2011	2012	2013		2014
				(in millions	)
Operating and capital commitments:
Debt principal and interest	$30	$61	$91	$59		$—	$—	$241
Capital leases, including interest	56	184	132	55		10	3	440
Financing obligations, including interest (1)	4	17	16	17		18	204	276
Operating leases	54	211	190	164		150	491	1,260
Other commitments (2) (3)	66	112	95	72		68	890	1,303

Total commitments	$210	$585	$524	$367		$246	$1,588	$3,520

(1)	Relates to the 590,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.11 million square feet of corporate office space being developed in Seattle, Washington. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(3)	Includes tax contingencies under ASC 740, but excludes $197 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Pledged Securities

As of September 30, 2010, and December 31, 2009, we have pledged or otherwise restricted $238 million and $303 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2009 Annual Report on Form 10-K, and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the Periods Ended March 31, 2010, and June 30, 2010, as supplemented by the following:

In September 2010, Olympic Developments AG, LLC filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe two patents owned by the plaintiff purporting to cover a “Transactional Processing System” (U.S. Patent No. 5,475,585) and a “Device for Controlling Remote Interactive Receiver” (U.S. Patent No. 6,246,400B1) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In July 2010, Positive Technologies Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our products, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “DC Integrating Display Driver Employing Pixel Status Memories” (U.S. Patent Nos. 5,444,457; 5,627,558 and 5,831,588) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2010, the Federal Trade Commission staff informed us that it was considering whether to recommend enforcement proceedings against us for advertising and selling certain textile fiber products as “bamboo” when they are made of rayon manufactured from bamboo, in violation of the Textile Fiber Product Identification Act, the FTC Act, and the regulations promulgated there under. We do not believe we have violated these laws and regulations and are cooperating voluntarily with the Commission’s inquiry.

In January 2009, we learned that the United States Postal Service, including the Postal Service Office of Inspector General, was investigating our compliance with Postal Service rules. In September 2010, the investigation was closed after we settled for a nominal amount.

In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against several Amazon.com EU subsidiaries in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contest Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna.

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). In August 2009, a jury trial was held and the jury found that all asserted claims of the ‘710 patent were not infringed by Amazon or were invalid. In February 2010, the Court partially reversed the jury’s findings, ruling that some of the asserted claims of the ‘710 Patent were valid and were infringed by Amazon. We commenced our appeal of the Court’s ruling in the U.S. Court of Appeals for the Federal Circuit in August 2010.

Depending on the amount and the timing, an unfavorable resolution of some or all of the claims, proceedings and litigation in which the Company is involved could materially affect our business, results of operations, financial position, or cash flows.

Other Contingencies

In September 2010, the State of Texas issued an assessment of $269 million for uncollected sales taxes for the period from December 2005 to December 2009, including interest and penalties. The State of Texas is alleging that we should have collected sales taxes on applicable sales transactions during those years. We believe that the State of Texas did not provide a sufficient basis for its assessment and that the assessment is without merit. We intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 6 — Income Taxes.”

Note 4 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 0.8 million and 0.5 million shares of common stock during Q3 2010 and Q3 2009 with a per share weighted average fair value of $133.45 and $86.68. For the nine months ended September 30, 2010 and 2009, we granted restricted stock units representing 4.7 million and 5.3 million shares of common stock with a per share weighted average fair value of $135.16 and $73.78.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Common shares outstanding plus shares underlying outstanding stock awards totaled 465 million and 461 million at September 30, 2010, and December 31, 2009. These totals include all stock-based awards outstanding, including those awards we estimate will be forfeited.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2010 (in millions):

Number of Units
Outstanding at December 31, 2009	15.7
Units granted	4.7
Units vested	(3.9)
Units cancelled	(1.0)

Outstanding at September 30, 2010	15.5

Scheduled vesting for outstanding restricted stock units at September 30, 2010, is as follows (in millions):

	Three Months Ended December 31, 2010	Year Ended December 31,
		2011	2012	2013	2014	Thereafter	Total
Scheduled vesting—restricted stock units	1.9	5.3	4.2	2.2	1.1	0.8	15.5

As of September 30, 2010, there was $601 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.4 years.

Note 5 — Comprehensive Income

Comprehensive income was $382 million and $222 million for Q3 2010 and Q3 2009, and $662 million and $606 million for the nine months ended September 30, 2010 and 2009. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 6 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $16 million and $10 million in Q3 2010 and Q3 2009, and $62 million and $44 million for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, and December 31, 2009, gross unrecognized tax benefits (“tax contingencies”) were $206 million and $181 million.

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

In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $120 million against one of our U.S. subsidiaries for the years 2003 through 2005. Proceedings on the assessment were stayed during negotiations between U.S. and Japanese tax authorities over the double taxation issues the assessment raised, and we provided bank guarantees to suspend enforcement of the assessment. In June 2010, the U.S. and Japanese tax authorities reached a tentative agreement, which was subsequently finalized in September 2010, on the allocation of our income between the U.S. and Japan for 2003 through 2005. The amount of tax expense, net of related deductions and foreign tax credits, recorded for this assessment was not significant. In September 2010, the Japanese tax authorities have released the majority of the related bank guarantees.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
North America
Net sales	$4,126	$2,843	$11,496	$7,872
Operating expenses
Cost of sales	3,011	2,091	8,343	5,754
Direct segment operating expenses (1)	929	596	2,494	1,687

Segment operating income	$186	$156	$659	$431

International
Net sales	$3,434	$2,606	$9,761	$7,117
Operating expenses
Cost of sales	2,775	2,085	7,901	5,681
Direct segment operating expenses (1)	444	327	1,206	892

Segment operating income	$215	$194	$654	$544

Consolidated
Net sales	$7,560	$5,449	$21,257	$14,989
Operating expenses
Cost of sales	5,786	4,176	16,244	11,435
Direct segment operating expenses (1)	1,373	923	3,700	2,579

Segment operating income	401	350	1,313	975
Stock-based compensation	(107)	(90)	(304)	(242)
Other operating income (expense), net	(26)	(9)	(77)	(80)

Income from operations	268	251	932	653
Total non-operating income (expense)	24	11	58	37
Provision for income taxes	(79)	(60)	(267)	(169)
Equity-method investment activity, net of tax	18	(3)	13	(3)

Net income	$231	$199	$736	$518

(1)	Represents the fulfillment, marketing, technology and content, and general and administrative operating expenses, excluding stock-based compensation that are allocated to segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $26 million for Q3 2010.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2010, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $17 million impact on our Q3 2010 operating income. Our estimated forfeiture rates at September 30, 2010, and December 31, 2009, were 30.9% and 33.1%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2010	2009	2010	2009	2010	2009
	(in millions)		(in millions)		(in millions)
Operating activities	$855	$799	$7	$682	$2,617	$2,253
Investing activities	(1,128)	(302)	(2,145)	(729)	(3,753)	(1,093)
Financing activities	93	64	224	(229)	172	(293)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.83 billion for the trailing twelve months ended September 30, 2010, compared to $1.9 billion for the trailing twelve months ended September 30, 2009, a decrease of 5%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended September 30, 2010, compared to the comparable prior year period was due to increased capital expenditures and changes in working capital, partially offset by increases in operating income. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.9 billion and $6.4 billion at September 30, 2010, and December 31, 2009. Amounts held in foreign currencies were $2.5 billion and $2.8 billion at September 30, 2010, and December 31, 2009, and were primarily Euros, Japanese Yen, and British Pounds.

Cash provided by (used in) operating activities was $855 million and $799 million for Q3 2010 and Q3 2009 and $7 million and $682 million for the nine months ended September 30, 2010 and 2009. Our operating cash flows result primarily from cash received from our consumer, seller, and developer customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, and operating leases. Cash received from customers, sellers, developers, and other activities generally corresponds to our net sales. Because our customers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities and other investments, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, equity-method investments, and intellectual property rights. Cash provided by (used in) investing activities was $(1.1) billion and $(302) million for Q3 2010 and Q3 2009 and $(2.1) billion and $(729) million for the nine months ended September 30, 2010 and 2009, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments and increased capital expenditures. Capital expenditures were $315 million and $103 million during Q3 2010 and Q3 2009 and $651 million and $236 million for the nine months ended September 30, 2010 and 2009. The increase in capital expenditures reflects additional investments in support of continued business growth, including investments in technology infrastructure including Amazon Web Services (“AWS”), additional capacity to support our fulfillment operations, and investments in corporate office space. We expect this trend to continue throughout 2010. Capital expenditures included $45 million and $38 million for internal-use software and website development during Q3 2010 and Q3 2009, and $129 million and $109 million for the nine months ended September 30, 2010 and 2009. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and investment activity of $42 million and $5 million during Q3 2010 and Q3 2009,and $82 million and $40 million during the nine months ended September 30, 2010 and 2009.

Cash provided by (used in) financing activities was $93 million and $64 million for Q3 2010 and Q3 2009 and $224 million and $(229) million for the nine months ended September 30, 2010 and 2009. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and proceeds from long-term debt. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits (charges) related to stock-based compensation deductions were $75 million and $(17) million for Q3 2010 and Q3 2009, and $236 million and $53 million for the nine months ended September 30, 2010 and 2009. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt, which were $49 million and $20 million in Q3 2010 and Q3 2009, and $122 million and $379 million for the nine months ended September 30, 2010 and 2009.

(1)

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

We recorded net tax provisions of $79 million and $60 million in Q3 2010 and Q3 2009, and $267 million and $169 million for the nine months ended September 30, 2010 and 2009. A majority of this provision is non-cash. We have current tax benefits and net operating loss carryforwards relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Cash taxes paid were $16 million and $10 million for Q3 2010 and Q3 2009, and $62 million and $44 million for the nine months ended September 30, 2010 and 2009. As our federal and state net operating losses and tax credits are utilized, cash paid for taxes will increase. We expect to utilize substantially all of our federal net operating loss carryforwards and tax credits in 2010. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We did not repurchase common stock in Q3 2010.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $1.8 billion at September 30, 2010.

On average, our high inventory turnover means we collect from our customers before our payments to suppliers come due. Inventory turnover2 was 12 for both Q3 2010 and Q3 2009. We expect some variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net Sales:
North America	$4,126	$2,843	$11,496	$7,872
International	3,434	2,606	9,761	7,117

Consolidated	$7,560	$5,449	$21,257	$14,989

Year-over-year Percentage Growth:
North America	45%	23%	46%	19%
International	32	33	37	21
Consolidated	39	28	42	20
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	45%	24%	46%	20%
International	35	35	37	30
Consolidated	40	29	41	25
Net Sales Mix:
North America	55%	52%	54%	53%
International	45	48	46	47

Consolidated	100%	100%	100%	100%

Sales increased 39% in Q3 2010. Changes in currency exchange rates affected net sales negatively by $83 million for Q3 2010, and positively by $53 million for the nine months ended September 30, 2010. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 45% for Q3 2010 and 46% for the nine months ended September 30, 2010. This sales growth primarily reflects increased unit sales, a larger base of sales in faster growing categories such as electronics and other general merchandise, and our adoption of the new accounting standard ASU 2009-13 on January 1, 2010, (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”). Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, by increased in-stock inventory availability and increased selection of product offerings, and by the impact of Zappos, which we acquired in Q4 2009.

The International sales growth rate was 32% for Q3 2010 and 37% for the nine months ended September 30, 2010. This sales growth primarily reflects increased unit sales and a larger base of sales in faster growing categories such as electronics and other general merchandise. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings. Additionally, changes in currency exchange rates affected International net sales negatively by $86 million for Q3 2010 and positively by $36 million for the nine months ended September 30, 2010. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by other sellers on our websites represented 34% and 31% of unit sales for Q3 2010 and Q3 2009, and 32% and 31% for the nine months ended September 30, 2010 and 2009. Revenues from these sales are recorded as a net amount. We are largely neutral on whether an item is sold by us or by another seller.

As we continue to offer increased selection, lower prices, and additional product lines within our electronics and other general merchandise category, we expect this category to represent a larger portion of our total sales.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$270	$208	$756		$583
Outbound shipping costs	(576)	(388)	(1,580)		(1,077)

Net shipping cost	$(306)	$(180)	$(824)		$(494)

Year-over-year Percentage Growth:
Shipping revenue	30%	8%	30%		2%
Outbound shipping costs	49	20	47		12
Net shipping cost	70	37	67		27
Percent of Net Sales:
Shipping revenue	3.6%	3.8%	3.6%		3.9%
Outbound shipping costs	(7.6)	(7.1)	(7.4)		(7.2)

Net shipping cost	(4.0)%	(3.3)%	(3.9	) %	(3.3	) %

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

We expect our net cost of shipping to continue to increase to the extent our customers accept and use our free-shipping offers at an increasing rate, including through membership in Amazon Prime; to the extent we reduce shipping rates; to the extent we use more expensive shipping methods; and to the extent our product mix shifts to the electronics and other general merchandise category. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through free-shipping offers, as well as through membership in Amazon Prime.

Supplemental information about our net sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,591	$1,412	$4,512	$3,865
Electronics and other general merchandise	2,326	1,293	6,440	3,652
Other (1)	209	138	544	355

Total North America	$4,126	$2,843	$11,496	$7,872

International
Media	$1,759	$1,517	$5,142	$4,229
Electronics and other general merchandise	1,644	1,064	4,531	2,821
Other (1)	31	25	88	67

Total International	$3,434	$2,606	$9,761	$7,117

Consolidated
Media	$3,350	$2,929	$9,654	$8,094
Electronics and other general merchandise	3,970	2,357	10,971	6,473
Other (1)	240	163	632	422

Total consolidated	$7,560	$5,449	$21,257	$14,989

Year-over-year Percentage Growth:
North America
Media	13%	13%	17%	7%
Electronics and other general merchandise	80	36	76	35
Other	52	29	53	18
Total North America	45	23	46	19
International
Media	16%	22%	22%	10%
Electronics and other general merchandise	54	54	61	44
Other	26	4	30	2
Total International	32	33	37	21
Consolidated
Media	14%	17%	19%	9%
Electronics and other general merchandise	68	44	69	39
Other	48	25	50	15
Total consolidated	39	28	42	20
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	18%	22%	20%	17%
Electronics and other general merchandise	60	58	61	56
Other	33	14	32	19
Total International	35	35	37	30
Consolidated
Media	15%	18%	18%	13%
Electronics and other general merchandise	71	45	70	44
Other	49	26	50	18
Total consolidated	40	29	41	25
Consolidated Net Sales Mix:
Media	44%	54%	45%	54%
Electronics and other general merchandise	53	43	52	43
Other	3	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$5,786	$—	$5,786	$4,176	$—	$4,176	$16,244	$—	$16,244	$11,435	$—	$11,435
Fulfillment	680	(23)	657	466	(22)	444	1,808	(65)	1,743	1,297	(57)	1,240
Marketing	241	(7)	234	149	(5)	144	653	(19)	634	406	(14)	392
Technology and content	442	(56)	386	315	(48)	267	1,216	(159)	1,057	890	(130)	760
General and administrative	117	(21)	96	83	(15)	68	327	(61)	266	228	(41)	187
Other operating expense
(income), net	26	—	26	9	—	9	77	—	77	80	—	80

Total operating expenses	$7,292	$(107)	$7,185	$5,198	$(90)	$5,108	$20,325	$(304)	$20,021	$14,336	$(242)	$14,094

Year-over-year Percentage Growth:
Fulfillment	46%		48%	18%		17%	39%		41%	17%		16%
Marketing	62		63	37		37	61		62	29		29
Technology and content	40		45	19		18	37		39	18		18
General and administrative	40		39	14		15	44		43	10		9
Percent of Net Sales:
Fulfillment	9.0%		8.7%	8.5%		8.2%	8.5%		8.2%	8.7%		8.3%
Marketing	3.2		3.1	2.7		2.6	3.1		3.0	2.7		2.6
Technology and content	5.9		5.1	5.8		4.9	5.7		5.0	5.9		5.1
General and administrative	1.5		1.3	1.5		1.3	1.5		1.3	1.5		1.2

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

Cost of sales increased in absolute dollars in Q3 2010 and for the nine months ended September 30, 2010, compared to the comparable prior year periods due to increased product and shipping costs resulting from increased sales and to our adoption of ASU 2009-13 (see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements”), offset by improvements in inventory management, including vendor pricing.

Consolidated gross profit and gross margin for each of the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Profit (in millions)	$1,774	$1,273	$5,013	$3,554
Gross Margin	23.5%	23.4%	23.6%	23.7%

Gross margin for Q3 2010 and for the nine months ended September 30, 2010 remained relatively consistent with the prior year periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

The increase in fulfillment costs in absolute dollars in Q3 2010 and for the nine months ended September 30, 2010, compared to the comparable prior year periods relates to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs, including mix of payment methods and costs from our guarantee for certain seller transactions; and costs from expanding fulfillment capacity.

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

Marketing costs increased in absolute dollars in Q3 2010 and for the nine months ended September 30, 2010, compared to the comparable prior year periods due to increased spending on online marketing channels, such as sponsored search programs and the Amazon Associates program, and on television advertising.

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

During Q3 2010 and Q3 2009, we capitalized $55 million (including $10 million of stock-based compensation) and $48 million (including $10 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2010 and 2009, we capitalized $156 million (including $27 million of stock-based compensation) and $134 million (including $25 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $47 million and $44 million for Q3 2010 and Q3 2009 and $135 million and $126 million for the nine months ended September 30, 2010 and 2009.

A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q3 2010 and for the nine months ended September 30, 2010, compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $107 million and $90 million during Q3 2010 and Q3 2009, and $304 million and $242 million for the nine months ended September 30, 2010 and 2009. The increase in stock-based compensation is primarily attributable to an increase in total stock compensation value granted to our employees and a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense was $26 million and $9 million for Q3 2010 and Q3 2009, and $77 million and $80 million for the nine months ended September 30, 2010 and 2009. The increase in Q3 2010 was primarily due to the amortization of intangible assets. The decrease in the nine months ended September 30, 2010, was primarily due to a $51 million legal settlement, substantially all of which was expensed in Q2 2009, partially offset by increased amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations increased 7% to $268 million in Q3 2010, from $251 million in Q3 2009 and 43% to $932 million for the nine months ended September 30, 2010, from $653 million for the nine months ended September 30, 2009.

Interest Expense and Income

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $11 million and $7 million during Q3 2010 and Q3 2009, and $28 million and $26 million for the nine months ended September 30, 2010 and 2009.

Our interest income was $13 million and $7 million during Q3 2010 and Q3 2009, and $36 million and $28 million for the nine months ended September 30, 2010 and 2009. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

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

Equity–Method Investment Activity, Net of Tax

Equity–method investment activity, net of tax, was $18 million and $(3) million during Q3 2010 and Q3 2009, and $13 million and $(3) million for the nine months ended September 30, 2010 and 2009. The increase is primarily due to the recognition of a non-cash gain on our previously held equity in Woot, Inc., upon the acquisition of Woot’s remaining equity in Q3 2010.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$7,643	$(83)	$7,560	$5,490	$(41)	$5,449	$21,204	$53	$21,257	$15,526	$(537)	$14,989
Operating expenses	7,224	68	7,292	5,166	32	5,198	20,388	(63)	20,325	13,871	465	14,336
Income from operations	283	(15)	268	261	(10)	251	942	(10)	932	724	(71)	653
Net interest income (expense) and other (3)	22	2	24	—	11	11	59	(1)	58	5	32	37
Net income	228	3	231	198	1	199	710	26	736	547	(29)	518
Diluted earnings per share	$0.50	$0.01	$0.51	$0.45	$—	$0.45	$1.56	$0.06	$1.62	$1.25	$(0.07)	$1.18

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended September 30, 2010 and 2009 (in millions):

	Twelve Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$2,617	$2,253
Purchases of fixed assets, including internal-use software and website development	(788)	(337)

Free cash flow	$1,829	$1,916

Net cash provided by (used in) investing activities	$(3,753)	$(1,093)

Net cash provided by (used in) financing activities	$172	$(293)

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

Guidance

We provided guidance on October 21, 2010, in our earnings release furnished on Form 8-K as follows:

Fourth Quarter 2010 Guidance

•	Net sales are expected to be between $12.0 billion and $13.3 billion, or to grow between 26% and 40% compared with fourth quarter 2009.

•	Operating income is expected to be between $360 million and $560 million, or between 24% decline and 18% growth compared with fourth quarter 2009.

•

This guidance includes approximately $140 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q3 2010, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q3 2010 decreased by $86 million in comparison with Q3 2009.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2010, of $2.5 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $125 million, $250 million, and $500 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in foreign currency. Based on the intercompany balances at September 30, 2010, of $504 million, an assumed 5%, 10%, and 20% strengthening of the U.S. Dollar in relation to these foreign currencies would result in losses of $25 million, $50 million, and $100 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2010, our recorded basis in equity investments was $104 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data, so we believe that market sensitivities are not practicable.

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

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” and “—Other Contingencies.”

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

In 2004, we acquired Joyo.com Limited, which is organized under the laws of the British Virgin Islands and through a People’s Republic of China (“PRC”) entity, provides technology and services for the Joyo Amazon websites. The PRC regulates Joyo Amazon’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media and other products. In order to meet local ownership and regulatory licensing requirements, Joyo Amazon’s business is operated by PRC companies that are indirectly owned, either wholly of partially, by PRC nationals. Although we believe Joyo Amazon’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo Amazon (including its subsidiary and affiliates) were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo Amazon were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our international websites are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities primarily in Euros, Japanese Yen, and British Pounds. If the U.S. Dollar strengthens compared to these currencies, cash equivalents and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: October 21, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.