Form 10-K
period 2010-12-31
AMAZON COM INC
filed 2011-01-28
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No. 000-22513

AMAZON.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1646860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Terry Avenue North

Seattle, Washington 98109-5210

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010	$39,007,666,822
Number of shares of common stock outstanding as of January 19, 2011	451,003,759

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

General

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumers, sellers, and enterprises. In addition, we generate revenue through other marketing and promotional services, such as online advertising, and co-branded credit card agreements.

We have organized our operations into two principal segments: North America and International. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales.

Consumers

We serve consumers through our retail websites, and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. We also manufacture and sell the Kindle e-reader. We strive to offer our customers the lowest prices possible through low everyday product pricing and free shipping offers, including through membership in Amazon Prime, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service.

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

Enterprises

We serve developers and enterprises of all sizes through Amazon Web Services (“AWS”), which provides access to technology infrastructure that enables virtually any type of business.

Competition

Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers, and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) a number of indirect competitors, including media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, and customer service; (5) companies that provide infrastructure web services or other information storage or computing services or products; and (6) companies that design, manufacture, market, or sell digital media devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 38%, 39%, and 35% of our annual revenue during the fourth quarter of 2010, 2009, and 2008.

Employees

We employed approximately 33,700 full-time and part-time employees at December 31, 2010. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Available Information

Our investor relations website is www.amazon.com/ir and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics), and select press releases and social media postings.

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of January 19, 2011:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	47	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	41	Senior Vice President, Business Development
Sebastian J. Gunningham	48	Senior Vice President, Seller Services
Andrew R. Jassy	43	Senior Vice President, Web Services
Steven Kessel	45	Senior Vice President, Worldwide Digital Media
Marc A. Onetto	60	Senior Vice President, Worldwide Operations
Diego Piacentini	50	Senior Vice President, International Retail
Shelley L. Reynolds	46	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	50	Senior Vice President and Chief Financial Officer
H. Brian Valentine	51	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	44	Senior Vice President, North America Retail
L. Michelle Wilson	47	Senior Vice President, General Counsel, and Secretary

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

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since July 2003.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	47	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	70	Managing Director, Madrona Venture Group
John Seely Brown	70	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	60	Partner, Kleiner Perkins Caufield & Byers
Alain Monié	60	Chief Executive Officer, APRIL Pte. Ltd.
Jonathan J. Rubinstein	54	Senior Vice President and General Manager, Palm Global Business Unit, Hewlett-Packard Company
Thomas O. Ryder	66	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	54	Chair, Board of Regents, Smithsonian Institution

Item 1A.	Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

We Face Intense Competition

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital content and digital media devices, and web services. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment, and marketing.

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

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, digital media devices and web services, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

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

We Face Risks Related to System Interruption and Lack of Redundancy

We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

Our Supplier Relationships Subject Us to a Number of Risks

We have significant suppliers, including licensors, that are important to our sourcing, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We May be Subject to Risks Related to Government Contracts and Related Procurement Regulations

Our contracts with U.S., as well as state, local and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause.

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

We Could Be Liable for Breaches of Security

Although we have developed systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, failure to prevent or mitigate such breaches may adversely affect our operating results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (1)
	(in thousands)
Corporate office facilities	2,351	North America	From 2011 through 2025
Corporate office facilities	650	International	From 2011 through 2016

Sub-total	3,001

Fulfillment and warehouse operations	15,761	North America	From 2011 through 2021
Fulfillment and warehouse operations	10,339	International	From 2011 through 2025

Sub-total	26,100

Data center, customer service and other	775	North America	From 2011 through 2024
Data center, customer service and other	209	International	From 2011 through 2020

Sub-total	984

Total	30,085

(1)	Represents the total leased space excluding sub-leased space.

We lease our corporate headquarters in Seattle, Washington. Additionally, we lease corporate office, fulfillment and warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

Item 3.	Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies—Legal Proceedings” and “—Other Contingencies.”

Item 4.	Reserved

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low per share sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2009
First Quarter	$75.61	$47.63
Second Quarter	88.56	71.71
Third Quarter	94.50	75.41
Fourth Quarter	145.91	88.27
Year ended December 31, 2010
First Quarter	$138.19	$113.82
Second Quarter	151.09	106.01
Third Quarter	161.78	105.80
Fourth Quarter	185.65	151.40

Holders

As of January 19, 2011, there were 3,383 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Income Statement:
Net sales	$34,204	$24,509	$19,166	$14,835	$10,711
Income from operations	1,406	1,129	842	655	389
Net income	1,152	902	645	476	190
Basic earnings per share (1)	$2.58	$2.08	$1.52	$1.15	$0.46
Diluted earnings per share (1)	$2.53	$2.04	$1.49	$1.12	$0.45
Weighted average shares used in computation of earnings per share:
Basic	447	433	423	413	416
Diluted	456	442	432	424	424

Cash Flow Statement:
Net cash provided by operating activities	$3,495	$3,293	$1,697	$1,405	$702
Purchases of fixed assets, including internal-use software and website development	(979)	(373)	(333)	(224)	(216)

Free cash flow (2)	$2,516	$2,920	$1,364	$1,181	$486

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet:
Total assets	$18,797	$13,813	$8,314	$6,485	$4,363
Long-term debt	184	109	409	1,282	1,247

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third party sellers, and we also manufacture and sell the Kindle e-reader. Generally, we recognize gross revenue from items we sell from our inventory and recognize our net share of revenue of items sold by other sellers. We also offer services such as AWS, fulfillment, miscellaneous marketing and promotional agreements, such as online advertising, and co-branded credit cards.

Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, offset by investments we make in longer-term strategic initiatives, which generally require us to hire additional software engineers, computer scientists, and merchandisers. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 465 million and 461 million at December 31, 2010 and 2009.

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

preparing orders for shipment, transportation, customer service support, and a portion of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure and AWS; to build, enhance, and add features to our websites and our Kindle e-reader; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts available to us from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle2. On average our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover3 was 11, 12, and 12 for 2010, 2009, and 2008. We expect some variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days4 were 72, 68, and 62 for 2010, 2009, and 2008. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

We expect spending in technology and content will increase over time as we add computer scientists, software engineers, and merchandising employees. We seek to efficiently invest in several areas of technology and content, including seller platforms, digital initiatives, and expansion of new and existing product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies and support AWS. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. We are investing in AWS, which provides technology services that give developers and enterprises of all sizes access to technology infrastructure that enables virtually any type of business, and in our Kindle e-reader. A continuing challenge is to build and deploy innovative and efficient software that will best take advantage of continued advances in technology.

Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales, and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales, and operating expenses will be lower than if currencies had remained constant. We believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders over the long term. We also believe it is useful to evaluate our operating results and growth rates before and after the effect of currency changes.

In addition, the remeasurement of our intercompany balances can result in significant gains and charges associated with the effect of movements in currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.

[2]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[3]	Inventory turnover is the quotient of trailing-twelve-month cost of sales to average inventory over five quarter-ends.
[4]	Accounts payable days, calculated as the quotient of accounts payable to current quarter cost of sales, multiplied by the number of days in the current quarter.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at December 31, 2010 we would have recorded an additional cost of sales of approximately $33 million.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2010 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2010 closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $17 million impact on our 2010 operating income. Our estimated forfeiture rates at December 31, 2010 and 2009, were 29.7% and 33.1%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost is expensed in the first year of a four year vesting term. The accelerated method also adds a higher level of sensitivity of estimating forfeitures. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Cash provided by (used in):
Operating activities	$3,495	$3,293	$1,697
Investing activities	(3,360)	(2,337)	(1,199)
Financing activities	181	(280)	(198)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $2.52 billion for 2010, compared to $2.92 billion and $1.36 billion for 2009 and 2008. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow in 2010 was primarily due to increased capital expenditures, changes in working capital, and utilization of excess stock-based compensation deductions, partially offset by increases in operating income. The increase in free cash flow in 2009 primarily resulted from changes in working capital, increased operating income, and increased deferred revenue. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $8.8 billion, $6.4 billion, and $3.7 billion, at December 31, 2010, 2009, and 2008. Amounts held in foreign currencies were $3.4 billion, $2.8 billion, and $1.7 billion at December 31, 2010, 2009, and 2008, and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by operating activities was $3.5 billion, $3.3 billion, and $1.7 billion in 2010, 2009, and 2008. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, investments in other companies and intellectual property rights. Cash provided by (used in) investing activities was $(3.4) billion, $(2.3) billion, and $(1.2) billion in 2010, 2009, and 2008, with the variability caused primarily by increased capital expenditures, increases in cash paid for acquisitions, and purchases, maturities, and sales of marketable securities and other investments. Capital expenditures were $979 million, $373 million, and $333 million in 2010, 2009, and 2008, with the sequential increases primarily reflecting additional investments in support of continued business growth, including investments in technology infrastructure including AWS, additional capacity to support our fulfillment operations, and, in 2010, investments in corporate office space. We expect this trend to continue over time.

Capital expenditures included $176 million, $146 million, and $128 million for internal-use software and website development during 2010, 2009, and 2008. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2010, 2009, and 2008, we made cash payments, net of acquired cash, related to acquisition and investment activity of $352 million, $40 million, and $494 million.

Cash provided by (used in) financing activities was $181 million, $(280) million, and $(198) million in 2010, 2009, and 2008. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements, repayments of long-term debt, and repurchases of common stock. Payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt, were $221 million, $472 million, and $355 million in 2010, 2009, and 2008. We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008. Cash inflows from financing activities primarily result from proceeds from tax benefits relating to excess stock-based compensation deductions and proceeds from long-term debt. Proceeds from long-term debt and other were $143 million, $87 million, and $98 million in 2010, 2009, and 2008. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $259 million, $105 million, and $159 million in 2010, 2009, and 2008.

In 2010, 2009, and 2008 we recorded net tax provisions of $352 million, $253 million, and $247 million. A majority of this provision is non-cash. We have current tax benefits and net operating loss carryforwards relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Cash taxes paid, net of refunds, were $75 million, $48 million, and $53 million for 2010, 2009, and 2008. We used substantially all of our federal net operating loss carryforwards in 2010 and have available federal tax credits of $227 million. Once we use our credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the prior February 2008 repurchase authorization described above. We did not repurchase any of our common stock in 2010 or 2009.

Additionally, in November 2010 and January 2011, we signed agreements to acquire Quidsi, Inc. and LOVEFiLM International Limited for aggregate consideration of approximately $660 million, primarily in cash, and the assumption of debt. We expect the acquisitions to close in 2011, subject to regulatory approvals and closing conditions.

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $1.5 billion at December 31, 2010.

On average, our high inventory turnover means we collect from our customers before our payments to suppliers come due. Inventory turnover was 11, 12, and 12 for 2010, 2009, and 2008. We expect some variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales information is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net Sales:
North America	$18,707	$12,828	$10,228
International	15,497	11,681	8,938

Consolidated	$34,204	$24,509	$19,166

Year-over-year Percentage Growth:
North America	46%	25%	26%
International	33	31	33
Consolidated	40	28	29

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	46%	26%	26%
International	34	33	31
Consolidated	40	29	28

Net Sales Mix:
North America	55%	52%	53%
International	45	48	47

Consolidated	100%	100%	100%

Sales increased 40%, 28%, and 29% in 2010, 2009, and 2008. Changes in currency exchange rates positively (negatively) affected net sales by $(86) million, $(182) million, and $127 million for 2010, 2009, and 2008. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 46%, 25%, and 26% in 2010, 2009, and 2008. The sales growth in each year primarily reflects increased unit sales, a larger base of sales in faster growing categories such as electronics and other general merchandise, and, in 2010, our adoption of the new accounting standard update (“ASU”) 2009-13 (see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies”). Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, by increased in-stock inventory availability and increased selection of product offerings, and by the impact of Zappos, which we acquired in the fourth quarter of 2009.

The International sales growth rate was 33%, 31%, and 33% in 2010, 2009, and 2008. The sales growth in each year primarily reflects increased unit sales and a larger base of sales in faster growing categories such as electronics and other general merchandise. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our free shipping offers and Amazon Prime, and by increased in-stock inventory availability and increased selection of product offerings. Additionally, changes in currency exchange rates positively (negatively) affected International net sales by $(107) million, $(174) million, and $131 million in 2010, 2009, and 2008. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by marketplace sellers on our websites represented 31%, 30%, and 28% of unit sales in 2010, 2009, and 2008. Revenues from these sales are recorded as a net amount. Because we focus on operating profits, we are largely neutral on whether an item is sold by us or by another seller.

Supplemental Information

Supplemental information about shipping results is as follows:

	December 31,
	2010	2009	2008
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$1,193	$924	$835
Outbound shipping costs	(2,579)	(1,773)	(1,465)

Net shipping cost	$(1,386)	$(849)	$(630)

Year-over-year Percentage Growth:
Shipping revenue	29%	11%	13%
Outbound shipping costs	45	21	25
Net shipping cost	63	35	45

Percent of Net Sales:
Shipping revenue	3.5%	3.8%	4.4%
Outbound shipping costs	(7.5)	(7.2)	(7.6)

Net shipping cost	(4.0)%	(3.4)%	(3.2)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from Amazon Prime membership and Fulfillment by Amazon programs.

We expect our net cost of shipping to continue to increase to the extent our customers accept and use our free-shipping offers at an increasing rate, including through membership in Amazon Prime; to the extent our product mix shifts to the electronics and other general merchandise category; to the extent we reduce shipping rates; and to the extent we use more expensive shipping methods. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success. One way we offer lower prices is through free-shipping offers, as well as through membership in Amazon Prime.

Supplemental information about our net sales is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net Sales:
North America
Media	$6,881	$5,964	$5,350
Electronics and other general merchandise	10,998	6,314	4,430
Other (1)	828	550	448

Total North America	$18,707	$12,828	$10,228

International
Media	$8,007	$6,810	$5,734
Electronics and other general merchandise	7,365	4,768	3,110
Other (1)	125	103	94

Total International	$15,497	$11,681	$8,938

Consolidated
Media	$14,888	$12,774	$11,084
Electronics and other general merchandise	18,363	11,082	7,540
Other (1)	953	653	542

Total consolidated	$34,204	$24,509	$19,166

Year-over-year Percentage Growth:
North America
Media	15%	11%	16%
Electronics and other general merchandise	74	43	41
Other	50	23	38
Total North America	46	25	26
International
Media	18%	19%	24%
Electronics and other general merchandise	54	53	50
Other	22	9	65
Total International	33	31	33
Consolidated
Media	17%	15%	20%
Electronics and other general merchandise	66	47	45
Other	46	20	42
Total consolidated	40	28	29
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	18%	20%	22%
Electronics and other general merchandise	57	56	49
Other	24	19	67
Total International	34	33	31
Consolidated
Media	16%	16%	19%
Electronics and other general merchandise	67	48	44
Other	46	22	42
Total consolidated	40	29	28
Consolidated Net Sales Mix:
Media	43%	52%	58%
Electronics and other general merchandise	54	45	39
Other	3	3	3

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional activities, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of Sales	$26,561	$—	$26,561	$18,978	$—	$18,978	$14,896	$—	$14,896
Fulfillment	2,898	(90)	2,808	2,052	(79)	1,973	1,658	(61)	1,597
Marketing	1,029	(27)	1,002	680	(20)	660	482	(13)	469
Technology and content	1,734	(223)	1,511	1,240	(182)	1,058	1,033	(151)	882
General and administrative	470	(84)	386	328	(60)	268	279	(50)	229
Other operating expense (income), net	106	—	106	102	—	102	(24)	—	(24)

Total operating expenses	$32,798	$(424)	$32,375	$23,380	$(341)	$23,039	$18,324	$(275)	$18,049

Year-over-year Percentage Growth:
Fulfillment	41%		42%	24%		24%	28%		27%
Marketing	51		52	41		41	40		39
Technology and content	40		43	20		20	26		23
General and administrative	44		45	17		17	19		15
Percent of Net Sales:
Fulfillment	8.5%		8.2%	8.4%		8.1%	8.6%		8.3%
Marketing	3.0		2.9	2.8		2.7	2.5		2.4
Technology and content	5.1		4.4	5.1		4.3	5.4		4.6
General and administrative	1.4		1.1	1.3		1.1	1.5		1.2

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

The increase in cost of sales in absolute dollars in 2010 and 2009 compared to the comparable prior year periods is primarily due to increased product and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Year Ended December 31,
	2010	2009	2008
Gross Profit (in millions)	$7,643	$5,531	$4,270
Gross Margin	22.3%	22.6%	22.3%

Gross margin for 2010 remained relatively consistent with the prior year periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, the extent we utilize fulfillment services provided by third parties, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

The increase in fulfillment costs in absolute dollars in 2010 and 2009 compared to the comparable prior year periods is primarily due to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs; and costs from expanding fulfillment capacity.

We seek to expand our fulfillment capacity to accommodate greater selection and in-stock inventory levels and meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We evaluate our facility requirements as necessary.

Marketing

We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, portal advertising, email marketing campaigns, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense.

The increase in marketing costs in absolute dollars in 2010 and 2009 compared to the comparable prior year periods is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program, and, in 2010, on television advertising.

While costs associated with free shipping are not included in marketing expense, we view free shipping offers and Amazon Prime as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure so that we can continue to enhance the customer experience, improve our process efficiency and support AWS. See “Overview” for a discussion of how management views advances in technology and the importance of innovation.

The increase in technology and content costs in absolute dollars in 2010 and 2009 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and increased spending on technology infrastructure. We expect these trends to continue over time.

For the years ended 2010, 2009, and 2008, we capitalized $213 million, $187 million, and $187 million of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $184 million, $172 million, and $143 million for 2010, 2009, and 2008.

A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in 2010 and 2009 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses, and professional service fees.

Stock-Based Compensation

Stock-based compensation was $424 million, $341 million, and $275 million during 2010, 2009, and 2008. The increase in stock-based compensation in 2010 compared to 2009 is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate. The increase in stock-based compensation in 2009 compared to 2008 is primarily due to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net was $106 million, $102 million, and $(24) million during 2010, 2009 and 2008. In 2010, the amount primarily related to amortization of intangible assets, in 2009, the amount included amortization of intangible assets and a $51 million legal settlement, and in 2008, the balance included amortization of intangible assets and a $53 million noncash gain on the sale of our European DVD rental assets.

Interest Income and Expense

Our interest income was $51 million, $37 million, and $83 million during 2010, 2009, and 2008. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our net interest expense is related to our capital and financing leases and our long-term debt. Interest expense was $39 million, $34 million, and $71 million in 2010, 2009, and 2008. The decline in 2009 primarily relates to principal reductions of long term debt of $319 million.

Our long-term liabilities were $1.6 billion and $1.2 billion at December 31, 2010 and 2009. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Liabilities.”

Other Income (Expense), Net

Other income (expense), net was $79 million, $29 million, and $47 million during 2010, 2009, and 2008. The primary component of other income (expense), net, is related to foreign-currency gain on intercompany balances.

Income Taxes

We recorded a provision for income taxes of $352 million, $253 million, and $247 million in 2010, 2009, and 2008. The effective tax rate in 2010, 2009 and 2008 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S.

Our effective tax rate is subject to significant variation due to several factors, including variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. We used substantially all of our federal net operating loss carryforwards in 2010 and have available federal tax credits of $227 million. As a result of new U.S. legislation that became effective in December 2010, we are able to accelerate our depreciation deductions for qualifying property acquired in the fourth quarter of 2010. This accelerated depreciation deduction will continue for qualifying property acquired in 2011.

Equity–Method Investment Activity, Net of Tax

Equity–method investment activity, net of tax, was $7 million, $(6) million, and $(9) million in 2010, 2009, and 2008. The increase in equity-method investment activity in 2010 compared to 2009 is primarily due to the recognition of a non-cash gain on a previously held equity position in a company that was acquired in 2010.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$34,290	$(86)	$34,204	$24,691	$(182)	$24,509	19,039	$127	$19,166
Operating expenses	32,856	(58)	32,798	23,522	(142)	23,380	18,206	118	18,324
Income from operations	1,434	(28)	1,406	1,170	(41)	1,129	832	10	842
Net interest income (expense) and other (3)	17	74	91	6	26	32	17	42	59
Net income	1,118	34	1,152	911	(9)	902	609	36	645
Diluted earnings per share	$2.45	$0.08	$2.53	$2.06	$(0.02)	$2.04	$1.41	$0.08	$1.49

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in 2009.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances and 6.875% PEACS, which we redeemed in 2009.
(3)	Includes foreign currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances and 6.875% PEACS, which we redeemed in 2009.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for 2010, 2009, and 2008 (in millions):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$3,495	$3,293	$1,697
Purchases of fixed assets, including internal-use software and website development	(979)	(373)	(333)

Free cash flow	$2,516	$2,920	$1,364

Net cash provided by (used in) investing activities	$(3,360)	$(2,337)	$(1,199)

Net cash provided by (used in) financing activities	$181	$(280)	$(198)

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

Guidance

We provided guidance on January 27, 2011 in our earnings release furnished on Form 8-K as follows:

First Quarter 2011 Guidance

•	Net sales are expected to be between $9.1 billion and $9.9 billion, or to grow between 28% and 39% compared with first quarter 2010.

•

Operating income is expected to be between $260 million and $385 million, or between 34% decline and 2% decline compared with first quarter 2010. This guidance includes approximately $140 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2010 (in millions, except percentages):

	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value at December 31, 2010
Money market funds	$1,882	$—	$—	$—	$—	$—	$1,882	$1,882
Weighted average interest rate	0.11%	—	—	—	—	—	0.11%
Corporate debt securities	90	128	219	1	—	—	438	459
Weighted average interest rate	1.11%	1.58%	2.01%	2.57%	—	—	1.70%
U.S. Government and Agency Securities	2,624	950	137	1	—	—	3,712	3,756
Weighted average interest rate	0.17%	0.72%	1.57%	2.86%	—	—	0.36%
Asset backed securities	13	12	7		—	—	32	33
Weighted average interest rate	2.18%	1.83%	2.01%		—	—	2.01%
Foreign government and agency securities	1,346	410	337	30	—	—	2,123	2,158
Weighted average interest rate	0.37%	0.84%	1.28%	1.66%	—	—	0.62%
Other securities	10	5	1	—	—	—	16	17
Weighted average interest rate	1.05%	1.34%	2.03%		—	—	1.22%

	$5,965	$1,505	$701	$32	$—	$—	$8,203

Cash equivalents and marketable fixed- income securities								$8,305

Foreign Exchange Risk

During 2010, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Euros, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2010, International segment revenues decreased $107 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2010 of $3.4 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $172 million, $345 million, and $689 million. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at December 31, 2010, an assumed 5%, 10%, and 20% adverse change to foreign currency exchange rates would result in losses of $40 million, $90 million, and $195 million, recorded to “Other income (expense), net.”

See Item 7 of Part II, “Effect of Exchange Rates,” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2010, our recorded basis in equity investments was $279 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales or acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 27, 2011

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,444	$2,769	$2,539

OPERATING ACTIVITIES:
Net income	1,152	902	645
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	568	378	287
Stock-based compensation	424	341	275
Other operating expense (income), net	106	103	(24)
Losses (gains) on sales of marketable securities, net	(2)	(4)	(2)
Other expense (income), net	(79)	(15)	(34)
Deferred income taxes	4	81	(5)
Excess tax benefits from stock-based compensation	(259)	(105)	(159)
Changes in operating assets and liabilities:
Inventories	(1,019)	(531)	(232)
Accounts receivable, net and other	(295)	(481)	(218)
Accounts payable	2,373	1,859	812
Accrued expenses and other	740	300	247
Additions to unearned revenue	687	1,054	449
Amortization of previously unearned revenue	(905)	(589)	(344)

Net cash provided by (used in) operating activities	3,495	3,293	1,697

INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(979)	(373)	(333)
Acquisitions, net of cash acquired, and other	(352)	(40)	(494)
Sales and maturities of marketable securities and other investments	4,250	1,966	1,305
Purchases of marketable securities and other investments	(6,279)	(3,890)	(1,677)

Net cash provided by (used in) investing activities	(3,360)	(2,337)	(1,199)

FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	259	105	159
Common stock repurchased	—	—	(100)
Proceeds from long-term debt and other	143	87	98
Repayments of long-term debt and of capital and financing leases	(221)	(472)	(355)

Net cash provided by (used in) financing activities	181	(280)	(198)
Foreign-currency effect on cash and cash equivalents	17	(1)	(70)

Net increase in cash and cash equivalents	333	675	230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,777	$3,444	$2,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11	$32	$64
Cash paid for income taxes	75	48	53
Fixed assets acquired under capital leases	405	147	148
Fixed assets acquired under build-to-suit leases	172	188	72
Conversion of debt	—	—	605

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$34,204	$24,509	$19,166
Operating expenses (1):
Cost of sales	26,561	18,978	14,896
Fulfillment	2,898	2,052	1,658
Marketing	1,029	680	482
Technology and content	1,734	1,240	1,033
General and administrative	470	328	279
Other operating expense (income), net	106	102	(24)

Total operating expenses	32,798	23,380	18,324

Income from operations	1,406	1,129	842
Interest income	51	37	83
Interest expense	(39)	(34)	(71)
Other income (expense), net	79	29	47

Total non-operating income (expense)	91	32	59

Income before income taxes	1,497	1,161	901
Provision for income taxes	(352)	(253)	(247)
Equity-method investment activity, net of tax	7	(6)	(9)

Net income	$1,152	$902	$645

Basic earnings per share	$2.58	$2.08	$1.52

Diluted earnings per share	$2.53	$2.04	$1.49

Weighted average shares used in computation of earnings per share:
Basic	447	433	423

Diluted	456	442	432

(1) Includes stock-based compensation as follows:

Fulfillment	$90	$79	$61
Marketing	27	20	13
Technology and content	223	182	151
General and administrative	84	60	50

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2010	2009
A S S E T S
Current assets:
Cash and cash equivalents	$3,777	$3,444
Marketable securities	4,985	2,922
Inventories	3,202	2,171
Accounts receivable, net and other	1,587	988
Deferred tax assets	196	272

Total current assets	13,747	9,797
Fixed assets, net	2,414	1,290
Deferred tax assets	22	18
Goodwill	1,349	1,234
Other assets	1,265	1,474

Total assets	$18,797	$13,813

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$8,051	$5,605
Accrued expenses and other	2,321	1,759

Total current liabilities	10,372	7,364
Long-term liabilities	1,561	1,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—500
Issued and outstanding shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—5,000
Issued shares—468 and 461
Outstanding shares—451 and 444	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,325	5,736
Accumulated other comprehensive income (loss)	(190)	(56)
Retained earnings	1,324	172

Total stockholders’ equity	6,864	5,257

Total liabilities and stockholders’ equity	$18,797	$13,813

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	416	$4	$(500)	$3,063	$5	$(1,375)	$1,197
Net income	—	—	—	—		645	645
Foreign currency translation losses, net of tax	—	—	—	—	(127)	—	(127)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	—	—	517

Unrecognized excess tax benefits from stock-based compensation	—	—	—	(8)	—	—	(8)
Exercise of common stock options and conversion of debt	14	—		624	—	—	624
Repurchase of common stock	(2)	—	(100)		—	—	(100)
Excess tax benefits from stock-based compensation	—	—	—	154	—	—	154
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	288	—	—	288

Balance at December 31, 2008	428	4	(600)	4,121	(123)	(730)	2,672
Net income	—	—	—	—	—	902	902
Foreign currency translation gains net of tax	—	—	—	—	62	—	62
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							969

Exercise of common stock options	7	—	—	19	—	—	19
Issuance of common stock for acquisition activity	9	1	—	1,144	—	—	1,145
Excess tax benefits from stock-based compensation	—	—	—	103	—	—	103
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	349	—	—	349

Balance at December 31, 2009	444	5	(600)	5,736	(56)	172	5,257
Net income	—	—	—	—	—	1,152	1,152
Foreign currency translation gains net of tax	—	—	—	—	(137)	—	(137)
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	3	—	3

Comprehensive income							1,018

Exercise of common stock options	7	—	—	16	—	—	16
Excess tax benefits from stock-based compensation	—	—	—	145	—	—	145
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	428	—	—	428

Balance at December 31, 2010	451	$5	$(600)	$6,325	$(190)	$1,324	$6,864

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for three primary customer sets: consumers, sellers, and enterprises. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell the Kindle e-reader. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We serve developers and enterprises of all sizes through Amazon Web Services (“AWS”), which provides access to technology infrastructure that enables virtually any type of business. In addition, we generate revenue through other marketing and promotional services, such as online advertising, and co-branded credit card agreements.

We have organized our operations into two principal segments: North America and International. See “Note 10—Segment Information.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation, income taxes, valuation of investments and inventory, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and internally-developed software, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2010	2009	2008
Shares used in computation of basic earnings per share	447	433	423
Total dilutive effect of outstanding stock awards (1)	9	9	9

Shares used in computation of diluted earnings per share	456	442	432

(1)	Calculated using the treasury stock method, which assumes proceeds are used to reduce the dilutive effect of outstanding stock awards. Assumed proceeds include the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

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

We provide fulfillment-related services in connection with certain of our sellers’ programs. Third party sellers maintain ownership of their inventory, regardless of whether fulfillment is provided by us or the third party sellers, and therefore these products are not included in our inventories.

Accounts Receivable, Net, and Other

Included in “Accounts receivable, net, and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At December 31, 2010 and 2009, vendor receivables, net, were $763 million and $495 million, and customer receivables, net, were $561 million and $341 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $72 million and $72 million at December 31, 2010 and 2009.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2010, 2009, and 2008, we capitalized $213 million (including $38 million of stock-based compensation), $187 million (including $35 million of stock-based compensation), and $187 million (including $27 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $184 million, $172 million, and $143 million for 2010, 2009, and 2008.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, technology infrastructure, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years for assets such as internal-use software, three years for our technology infrastructure, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.

Leases and Asset Retirement Obligations

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease.

We establish assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

We establish assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment share and general economic conditions.

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of our assessment through December 31, 2010 that would impact this conclusion.

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

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the investees’ earnings or losses, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations.

Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other assets” on our consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

Equity investments that have readily determinable fair values are classified as available-for-sale and included in “Marketable securities” in our consolidated balance sheet and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we have plans to sell the security or it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices; recent financial results and operating trends; implied values from any recent transactions or offers of investee securities; credit quality of debt instrument issuers; other publicly available information that may affect the value of our investments; duration and severity of the decline in value; and our strategy and intentions for holding the investment.

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

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2010 or 2009.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2010 and 2009 were liabilities of $503 million and $347 million for unredeemed gift certificates. We reduce the liability for a gift certificate when it is applied to an order. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $461 million and $511 million at December 31, 2010 and 2009. Non-current unearned revenue was $34 million and $201 million at December 31, 2010 and 2009.

Income Taxes

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $1.6 billion at December 31, 2010. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

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

Revenue

We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Also, see “Recent Accounting Pronouncements” below.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. If we are not primarily obligated, and do not have latitude in establishing prices, amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

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

Commissions and per-unit fees received from sellers and similar amounts earned through other seller sites are recognized when items are sold by sellers and our collectability is reasonably assured. We record an allowance for estimated refunds on such commissions using historical experience.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of sales.”

Cost of Sales

Cost of sales consists of the purchase price of consumer products and content sold by us, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as “Cost of sales” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

Vendor Agreements

We have agreements to receive cash consideration from certain of our vendors, including rebates and cooperative marketing reimbursements. We generally consider amounts received from our vendors as a reduction of the prices we pay for their products and, therefore, record such amounts as a reduction of the cost of inventory we buy from them. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

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

Marketing

Marketing costs consist primarily of targeted online advertising, television advertising, public relations expenditures; and payroll and related expenses for personnel engaged in marketing, business development, and selling activities. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.

Advertising and other promotional costs, are expensed as incurred, and were $890 million, $593 million, and $420 million in 2010, 2009, and 2008. Prepaid advertising costs were not significant at December 31, 2010 and 2009.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for employees involved in application development, category expansion, editorial content, buying, merchandising selection, and systems support, as well as costs associated with the compute, storage and telecommunications infrastructure used internally and supporting AWS.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications supporting our business, which are capitalized and amortized over two years.

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

Stock-Based Compensation

Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.

Other Operating Expense (Income), Net

Other operating expense (income), net, consists primarily of intangible asset amortization expense, expenses related to legal settlements, and certain gains and losses on the sale of assets.

Other Income (Expense), Net

Other income (expense), net, consists primarily of gains and losses on sales of marketable securities and foreign currency transaction gains and losses.

Foreign Currency

We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, China, and Italy. Net sales generated from internationally-focused websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. The functional currency of our subsidiaries that either operate or support these international websites is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the remeasurement of intercompany balances, we recorded losses of $70 million in 2010, and gains of $5 million, and $23 million in 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, which provides authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We adopted this guidance on January 1, 2010. Adoption did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statement disclosures.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 31, 2010 and 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$613	$—	$—	$613
Level 1 securities:
Money market funds	1,882	—	—	1,882
Equity securities	2	—	(1)	1
Level 2 securities:
Foreign government and agency securities	2,152	7	(1)	2,158
U.S. government and agency securities	3,746	11	(1)	3,756
Corporate debt securities	457	3	(1)	459
Asset-backed securities	32	1	—	33
Other fixed income securities	17	—	—	17

	$8,901	$22	$(4)	8,919

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(157)

Total cash, cash equivalents, and marketable securities				$8,762

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$391	$—	$—	$391
Level 1 securities:
Money market funds	2,750	—	—	2,750
Equity securities	2	—	(1)	1
Level 2 securities:
Foreign government and agency securities	1,992	7	—	1,999
U.S. government and agency securities	1,268	5	(5)	1,268
Corporate debt securities	206	5	—	211
Asset-backed securities	44	2	—	46
Other fixed income securities	6	—	—	6

	$6,659	$19	$(6)	6,672

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(306)

Total cash, cash equivalents, and marketable securities				$6,366

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 6—Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2010	2009	2008
Realized gains	$5	$4	$9
Realized losses	4	—	7

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2010 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$5,973	$5,976
Due after one year through five years	2,312	2,329

	$8,285	$8,305

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2010	2009
Gross Fixed Assets (1):
Fulfillment and customer service	$778	$551
Technology infrastructure	1,240	551
Internal-use software, content, and website development	487	398
Other corporate assets	491	137
Construction in progress	260	278

Gross fixed assets	3,256	1,915

Accumulated Depreciation (1):
Fulfillment and customer service	211	202
Technology infrastructure	316	178
Internal-use software, content, and website development	255	207
Other corporate assets	60	38

Total accumulated depreciation	842	625

Total fixed assets, net	$2,414	$1,290

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

Depreciation expense on fixed assets was $552 million, $384 million, and $311 million which includes amortization of fixed assets acquired under capital lease obligations of $164 million, $88 million, and $50 million for 2010, 2009, and 2008. Gross assets remaining under capital leases were $818 million, and $430 million at December 31, 2010 and 2009. Accumulated depreciation associated with capital leases was $331 million and $184 million at December 31, 2010 and 2009.

We capitalize construction in progress and record a corresponding long-term liability for lease agreements where we are considered the owner during the construction period for accounting purposes, including portions of our Seattle, Washington, corporate office space that we do not currently occupy. The buildings which we have not yet occupied are scheduled to be completed between 2011 and 2013.

For buildings that are under build-to-suit lease arrangements, where we have taken occupancy during the year ended December 31, 2010, we determined that we continue to be the deemed owner. These arrangements do not qualify for sales recognition under the sale-leaseback accounting guidance due principally to our significant investment in tenant improvements. As a result, the buildings in the amount of $189 million have been reclassified within “Fixed assets” from “Construction in progress” to “Other corporate assets” and are being depreciated over the shorter of their useful lives or the related lease terms. The long-term construction obligation has been reclassified within “Long-term liabilities” from “Construction liability” to “Long-term financing lease obligations” with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

2010 Acquisition Activity

In 2010, we acquired certain companies for an aggregate purchase price of $228 million, resulting in goodwill of $111 million and acquired intangible assets of $91 million. The primary reasons for these acquisitions were to expand our customer base and sales channels. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identifiable intangible assets are amortized on a straight-line or accelerated basis over their respective useful lives.

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The financial effect of these acquisitions, individually and in the aggregate, was not material to our consolidated financial statements. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

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

We acquired certain additional companies during 2009 for an aggregate purchase price of $26 million, resulting in goodwill of $16 million and acquired intangible assets of $5 million. All of the entities have been consolidated into our financial statements since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

2008 Acquisition Activity

We acquired certain companies during 2008 for an aggregate purchase price of $432 million, resulting in goodwill of $210 million and acquired intangible assets of $162 million. All of these entities have been consolidated into our financial statements since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

Goodwill

Goodwill is generally not deductible for tax purposes and is primarily comprised of intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2010 and 2009 (in millions):

	North America	International	Consolidated
Goodwill—January 1, 2009	$273	$165	$438
New acquisitions	781	13	794
Other adjustments (1)	1	1	2

Goodwill—December 31, 2009	1,055	179	1,234
New acquisitions	60	51	111
Other adjustments (1)	1	3	4

Goodwill—December 31, 2010	$1,116	$233	$1,349

(1)	Primarily includes changes in foreign exchange for goodwill in our International segment.

Intangible Assets

Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following:

	December 31,
	2010				2009
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
	(in millions)
Marketing-related	8.8	$277	$(37)	$240	$249	$(11)	$238
Contract-based	5.8	183	(43)	140	166	(20)	146
Technology and content	8.6	34	(10)	24	15	(7)	8
Customer-related	4.9	251	(92)	159	215	(40)	175

Acquired intangibles (2)		$745	$(182)	$563	$645	$(78)	$567

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	Intangible assets have estimated useful lives of between 1 and 10 years.

Amortization expense for acquired intangibles was $105 million, $48 million, and $29 million in 2010, 2009, and 2008. Expected future amortization expense of acquired intangible assets as of December 31, 2010 is as follows (in millions):

Year Ended December 31,
2011	$112
2012	94
2013	81
2014	68
2015	60
Thereafter	148

$563

Note 5—LONG-TERM LIABILITIES

Our long-term liabilities are summarized as follows:

	December 31,
	2010	2009
	(in millions)
Long-term debt	$184	$109
Long-term capital lease obligations	276	143
Long-term financing lease obligations	181	—
Construction liability	260	278
Tax contingencies	243	202
Other	417	460

	$1,561	$1,192

Long-term Debt

As of December 31, 2010, and 2009, our long-term debt was $184 million and $109 million, had a weighted average interest rate of 5.5% and 6.4%, and maturities in 2011, 2012, and 2013. Long-term debt relates to amounts borrowed to fund certain international operations.

Capital Leases

Certain of our equipment fixed assets, primarily related to technology infrastructure, have been acquired under capital leases. Long-term capital lease obligations are as follows:

December 31, 2010
(in millions)
Gross capital lease obligations	$511
Less imputed interest	(17)

Present value of net minimum lease payments	494
Less current portion of capital lease obligation	(218)

Total long-term capital lease obligations	$276

Financing leases

We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liability.” As such, these arrangements are accounted for as financing leases. Long-term finance lease obligations are as follows:

December 31, 2010
(in millions)
Gross financing lease obligations	$271
Less imputed interest	(84)

Present value of net minimum lease payments	187
Less current portion of financing lease obligation	(6)

Total long-term financing lease obligations	$181

Construction Liabilities

We capitalize construction in progress and record a corresponding long-term liability for certain build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes, including our Seattle, Washington, corporate office space that we do not currently occupy. See “Note 3—Fixed Assets” for a discussion of these leases.

Tax Contingencies

As of December 31, 2010 and 2009, we have recorded tax reserves for tax contingencies, inclusive of accrued interest and penalties, of approximately $243 million and $202 million for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 9—Income Taxes” for discussion of tax contingencies.

The remainder of our long-term liabilities primarily include deferred tax liabilities, unearned revenue, asset retirement obligations, and deferred rental liabilities.

Note 6—COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $225 million, $171 million, and $158 million for 2010, 2009, and 2008.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2010:

	Year Ended December 31,					Thereafter	Total
	2011	2012	2013	2014	2015
	(in millions)
Operating and capital commitments:
Debt principal and interest	$54	$95	$101	$—	$—	$—	$250
Capital leases, including interest	235	168	85	15	8	—	511
Financing lease obligations, including interest (1)	16	16	17	18	18	186	271
Operating leases	244	227	192	179	148	563	1,553
Other commitments (2) (3)	107	105	76	65	72	789	1,214

Total commitments	$656	$611	$471	$277	$246	$1,538	$3,799

(1)	Relates to the 590,000 square feet of occupied corporate office space under build-to-suit lease arrangements
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 1.11 million square feet of corporate office space currently being developed under build-to-suit leases and which we anticipate occupying in 2011 to 2013. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See “Note 3—Fixed Assets” for a discussion of these leases.
(3)	Excludes $213 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

We have pledged or otherwise restricted $160 million and $303 million in 2010 and 2009 of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Inventory Suppliers

During 2010, no vendor accounted for 10% or more of our inventory purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

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

In March 2009, Discovery Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our Kindle e-reader infringes a patent owned by Discovery purporting to cover an “Electronic Book Security and Copyright Protection System” (U.S. Patent No. 7,298,851) and seeks monetary damages, a continuing royalty sufficient to compensate Discovery for any future infringement, treble damages, costs and attorneys fees. In May 2009, we filed counterclaims and an additional lawsuit in the United States District Court for the Western District of

Washington against Discovery alleging infringement of several patents owned by Amazon and requesting a declaration that several Discovery patents, including the one listed above, are invalid and unenforceable. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In December 2009, Nazomi Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the processor core in our Kindle e-reader infringes two patents owned by Nazomi purporting to cover “Java virtual machine hardware for RISC and CISC processors” and “Java hardware accelerator using microcode engine” (U.S. Patent Nos. 7,080,362 and 7,225,436) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2010, Texas OCR Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that our Search Inside the Book feature infringes a patent owned by Texas OCR Technologies purporting to cover a “Methodology for Displaying Search Results Using Character Recognition” (U.S. Patent No. 6,363,179) and sought monetary damages, costs and attorneys fees. In January 2011, we settled this litigation on terms that include a nonexclusive license to the patent in suit and, accordingly, the lawsuit has been dismissed with prejudice.

In May 2010, Sharing Sound LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent licensed by the plaintiffs purporting to cover a “Distribution of Musical Products by a Website Vendor Over the Internet” (U.S. Patent No. 6,233,682) and sought monetary damages, injunctive relief, costs and attorneys fees. In January 2011, we settled this litigation on terms that include a nonexclusive license to the patent in suit and, accordingly, we expect the lawsuit to be dismissed with prejudice.

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

In May 2010, Stragent, LLC and Seesaw Foundation filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our AWS technologies infringe a patent licensed by the plaintiffs purporting to cover a “Method of Providing Data Dictionary-Driven Web-Based Database Applications” (U.S. Patent No. 6,832,226) and seeks monetary damages, a future royalty, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2010, Positive Technologies Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our products, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “DC Integrating Display Driver Employing Pixel Status Memories” (U.S. Patent Nos. 5,444,457, 5,627,558 and 5,831,588) and seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleges that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and seeks monetary damages, costs, attorneys fees, and injunctive relief. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Global Sessions LP filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Amazon and AWS technologies infringe four patents owned by the plaintiff purporting to cover a “System And Method For Maintaining A State For A User Session Using A Web System Having A Global Session Server” (U.S. Patent No. 6,076,108), an “Enterprise Interaction Hub For Managing An Enterprise Web System” (U.S. Patent Nos. 6,085,220 and 6,360,249), and a “System And Method For Maintaining A State For A User Session Using A Web System” (U.S. Patent No. 6,480,894), and seeks monetary damages, a future royalty, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Technology Innovations, LLC filed a complaint against us for patent infringement in the United States District Court for the Southern District of Texas. The complaint alleges, among other things, that Amazon’s sale of e-books and Kindle e-readers infringes a patent owned by the plaintiff purporting to cover a “Device For Including Enhancing Information With Printed Information And Method For Electronic Searching Thereof” (U.S. Patent No. 5,517,407) and seeks monetary damages, injunctive relief, costs, interest, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

Other Contingencies

In September 2010, the State of Texas issued an assessment of $269 million for uncollected sales taxes for the period from December 2005 to December 2009, including interest and penalties through the date of the assessment. The State of Texas is alleging that we should have collected sales taxes on applicable sales transactions during those years. We believe that the State of Texas did not provide a sufficient basis for its assessment and that the assessment is without merit. We intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 9—Income Taxes.”

Note 7—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Common Stock

Common shares outstanding plus shares underlying outstanding stock awards totaled 465 million, 461 million, and 446 million, at December 31, 2010, 2009 and 2008. These totals include all vested and unvested stock-based awards outstanding, before consideration of estimated forfeitures.

Stock Repurchase Activity

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the Board’s prior authorization. We did not repurchase any of our common stock in 2010 or 2009. We repurchased 2.2 million shares of common stock for $100 million in 2008 under the $1 billion repurchase program authorized by our Board of Directors in February 2008.

Stock Award Plans

Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.

Stock Award Activity

We granted restricted stock units representing 5.3 million, 6.0 million, and 7.3 million shares of common stock during 2010, 2009, and 2008 with a per share weighted average fair value of $140.43, $79.24, and $72.21.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at January 1, 2008	16.3
Units granted	7.3
Units vested	(5.5)
Units forfeited	(1.4)

Outstanding at December 31, 2008	16.7
Units granted	6.0
Units vested	(6.0)
Units forfeited	(1.0)

Outstanding at December 31, 2009	15.7

Units granted	5.3
Units vested	(5.7)
Units forfeited	(1.3)

Outstanding at December 31, 2010	14.0

Scheduled vesting for outstanding restricted stock units at December 31, 2010 is as follows (in millions):

	Year Ended December 31,					Thereafter	Total
	2011	2012	2013	2014	2015
Scheduled vesting—restricted stock units	5.3	4.3	2.4	1.3	0.5	0.2	14.0

As of December 31, 2010, there was $601 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.4 years.

During 2010 and 2009, the fair value of restricted stock units that vested was $792 million and $551 million.

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in both 2010 and 2009. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

Common Stock Available for Future Issuance

At December 31, 2010, common stock available for future issuance to employees is 160 million shares.

Note 8—OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net income	$1,152	$902	$645
Net change in unrealized gains/losses on available-for-sale securities:
Unrealized gains (losses), net of tax of $(2), $(2), and $0	5	7	—
Reclassification adjustment for losses (gains) included in net income, net of tax effect of $0, $1, and $1	(2)	(3)	(1)

Net unrealized gains (losses) on available for sale securities	3	4	(1)
Foreign currency translation adjustment, net of tax effect of $29, $0, and $3	(137)	62	(127)
Other	—	1	—

Other comprehensive income (loss)	(134)	67	(128)

Comprehensive income	$1,018	$969	$517

Balances within accumulated other comprehensive income (loss) are as follows:

	December 31,
	2010	2009
	(in millions)
Net unrealized losses on foreign currency translation, net of tax	$(203)	$(66)
Net unrealized gains on available-for-sale securities, net of tax	13	10

Total accumulated other comprehensive income (loss)	$(190)	$(56)

Note 9—INCOME TAXES

In 2010, 2009, and 2008 we recorded net tax provisions of $352 million, $253 million, and $247 million. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid, net of refunds, were $75 million, $48 million, and $53 million for 2010, 2009, and 2008.

The components of the provision for income taxes, net are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Current taxes:
U.S. and state	$311	$149	$227
International	37	23	25

Current taxes	348	172	252
Deferred taxes:
U.S. and state	1	89	3
International	3	(8)	(8)

Deferred taxes	4	81	(5)

Provision for income taxes, net	$352	$253	$247

U.S. and international components of income before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
U.S.	$886	$529	$436
International (1)	611	632	465

Income before income taxes	$1,497	$1,161	$901

(1)	Included in 2008 is the impact of the $53 million non-cash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of foreign tax differential	(12.7)	(16.9)	(13.8)
State taxes, net of federal benefits	1.5	1.1	2.8
Tax credits	(1.1)	(0.4)	(2.2)
Nondeductible stock-based compensation	1.6	1.7	1.7
Valuation allowance	(0.1)	0.4	2.6
Other, net	(0.7)	1.0	1.3

Total	23.5%	21.9%	27.4%

The effective tax rate in 2010, 2009, and 2008 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Included in the total tax provision as a discrete item during 2008 is the impact related to the $53 million noncash gain associated with the sale of our European DVD rental assets. This gain was taxed at rates substantially below the 35% U.S. federal statutory rate.

Deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in millions )
Deferred tax assets:
Net operating losses—stock-based compensation (1)	$4	$120
Net operating losses—other	82	50
Net operating losses—obtained through acquisitions (2)	7	7
Stock-based compensation	101	118
Assets held for investment	61	125
Revenue items	23	58
Expense items	254	172
Other items	75	42
Net tax credits (3)	14	6

Total gross deferred tax assets	621	698
Less valuation allowance (4)	(146)	(173)

Deferred tax assets, net of valuation allowance	475	525
Deferred tax liabilities:
Basis difference in intangible assets	(209)	(218)
Expense items	(226)	(168)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$40	$139

(1)	Excludes unrecognized federal net operating loss carryforward deferred tax assets of $40 million at December 31, 2009. The total gross deferred tax assets relating to our federal excess stock-based compensation net operating loss carryforwards at December 31, 2010 and 2009 were $4 million and $160 million (relating to approximately $13 million and $456 million of our federal net operating loss carryforwards). The majority of our net operating loss carryforwards begin to expire in 2023 and thereafter.
(2)	The utilization of some of these net operating loss carryforwards is subject to an annual limitation under applicable provisions of the Internal Revenue Code.
(3)	Presented net of fully reserved deferred tax assets associated with tax credits of $230 million and $193 million at December 31, 2010 and 2009. Total tax credits available to be claimed in future years are approximately $244 million and $199 million as of December 31, 2010 and 2009, and begin to expire in 2015.
(4)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain foreign taxing jurisdictions.

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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2010	2009
	(in millions)
Gross tax contingencies—January 1	$181	$166
Gross increases to tax positions in prior periods	31	15
Gross decreases to tax positions in prior periods	(1)	—
Gross increases to current period tax positions	5	1
Audit settlements paid during 2010	(3)	—
Foreign exchange gain (loss) on tax contingencies	0	(1)

Gross tax contingencies—December 31 (1)	$213	$181

(1)	As of December 31, 2010, we had $213 million of tax contingencies all of which, if fully recognized, would decrease our effective tax rate.

Due to the nature of our business operations we expect the total amount of tax contingencies for prior period tax positions will grow in 2011 in comparable amounts to 2010, however changes in state and federal tax laws may increase our tax contingencies. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may not result in changes to our contingencies.

As of December 31, 2010 and 2009, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $21 million and $17 million. Interest and penalties, net of federal income tax benefit, recognized for the year ended December 31, 2010 and 2009 was $4 million and $3 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2010. Additionally, any net operating losses that were generated in prior years and utilized in 2005 through 2010 may also be subject to examination by the IRS. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Kentucky for 2005 through 2010, France for 2007 through 2010, Germany for 2003 through 2010, Japan for 2006 through 2010, Luxembourg for 2005 through 2010, and the United Kingdom for 2004 through 2010. In December 2010, we learned that the French government is investigating certain of our European affiliates regarding income taxes, and we are cooperating.

In addition, in 2007, Japanese tax authorities assessed income tax, including penalties and interest, of approximately $120 million against one of our U.S. subsidiaries for the years 2003 through 2005. Proceedings on the assessment were stayed during negotiations between U.S. and Japanese tax authorities over the double taxation issues the assessment raised, and we provided bank guarantees to suspend enforcement of the assessment. In 2010, the U.S. and Japanese tax authorities reached an agreement, on the allocation of our income between the U.S. and Japan for 2003 through 2005. The amount of tax expense, net of related deductions and foreign tax credits, recorded for this assessment was not significant. We have paid the assessment and the Japanese tax authorities have released all of the bank guarantees.

Note 10—SEGMENT INFORMATION

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. We do not allocate the line item “Other operating expense (income), net” to our segment operating results. A majority of our costs for “Technology and content” are incurred in the United States and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.

North America

The North America segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites such as www.amazon.com and www.amazon.ca and include amounts earned from AWS. This segment includes export sales from www.amazon.com and www.amazon.ca.

International

The International segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally focused locations. This segment includes export sales from these internationally based locations (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from our U.S. and Canadian locations.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
North America
Net sales	$18,707	$12,828	$10,228
Segment operating expenses (1)	17,752	12,119	9,783

Segment operating income	$955	$709	$445

International
Net sales	$15,497	$11,681	$8,938
Segment operating expenses (1)	14,516	10,818	8,290

Segment operating income	$981	$863	$648

Consolidated
Net sales	$34,204	$24,509	$19,166
Segment operating expenses (1)	32,268	22,937	18,073

Segment operating income	1,936	1,572	1,093
Stock-based compensation	(424)	(341)	(275)
Other operating income (expense), net	(106)	(102)	24

Income from operations	1,406	1,129	842
Total non-operating income (expense), net	91	32	59
Provision for income taxes	(352)	(253)	(247)
Equity-method investment activity, net of tax	7	(6)	(9)

Net income	$1,152	$902	$645

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales earned from retail sales of consumer products (including from sellers) and subscriptions outside of the U.S. represented approximately half of net sales for 2010, 2009, and 2008. Net sales earned in Germany, Japan, and United Kingdom each represented 11% to 15% of net sales in 2010, and 13% to 17% of net sales in 2009 and 2008.

Total assets, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2010	2009
North America	$12,460	$9,252
International	6,337	4,561

Consolidated	$18,797	$13,813

Fixed assets, net, by segment, reconciled to consolidated amounts were (in millions):

	December 31,
	2010	2009
North America	$1,958	$1,059
International	456	231

Consolidated	$2,414	$1,290

Fixed assets, net, located outside of the U.S. represented less than 10% of consolidated fixed assets, net, for any individual country.

Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
North America	$455	$327	$262
International	97	57	49

Consolidated	$552	$384	$311

Note 11—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2010 and 2009. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter.

Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2010 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$12,948	$7,560	$6,566	$7,131
Income before income taxes	506	292	297	401
Provision for income taxes	84	79	88	100
Net income	416	231	207	299
Basic earnings per share	$0.93	$0.51	$0.46	$0.67
Diluted earnings per share	$0.91	$0.51	$0.45	$0.66
Shares used in computation of earnings per share:
Basic	450	448	447	445
Diluted	458	456	455	454

	Year Ended December 31, 2009 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$9,519	$5,449	$4,651	$4,889
Income before income taxes	471	262	179	248
Provision for income taxes	85	60	39	69
Net income	384	199	142	177
Basic earnings per share	$0.87	$0.46	$0.33	$0.41
Diluted earnings per share	$0.85	$0.45	$0.32	$0.41
Shares used in computation of earnings per share:
Basic	440	432	431	429
Diluted	450	441	440	437

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Amazon.com, Inc. and our report dated January 27, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

January 27, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010

Consolidated Statements of Operations for each of the three years ended December 31, 2010

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2010

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2) Index to Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 27, 2011.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 27, 2011.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ SHELLEY REYNOLDS Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ ALAIN MONIÉ Alain Monié	Director

Jonathan J. Rubinstein	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director