Form 10-Q
period 2011-03-31
AMAZON COM INC
filed 2011-04-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

452,043,073 shares of common stock, par value $0.01 per share, outstanding as of April 19, 2011

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,777	$3,444	$1,844	$1,701
OPERATING ACTIVITIES:
Net income	201	299	1,054	1,024
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	202	119	652	411
Stock-based compensation	110	87	448	360
Other operating expense (income), net	33	26	112	118
Losses (gains) on sales of marketable securities, net	2	0	1	(2)
Other expense (income), net	37	(6)	(36)	(23)
Deferred income taxes	15	(20)	38	63
Excess tax benefits from stock-based compensation	(46)	(86)	(219)	(141)
Changes in operating assets and liabilities:
Inventories	343	321	(997)	(317)
Accounts receivable, net and other	359	454	(170)	(195)
Accounts payable	(2,649)	(1,892)	1,641	1,096
Accrued expenses and other	(183)	(361)	697	60
Additions to unearned revenue	210	188	709	1,036
Amortization of previously unearned revenue	(220)	(227)	(897)	(710)

Net cash provided by (used in) operating activities	(1,586)	(1,098)	3,033	2,780
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(298)	(140)	(1,138)	(458)
Acquisitions, net of cash acquired, and other	(139)	(19)	(473)	(43)
Sales and maturities of marketable securities and other investments	1,939	872	5,318	2,524
Purchases of marketable securities and other investments	(1,112)	(1,255)	(6,135)	(4,755)

Net cash provided by (used in) investing activities	390	(542)	(2,428)	(2,732)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	46	86	219	141
Proceeds from long-term debt and other	89	62	168	124
Repayments of long-term debt and of capital and financing leases	(111)	(61)	(295)	(168)

Net cash provided by (used in) financing activities	24	87	92	97
Foreign-currency effect on cash and cash equivalents	36	(47)	100	(2)

Net increase (decrease) in cash and cash equivalents	(1,136)	(1,600)	797	143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,641	$1,844	$2,641	$1,844

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$3	$2	$12	$8
Cash paid for income taxes	7	4	79	40
Fixed assets acquired under capital leases	181	60	526	189
Fixed assets acquired under build-to-suit leases	69	60	182	191

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$9,857	$7,131
Operating expenses (1):
Cost of sales	7,608	5,501
Fulfillment	855	546
Marketing	327	201
Technology and content	579	366
General and administrative	133	97
Other operating expense (income), net	33	26

Total operating expenses	9,535	6,737

Income from operations	322	394
Interest income	15	11
Interest expense	(12)	(7)
Other income (expense), net	(18)	3

Total non-operating income (expense)	(15)	7

Income before income taxes	307	401
Provision for income taxes	(89)	(100)
Equity-method investment activity, net of tax	(17)	(2)

Net income	$201	$299

Basic earnings per share	$0.44	$0.67

Diluted earnings per share	$0.44	$0.66

Weighted average shares used in computation of earnings per share:
Basic	451	445

Diluted	459	454

(1) Includes stock-based compensation as follows:

Fulfillment	$24	$18
Marketing	7	5
Technology and content	61	47
General and administrative	18	17

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,641	$3,777
Marketable securities	4,240	4,985
Inventories	2,888	3,202
Accounts receivable, net and other	1,304	1,587
Deferred tax assets	215	196

Total current assets	11,288	13,747
Fixed assets, net	2,902	2,414
Deferred tax assets	28	22
Goodwill	1,513	1,349
Other assets	1,151	1,265

Total assets	$16,882	$18,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,540	$8,051
Accrued expenses and other	2,190	2,321

Total current liabilities	7,730	10,372
Long-term liabilities	1,805	1,561
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 469 and 468
Outstanding shares — 452 and 451	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,483	6,325
Accumulated other comprehensive loss	(66)	(190)
Retained earnings	1,525	1,324

Total stockholders’ equity	7,347	6,864

Total liabilities and stockholders’ equity	$16,882	$18,797

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2011 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2010 Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation, income taxes, valuation of investments and inventory, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets and internally-developed software and contingencies. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. We do not expect the provisions of this ASU, which are effective for us on January 1, 2011, to have a material impact on our consolidated financial statements. We have adopted this ASU prospectively for business combinations occurring on or after December 15, 2010.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2011, and December 31, 2010, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any securities categorized as Level 3 as of March 31, 2011, or December 31, 2010.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

					December 31, 2010
	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$745	$—	$—	$745	$613
Level 1 securities:
Money market funds	1,798	—	—	1,798	1,882
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,347	3	(6)	1,344	2,158
U.S. government and agency securities	2,533	10	(2)	2,541	3,756
Corporate debt securities	542	2	(3)	541	459
Asset-backed securities	29	—	—	29	33
Other fixed income securities	20	—	—	20	17

	$7,016	$15	$(12)	$7,019	8,919

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(138)	(157)

Total cash, cash equivalents, and marketable securities				$6,881	$8,762

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $74 million and $48 million for Q1 2011 and Q1 2010.

For buildings that are under build-to-suit lease arrangements where we have taken occupancy in the three months ended March 31, 2011, we determined that we continue to be the deemed owner of these buildings. These arrangements do not qualify for sales recognition under the sale-leaseback accounting guidance due principally to our significant investment in tenant improvements. As a result, the buildings, in the amount of $87 million, are being depreciated over the shorter of their useful lives or the lives of the related leases. The long-term construction obligation is now considered a long-term financing obligation with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of March 31, 2011:

	Nine Months Ended December 31, 2011	Year Ended December 31,
		2012	2013	2014	2015	Thereafter	Total
	( in millions )
Operating and capital commitments:
Debt principal and interest	$30	$100	$191	$—	$—	$—	$321
Capital leases, including interest	210	224	144	30	15	1	624
Financing lease obligations, including interest (1)	17	23	24	25	25	274	388
Operating leases	197	255	227	209	178	662	1,728
Other commitments (2) (3)	65	110	87	75	82	936	1,355

Total commitments	$519	$712	$673	$339	$300	$1,873	$4,416

(1)	Relates to the 825,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 877,000 square feet of corporate office space currently being developed under build-to-suit leases and which we anticipate occupying in 2011 and 2013. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(3)	Excludes $218 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Pledged Securities

As of March 31, 2011, and December 31, 2010, we have pledged or otherwise restricted $140 million and $160 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2010 Annual Report on Form 10-K, as supplemented by the following:

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). In August 2009, a jury trial was held and the jury found that all asserted claims of the ‘710 patent were not infringed by Amazon or were invalid. At trial, Cordance’s damages expert opined that, if we are found to infringe the ‘710 patent and the patent is found to be valid (both of which we dispute), Amazon should pay damages of $32 million, and Cordance has claimed damages in excess of that amount in post-trial mediation. Our damages expert testified that, under the same circumstances, the maximum damages fairly recoverable against Amazon would be less than $1 million. In February 2010, the Court partially reversed the jury’s findings, ruling that some of the asserted claims of the ‘710 Patent were valid and were infringed by Amazon. We commenced our appeal of the Court’s ruling in the U.S. Court of Appeals for the Federal Circuit in August 2010.

In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against several Amazon.com EU subsidiaries in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contest Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria.

In May 2009, Big Baboon, Inc. filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that our third-party selling and payments technology infringes a patent owned by Big Baboon, Inc. purporting to cover an “Integrated Business-to-Business Web Commerce and Business Automation System” (U.S. Patent No. 6,115,690) and seeks injunctive relief, monetary damages, treble damages, costs and attorneys fees. In February 2011, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patent in suit. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2009, Bedrock Computer Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Bedrock purporting to cover a “Method And Apparatus For Information Storage and Retrieval Using a Hashing Technique with External Chaining and On-the-Fly Removal of Expired Data” (U.S. Patent Nos. 5,893,120) and seeks injunctive relief, monetary damages, enhanced damages, a compulsory future royalty, costs and attorneys fees. The complaint was dismissed without prejudice in March 2010, but the plaintiff filed a new complaint against us the following month containing similar allegations. In April 2011, we settled this litigation on terms that include a nonexclusive license to the patent in suit.

In February 2011, SFA Systems, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by using computer-implemented systems and methods for personalization Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover an “Integrated Computerized Sales Force Automation System” (No. 6,067,525), and seeks monetary damages, interest, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2011, Gildersleeve Holdings AG, LLC, filed a complaint against us for patent infringement in the United States District Court for the Northern District of Georgia. The complaint alleges, among other things, that by providing systems and methods for personalized presentation of information Amazon infringes a patent owned by the plaintiff purporting to cover a “Method and Apparatus for Viewer-Specific Presentation of Information” (No. 7,000,183), and seeks monetary damages, interest, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2011, MasterObjects, Inc., filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that by providing drop down “search suggestions” of increasing relevance as users type queries into our search box, Amazon infringes a patent owned by the plaintiff purporting to cover a “System and Method for Utilizing Asynchronous Client Server Communication Objects” (No. 7,752,326), and seeks monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In April 2011, Walker Digital LLC filed five complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (No. 7,236,942), offering products and services from retailers at discounted prices and arranging for users to buy them from merchants (No. 6,249,772), using our product recommendations and personalization features to offer complementary products together (Nos. 6,601,036 and 6,138,105), and enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (No. 5,970,470). The complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters.

We cannot predict the impact (if any) that any of the matters described above or in our 2010 Annual Report on Form 10-K may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

In September 2010, the State of Texas issued an assessment of $269 million for uncollected sales taxes for the period from December 2005 to December 2009, including interest and penalties through the date of the assessment. The State of Texas is alleging that we should have collected sales taxes on applicable sales transactions during those years. We believe that the State of Texas did not provide a sufficient basis for its assessment and that the assessment is without merit. We intend to vigorously defend ourselves in this matter. In March 2011, the SEC staff notified us of an inquiry concerning this assessment, and we are cooperating with the staff’s inquiry.

Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 6 — Income Taxes.”

Note 4 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 0.7 million and 2.4 million shares of common stock during Q1 2011 and Q1 2010 with a per share weighted average fair value of $171.47 and $134.18. In 2011, we granted our annual stock awards in Q2, while in 2010 we granted 2 million of our annual stock awards in Q1.

Common shares outstanding plus shares underlying outstanding stock awards totaled 466 million and 465 million at March 31, 2011, and December 31, 2010. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the three months ended March 31, 2011 (in millions):

Number of Units
Outstanding at December 31, 2010	14.0
Units granted	0.7
Units vested	(0.9)
Units forfeited	(0.4)

Outstanding at March 31, 2011	13.4

Scheduled vesting for outstanding restricted stock units at March 31, 2011, is as follows (in millions):

	Nine Months Ended December 31, 2011	Year Ended December 31,
		2012	2013	2014	2015	Thereafter	Total
Scheduled vesting—restricted stock units	4.3	4.2	2.6	1.5	0.5	0.3	13.4

As of March 31, 2011, there was $595 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

Note 5 — Comprehensive Income

Comprehensive income was $325 million and $210 million for Q1 2011 and Q1 2010. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 6 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes was $7 million and $4 million in Q1 2011 and Q1 2010.

As of March 31, 2011, and December 31, 2010, gross unrecognized tax benefits (“tax contingencies”) were $218 million and $213 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow in 2011 in comparable amounts to 2010; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2010. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. In addition, while we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination, we recently received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The Notices propose an increase to our U.S. taxable income which would result in additional federal tax expense over a seven year period beginning in 2005 totaling approximately $1.5 billion, subject to interest. We disagree with the proposed adjustments and intend to vigorously contest them. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
North America
Net sales	$5,465	$3,780
Segment operating expenses (1)	5,175	3,507

Segment operating income	$290	$273

International
Net sales	$4,392	$3,351
Segment operating expenses (1)	4,217	3,117

Segment operating income	$175	$234

Consolidated
Net sales	$9,857	$7,131
Segment operating expenses (1)	9,392	6,624

Segment operating income	465	507
Stock-based compensation	(110)	(87)
Other operating income (expense), net	(33)	(26)

Income from operations	322	394
Total non-operating income (expense)	(15)	7
Provision for income taxes	(89)	(100)
Equity-method investment activity, net of tax	(17)	(2)

Net income	$201	$299

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2010 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2010 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $31 million for Q1 2011.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that require an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2010, would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2011, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $19 million impact on our Q1 2011 operating income. Our estimated forfeiture rates at March 31, 2011, and December 31, 2010, were 28.8 % and 29.7%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost is expensed in the first year of a four year vesting term. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our tax positions and determining our provision and accruals for these taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made, as well as prior and subsequent periods.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Operating activities	$(1,586)	$(1,098)	$3,033	$2,780
Investing activities	390	(542)	(2,428)	(2,732)
Financing activities	24	87	92	97

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $1.90 billion for the trailing twelve months ended March 31, 2011, compared to $2.32 billion for the trailing twelve months ended March 31, 2010, a decrease of 18%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended March 31, 2011, compared to the comparable prior year period was primarily due to increased capital expenditures and changes in working capital1, partially offset by depreciation and amortization expense and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $6.9 billion and $8.8 billion at March 31, 2011, and December 31, 2010. Amounts held in foreign currencies were $2.9 billion and $3.4 billion at March 31, 2011, and December 31, 2010, and were primarily Euros, British Pounds and Japanese Yen.

(1)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) operating activities was $(1,586) million and $(1,098) million for Q1 2011 and Q1 2010. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, investments in other companies, and intellectual property rights. Cash provided by (used in) investing activities was $390 million and $(542) million for Q1 2011 and Q1 2010, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $298 million and $140 million during Q1 2011 and Q1 2010 with the sequential increases primarily reflecting additional investments in support of continued business growth, including investments in technology infrastructure including Amazon Web Services (“AWS”), additional capacity to support our fulfillment operations, and investments in corporate office space. We expect this trend to continue over time. Capital expenditures included $52 million and $40 million for internal-use software and website development during Q1 2011 and Q1 2010. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and investment activity of $139 million and $19 million during Q1 2011 and Q1 2010.

Cash provided by (used in) financing activities was $24 million and $87 million for Q1 2011 and Q1 2010. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt, and repurchases of common stock. Payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt, were $111 million and $61 million in Q1 2011 and Q1 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $89 million and $62 million in Q1 2011 and Q1 2010. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $46 million and $86 million for Q1 2011 and Q1 2010.

We recorded net tax provisions of $89 million and $100 million in Q1 2011 and Q1 2010. A majority of this provision is non-cash. We have current tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Cash taxes paid, net of refunds, were $7 million and $4 million for Q1 2011 and Q1 2010. We used substantially all of our federal net operating loss carryforwards in 2010 and as of December 31, 2010, we had available federal tax credits of $227 million. Once we use our credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the prior February 2008 repurchase authorization. We did not repurchase common stock in Q1 2011.

In April 2011, we acquired Quidsi, Inc. for consideration of approximately $500 million, primarily in cash, and the assumption of debt.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $1.8 billion at March 31, 2011.

On average, our high inventory turnover2 means we collect from our customers before our payments to suppliers come due. Inventory turnover was 12 and 13 for Q1 2011 and Q1 2010. We expect some variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net Sales:
North America	$5,465	$3,780
International	4,392	3,351

Consolidated	$9,857	$7,131

Year-over-year Percentage Growth:
North America	45%	47%
International	31	45
Consolidated	38	46
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	45%	46%
International	27	37
Consolidated	36	42
Net Sales Mix:
North America	55%	53%
International	45	47

Consolidated	100%	100%

Sales increased 38% in Q1 2011. Changes in currency exchange rates affected net sales positively by $144 million for Q1 2011 and positively by $185 million for Q1 2010. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 45% for Q1 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. The International sales growth rate was 31% for Q1 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings, offset by a significant decline in Japan unit sales following the March 11, 2011, earthquake and related events, which we estimate negatively impacted the international sales growth rate, excluding the effects of exchange rates, by approximately 500 basis points. Additionally, changes in currency exchange rates affected International net sales positively by $141 million for Q1 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by other sellers on our websites represented 33% and 31% of units for Q1 2011 and Q1 2010. Revenues from sales are recorded as a net amount. Because we focus on operating profits, we are largely neutral on whether an item is sold by us or by another seller.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$330	$248
Outbound shipping costs	(786)	(518)

Net shipping cost	$(456)	$(270)

Year-over-year Percentage Growth:
Shipping revenue	33%	30%
Outbound shipping costs	52	45
Net shipping cost	69	61
Percent of Net Sales:
Shipping revenue	3.3%	3.5%
Outbound shipping costs	(7.9)	(7.3)

Net shipping cost	(4.6)%	(3.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from the Amazon Prime membership shipping service and Fulfillment by Amazon programs.

We expect our net cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate; to the extent our product mix shifts to the electronics and other general merchandise category; to the extent we reduce shipping rates; to the extent we use more expensive shipping methods; and to the extent we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.

Supplemental information about our net sales is as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net sales:
North America
Media	$1,885	$1,597
Electronics and other general merchandise	3,303	2,024
Other (1)	277	159

Total North America	$5,465	$3,780

International
Media	$2,073	$1,833
Electronics and other general merchandise	2,285	1,489
Other (1)	34	29

Total International	$4,392	$3,351

Consolidated
Media	$3,958	$3,430
Electronics and other general merchandise	5,588	3,513
Other (1)	311	188

Total consolidated	$9,857	$7,131

Year-over-year percentage growth:
North America
Media	18%	22%
Electronics and other general merchandise	63	73
Other	74	57
Total North America	45	47
International
Media	13%	29%
Electronics and other general merchandise	54	70
Other	15	57
Total International	31	45
Consolidated
Media	15%	26%
Electronics and other general merchandise	59	72
Other	65	57
Total consolidated	38	46
Year-over-year percentage growth:
Excluding the effect of exchange rates
International
Media	9%	23%
Electronics and other general merchandise	49	61
Other	12	47
Total International	27	37
Consolidated
Media	13%	22%
Electronics and other general merchandise	57	68
Other	64	56
Total consolidated	36	42
Consolidated net sales mix:
Media	40%	48%
Electronics and other general merchandise	57	49
Other	3	3

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$7,608	$—	$7,608	$5,501	$—	$5,501
Fulfillment	855	(24)	831	546	(18)	528
Marketing	327	(7)	320	201	(5)	196
Technology and content	579	(61)	518	366	(47)	319
General and administrative	133	(18)	115	97	(17)	80
Other operating expense
(income), net	33	—	33	26	—	26

Total operating expenses	$9,535	$(110)	$9,425	$6,737	$(87)	$6,650

Year-over-year Percentage Growth:
Fulfillment	57%		57%	29%		30%
Marketing	63		63	56		57
Technology and content	58		62	33		34
General and administrative	37		44	43		44
Percent of Net Sales:
Fulfillment	8.7%		8.4%	7.7%		7.4%
Marketing	3.3		3.2	2.8		2.7
Technology and content	5.9		5.3	5.1		4.5
General and administrative	1.4		1.2	1.4		1.1

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

The increase in cost of sales in absolute dollars in Q1 2011 compared to the comparable prior year period is primarily due to increased product and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended March 31,
	2011	2010
Gross Profit (in millions)	$2,249	$1,630
Gross Margin	22.8%	22.9%

Gross margin for Q1 2011 remained relatively consistent with the prior year period. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q1 2011 compared to the comparable prior year period, is primarily due to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs, and costs from expanding fulfillment capacity.

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

The increase in marketing costs in absolute dollars in Q1 2011 compared to the comparable prior year period is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program, and on television advertising.

While costs associated with our shipping are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

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

The increase in technology and content costs in absolute dollars in Q1 2011 compared to the comparable prior year period is primarily due to increased spending on technology infrastructure and increases in payroll and related expenses. We expect these trends to continue over time.

During Q1 2011 and Q1 2010, we capitalized $62 million (including $10 million of stock-based compensation) and $47 million (including $8 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $52 million and $43 million for Q1 2011 and Q1 2010. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q1 2011 compared to the comparable prior year period is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $110 million and $87 million during Q1 2011 and Q1 2010. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income) was $33 million and $26 million for Q1 2011 and Q1 2010. The increase in Q1 2011 was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 18% to $322 million in Q1 2011, from $394 million in Q1 2010.

Interest Income and Expense

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $12 million and $7 million during Q1 2011 and Q1 2010.

Our interest income was $15 million and $11 million during Q1 2011 and Q1 2010. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2011 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. The tax provision for Q1 2011 includes income tax expense of approximately $8 million related to a discrete item in the quarter.

We have current tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. We used substantially all of our federal net operating loss carryforwards in 2010 and as of December 31, 2010, had available federal tax credits of $227 million. As a result of new U.S. legislation that became effective in December 2010, we are able to accelerate our depreciation deductions for qualifying property acquired in 2011.

Equity–Method Investment Activity, Net of Tax

Equity–method investment losses, net of tax, were $(17) million and $(2) million during Q1 2011 and Q1 2010. The increase in Q1 2011 was primarily due to losses from new equity method investments, partially offset by the recognition of a non-cash gain on a previously held equity position in a company that we acquired in 2011.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2011			2010
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$9,713	$144	$9,857	$6,946	$185	$7,131
Operating expenses	9,398	137	9,535	6,567	170	6,737
Income from operations	315	7	322	379	15	394
Net interest income (expense) and other (3)	1	(16)	(15)	11	(4)	7
Net income	208	(7)	201	286	13	299
Diluted earnings per share	$0.46	$(0.02)	$0.44	$0.63	$0.03	$0.66

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended March 31, 2011 and 2010 (in millions):

	Twelve Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$3,033	$2,780
Purchases of fixed assets, including internal-use software and website development	(1,138)	(458)

Free cash flow	$1,895	$2,322

Net cash provided by (used in) investing activities	$(2,428)	$(2,732)

Net cash provided by (used in) financing activities	$92	$97

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

Guidance

We provided guidance on April 26, 2011, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 26, 2011. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below. While this guidance includes our current estimate of second quarter effects from the Japan earthquake and related events, including sales trends to date, impacts from events of this nature are inherently uncertain and we are not able to accurately forecast all potential ramifications.

Second Quarter 2011 Guidance

•	Net sales are expected to be between $8.85 billion and $9.65 billion, or to grow between 35% and 47% compared with second quarter 2010.

•	Operating income is expected to be between $95 million and $245 million, or between 65% decline and 9% decline compared with second quarter 2010.

•

This guidance includes approximately $180 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q1 2011, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q1 2011 increased by $141 million in comparison with Q1 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2011, of $2.9 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $146 million, $292 million, and $584 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at March 31, 2011, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $50 million, $95 million, and $190 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2011, our recorded basis in equity investments was $191 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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

In 2004, we acquired Joyo.com Limited, which is organized under the laws of the British Virgin Islands and through a People’s Republic of China (“PRC”) entity, provides technology and services for the Joyo Amazon websites. The PRC regulates Joyo Amazon’s business through regulations and license requirements restricting (i) foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of media and other products. In order to meet local ownership and regulatory licensing requirements, Joyo Amazon’s business is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. Although we believe Joyo Amazon’s structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If Joyo Amazon (including its subsidiary and affiliates) were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if Joyo Amazon were unable to enforce its contractual relationships with respect to management and control of its business, it might be unable to continue to operate the business.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made, as well as prior and subsequent periods.

Our Supplier Relationships Subject Us to a Number of Risks

We have significant suppliers, including licensors, that are important to our sourcing, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: April 26, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.