Form 10-Q
period 2011-06-30
AMAZON COM INC
filed 2011-07-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

453,935,325 shares of common stock, par value $0.01 per share, outstanding as of July 15, 2011

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,641	$1,844	$3,777	$3,444	$1,629	$1,936
OPERATING ACTIVITIES:
Net income	191	207	391	505	1,038	1,088
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	244	129	446	249	766	456
Stock-based compensation	144	111	254	196	481	386
Other operating expense (income), net	41	25	74	51	129	83
Losses (gains) on sales of marketable securities, net	1	0	3	0	2	(2)
Other expense (income), net	(39)	(22)	(2)	(27)	(53)	(31)
Deferred income taxes	20	(8)	35	(28)	67	49
Excess tax benefits from stock-based compensation	(15)	(75)	(61)	(161)	(159)	(196)
Changes in operating assets and liabilities:
Inventories	(274)	(141)	69	180	(1,130)	(435)
Accounts receivable, net and other	(73)	(42)	286	412	(304)	(252)
Accounts payable	114	(81)	(2,535)	(1,972)	1,835	959
Accrued expenses and other	63	200	(119)	(161)	663	265
Additions to unearned revenue	257	161	467	349	805	990
Amortization of previously unearned revenue	(251)	(214)	(471)	(441)	(935)	(799)

Net cash provided by (used in) operating activities	423	250	(1,163)	(848)	3,205	2,561
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(433)	(196)	(731)	(336)	(1,374)	(575)
Acquisitions, net of cash acquired, and other	(469)	(21)	(608)	(40)	(921)	(45)
Sales and maturities of marketable securities and other investments	2,028	1,208	3,967	2,080	6,138	3,354
Purchases of marketable securities and other investments	(2,077)	(1,466)	(3,189)	(2,721)	(6,746)	(5,661)

Net cash provided by (used in) investing activities	(951)	(475)	(561)	(1,017)	(2,903)	(2,927)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	15	75	61	161	159	196
Proceeds from long-term debt and other	34	5	123	67	197	133
Repayments of long-term debt, capital lease, and finance lease obligations	(140)	(37)	(251)	(98)	(398)	(186)

Net cash provided by (used in) financing activities	(91)	43	(67)	130	(42)	143
Foreign-currency effect on cash and cash equivalents	25	(33)	61	(80)	158	(84)

Net increase (decrease) in cash and cash equivalents	(594)	(215)	(1,730)	(1,815)	418	(307)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,047	$1,629	$2,047	$1,629	$2,047	$1,629

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$3	$3	$6	$5	$12	$9
Cash paid for income taxes (net of refunds)	(1)	43	6	46	35	60
Fixed assets acquired under capital leases	230	83	411	142	673	252
Fixed assets acquired under build-to-suit leases	97	60	166	120	219	191

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$9,913	$6,566	$19,770	$13,697
Operating expenses (1):
Cost of sales	7,525	4,957	15,133	10,458
Fulfillment	941	582	1,795	1,128
Marketing	341	211	667	412
Technology and content	698	408	1,278	773
General and administrative	166	113	300	210
Other operating expense (income), net	41	25	74	51

Total operating expenses	9,712	6,296	19,247	13,032

Income from operations	201	270	523	665
Interest income	16	12	31	23
Interest expense	(15)	(9)	(27)	(16)
Other income (expense), net	23	24	4	27

Total non-operating income (expense)	24	27	8	34

Income before income taxes	225	297	531	699
Provision for income taxes	(49)	(88)	(138)	(189)
Equity-method investment activity, net of tax	15	(2)	(2)	(5)

Net income	$191	$207	$391	$505

Basic earnings per share	$0.42	$0.46	$0.87	$1.13

Diluted earnings per share	$0.41	$0.45	$0.85	$1.11

Weighted average shares used in computation of earnings per share:
Basic	453	447	452	446

Diluted	460	455	460	455

(1) Includes stock-based compensation as follows:
Fulfillment	$32	$24	$56	$42
Marketing	10	7	17	12
Technology and content	75	58	136	103
General and administrative	27	22	45	39

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,047	$3,777
Marketable securities	4,308	4,985
Inventories	3,229	3,202
Accounts receivable, net and other	1,438	1,587
Deferred tax assets	257	196

Total current assets	11,279	13,747
Fixed assets, net	3,470	2,414
Deferred tax assets	30	22
Goodwill	1,909	1,349
Other assets	1,253	1,265

Total assets	$17,941	$18,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,721	$8,051
Accrued expenses and other	2,324	2,321

Total current liabilities	8,045	10,372
Long-term liabilities	2,131	1,561
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 471 and 468
Outstanding shares — 454 and 451	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,675	6,325
Accumulated other comprehensive loss	(30)	(190)
Retained earnings	1,715	1,324

Total stockholders’ equity	7,765	6,864

Total liabilities and stockholders’ equity	$17,941	$18,797

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

Equity method investments

Equity investments, including our 34% investment in LivingSocial, are accounted for using the equity-method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the investees’ earnings or losses, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment.

We generally record purchases, including incremental purchases, of shares in equity-method investees at cost. Reductions in our ownership percentage of an investee, including through dilution, are valued at fair value, with the difference between fair value and our recorded cost reflected as a gain or loss in our consolidated statements of operations. In the event we no longer have the ability to exercise significant influence over an equity-method investee, we would discontinue accounting for the investment under the equity-method.

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2011, and December 31, 2010, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of June 30, 2011, or December 31, 2010.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2011				December 31, 2010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$850	$—	$—	$850	$613
Level 1 securities:
Money market funds	1,039	—	—	1,039	1,882
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,422	4	(4)	1,422	2,158
U.S. government and agency securities	2,514	11	(1)	2,524	3,756
Corporate debt securities	616	3	(2)	617	459
Asset-backed securities	28	—	—	28	33
Other fixed income securities	22	—	—	22	17

	$6,493	$18	$(8)	$6,503	$8,919

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(148)	(157)

Total cash, cash equivalents, and marketable securities				$6,355	$8,762

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $85 million and $53 million for Q2 2011 and Q2 2010, and $159 million and $100 million for the six months ended June 30, 2011 and 2010.

For buildings that are under build-to-suit lease arrangements where we have taken occupancy in Q2 2011, we determined that we continue to be the deemed owner of these buildings. These arrangements do not qualify for sales recognition under the sale-leaseback accounting guidance due principally to our significant investment in tenant improvements. As a result, the buildings, in the amount of $454 million, are being depreciated over the shorter of their useful lives or the lives of the related leases. The long-term construction obligation is now considered a long-term financing obligation with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of June 30, 2011:

	Six Months Ended December 31, 2011	Year Ended December 31,
		2012	2013	2014	2015	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and interest	$28	$103	$226	$—	$—	$—	$357
Capital leases, including interest	166	295	212	69	33	9	784
Financing lease obligations, including interest (1)	19	37	38	41	41	491	667
Operating leases	159	321	306	275	243	865	2,169
Other commitments (2) (3)	47	106	69	60	68	735	1,085

Total commitments	$419	$862	$851	$445	$385	$2,100	$5,062

(1)	Relates to the 1,370,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 330,000 square feet of corporate office space currently being developed under build-to-suit leases and which we anticipate occupying in 2013. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(3)	Excludes $222 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of June 30, 2011, and December 31, 2010, we have pledged or otherwise restricted $149 million and $160 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2010 Annual Report on Form 10-K and in Item 1, “Financial Statements – Note 3 – Commitments and Contingencies – Legal Proceedings” and “— Other Contingencies” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2011, as supplemented by the following:

In September 2009, Alcatel-Lucent USA Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology and digital content distribution systems infringe six of Alcatel-Lucent’s patents and seeks injunctive relief, monetary damages, a continuing royalty sufficient to compensate Alcatel-Lucent for any future infringement, treble damages, costs and attorneys’ fees. In January 2010, we filed counterclaims against Alcatel-Lucent alleging infringement of a patent owned by Amazon and that the patents asserted by Alcatel-Lucent are invalid and unenforceable. In May 2011, Alcatel-Lucent’s damages expert opined that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $106 million. Our damages expert opined that, under the same circumstances, the maximum damages fairly recoverable against Amazon and its affiliates would be less than $7 million. Alcatel-Lucent’s damages could be trebled if Alcatel-Lucent prevails in its claim that any infringement was willful. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2011, Gildersleeve Holdings AG, LLC, filed a complaint against us for patent infringement in the United States District Court for the Northern District of Georgia. The complaint alleges, among other things, that by providing systems and methods for personalized presentation of information Amazon infringes a patent owned by the plaintiff purporting to cover a “Method and Apparatus for Viewer-Specific Presentation of Information” (No. 7,000,183), and seeks monetary damages, interest, injunctive relief, costs, and attorneys fees. In June 2011, we settled this litigation for an immaterial amount, on terms that include a nonexclusive license to the patent in suit.

In April 2011, Walker Digital LLC filed six complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (No. 7,236,942), offering products and services from retailers at discounted prices and arranging for users to buy them from merchants (No. 6,249,772), using our product recommendations and personalization features to offer complementary products together (Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (No. 7,933,893). The complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters. In June 2011, the complaint alleging that we infringed Patent No. 6,249,772 was dismissed.

In July 2011, GPNE Corp. filed a complaint against us for patent infringement in the United States District Court for the District of Hawaii. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “Network Communication System Wherein a Node Obtains Resources for Transmitting Data by Transmitting Two Reservation Requests” (No. 7,555,267), a “Communication System Wherein a Clocking Signal from a Controller, a Request from a Node, Acknowledgement of the Request, and Data Transferred from the Node are all Provided on Different Frequencies, Enabling Simultaneous Transmission of these Signals” (No. 7,570,954) and a “Network Communication System with an Alignment Signal to Allow a Controller to Provide Messages to Nodes and Transmission of the Messages over Four Independent Frequencies” (No. 7,792,492) and seeks monetary damages, interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2010 Annual Report on Form 10-K or Form 10-Q for the Period Ended March 31, 2011 may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

At the end of June 2011, the State of California passed a law that purported to impose sales tax collection obligations on companies that make online retail sales to California customers based on a number of factors. We are participating in a process to seek a ballot referendum to overturn the law, which, if sufficient signatures are collected by the deadline this fall and the referendum is certified, should also cause the law to be stayed pending the outcome of the vote next year. Retailers are generally liable for any amounts that should have been, but were not, collected under the law. The potential amount of exposure under the new law for our second quarter 2011 sales to California customers was not material. We are unable to estimate a range of possible future liability related to the new sales tax collection requirement due to, among other things, uncertainties regarding the application of the new law to various parts of our business, when the tax collection obligations, if any, will begin, and the amount of future sales that would be subject to the tax collection obligation.

Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 7 — Income Taxes.”

Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets

In the six months ended June 30, 2011, we acquired certain companies for an aggregate purchase price of $686 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to expand our customer base and sales channels. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase price
Cash paid, net of cash acquired	$577
Existing equity interest	89
Stock options assumed	20

$686

Allocation
Goodwill	$553
Intangible assets (1):
Marketing-related	120
Contract -based	5
Customer-related	71

196

Fixed assets	88
Deferred tax assets	42
Other assets acquired	77
Deferred tax liabilities	(61)
Debt	(68)
Other liabilities assumed (2)	(141)

$686

(1)	Acquired intangible assets have estimated useful lives of between 2 and 10 years.
(2)	Includes a $38 million contingent liability related to historic tax exposures.

In addition to cash and the fair value of vested stock options, the aggregate purchase price included the estimated fair value of our previous, noncontrolling interest in one of the acquired companies. We remeasured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $6 million in “equity-method investment activity, net of tax,” in our Q1 2011 consolidated statement of operations. The fair value of assumed stock options was estimated using the Black-Scholes model. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. Purchased identifiable intangible assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives.

Pro Forma Financial Information (unaudited)

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and net losses of the acquired companies recorded in our consolidated statement of operations from the respective acquisition dates through June 30, 2011 were $169 million and $20 million, which are primarily related to Q2 2011 activity. The following pro forma financial information presents the results as if these acquisitions had occurred at the beginning of 2010 (in millions):

	Six Months
	Ended June 30,
	2011	2010
	(in millions)
Net sales	$19,884	$13,918
Net income	366	480

Goodwill

Goodwill is generally not deductible for tax purposes and is primarily related to expected sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2011 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2011	$1,116	$233	$1,349
New acquisitions	388	165	553
Other adjustments (1)	3	4	7

Goodwill - June 30, 2011	$1,507	$402	$1,909

(1)	Primarily includes changes in foreign exchange.

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 2.8 million and 1.5 million shares of common stock during Q2 2011 and Q2 2010 with a per share weighted average fair value of $187.32 and $137.78. For the six months ended June 30, 2011 and 2010, we granted restricted stock units representing 3.5 million and 3.9 million shares of common stock with a per share weighted average fair value of $184.28 and $135.51. In 2011, we granted our annual stock awards in Q2, while in 2010 we granted two million of our annual stock awards in Q1.

Common shares outstanding plus shares underlying outstanding stock awards totaled 468 million and 465 million at June 30, 2011, and December 31, 2010. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the six months ended June 30, 2011 (in millions):

Number of Units
Outstanding at December 31, 2010	14.0
Units granted	3.5
Units vested	(2.7)
Units forfeited	(0.7)

Outstanding at June 30, 2011	14.1

Scheduled vesting for outstanding restricted stock units at June 30, 2011, is as follows (in millions):

	Six Months Ended December 31, 2011	Year Ended December 31,
		2012	2013	2014	2015	Thereafter	Total
Scheduled vesting—restricted stock units	2.5	4.4	3.9	2.0	0.8	0.5	14.1

As of June 30, 2011, there was $850 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

Note 6 — Comprehensive Income

Comprehensive income was $227 million and $70 million for Q2 2011 and Q2 2010, and $551 million and $280 million for the six months ended June 30, 2011 and 2010. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes (net of refunds) was $(1) million and $43 million in Q2 2011 and Q2 2010, and $6 million and $46 million for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, and December 31, 2010, gross unrecognized tax benefits (“tax contingencies”) were $222 million and $213 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow in 2011 in comparable amounts to 2010; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies.

We are under examination, or may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2010. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. In addition, while we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination, we recently received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The Notices propose an increase to our U.S. taxable income which would result in additional federal tax expense over a seven year period beginning in 2005 totaling approximately $1.5 billion, subject to interest. We disagree with the proposed adjustments and intend to vigorously contest them. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
North America
Net sales	$5,406	$3,590	$10,871	$7,370
Segment operating expenses (1)	5,192	3,390	10,367	6,897

Segment operating income	$214	$200	$504	$473

International
Net sales	$4,507	$2,976	$8,899	$6,327
Segment operating expenses (1)	4,335	2,770	8,552	5,888

Segment operating income	$172	$206	$347	$439

Consolidated
Net sales	$9,913	$6,566	$19,770	$13,697
Segment operating expenses (1)	9,527	6,160	18,919	12,785

Segment operating income	386	406	851	912
Stock-based compensation	(144)	(111)	(254)	(196)
Other operating income (expense), net	(41)	(25)	(74)	(51)

Income from operations	201	270	523	665
Total non-operating income (expense)	24	27	8	34
Provision for income taxes	(49)	(88)	(138)	(189)
Equity-method investment activity, net of tax	15	(2)	(2)	(5)

Net income	$191	$207	$391	$505

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out - method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $34 million for Q2 2011.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2011, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $23 million impact on our Q2 2011 operating income. Our estimated forfeiture rates at June 30, 2011, and December 31, 2010, were 29% and 30%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(in millions)		(in millions)		(in millions)
Operating activities	$423	$250	$(1,163)	$(848)	$3,205	$2,561
Investing activities	(951)	(475)	(561)	(1,017)	(2,903)	(2,927)
Financing activities	(91)	43	(67)	130	(42)	143

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $1.83 billion for the trailing twelve months ended June 30, 2011, compared to $1.99 billion for the trailing twelve months ended June 30, 2010, a decrease of 8%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended June 30, 2011, compared to the comparable prior year period was primarily due to increased capital expenditures and changes in working capital1, partially offset by depreciation and amortization expense and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $6.36 billion and $8.76 billion at June 30, 2011, and December 31, 2010. Amounts held in foreign currencies were $3.05 billion and $3.44 billion at June 30, 2011, and December 31, 2010, and were primarily Euros, British Pounds and Japanese Yen.

Cash provided by (used in) operating activities was $423 million and $250 million for Q2 2011 and Q2 2010, and $(1.16) billion and $(848) million for the six months ended June 30, 2011 and 2010. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, investments in other companies, and intellectual property rights. Cash provided by (used in) investing activities was $(951) million and $(475) million for Q2 2011 and Q2 2010, and $(561) million and $(1.02) billion for the six months ended June 30, 2011 and 2010, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $433 million and $196 million during Q2 2011 and Q2 2010, and $731 million and $336 million for the six months ended June 30, 2011 and 2010, with the sequential increases primarily reflecting additional investments in support of continued business growth, including investments in technology infrastructure including Amazon Web Services (“AWS”), additional capacity to support our fulfillment operations, and investments in corporate office space. We expect this trend to continue over time. Capital expenditures included $62 million and $44 million for internal-use software and website development during Q2 2011 and Q2 2010, and $115 million and $84 million for the six months ended June 30, 2011 and 2010. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $469 million and $21 million during Q2 2011 and Q2 2010, and $608 million and $40 million during the six months ended June 30, 2011 and 2010.

(1)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) financing activities was $(91) million and $43 million for Q2 2011 and Q2 2010, and $(67) million and $130 million for the six months ended June 30, 2011 and 2010. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt, were $140 million and $37 million in Q2 2011 and Q2 2010, and $251 million and $98 million for the six months ended June 30, 2011 and 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $34 million and $5 million in Q2 2011 and Q2 2010, and $123 million and $67 million for the six months ended June 30, 2011 and 2010. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $15 million and $75 million for Q2 2011 and Q2 2010, and $61 million and $161 million for the six months ended June 30, 2011 and 2010.

We recorded net tax provisions of $49 million and $88 million in Q2 2011 and Q2 2010, and $138 million and $189 million for the six months ended June 30, 2011 and 2010. A majority of this provision is non-cash. We have current tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Cash taxes paid (net of refunds) were $(1) million and $43 million for Q2 2011 and Q2 2010, and $6 million and $46 million for the six months ended June 30, 2011 and 2010. We used substantially all of our federal net operating loss carryforwards in 2010 and as of December 31, 2010, we had available federal tax credits of $227 million. Once we use our credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the prior February 2008 repurchase authorization. We did not repurchase common stock in 2010 or during the six months ended June 30, 2011.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $2.9 billion at June 30, 2011. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

On average, our high inventory turnover2 means we collect from our customers before our payments to suppliers come due. Inventory turnover was 11 and 12 for Q2 2011 and Q2 2010. We expect some variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Sales:
North America	$5,406	$3,590	$10,871	$7,370
International	4,507	2,976	8,899	6,327

Consolidated	$9,913	$6,566	$19,770	$13,697

Year-over-year Percentage Growth:
North America	51%	46%	48%	47%
International	51	35	41	40
Consolidated	51	41	44	44
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	51%	46%	47%	46%
International	36	38	31	38
Consolidated	44	42	40	42
Net Sales Mix:
North America	55%	55%	55%	54%
International	45	45	45	46

Consolidated	100%	100%	100%	100%

Sales increased 51% in Q2 2011. Changes in currency exchange rates affected net sales positively by $477 million for Q2 2011 and positively by $621 million for the six months ended Q2 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 51% for Q2 2011 and 48% for the six months ended June 30, 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

The International sales growth rate was 51% for Q2 2011 and 41% for the six months ended June 30, 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates affected International net sales positively by $473 million for Q2 2011 and positively by $614 million for the six months ended June 30, 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by other sellers on our websites represented 36% and 34% of units for Q2 2011 and Q2 2010, and 36% and 33% for the six months ended June 30, 2011 and 2010. Revenues from such sales are recorded as a net amount. Because we focus on operating profits, we are largely neutral on whether an item is sold by us or by another seller.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$331	$239	$661	$486
Outbound shipping costs	(820)	(487)	(1,605)	(1,005)

Net shipping cost	$(489)	$(248)	$(944)	$(519)

Year-over-year Percentage Growth:
Shipping revenue	39%	29%	36%	29%
Outbound shipping costs	68	47	60	46
Net shipping cost	97	69	82	65
Percent of Net Sales:
Shipping revenue	3.3%	3.6%	3.3%	3.5%
Outbound shipping costs	(8.2)	(7.4)	(8.1)	(7.3)

Net shipping cost	(4.9)%	(3.8)%	(4.8)%	(3.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from the Amazon Prime membership shipping service and Fulfillment by Amazon programs.

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

Supplemental information about our net sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,585	$1,324	$3,470	$2,921
Electronics and other general merchandise	3,496	2,090	6,799	4,114
Other (1)	325	176	602	335

Total North America	$5,406	$3,590	$10,871	$7,370

International
Media	$2,075	$1,550	$4,147	$3,383
Electronics and other general merchandise	2,398	1,399	4,684	2,887
Other (1)	34	27	68	57

Total International	$4,507	$2,976	$8,899	$6,327

Consolidated
Media	$3,660	$2,874	$7,617	$6,304
Electronics and other general merchandise	5,894	3,489	11,483	7,001
Other (1)	359	203	670	392

Total consolidated	$9,913	$6,566	$19,770	$13,697

Year-over-year Percentage Growth:
North America
Media	20%	15%	19%	19%
Electronics and other general merchandise	67	76	65	74
Other	85	52	80	54
Total North America	51	46	48	47
International
Media	34%	20%	23%	25%
Electronics and other general merchandise	71	59	62	64
Other	25	13	20	32
Total International	51	35	41	40
Consolidated
Media	27%	18%	21%	22%
Electronics and other general merchandise	69	69	64	70
Other	77	45	71	51
Total consolidated	51	41	44	44
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	20%	21%	14%	22%
Electronics and other general merchandise	53	63	51	62
Other	13	18	12	31
Total International	36	38	31	38
Consolidated
Media	20%	18%	16%	20%
Electronics and other general merchandise	62	70	59	69
Other	75	46	70	50
Total consolidated	44	42	40	42
Consolidated Net Sales Mix:
Media	37%	44%	39%	46%
Electronics and other general merchandise	59	53	58	51
Other	4	3	3	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$7,525	$—	$7,525	$4,957	$—	$4,957	$15,133	$—	$15,133	$10,458	$—	$10,458
Fulfillment	941	(32)	909	582	(24)	558	1,795	(56)	1,739	1,128	(42)	1,086
Marketing	341	(10)	331	211	(7)	204	667	(17)	650	412	(12)	400
Technology and content	698	(75)	623	408	(58)	350	1,278	(136)	1,142	773	(103)	670
General and administrative	166	(27)	139	113	(22)	91	300	(45)	255	210	(39)	171
Other operating expense
(income), net	41	—	41	25	—	25	74	—	74	51	—	51

Total operating expenses	$9,712	$(144)	$9,568	$6,296	$(111)	$6,185	$19,247	$(254)	$18,993	$13,032	$(196)	$12,836

Year-over-year Percentage Growth:
Fulfillment	62%		63%	42%		43%	59%		60%	36%		36%
Marketing	61		62	64		65	62		63	60		61
Technology and content	71		78	36		38	65		70	35		36
General and administrative	47		54	48		45	43		49	46		45
Percent of Net Sales:
Fulfillment	9.5%		9.2%	8.9%		8.5%	9.1%		8.8%	8.2%		7.9%
Marketing	3.4		3.3	3.2		3.1	3.4		3.3	3.0		2.9
Technology and content	7.0		6.3	6.2		5.3	6.5		5.8	5.6		4.9
General and administrative	1.7		1.4	1.7		1.4	1.5		1.3	1.5		1.3

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

The increase in cost of sales in absolute dollars in Q2 2011 and for the six months ended June 30, 2011 compared to the comparable prior year periods is primarily due to increased product and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit (in millions)	$2,388	$1,609	$4,637	$3,239
Gross margin	24.1%	24.5%	23.5%	23.6%

Gross margin for Q2 2011 and the six months ended June 30, 2011, remained relatively consistent with prior year periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment capacity expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

The increase in fulfillment costs in absolute dollars in Q2 2011 and for the six months ended June 30, 2011, compared to the comparable prior year periods, is primarily due to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs, and costs from expanding fulfillment capacity.

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

The increase in marketing costs in absolute dollars in Q2 2011 and for the six months ended June 30, 2011, compared to the comparable prior year periods is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program.

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

The increase in technology and content costs in absolute dollars in Q2 2011 and for the six months ended June 30, 2011, compared to the comparable prior year periods is primarily due to increased spending on technology infrastructure and increases in payroll and related expenses. We expect these trends to continue over time.

During Q2 2011 and Q2 2010, we capitalized $74 million (including $12 million of stock-based compensation) and $54 million (including $10 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2011 and 2010, we capitalized $137 million (including $22 million of stock-based compensation) and $101 million (including $18 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $55 million and $45 million for Q2 2011 and Q2 2010, and $107 million and $89 million for the six months ended June 30, 2011 and 2010. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q2 2011 and for the six months ended June 30, 2011 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $144 million and $111 million during Q2 2011 and Q2 2010, and $254 million and $196 million for the six months ended June 30, 2011 and 2010. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income) was $41 million and $25 million for Q2 2011 and Q2 2010, and $74 million and $51 million for the six months ended June 30, 2011 and 2010 . The increase was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 25% to $201 million in Q2 2011, from $270 million in Q2 2010 and 21% to $523 million for the six months ended June 30, 2011, from $665 million for the six months ended June 30, 2010.

Interest Income and Expense

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $15 million and $9 million during Q2 2011 and Q2 2010, and $27 million and $16 million for the six months ended June 30, 2011 and 2010.

Our interest income was $16 million and $12 million during Q2 2011 and Q2 2010, and $31 million and $23 million for the six months ended June 30, 2011 and 2010. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

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

Equity–Method Investment Activity, Net of Tax

Equity–method investment gains (losses), net of tax, were $15 million and $(2) million during Q2 2011 and Q2 2010, and $(2) million and $(5) million for the six months ended June 30, 2011 and 2010. The gains in Q2 2011 primarily resulted from a recovery of $49 million on the sale of an equity position, partially offset by $34 million in losses from equity-method investments.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$9,436	$477	$9,913	$6,614	$(48)	$6,566	$19,149	$621	$19,770	$13,560	$137	$13,697
Operating expenses	9,263	449	9,712	6,334	(38)	6,296	18,661	586	19,247	12,900	132	13,032
Income from operations	173	28	201	280	(10)	270	489	34	523	660	5	665
Net interest income (expense) and other (3)	24	—	24	26	1	27	4	4	8	37	(3)	34
Net income	153	38	191	197	10	207	360	31	391	482	23	505
Diluted earnings per share	$0.33	$0.08	$0.41	$0.43	$0.02	$0.45	$0.78	$0.07	$0.85	$1.06	$0.05	$1.11

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency gains and losses on cross-currency investments, and remeasurement of our intercompany balances.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended June 30, 2011 and 2010 (in millions):

	Twelve Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$3,205	$2,561
Purchases of fixed assets, including internal-use software and website development	(1,374)	(575)

Free cash flow	$1,831	$1,986

Net cash used in investing activities	$(2,903)	$(2,927)

Net cash provided by (used in) financing activities	$(42)	$143

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

Guidance

We provided guidance on July 26, 2011, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 26, 2011. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

Third Quarter 2011 Guidance

•	Net sales are expected to be between $10.3 billion and $11.1 billion, or to grow between 36% and 47% compared with third quarter 2010.

•	Operating income is expected to be between $20 million and $170 million, or between 93% decline and 37% decline compared with third quarter 2010.

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

Foreign Exchange Risk

During Q2 2011, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q2 2011 increased by $473 million in comparison with Q2 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2011, of $3.05 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $150 million, $305 million, and $610 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at June 30, 2011, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $60 million, $115 million, and $230 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2011, our recorded basis in equity investments was $248 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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

We Do Not Collect Sales or Consumption Taxes in Some Jurisdictions

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. We support a Federal law that would require sales tax collection under a nationwide system. More than half of our revenue is already earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made, as well as for prior and subsequent periods.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: July 26, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.