Form 10-Q
period 2011-09-30
AMAZON COM INC
filed 2011-10-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

454,754,345 shares of common stock, par value $0.01 per share, outstanding as of October 14, 2011

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2011	2010	2011	2010	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,047	$1,629	$3,777	$3,444	$1,539	$2,514
OPERATING ACTIVITIES:
Net income	63	231	454	736	871	1,120
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	278	150	724	399	894	510
Stock-based compensation	144	107	397	304	518	404
Other operating expense (income), net	37	26	112	77	140	98
Losses (gains) on sales of marketable securities, net	(6)	(2)	(4)	(2)	(4)	(2)
Other expense (income), net	(38)	(35)	(39)	(62)	(56)	(56)
Deferred income taxes	34	(16)	68	(44)	116	(44)
Excess tax benefits from stock-based compensation	—	(75)	(61)	(236)	(84)	(288)
Changes in operating assets and liabilities:
Inventories	(587)	(505)	(517)	(326)	(1,211)	(666)
Accounts receivable, net and other	(75)	(64)	211	348	(320)	(161)
Accounts payable	848	894	(1,687)	(1,078)	1,755	1,152
Accrued expenses and other	109	192	(9)	31	587	460
Additions to unearned revenue	239	152	706	502	892	946
Amortization of previously unearned revenue	(249)	(200)	(721)	(642)	(984)	(856)

Net cash provided by (used in) operating activities	797	855	(366)	7	3,114	2,617
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(529)	(315)	(1,261)	(651)	(1,589)	(788)
Acquisitions, net of cash acquired, and other	(48)	(42)	(656)	(82)	(927)	(81)
Sales and maturities of marketable securities and other investments	1,964	1,059	5,931	3,139	7,043	3,827
Purchases of marketable securities and other investments	(1,287)	(1,830)	(4,475)	(4,551)	(6,203)	(6,711)

Net cash provided by (used in) investing activities	100	(1,128)	(461)	(2,145)	(1,676)	(3,753)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	75	61	236	84	288
Proceeds from long-term debt and other	9	67	131	110	173	125
Repayments of long-term debt, capital lease, and finance lease obligations	(91)	(49)	(341)	(122)	(440)	(241)

Net cash provided by (used in) financing activities	(82)	93	(149)	224	(183)	172
Foreign-currency effect on cash and cash equivalents	(39)	90	22	9	29	(11)

Net increase (decrease) in cash and cash equivalents	776	(90)	(954)	(1,905)	1,284	(975)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,823	$1,539	$2,823	$1,539	$2,823	$1,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$4	$3	$10	$8	$13	$10
Cash paid for income taxes (net of refunds)	12	16	18	62	31	66
Fixed assets acquired under capital leases	155	141	566	283	688	333
Fixed assets acquired under build-to-suit leases	54	39	220	159	234	214

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$10,876	$7,560	$30,646	$21,257
Operating expenses (1):
Cost of sales	8,325	5,786	23,457	16,244
Fulfillment	1,121	680	2,917	1,808
Marketing	370	241	1,037	653
Technology and content	769	442	2,047	1,216
General and administrative	175	117	474	327
Other operating expense (income), net	37	26	112	77

Total operating expenses	10,797	7,292	30,044	20,325

Income from operations	79	268	602	932
Interest income	16	13	47	36
Interest expense	(17)	(11)	(45)	(28)
Other income (expense), net	52	22	57	50

Total non-operating income (expense)	51	24	59	58

Income before income taxes	130	292	661	990
Provision for income taxes	(67)	(79)	(205)	(267)
Equity-method investment activity, net of tax	—	18	(2)	13

Net income	$63	$231	$454	$736

Basic earnings per share	$0.14	$0.51	$1.00	$1.65

Diluted earnings per share	$0.14	$0.51	$0.99	$1.62

Weighted average shares used in computation of earnings per share:
Basic	454	448	453	447

Diluted	461	456	460	455

(1) Includes stock-based compensation as follows:
Fulfillment	$35	$23	$91	$65
Marketing	10	7	27	19
Technology and content	75	56	211	159
General and administrative	24	21	68	61

See accompanying notes to consolidated financial statements

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,823	$3,777
Marketable securities	3,503	4,985
Inventories	3,770	3,202
Accounts receivable, net and other	1,496	1,587
Deferred tax assets	312	196

Total current assets	11,904	13,747
Fixed assets, net	3,999	2,414
Deferred tax assets	27	22
Goodwill	1,934	1,349
Other assets	1,190	1,265

Total assets	$19,054	$18,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,552	$8,051
Accrued expenses and other	2,426	2,321

Total current liabilities	8,978	10,372
Long-term liabilities	2,310	1,561
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	0	0
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 471 and 468
Outstanding shares — 455 and 451	5	5
Treasury stock, at cost	(600)	(600)
Additional paid-in capital	6,824	6,325
Accumulated other comprehensive loss	(241)	(190)
Retained earnings	1,778	1,324

Total stockholders’ equity	7,766	6,864

Total liabilities and stockholders’ equity	$19,054	$18,797

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

Equity method investments

Equity investments, including our 32% investment in LivingSocial, are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the earnings or losses as reported by equity method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity method investees includes operating and non-operating gains and charges, which can have a significant impact on our reported equity-method investment activity and the carrying value of those investments. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment.

We record purchases, including incremental purchases, of shares in equity-method investees at cost. Reductions in our ownership percentage of an investee, including through dilution, are generally valued at fair value, with the difference between fair value and our recorded cost reflected as a gain or loss in our equity-method investment activity. In the event we no longer have the ability to exercise significant influence over an equity-method investee, we would discontinue accounting for the investment under the equity method.

During Q3 2011, LivingSocial informed us of corrections to its previously provided Q1 and Q2 2011 interim financial statements identified during the audit of its 2010 financial statements, related to accounting for derivatives, stock-based compensation, and other items. These out-of-period adjustments have increased our recorded losses from this investment. Our share of the estimated adjustments is included in our Q3 2011 equity-method investment activity. LivingSocial’s 2011 interim financial results have not been reviewed or audited by its independent auditors. As of September 30, 2011, the book value of our LivingSocial investment was $192 million.

Recent Accounting Pronouncements

In 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. We prospectively adopted this ASU effective Q1 2011, with no material impact on our consolidated financial statements.

In 2011, the FASB issued an ASU which amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The ASU is effective for us in Q1 2012 and retrospective application will be required. The ASU will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

In 2011, the FASB issued an ASU which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for us in Q1 2012, with early adoption permitted. We do not expect adoption to have an impact on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2011, and December 31, 2010, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of September 30, 2011, or December 31, 2010.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2011				December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$855	$0	$0	$855	$613
Level 1 securities:
Money market funds	1,873	0	0	1,873	1,882
Equity securities	2	0	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,239	12	0	1,251	2,158
U.S. government and agency securities	1,824	3	(2)	1,825	3,756
Corporate debt securities	589	3	(3)	589	459
Asset-backed securities	56	0	0	56	33
Other fixed income securities	24	0	0	24	17

	$6,462	$18	$(6)	$6,474	$8,919

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(148)	(157)

Total cash, cash equivalents, and marketable securities				$6,326	$8,762

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $96 million and $55 million for Q3 2011 and Q3 2010, and $255 million and $155 million for the nine months ended September 30, 2011 and 2010.

We capitalize construction in progress and record a corresponding long-term liability for lease agreements where we are considered the owner during the construction period for accounting purposes, including portions of our Seattle, Washington, corporate office space that we do not currently occupy. The building which we have not yet occupied is scheduled to be completed in 2013.

For buildings that are under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings, in the amount of $456 million, are being depreciated over the shorter of their useful lives or the lives of the related leases. The long-term construction obligation is now considered a long-term financing obligation with amounts payable during the next 12 months recorded as “Accrued expenses and other.”

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of September 30, 2011:

	Three Months Ended December 31, 2011	Year Ended December 31,

		2012	2013	2014	2015	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and interest	$24	$105	$236	$—	$—	$—	$365
Capital leases, including interest	94	346	264	107	45	18	874
Financing lease obligations, including interest (1)	9	37	38	41	42	491	658
Operating leases	87	360	386	357	308	1,275	2,773
Other commitments (2) (3)	52	279	230	142	147	819	1,669

Total commitments	$266	$1,127	$1,154	$647	$542	$2,603	$6,339

(1)	Relates to the 1,370,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with approximately 330,000 square feet of corporate office space currently being developed under build-to-suit leases and which we anticipate occupying in 2013. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs, and other expenses and our exercise of certain rights under the lease agreements.
(3)	Excludes $228 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of September 30, 2011, and December 31, 2010, we have pledged or otherwise restricted $152 million and $160 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 6 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2010 Annual Report on Form 10-K and in Item 1, “Financial Statements – Note 3 – Commitments and Contingencies – Legal Proceedings” and “— Other Contingencies” of our Quarterly Reports on Forms 10-Q for the Periods Ended March 31, 2011 and June 30, 2011, as supplemented by the following:

In August 2006, Cordance Corporation filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges that our website technology, including our 1-Click ordering system, infringes a patent obtained by Cordance purporting to cover an “Object-Based Online Transaction Infrastructure” (U.S. Patent No. 6,757,710) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. In response, we asserted a declaratory judgment counterclaim in the same action alleging that a service that Cordance has advertised its intent to launch infringes a patent owned by us entitled “Networked Personal Contact Manager” (U.S. Patent No. 6,269,369). In August 2009, a jury trial was held and the jury found that all asserted claims of the ‘710 patent were not infringed by Amazon or were invalid. At trial, Cordance’s damages expert opined that, if we are found to infringe the ‘710 patent and the patent is found to be valid (both of which we dispute), Amazon should pay damages of $32 million, and Cordance has claimed damages in excess of that amount in post-trial mediation. Our damages expert testified that, under the same circumstances, the maximum damages fairly recoverable against Amazon would be less than $1 million. In February 2010, the Court partially reversed the jury’s findings, ruling that some of the asserted claims of the ‘710 Patent were valid and were infringed by Amazon. In September 2011, the U.S. Court of Appeals for the Federal Circuit reinstated the jury’s verdict in our favor.

In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against several Amazon.com EU subsidiaries in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice.

In September 2009, Alcatel-Lucent USA Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that our website technology and digital content distribution systems infringe six of Alcatel-Lucent’s patents and seeks injunctive relief, monetary damages, a continuing royalty sufficient to compensate Alcatel-Lucent for any future infringement, treble damages, costs and attorneys’ fees. In January 2010, we filed counterclaims against Alcatel-Lucent alleging infringement of a patent owned by Amazon and that the patents asserted by Alcatel-Lucent are invalid and unenforceable. In October 2011, we entered into a settlement of the litigation that included, among other things, a payment to Alcatel-Lucent and a long-term patent cross-license agreement. The settlement was not material to either the current or future years.

In October 2009, Eolas Technologies Incorporated filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys fees. In July 2011, Eolas’s damages expert opined that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $135 million. While our damages expert has not yet issued its report, we anticipate that the expert will opine that, under the same circumstances, the maximum damages fairly recoverable against Amazon and its affiliates would be substantially lower. Eolas’s damages could be trebled if Eolas prevails in its claim that any infringement was willful. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2010, Stragent, LLC and Seesaw Foundation filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our Amazon Web Services (“AWS”) technologies infringe a patent licensed by the plaintiffs purporting to cover a “Method of Providing Data Dictionary-Driven Web-Based Database Applications” (U.S. Patent No. 6,832,226) and seeks monetary damages, a future royalty, costs and attorneys fees. In September 2011, we settled this litigation for an immaterial amount, on terms that include a nonexclusive license to the patents in suit.

In July 2010, the Federal Trade Commission (“FTC”) staff informed us that it was considering whether to recommend enforcement proceedings against us for advertising and selling certain textile fiber products as “bamboo” when they are made of rayon manufactured from bamboo, in violation of the Textile Fiber Product Identification Act, the FTC Act, and the regulations promulgated thereunder. We do not believe we have violated these laws and regulations and are cooperating voluntarily with the Commission’s inquiry. In September 2011, we learned that the Commission voted to refer the matter to the Department of Justice for enforcement proceedings.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleges that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and seeks monetary damages, costs, attorneys fees, and injunctive relief. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible, Inc. and Zappos.com, Inc. as defendants. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Technology Innovations, LLC filed a complaint against us for patent infringement in the United States District Court for the Southern District of Texas. The complaint alleges, among other things, that Amazon’s sale of e-books and Kindle e-readers infringes a patent owned by the plaintiff purporting to cover a “Device For Including Enhancing Information With Printed Information And Method For Electronic Searching Thereof” (U.S. Patent No. 5,517,407) and seeks monetary damages, injunctive relief, costs, interest, and attorneys fees. The complaint was dismissed without prejudice in August 2011, but the plaintiff filed a new complaint against us in the United States District Court for the District of Delaware containing similar allegations and alleging infringement of an additional patent purporting to cover an “Apparatus for the Display of Embedded Information” (U.S. Patent No. 7,429,965). We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2011, SFA Systems, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by using computer-implemented systems and methods for personalization Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover an “Integrated Computerized Sales Force Automation System” (U.S. Patent No. 6,067,525), and seeks monetary damages, interest, costs, and attorneys fees. In August 2011, the plaintiff filed an additional complaint against us in the United States District Court for the Eastern District of Texas alleging, among other things, that certain supply chain, sales, marketing, and inventory systems and methods used by Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover a “Sales Force Automation System and Method” (U.S. Patent No. 7,941,341 ), and seeking monetary damages, interest, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

        In March 2011, MasterObjects, Inc., filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that by providing drop down “search suggestions” of increasing relevance as users type queries into our search box, Amazon infringes a patent owned by the plaintiff purporting to cover a “System and Method for Utilizing Asynchronous Client Server Communication Objects” (U.S. Patent No. 7,752,326), and seeks monetary damages, interest, injunctive relief, costs, and attorneys’ fees. The complaint was dismissed without prejudice in August 2011.

In April 2011, Walker Digital LLC filed six complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (No. 7,236,942), offering products and services from retailers at discounted prices and arranging for users to buy them from merchants (No. 6,249,772), using our product recommendations and personalization features to offer complementary products together (Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (No. 7,933,893). A seventh complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. The complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters. In June 2011, the complaint alleging that we infringed Patent No. 6,249,772 was dismissed.

In September 2011, Parallel Iron, LLC, filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that certain AWS file storage systems that include a Hadoop Distributed File System infringe a patent owned by the plaintiff purporting to cover “Methods and Systems for a Storage System With a Program-Controlled Switch for Routing Data” (U.S. Patent No. 7,415,565), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Lochner Technologies, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering products used for desktop virtualization or cloud computing solutions that provide virtual desktop environments Amazon infringes a patent owned by the plaintiff purporting to cover a “Modular Computer System” (U.S. Patent No. 7,035,598), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Semiconductor Ideas to the Market BV filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering products including our Kindle e-reader that employ receiver technology designed to diminish signal leakage Amazon infringes two patents owned by the plaintiff purporting to cover a “Receiver Comprising A Digitally Controlled Capacitor Bank” (U.S. Patent No. 7,299,018) and a “Communication Device” (U.S. Patent No. 7,072,614), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Droplets, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering web applications and software Amazon infringes two patents owned by the plaintiff purporting to cover a “System and Method for Delivering a Graphical User Interface of Remote Applications Over a Thin Client” (U.S. Patent No. 6,687,745) and a “System and Method for Delivering Remotely Stored Graphics and Information” (U.S. Patent No. 7,502,838), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Execware, LLC filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that by rapidly formatting and reformatting tabular displays of records, such as product listings on our websites, Amazon infringes a patent owned by the plaintiff purporting to cover an “Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display” (U.S. Patent No. 6,216,139), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Select Retrieval, Inc. filed complaints against us and one of our subsidiaries for patent infringement in the United States District Courts for the District of Oregon and the District of Delaware. The complaints allege, among other things, that certain aspects of our websites’ technology infringe a patent owned by the plaintiff purporting to cover “Data Display Software with Actions and Links Integrated with Information” (U.S. Patent No. 6,128,617), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters.

In September 2011, LVL Patent Group, LLC filed three complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege, among other things, that certain aspects of our technology, including our mobile applications, infringe four patents owned by the plaintiff purporting to cover a “Telephone/Transaction Entry Device and System for Entering Transaction Data into Databases” (U.S. Patent Nos. 5,805,676; 5,987,103; and 8,019,060) and a “Data Transaction Assembly Server” (U.S. Patent No. 6,044,382), and seeks monetary damages, injunctive relief, costs, and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2011, Smartphone Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain aspects of our Kindle devices infringe five patents owned by the plaintiff purporting to cover a “Power-Conserving Intuitive Device Discovery Technique In A Bluetooth Environment” (U.S. Patent No. 6,950,645); a “Handheld Computer System That Attempts To Establish An Alternative Network Link Upon Failing To Establish A Requested Network Link” (U.S. Patent No. 7,506,064); a “Method And Apparatus For Communicating Information Over Low Bandwidth Communications Networks” (U.S. Patent No. RE 40,459); a “Method For Controlling A Handheld Computer By Entering Commands Onto A Displayed Feature Of The Handheld Computer” (U.S. Patent No. 6,956,562); and a “System and Method For Displaying And Manipulating Multiple Calendars On A Personal Digital Assistant” (U.S. Patent No. 6,466,236). The complaint seeks monetary damages, costs, and interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2010 Annual Report on Form 10-K or Forms 10-Q for the Periods Ended March 31, 2011 and June 30, 2011, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

At the end of June 2011, the State of California passed a law that purported to impose sales tax collection obligations on companies that make online retail sales to California customers based on a number of factors. In September 2011, the State of California passed a law that suspended the June 2011 law until January 1, 2013, if a Federal law imposing a sales tax collection obligation under a nationwide system is enacted prior to July 31, 2012; otherwise, this obligation is effective September 15, 2012.

See also “Note 7 — Income Taxes.”

Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets

In the nine months ended September 30, 2011, we acquired certain companies for an aggregate purchase price of $738 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to expand our customer base and sales channels. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$617
Existing equity interest	89
Stock options assumed	20
Indemnification holdbacks	12
$738

Allocation
Goodwill	$593
Intangible assets (1):
Marketing-related	120
Contract-based	6
Customer-related	71

197
Fixed assets	116
Deferred tax assets	48
Other assets acquired	64
Deferred tax liabilities	(66)
Debt	(70)
Other liabilities assumed (2)	(144)

$738

(1)	Acquired intangible assets have estimated useful lives of between 2 and 10 years.
(2)	Includes a $38 million contingent liability related to historic tax exposures.

In addition to cash consideration and the fair value of vested stock options, the aggregate purchase price included the estimated fair value of our previous, noncontrolling interest in one of the acquired companies. We remeasured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $6 million in “equity-method investment activity, net of tax,” in our Q1 2011 consolidated statement of operations. The fair value of assumed stock options was estimated using the Black-Scholes model. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. Purchased identifiable intangible assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives.

Pro Forma Financial Information (unaudited)

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and net losses of the acquired companies recorded in our consolidated statement of operations from the respective acquisition dates through September 30, 2011 were $314 million and $50 million, which is primarily related to Q2 and Q3 2011 activity. The following pro forma financial information presents our results as if these acquisitions had occurred at the beginning of 2010 (in millions):

	Nine Months Ended September 30,
	2011	2010
Net sales	$30,760	$21,597
Net income	432	682

Goodwill

Goodwill is generally not deductible for tax purposes and is primarily related to expected sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2011 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2011	$1,116	$233	$1,349
New acquisitions	417	176	593
Other adjustments (1)	(2)	(6)	(8)

Goodwill - September 30, 2011	$1,531	$403	$1,934

(1)	Primarily includes changes in foreign exchange.

Note 5 — Stockholders’ Equity

Stock Award Activity

We granted restricted stock units representing 1.0 million and 0.8 million shares of common stock during Q3 2011 and Q3 2010 with a per share weighted average fair value of $218.08 and $133.45. For the nine months ended September 30, 2011 and 2010, we granted restricted stock units representing 4.5 million and 4.7 million shares of common stock with a per share weighted average fair value of $191.87 and $135.16.

Common shares outstanding plus shares underlying outstanding stock awards totaled 469 million and 465 million at September 30, 2011, and December 31, 2010. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2011 (in millions):

Number of Units
Outstanding at December 31, 2010	14.0
Units granted	4.5
Units vested	(3.5)
Units forfeited	(1.0)

Outstanding at September 30, 2011	14.0

Scheduled vesting for outstanding restricted stock units at September 30, 2011, is as follows (in millions):

	Three Months Ended December 31, 2011	Year Ended December 31,
		2012	2013	2014	2015	Thereafter	Total
Scheduled vesting—restricted stock units	1.6	4.4	4.1	2.3	1.1	0.5	14.0

As of September 30, 2011, there was $872 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

Note 6 — Comprehensive Income

Comprehensive income (loss) was $(147) million and $382 million for Q3 2011 and Q3 2010, and $403 million and $662 million for the nine months ended September 30, 2011 and 2010. The primary differences between net income as reported and comprehensive income (loss) are foreign currency translation adjustments, net of tax, and changes in unrealized gains and losses on available-for-sale securities, net of tax.

Note 7 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. This estimate is based on forecasts of our expected annual tax expense and pre-tax income. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment, which in Q3 2011 resulted in a quarterly tax rate significantly higher than our estimated annual tax rate. The 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to anticipated earnings of our subsidiaries in jurisdictions where our effective tax rate is lower than in the U.S. Cash paid for income taxes (net of refunds) was $12 million and $16 million in Q3 2011 and Q3 2010, and $18 million and $62 million for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, and December 31, 2010, gross unrecognized tax benefits (“tax contingencies”) were $228 million and $213 million. Due to the nature of our business operations we expect the total amount of tax contingences for prior period tax positions will grow in 2011 in comparable amounts to 2010; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
North America
Net sales	$5,932	$4,126	$16,804	$11,496
Segment operating expenses (1)	5,788	3,940	16,156	10,837

Segment operating income	$144	$186	$648	$659

International
Net sales	$4,944	$3,434	$13,842	$9,761
Segment operating expenses (1)	4,828	3,219	13,379	9,107

Segment operating income	$116	$215	$463	$654

Consolidated
Net sales	$10,876	$7,560	$30,646	$21,257
Segment operating expenses (1)	10,616	7,159	29,535	19,944

Segment operating income	260	401	1,111	1,313
Stock-based compensation	(144)	(107)	(397)	(304)
Other operating income (expense), net	(37)	(26)	(112)	(77)

Income from operations	79	268	602	932
Total non-operating income (expense)	51	24	59	58
Provision for income taxes	(67)	(79)	(205)	(267)
Equity-method investment activity, net of tax	—	18	(2)	13

Net income	$63	$231	$454	$736

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Sales:
Media	$4,153	$3,350	$11,770	$9,654
Electronics and other general merchandise	6,316	3,970	17,799	10,971
Other (1)	407	240	1,077	632

	$10,876	$7,560	$30,646	$21,257

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out -method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance we would have recorded an additional cost of sales of approximately $40 million for Q3 2011.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2011, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $24 million impact on our Q3 2011 operating income. Our estimated forfeiture rates at September 30, 2011, and December 31, 2010, were 28% and 30%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	(in millions)		(in millions)		(in millions)
Operating activities	$797	$855	$(366)	$7	$3,114	$2,617
Investing activities	100	(1,128)	(461)	(2,145)	(1,676)	(3,753)
Financing activities	(82)	93	(149)	224	(183)	172

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.53 billion for the trailing twelve months ended September 30, 2011, compared to $1.83 billion for the trailing twelve months ended September 30, 2010, a decrease of 17%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended September 30, 2011, compared to the comparable prior year period was primarily due to increased capital expenditures and changes in working capital2, partially offset by net income, excluding depreciation, amortization, and stock-based compensation expense, decreased tax benefits on excess stock-based compensation deductions, and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $6.33 billion and $8.76 billion at September 30, 2011, and December 31, 2010. Amounts held in foreign currencies were $2.90 billion and $3.44 billion at September 30, 2011, and December 31, 2010, and were primarily Euros, British Pounds and Japanese Yen.

Cash provided by (used in) operating activities was $797 million and $855 million for Q3 2011 and Q3 2010, and $(366) million and $7 million for the nine months ended September 30, 2011 and 2010. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from customers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, capital expenditures, including leasehold improvements, internal-use software and website development costs, and cash outlays for acquisitions, investments in other companies, and intellectual property rights. Cash provided by (used in) investing activities was $100 million and $(1.1) billion for Q3 2011 and Q3 2010, and $(461) million and $(2.1) billion for the nine months ended September 30, 2011 and 2010, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $529 million and $315 million during Q3 2011 and Q3 2010, and $1.3 billion and $651 million for the nine months ended September 30, 2011 and 2010, with the sequential increases primarily reflecting additional investments in support of continued business growth, including investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $71 million and $45 million for internal-use software and website development during Q3 2011 and Q3 2010, and $186 million and $129 million for the nine months ended September 30, 2011 and 2010. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $48 million and $42 million during Q3 2011 and Q3 2010, and $656 million and $82 million during the nine months ended September 30, 2011 and 2010.

(1)

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) financing activities was $(82) million and $93 million for Q3 2011 and Q3 2010, and $(149) million and $224 million for the nine months ended September 30, 2011 and 2010. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $91 million and $49 million in Q3 2011 and Q3 2010, and $341 million and $122 million for the nine months ended September 30, 2011 and 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $9 million and $67 million in Q3 2011 and Q3 2010, and $131 million and $110 million for the nine months ended September 30, 2011 and 2010. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $0 and $75 million for Q3 2011 and Q3 2010, and $61 million and $236 million for the nine months ended September 30, 2011 and 2010.

We recorded net tax provisions of $67 million and $79 million in Q3 2011 and Q3 2010, and $205 million and $267 million for the nine months ended September 30, 2011 and 2010. A majority of this provision is non-cash. We have current tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Cash taxes paid (net of refunds) were $12 million and $16 million for Q3 2011 and Q3 2010, and $18 million and $62 million for the nine months ended September 30, 2011 and 2010. We used substantially all of our federal net operating loss carryforwards in 2010 and as of December 31, 2010, we had available federal tax credits of $227 million. Once we utilize our generated and acquired federal and state net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the prior February 2008 repurchase authorization. We did not repurchase common stock in 2010 or during the nine months ended September 30, 2011.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.6 billion at September 30, 2011. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover4 was 11 and 12 for Q3 2011 and Q3 2010. We expect some variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

(3)	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
(4)	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our chief executive reviews our operating results in assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Sales:
North America	$5,932	$4,126	$16,804	$11,496
International	4,944	3,434	13,842	9,761

Consolidated	$10,876	$7,560	$30,646	$21,257

Year-over-year Percentage Growth:
North America	44%	45%	46%	46%
International	44	32	42	37
Consolidated	44	39	44	42
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	44%	45%	46%	46%
International	33	35	32	37
Consolidated	39	40	40	41
Net Sales Mix:
North America	55%	55%	55%	54%
International	45	45	45	46

Consolidated	100%	100%	100%	100%

Sales increased 44% in Q3 2011. Changes in currency exchange rates affected net sales positively by $371 million for Q3 2011 and positively by $992 million for the nine months ended September 30, 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 44% for Q3 2011 and 46% for the nine months ended September 30, 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

The International sales growth rate was 44% for Q3 2011 and 42% for the nine months ended September 30, 2011. Sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates affected International net sales positively by $367 million for Q3 2011 and positively by $981 million for the nine months ended September 30, 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Sales of products by other sellers on our websites represented 38% and 35% of units for Q3 2011 and Q3 2010, and 37% and 34% for the nine months ended September 30, 2011 and 2010. Revenues from such sales are recorded as a net amount.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011		2010
	(in millions)		(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$360	$270	$1,020		$756
Outbound shipping costs	(918)	(576)	(2,523)		(1,580)

Net shipping cost	$(558)	$(306)	$(1,503)		$(824)

Year-over-year Percentage Growth:
Shipping revenue	33%	30%	35%		30%
Outbound shipping costs	59	49	60		47
Net shipping cost	83	70	82		67
Percent of Net Sales:
Shipping revenue	3.3%	3.6%	3.3%		3.5%
Outbound shipping costs	(8.4)	(7.6)	(8.2)		(7.4)

Net shipping cost	(5.1)%	(4.0)%	(4.9	) %	(3.9)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes amounts earned from the Amazon Prime membership shipping service and Fulfillment by Amazon programs.

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

Net sales by similar products and services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net Sales:
North America
Media	$1,927	$1,591	$5,397	$4,512
Electronics and other general merchandise	3,635	2,326	10,435	6,440
Other (1)	370	209	972	544

Total North America	$5,932	$4,126	$16,804	$11,496

International
Media	$2,226	$1,759	$6,373	$5,142
Electronics and other general merchandise	2,681	1,644	7,364	4,531
Other (1)	37	31	105	88

Total International	$4,944	$3,434	$13,842	$9,761

Consolidated
Media	$4,153	$3,350	$11,770	$9,654
Electronics and other general merchandise	6,316	3,970	17,799	10,971
Other (1)	407	240	1,077	632

Total consolidated	$10,876	$7,560	$30,646	$21,257

Year-over-year Percentage Growth:
North America
Media	21%	13%	20%	17%
Electronics and other general merchandise	56	80	62	76
Other	77	52	79	53
Total North America	44	45	46	46
International
Media	27%	16%	24%	22%
Electronics and other general merchandise	63	54	63	61
Other	21	26	20	30
Total International	44	32	42	37
Consolidated
Media	24%	14%	22%	19%
Electronics and other general merchandise	59	68	62	69
Other	70	48	70	50
Total consolidated	44	39	44	42
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	17%	18%	15%	20%
Electronics and other general merchandise	51	60	51	61
Other	13	33	13	32
Total International	33	35	32	37
Consolidated
Media	19%	15%	17%	18%
Electronics and other general merchandise	54	71	58	70
Other	69	49	69	50
Total consolidated	39	40	40	41
Consolidated Net Sales Mix:
Media	38%	44%	38%	45%
Electronics and other general merchandise	58	53	58	52
Other	4	3	4	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional agreements, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation was as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$8,325	$—	$8,325	$5,786	$—	$5,786	$23,457	$—	$23,457	$16,244	$—	$16,244
Fulfillment	1,121	(35)	1,086	680	(23)	657	2,917	(91)	2,826	1,808	(65)	1,743
Marketing	370	(10)	360	241	(7)	234	1,037	(27)	1,010	653	(19)	634
Technology and content	769	(75)	694	442	(56)	386	2,047	(211)	1,836	1,216	(159)	1,057
General and administrative	175	(24)	151	117	(21)	96	474	(68)	406	327	(61)	266
Other operating expense (income), net	37	—	37	26	—	26	112	—	112	77	—	77

Total operating expenses	$10,797	$(144)	$10,653	$7,292	$(107)	$7,185	$30,044	$(397)	$29,647	$20,325	$(304)	$20,021

Year-over-year Percentage Growth:
Fulfillment	65%		65%	46%		48%	61%		62%	39%		41%
Marketing	53		54	62		63	59		59	61		62
Technology and content	74		80	40		45	68		74	37		39
General and administrative	50		58	40		39	45		52	44		43
Percent of Net Sales:
Fulfillment	10.3%		10.0%	9.0%		8.7%	9.5%		9.2%	8.5%		8.2%
Marketing	3.4		3.3	3.2		3.1	3.4		3.3	3.1		3.0
Technology and content	7.1		6.4	5.9		5.1	6.7		6.0	5.7		5.0
General and administrative	1.6		1.4	1.5		1.3	1.5		1.3	1.5		1.3

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

The increase in cost of sales in absolute dollars in Q3 2011 and for the nine months ended September 30, 2011 compared to the comparable prior year periods is primarily due to increased product and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit (in millions)	$2,551	$1,774	$7,189	$5,013
Gross margin	23.5%	23.5%	23.5%	23.6%

Gross margin for Q3 2011 and the nine months ended September 30, 2011, remained relatively consistent with prior year periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q3 2011 and for the nine months ended September 30, 2011, compared to the comparable prior year periods, is primarily due to variable costs corresponding with sales volume, inventory levels, and product sales mix; payment processing and related transaction costs, and costs from expanding fulfillment capacity.

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

The increase in marketing costs in absolute dollars in Q3 2011 and for the nine months ended September 30, 2011, compared to the comparable prior year periods is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program.

While costs associated with our shipping are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, digital initiatives, and expansion of new and existing product categories, as well as technology infrastructure, including AWS, so that we can continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.

The increase in technology and content costs in absolute dollars in Q3 2011 and for the nine months ended September 30, 2011, compared to the comparable prior year periods is primarily due to increased spending on technology infrastructure and increases in payroll and related expenses. We expect these trends to continue over time.

During Q3 2011 and Q3 2010, we capitalized $75 million (including $4 million of stock-based compensation) and $55 million (including $10 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2011 and 2010, we capitalized $212 million (including $26 million of stock-based compensation) and $156 million (including $27 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $62 million and $47 million for Q3 2011 and Q3 2010, and $171 million and $135 million for the nine months ended September 30, 2011 and 2010. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q3 2011 and for the nine months ended September 30, 2011 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $144 million and $107 million during Q3 2011 and Q3 2010, and $397 million and $304 million for the nine months ended September 30, 2011 and 2010. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income) was $37 million and $26 million for Q3 2011 and Q3 2010, and $112 million and $77 million for the nine months ended September 30, 2011 and 2010. The increase was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 71% to $79 million in Q3 2011, from $268 million in Q3 2010 and 35% to $602 million for the nine months ended September 30, 2011, from $932 million for the nine months ended September 30, 2010.

Interest Income and Expense

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $17 million and $11 million during Q3 2011 and Q3 2010, and $45 million and $28 million for the nine months ended September 30, 2011 and 2010.

Our interest income was $16 million and $13 million during Q3 2011 and Q3 2010, and $47 million and $36 million for the nine months ended September 30, 2011 and 2010. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. There is a potential for significant volatility of our 2011 effective tax rate due to several factors, including from variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, and foreign currencies. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment, which in Q3 2011 resulted in a quarterly tax rate significantly higher than our estimated annual tax rate.

We have current tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. We used substantially all of our federal net operating loss carryforwards in 2010 and as of December 31, 2010, had available federal tax credits of $227 million. As a result of new U.S. legislation that became effective in December 2010, we are able to accelerate our depreciation deductions for qualifying property acquired in 2011. Once we utilize our generated and acquired federal and state net operating losses and tax credits, we expect cash paid for taxes to significantly increase.

Equity–Method Investment Activity, Net of Tax

Equity–method investment gains (losses), net of tax, were $0 and $18 million during Q3 2011 and Q3 2010, and $(2) million and $13 million for the nine months ended September 30, 2011 and 2010. The Q3 2011 amounts include a $74 million gain as a result of reductions, through dilution, in our ownership percentage of LivingSocial, offset by $(44) million of equity method losses and $(30) million of estimated out-of-period adjustments resulting from changes in previously reported operating results of LivingSocial.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$10,505	$371	$10,876	$7,643	$(83)	$7,560	$29,654	$992	$30,646	$21,204	$53	$21,257
Operating expenses	10,440	357	10,797	7,360	(68)	7,292	29,100	944	30,044	20,262	63	20,325
Income from operations	65	14	79	283	(15)	268	554	48	602	942	(10)	932
Net interest income (expense) and other (3)	43	8	51	22	2	24	47	12	59	59	(1)	58
Net income	33	30	63	228	3	231	393	61	454	710	26	736
Diluted earnings per share	$0.08	$0.06	$0.14	$0.50	$0.01	$0.51	$0.86	$0.13	$0.99	$1.56	$0.06	$1.62

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results, and if we did not incur the variability associated with remeasurements for our intercompany balances.
(3)	Includes foreign-currency transaction gains and losses.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended September 30, 2011 and 2010 (in millions):

	Twelve Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$3,114	$2,617
Purchases of fixed assets, including internal-use software and website development	(1,589)	(788)

Free cash flow	$1,525	$1,829

Net cash used in investing activities	$(1,676)	$(3,753)

Net cash provided by (used in) financing activities	$(183)	$172

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

Guidance

We provided guidance on October 25, 2011, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 25, 2011. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

Fourth Quarter 2011 Guidance

•	Net sales are expected to be between $16.45 billion and $18.65 billion, or to grow between 27% and 44% compared with fourth quarter 2010.

•	Operating income (loss) is expected to be between $(200) million and $250 million, or between 142% decline and 47% decline compared with fourth quarter 2010.

•

This guidance includes approximately $200 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q3 2011, net sales from our International segment accounted for 45% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, international segment revenues in Q3 2011 increased by $367 million in comparison with Q3 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2011, of $2.9 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $145 million, $290 million, and $580 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at September 30, 2011, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $55 million, $105 million, and $205 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2011, our recorded basis in equity investments was $247 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, digital media devices and web services, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

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

The Company adopted a triennial shareholder advisory vote on executive compensation, based in part on a majority of shares being voted in favor of this standard at the 2011 Annual Meeting of Shareholders.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/S/ SHELLEY REYNOLDS
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: October 25, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.