Form 10-K
period 2011-12-31
AMAZON COM INC
filed 2012-02-01
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011	$74,662,887,792
Number of shares of common stock outstanding as of January 19, 2012	455,068,465

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

General

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for four primary customer sets: consumers, sellers, enterprises, and content creators. In addition, we generate revenue through other marketing and promotional services, such as online advertising, and co-branded credit card agreements.

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

Consumers

We serve consumers through our retail websites, and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. We also manufacture and sell Kindle devices. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, including through membership in Amazon Prime, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service.

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

Content Creators

We serve authors and independent publishers with Kindle Direct Publishing, an online platform that lets independent authors and publishers choose a 70% royalty option and make their books available in the Kindle Store. Amazon’s own publishing arm, Amazon Publishing, offers authors another outlet to publish their books. We also serve authors, musicians, filmmakers and other content creators through CreateSpace, which provides on-demand publishing and manufacturing for independent content creators, publishers, film studios, and music labels.

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

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 36%, 38%, and 39% of our annual revenue during the fourth quarter of 2011, 2010, and 2009.

Employees

We employed approximately 56,200 full-time and part-time employees at December 31, 2011. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

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

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of January 19, 2012:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	48	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	42	Senior Vice President, Business Development
Sebastian J. Gunningham	49	Senior Vice President, Seller Services
Andrew R. Jassy	44	Senior Vice President, Web Services
Steven Kessel	46	Senior Vice President, Worldwide Digital Media
Marc A. Onetto	61	Senior Vice President, Worldwide Operations
Diego Piacentini	51	Senior Vice President, International Retail
Shelley L. Reynolds	47	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	51	Senior Vice President and Chief Financial Officer
H. Brian Valentine	52	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	45	Senior Vice President, North America Retail
L. Michelle Wilson	48	Senior Vice President, General Counsel, and Secretary

Jeffrey P. Bezos.    Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.

Jeffrey M. Blackburn.    Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006.

Sebastian J. Gunningham.    Mr. Gunningham has served as Senior Vice President, Seller Services, since joining Amazon.com in March 2007. Prior to joining Amazon.com, Mr. Gunningham was President of First Data Utilities from August 2006 to February 2007.

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

Thomas J. Szkutak.    Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since joining Amazon.com in October 2002.

H. Brian Valentine.    Mr. Valentine has served as Senior Vice President, Ecommerce Platform, since joining Amazon.com in September 2006.

Jeffrey A. Wilke.    Mr. Wilke has served as Senior Vice President, North America Retail, since January 2007.

L. Michelle Wilson.    Ms. Wilson has served as Senior Vice President, General Counsel, and Secretary since July 2003.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	48	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	71	Managing Director, Madrona Venture Group
John Seely Brown	71	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	61	Partner, Kleiner Perkins Caufield & Byers
Blake G. Krikorian	44	Founder and Chief Executive Officer, id8 Group Productions, Inc.
Alain Monié	61	President and Chief Executive Officer, Ingram Micro Inc.
Jonathan J. Rubinstein	55	Former Chairman and CEO, Palm, Inc.
Thomas O. Ryder	67	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	55	Vice Chair, Board of Regents, Smithsonian Institution

Item 1A.	Risk Factors

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

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

The People’s Republic of China (“PRC”) regulates Amazon’s and its affiliates’ businesses and operations in the PRC through regulations and license requirements restricting (i) foreign investment in the Internet, IT infrastructure, retail, delivery, and other sectors, (ii) Internet content and (iii) the sale of media and other products. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. Although we believe these structures comply with existing PRC laws, they involve unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked or be forced to shut down entirely. In addition, the Chinese businesses and operations may be unable to continue to operate if we or our affiliates are unable to enforce contractual relationships with respect to management and control of such businesses.

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

•

the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•

for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee’s accounting, financial reporting and similar systems, controls and processes;

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

We Could Be Harmed by Data Loss or Other Security Breaches

As a result of our services being web-based and the fact that we process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security. In addition, we rely on third party technology and systems in certain aspects of our businesses, including for encryption and authentication technology to securely transmit confidential information.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Our Supplier Relationships Subject Us to a Number of Risks

We have significant suppliers, including licensors, that are important to our sourcing, services, manufacturing and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs that represent a significant component of our services revenue. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, we operated the following facilities:

Description of Use	Square Footage (1)	Operating Segments	Lease Expirations (1)
	(in thousands)
Office lease	3,416	North America	From 2012 through 2026
Office lease	837	International	From 2012 through 2021

Sub-total	4,253

Fulfillment and other	26,364	North America	From 2012 through 2026
Fulfillment and other	17,690	International	From 2012 through 2025

Sub-total	44,054

Total	48,307

(1)	Represents the total leased space excluding sub-leased space.

We lease our corporate headquarters in Seattle, Washington. Additionally, we lease corporate office, fulfillment and warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

Item 3.	Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies—Legal Proceedings” and “—Other Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low per share sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2010
First Quarter	$138.19	$113.82
Second Quarter	151.09	106.01
Third Quarter	161.78	105.80
Fourth Quarter	185.65	151.40
Year ended December 31, 2011
First Quarter	$191.60	$160.59
Second Quarter	206.39	175.37
Third Quarter	244.00	177.10
Fourth Quarter	246.71	166.97

Holders

As of January 19, 2012, there were 3,327 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 28, 2010, we publicly announced that our Board of Directors had authorized the Company to repurchase up to $2 billion of the Company’s common stock with no fixed expiration. We may make these purchases in the open market or through privately negotiated transactions and in discretionary purchases or pursuant to pre-established purchase plans. The table below sets forth information regarding our purchases of our common stock during Q4 2011 (in millions, except Average Price Paid Per Share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program
October 1—October 31, 2011	—	$—	—	$2,000
November 1—November 30, 2011	1.5	189.22	1.5	1,723
December 1—December 31, 2011	—	—	—	1,723

Total	1.5		1.5

Item 6.	Selected Consolidated Financial Data

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statements of Operations:
Net sales	$48,077	$34,204	$24,509	$19,166	$14,835
Income from operations	862	1,406	1,129	842	655
Net income	631	1,152	902	645	476
Basic earnings per share (1)	$1.39	$2.58	$2.08	$1.52	$1.15
Diluted earnings per share (1)	$1.37	$2.53	$2.04	$1.49	$1.12
Weighted average shares used in computation of earnings per share:
Basic	453	447	433	423	413
Diluted	461	456	442	432	424

Statements of Cash Flows:
Net cash provided by operating activities	$3,903	$3,495	$3,293	$1,697	$1,405
Purchases of fixed assets, including internal-use software and website development	(1,811)	(979)	(373)	(333)	(224)

Free cash flow (2)	$2,092	$2,516	$2,920	$1,364	$1,181

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheets:
Total assets	$25,278	$18,797	$13,813	$8,314	$6,485
Total long-term obligations	2,625	1,561	1,192	896	1,574

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell Kindle devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by other sellers as services sales. We also offer other services such as AWS, fulfillment, publishing, digital content subscriptions, miscellaneous marketing and promotional agreements, such as online advertising, and co-branded credit cards.

Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital2 and capital expenditures. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 468 million and 465 million at December 31, 2011 and 2010.

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.
[2]	Working capital consists of accounts receivable, inventory, and accounts payable.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, and a portion of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure and AWS; to build, enhance, and add features to our websites, our Kindle devices, and digital offerings; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts available to us from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 10, 11, and 12 for 2011, 2010, and 2009. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days5 were 74, 72, and 68 for 2011, 2010, and 2009. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

We expect spending in technology and content will increase over time as we add computer scientists, software engineers, and merchandising employees. We seek to efficiently invest in several areas of technology and content, including seller platforms, digital initiatives, and expansion of new and existing physical and digital product categories, as well as in technology infrastructure to enhance the customer experience, improve our process efficiencies, and support AWS. We believe that advances in technology, specifically the speed and reduced cost of processing power, the improved consumer experience of the Internet outside of the workplace through lower-cost broadband service to the home, and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and devices. We are also investing in AWS, which provides technology services that give developers and enterprises of all sizes access to technology infrastructure that enables virtually any type of business.

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

[3]	The operating cycle is number of days of sales in inventory plus number of days of sales in accounts receivable minus accounts payable days.
[4]	Inventory turnover is the quotient of trailing-twelve-month cost of sales to average inventory over five quarter-ends.
[5]	Accounts payable days, calculated as the quotient of accounts payable to current quarter cost of sales, multiplied by the number of days in the current quarter.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at December 31, 2011 we would have recorded an additional cost of sales of approximately $50 million.

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

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2011 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2011, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $24 million impact on our 2011 operating income. Our estimated forfeiture rates at December 31, 2011 and 2010, were 28% and 30%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost is expensed in the first year of a four year vesting term. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our tax positions and determining our provision and accruals for these taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made, as well as prior and subsequent periods.

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

Liquidity and Capital Resources

Cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash provided by (used in):
Operating activities	$3,903	$3,495	$3,293
Investing activities	(1,930)	(3,360)	(2,337)
Financing activities	(482)	181	(280)

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $2.09 billion for 2011, compared to $2.52 billion and $2.92 billion for 2010 and 2009. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow in 2011 was primarily due to increased capital expenditures and changes in working capital, partially offset by increases in sales of gift certificates to our customers, decreased tax benefits on excess stock-based compensation deductions, and increases in net income, excluding depreciation, amortization, and stock-based compensation expense. The decrease in free cash flow in 2010 was primarily due to increased capital expenditures, changes in working capital, and utilization of excess stock-based compensation deductions, partially offset by increases in net income, excluding depreciation, amortization, and stock-based compensation expense. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our federal taxable income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $9.6 billion, $8.8 billion, and $6.4 billion, at December 31, 2011, 2010, and 2009. Amounts held in foreign currencies were $4.1 billion, $3.4 billion, and $2.8 billion at December 31, 2011, 2010, and 2009, and were primarily Euros, British Pounds, and Japanese Yen.

Cash provided by operating activities was $3.9 billion, $3.5 billion, and $3.3 billion in 2011, 2010, and 2009. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

Cash used in investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash used in investing activities was $(1.9) billion, $(3.4) billion, and $(2.3) billion in 2011, 2010, and 2009, with the variability caused primarily by changes in capital expenditures and changes in cash paid for acquisitions, and purchases, maturities, and sales of marketable securities and other investments. Capital expenditures were $1.8 billion, $979 million, and $373 million in 2011, 2010, and 2009, with the sequential increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $256 million, $176 million, and $146 million for internal-use software and website development during 2011, 2010, and 2009. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2011, 2010, and 2009, we made cash payments, net of acquired cash, related to acquisition and investment activity of $705 million, $352 million, and $40 million.

Cash provided by (used in) financing activities was $(482) million, $181 million, and $(280) million in 2011, 2010, and 2009. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements, repurchases of common stock, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt, were $444 million, $221 million, and $472 million in 2011, 2010, and 2009. We repurchased 1.5 million shares of common stock for $277 million in 2011 under the $2 billion repurchase program authorized by our Board of Directors in January 2010. Cash inflows from financing activities primarily result from proceeds from long term-debt and proceeds from tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $177 million, $143 million, and $87 million in 2011, 2010, and 2009. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $62 million, $259 million, and $105 million in 2011, 2010, and 2009.

In 2011, 2010, and 2009 we recorded net tax provisions of $291 million, $352 million, and $253 million. A majority of this provision is non-cash. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. At December 31, 2011, amounts held by foreign subsidiaries were $3.6 billion, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $2.0 billion. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. Cash taxes paid (net of refunds) were $33 million, $75 million, and $48 million for 2011, 2010, and 2009. As of December 31, 2011, our federal net operating loss carryforward was approximately $384 million. We also have approximately $273 million of federal tax credits potentially available to offset future tax liabilities. Once we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $3 billion at December 31, 2011. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

On average, our high inventory turnover means we collect from our customers before our payments to suppliers come due. Inventory turnover was 10, 11, and 12 for 2011, 2010, and 2009. We expect variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities. Net sales information is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net Sales:
North America	$26,705	$18,707	$12,828
International	21,372	15,497	11,681

Consolidated	$48,077	$34,204	$24,509

Year-over-year Percentage Growth:
North America	43%	46%	25%
International	38	33	31
Consolidated	41	40	28

Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	43%	46%	26%
International	31	34	33
Consolidated	37	40	29

Net Sales Mix:
North America	56%	55%	52%
International	44	45	48

Consolidated	100%	100%	100%

Sales increased 41%, 40%, and 28% in 2011, 2010, and 2009. Changes in currency exchange rates positively (negatively) affected net sales by $1.1 billion, $(86) million, and $(182) million for 2011, 2010, and 2009. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

The North America sales growth rate was 43%, 46%, and 25% in 2011, 2010, and 2009. The sales growth in each year primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, North America sales growth reflects increased AWS activity.

The International sales growth rate was 38%, 33%, and 31% in 2011, 2010, and 2009. The sales growth in each year primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by a larger base of sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates positively (negatively) affected International net sales by $1.1 billion, $(107) million, and $(174) million in 2011, 2010, and 2009. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)	$1,552	$1,193	$924
Outbound shipping costs	(3,989)	(2,579)	(1,773)

Net shipping cost	$(2,437)	$(1,386)	$(849)

Year-over-year Percentage Growth:
Shipping revenue	30%	29%	11%
Outbound shipping costs	55	45	21
Net shipping cost	76	63	35

Percent of Net Sales:
Shipping revenue	3.2%	3.5%	3.8%
Outbound shipping costs	(8.3)	(7.5)	(7.2)

Net shipping cost	(5.1)%	(4.0)%	(3.4)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.

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

Net sales by similar products and services were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net Sales:
North America
Media	$7,959	$6,881	$5,964
Electronics and other general merchandise	17,315	10,998	6,314
Other (1)	1,431	828	550

Total North America	$26,705	$18,707	$12,828

International
Media	$9,820	$8,007	$6,810
Electronics and other general merchandise	11,397	7,365	4,768
Other (1)	155	125	103

Total International	$21,372	$15,497	$11,681

Consolidated
Media	$17,779	$14,888	$12,774
Electronics and other general merchandise	28,712	18,363	11,082
Other (1)	1,586	953	653

Total consolidated	$48,077	$34,204	$24,509

Year-over-year Percentage Growth:
North America
Media	16%	15%	11%
Electronics and other general merchandise	57	74	43
Other	73	50	23
Total North America	43	46	25
International
Media	23%	18%	19%
Electronics and other general merchandise	55	54	53
Other	24	22	9
Total International	38	33	31
Consolidated
Media	19%	17%	15%
Electronics and other general merchandise	56	66	47
Other	66	46	20
Total consolidated	41	40	28
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	16%	18%	20%
Electronics and other general merchandise	47	57	56
Other	18	24	19
Total International	31	34	33
Consolidated
Media	16%	16%	16%
Electronics and other general merchandise	53	67	48
Other	66	46	22
Total consolidated	37	40	29
Consolidated Net Sales Mix:
Media	37%	43%	52%
Electronics and other general merchandise	60	54	45
Other	3	3	3

Total consolidated	100%	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional activities, other seller sites, and our co-branded credit card agreements.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$37,288	$—	$37,288	$26,561	$—	$26,561	$18,978	$—	$18,978
Fulfillment	4,576	(133)	4,443	2,898	(90)	2,808	2,052	(79)	1,973
Marketing	1,630	(39)	1,591	1,029	(27)	1,002	680	(20)	660
Technology and content	2,909	(292)	2,617	1,734	(223)	1,511	1,240	(182)	1,058
General and administrative	658	(93)	565	470	(84)	386	328	(60)	268
Other operating expense (income), net	154	—	154	106	—	106	102	—	102

Total operating expenses	$47,215	$(557)	$46,658	$32,798	$(424)	$32,374	$23,380	$(341)	$23,039

Year-over-year Percentage Growth:
Fulfillment	58%		58%	41%		42%	24%		24%
Marketing	58		59	51		52	41		41
Technology and content	68		73	40		43	20		20
General and administrative	40		46	44		45	17		17
Percent of Net Sales:
Fulfillment	9.5%		9.2%	8.5%		8.2%	8.4%		8.1%
Marketing	3.4		3.3	3.0		2.9	2.8		2.7
Technology and content	6.1		5.4	5.1		4.4	5.1		4.3
General and administrative	1.4		1.2	1.4		1.1	1.3		1.1

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part I, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”

Cost of Sales

Cost of sales consists of the purchase price of consumer products and digital content where we are the seller of record, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.

The increase in cost of sales in absolute dollars in 2011, 2010, and 2009 compared to the comparable prior year periods is primarily due to increased product, digital content, including Prime Instant Video, and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Year Ended December 31,
	2011	2010	2009
Gross profit (in millions)	$10,789	$7,643	$5,531
Gross margin	22.4%	22.3%	22.6%

Gross margin for 2011 remained relatively consistent with the prior year periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment capacity expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

The increase in fulfillment costs in absolute dollars in 2011, 2010, and 2009, compared to the comparable prior year periods, is primarily due to variable costs corresponding with physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in 2011, 2010, and 2009, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program, payroll and related expenses, and in 2011 and 2010 television and print advertising.

While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, digital initiatives, AWS and expansion of new and existing product categories and offerings, as well as technology infrastructure so we may continue to enhance the customer experience and improve our process efficiency. The increase in technology and content costs in absolute dollars in 2011, 2010, and 2009 compared to the comparable prior year periods is primarily due to increased spending on technology infrastructure and increases in payroll and related expenses. Spending in technology and content significantly increased in 2011, and we expect this trend to continue over time as we invest in these areas by adding technology infrastructure and increasing payroll and related expenses. See “Overview” for a discussion of how management views advances in technology and the importance of innovation.

For 2011, 2010, and 2009, we capitalized $307 million (including $51 million of stock-based compensation), $213 million (including $38 million of stock-based compensation), and $187 million (including $35 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $236 million, $184 million, and $172 million for 2011, 2010, and 2009. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in 2011, 2010, and 2009 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation

Stock-based compensation was $557 million, $424 million, and $341 million during 2011, 2010, and 2009. The increase in 2011, 2010, and 2009 compared to the comparable prior year periods is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net was $154 million, $106 million, and $102 million during 2011, 2010, and 2009. In 2011, 2010, and 2009, the amounts primarily related to amortization of intangible assets and additionally, in 2009, a $51 million legal settlement.

Income from Operations

For the reasons discussed above, income from operations decreased 39% in 2011 and increased 25% and 34% in 2010 and 2009.

Interest Income and Expense

Our interest income was $61 million, $51 million, and $37 million during 2011, 2010, and 2009. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our interest expense is related to our capital and financing leases and our long-term debt. Interest expense was $65 million, $39 million, and $34 million in 2011, 2010, and 2009.

Our long-term liabilities were $2.6 billion and $1.6 billion at December 31, 2011 and 2010. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Liabilities.”

Other Income (Expense), Net

Other income (expense), net was $76 million, $79 million, and $29 million during 2011, 2010, and 2009. The primary component of other income (expense), net, is related to foreign-currency gains on intercompany balances.

Income Taxes

We recorded a provision for income taxes of $291 million, $352 million, and $253 million in 2011, 2010, and 2009. The effective tax rate in 2011, 2010, and 2009 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Earnings of our subsidiaries outside of the U.S. primarily relate to our European operations, which are headquartered in Luxembourg. The favorable effective tax rate impact of earnings in lower tax rate jurisdictions is offset by other items, principally losses incurred in jurisdictions for which we may not able to realize a related tax benefit. Depending upon the jurisdictional mix and amount of our income in 2012, the losses for which we may not receive a tax benefit in 2012 could result in an effective tax rate that is higher than the 35% U.S. federal statutory rate.

Our effective tax rate is subject to significant variation due to several factors, including variability in accurately predicting our taxable income, the taxable jurisdictions to which it relates, business acquisitions and investments, foreign exchange rates, and expenses or losses for which tax benefits are not recognized. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As of December 31, 2011, our federal net operating loss carryforward was approximately $384 million. We also have approximately $273 million of federal tax credits potentially available to offset future tax liabilities. Once we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. As a result of U.S. legislation enacted in December 2010, we accelerated our depreciation deductions for qualifying property acquired in 2010 and 2011.

Equity–Method Investment Activity, Net of Tax

Equity–method investment gains (losses), net of tax, were $(12) million, $7 million, and $(6) million in 2011, 2010, and 2009. The increase in equity-method investment activity in 2011 compared to 2010 is primarily due to $175 million of equity-method losses, partially offset by gains of $163 million as a result of reductions in our equity ownership, through dilution, and a recovery on the sale of an equity position. The increase in equity-method investment activity in 2010 compared to 2009 is primarily due to the recognition of a non-cash gain on a previously held equity position in a company that was acquired in 2010.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$46,985	$1,092	$48,077	$34,290	$(86)	$34,204	$24,691	$(182)	$24,509
Operating expenses	46,176	1,039	47,215	32,856	(58)	32,798	23,522	(142)	23,380
Income from operations	809	53	862	1,434	(28)	1,406	1,170	(41)	1,129

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by operating activities” for 2011, 2010, and 2009 (in millions):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$3,903	$3,495	$3,293
Purchases of fixed assets, including internal-use software and website development	(1,811)	(979)	(373)

Free cash flow	$2,092	$2,516	$2,920

Net cash used in investing activities	$(1,930)	$(3,360)	$(2,337)

Net cash provided by (used in) financing activities	$(482)	$181	$(280)

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

Guidance

We provided guidance on January 31, 2012 in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 31, 2012. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

First Quarter 2012 Guidance

•	Net sales are expected to be between $12.0 billion and $13.4 billion, or to grow between 22% and 36% compared with first quarter 2011.

•	Operating income (loss) is expected to be between $(200) million and $100 million, or between 162% decline and 69% decline compared with first quarter 2011.

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

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2011 (in millions, except percentages):

	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value at December 31, 2011
Money market funds	$3,651	$—	$—	$—	$—	$—	$3,651	$3,651
Weighted average interest rate	0.06%	—	—	—	—	—	0.06%
Corporate debt securities	140	280	124	1	—	—	545	563
Weighted average interest rate	1.46%	1.88%	2.01%	1.66%	—	—	1.80%
U.S . Government and Agency Securities	1,390	963	179	31	—	—	2,563	2,593
Weighted average interest rate	0.12%	0.29%	0.63%	1.16%	—	—	0.23%
Asset backed securities	23	26	5	—	—	—	54	55
Weighted average interest rate	1.16%	1.13%	1.77%	—	—	—	1.21%
Foreign government and agency securities	782	279	450	81	—	—	1,592	1,640
Weighted average interest rate	0.17%	0.87%	0.91%	0.91%	—	—	0.54%
Other securities	11	6	4	—	—	—	21	22
Weighted average interest rate	0.74%	0.75%	0.70%	—	—	—	0.74%

	$5,997	$1,554	$762	$113	$—	$—	$8,426

Cash equivalents and marketable fixed -income securities								$8,524

Foreign Exchange Risk

During 2011, net sales from our International segment accounted for 44% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2011, International segment revenues increased $1.1 billion in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2011 of $4.1 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $205 million, $405 million, and $815 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at December 31, 2011, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $55 million, $110 million, and $220 million, recorded to “Other income (expense), net.”

See Item 7 of Part II, “Effect of Exchange Rates,” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2011, our recorded basis in equity investments was $266 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 31, 2012

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,777	$3,444	$2,769

OPERATING ACTIVITIES:
Net income	631	1,152	902
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	1,083	568	378
Stock-based compensation	557	424	341
Other operating expense (income), net	154	106	103
Losses (gains) on sales of marketable securities, net	(4)	(2)	(4)
Other expense (income), net	(56)	(79)	(15)
Deferred income taxes	136	4	81
Excess tax benefits from stock-based compensation	(62)	(259)	(105)
Changes in operating assets and liabilities:
Inventories	(1,777)	(1,019)	(531)
Accounts receivable, net and other	(866)	(295)	(481)
Accounts payable	2,997	2,373	1,859
Accrued expenses and other	1,067	740	300
Additions to unearned revenue	1,064	687	1,054
Amortization of previously unearned revenue	(1,021)	(905)	(589)

Net cash provided by operating activities	3,903	3,495	3,293

INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(1,811)	(979)	(373)
Acquisitions, net of cash acquired, and other	(705)	(352)	(40)
Sales and maturities of marketable securities and other investments	6,843	4,250	1,966
Purchases of marketable securities and other investments	(6,257)	(6,279)	(3,890)

Net cash used in investing activities	(1,930)	(3,360)	(2,337)

FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	62	259	105
Common stock repurchased	(277)	—	—
Proceeds from long-term debt and other	177	143	87
Repayments of long-term debt, capital lease, and finance lease obligations	(444)	(221)	(472)

Net cash provided by (used in) financing activities	(482)	181	(280)
Foreign-currency effect on cash and cash equivalents	1	17	(1)

Net increase in cash and cash equivalents	1,492	333	675

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,269	$3,777	$3,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$14	$11	$32
Cash paid for income taxes (net of refunds)	33	75	48
Fixed assets acquired under capital leases	753	405	147
Fixed assets acquired under build-to-suit leases	259	172	188

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net product sales	$42,000	$30,792	$22,273
Net services sales	6,077	3,412	2,236

Total net sales	48,077	34,204	24,509

Operating expenses (1):
Cost of sales	37,288	26,561	18,978
Fulfillment	4,576	2,898	2,052
Marketing	1,630	1,029	680
Technology and content	2,909	1,734	1,240
General and administrative	658	470	328
Other operating expense (income), net	154	106	102

Total operating expenses	47,215	32,798	23,380

Income from operations	862	1,406	1,129
Interest income	61	51	37
Interest expense	(65)	(39)	(34)
Other income (expense), net	76	79	29

Total non-operating income (expense)	72	91	32

Income before income taxes	934	1,497	1,161
Provision for income taxes	(291)	(352)	(253)
Equity-method investment activity, net of tax	(12)	7	(6)

Net income	$631	$1,152	$902

Basic earnings per share	$1.39	$2.58	$2.08

Diluted earnings per share	$1.37	$2.53	$2.04

Weighted average shares used in computation of earnings per share:
Basic	453	447	433

Diluted	461	456	442

(1) Includes stock-based compensation as follows:

Fulfillment	$133	$90	$79
Marketing	39	27	20
Technology and content	292	223	182
General and administrative	93	84	60

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2011	2010
A S S E T S
Current assets:
Cash and cash equivalents	$5,269	$3,777
Marketable securities	4,307	4,985
Inventories	4,992	3,202
Accounts receivable, net and other	2,571	1,587
Deferred tax assets	351	196

Total current assets	17,490	13,747
Fixed assets, net	4,417	2,414
Deferred tax assets	28	22
Goodwill	1,955	1,349
Other assets	1,388	1,265

Total assets	$25,278	$18,797

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$11,145	$8,051
Accrued expenses and other	3,751	2,321

Total current liabilities	14,896	10,372
Long-term liabilities	2,625	1,561
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	0	0
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 473 and 468
Outstanding shares — 455 and 451	5	5
Treasury stock, at cost	(877)	(600)
Additional paid-in capital	6,990	6,325
Accumulated other comprehensive loss	(316)	(190)
Retained earnings	1,955	1,324

Total stockholders’ equity	7,757	6,864

Total liabilities and stockholders’ equity	$25,278	$18,797

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	428	$4	$(600)	$4,121	$(123)	$(730)	$2,672
Net income	—	—	—	—	—	902	902
Foreign currency translation gains, net of tax	—	—	—	—	62	—	62
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	4	—	4
Amortization of unrealized loss on terminated Euro Currency Swap, net of tax	—	—	—	—	1	—	1

Comprehensive income							969

Exercise of common stock options	7	—	—	19	—	—	19
Issuance of common stock for acquisition activity	9	1	—	1,144	—	—	1,145
Excess tax benefits from stock-based compensation	—	—	—	103	—	—	103
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	349	—	—	349

Balance at December 31, 2009	444	5	(600)	5,736	(56)	172	5,257
Net income	—	—	—	—	—	1,152	1,152
Foreign currency translation gains, net of tax	—	—	—	—	(137)	—	(137)
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	3	—	3

Comprehensive income							1,018

Exercise of common stock options	7	—	—	16	—	—	16
Excess tax benefits from stock-based compensation	—	—	—	145	—	—	145
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	428	—	—	428

Balance at December 31, 2010	451	5	(600)	6,325	(190)	1,324	6,864
Net income	—	—	—	—	—	631	631
Foreign currency translation gains, net of tax	—	—	—	—	(123)	—	(123)
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(3)	—	(3)

Comprehensive income							505

Exercise of common stock options	5	—	—	7	—	—	7
Repurchase of common stock	(1)	—	(277)	—	—	—	(277)
Excess tax benefits from stock-based compensation	—	—	—	62	—	—	62
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	569	—	—	569
Issuance of common stock for acquisition activity	—	—	—	27	—	—	27

Balance at December 31, 2011	455	$5	$(877)	$6,990	$(316)	$1,955	$7,757

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for four primary customer sets: consumers, sellers, enterprises, and content creators. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell Kindle devices. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We serve developers and enterprises of all sizes through AWS, which provides access to technology infrastructure that enables virtually any type of business. In addition, we generate revenue through other marketing and promotional services, such as online advertising, and co-branded credit card agreements.

We have organized our operations into two principal segments: North America and International. See “Note 11—Segment Information.”

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Services sales is presented separately, because it is now more than 10% of total net sales.

Principles of Consolidation

The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation, income taxes, valuation of investments and inventory, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of fixed assets , and internally-developed software, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2011	2010	2009
Shares used in computation of basic earnings per share	453	447	433
Total dilutive effect of outstanding stock awards (1)	8	9	9

Shares used in computation of diluted earnings per share	461	456	442

(1)	Calculated using the treasury stock method, which assumes proceeds are used to reduce the dilutive effect of outstanding stock awards. Assumed proceeds include the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

We provide fulfillment-related services in connection with certain of our sellers’ programs. Third-party sellers maintain ownership of their inventory, regardless of whether fulfillment is provided by us or the third-party sellers, and therefore these products are not included in our inventories.

Accounts Receivable, Net, and Other

Included in “Accounts receivable, net, and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At December 31, 2011 and 2010, vendor receivables, net, were $934 million and $763 million, and customer receivables, net, were $1.2 billion and $561 million.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. The allowance for doubtful accounts was $82 million and $77 million at December 31, 2011 and 2010.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2011, 2010, and 2009, we capitalized $307 million (including $51 million of stock-based compensation), $213 million (including $38 million of stock-based compensation), and $187 million (including $35 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $236 million, $184 million, and $172 million for 2011, 2010, and 2009.

Depreciation of Fixed Assets

Fixed assets include assets such as furniture and fixtures, heavy equipment, servers and networking equipment, internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally two years for assets such as internal-use software, three years for our servers and networking equipment, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no triggering events identified from the date of our assessment through December 31, 2011 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”

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

Investments

We generally invest our excess cash in investment grade short-to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

Equity investments, including our 31% investment in LivingSocial, are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of these investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is classified on our consolidated balance sheets as “Other assets.” Our share of the investees’ earnings or losses as reported by equity method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity method investees includes operating and non-operating gains and charges, which can have a significant impact on our reported equity-method investment activity and the carrying value of those investments. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment. We also consider whether our equity method investments generate sufficient cash flows from their operating or financing activities to meet their obligations and repay their liabilities when they come due.

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

Equity investments that have readily determinable fair values are classified as available-for-sale and are included in “Marketable securities” in our consolidated balance sheet and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”

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

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2011 or 2010.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2011 and 2010 were liabilities of $788 million and $503 million for unredeemed gift certificates. We reduce the liability for a gift certificate when redeemed by a customer. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $462 million and $461 million at December 31, 2011 and 2010. Non-current unearned revenue was $87 million and $34 million at December 31, 2011 and 2010.

Income Taxes

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $2.0 billion at December 31, 2011. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

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

We utilize a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our tax contingencies in income tax expense.

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of December 31, 2011, or December 31, 2010.

Revenue

We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Sales of our Kindle device are considered arrangements with multiple deliverables, consisting of the device, 3G wireless access and delivery for some models, and software upgrades. We allocate the arrangement price to each of the elements based on the estimated selling prices of each element. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the price if largely based on costs. The revenue related to the device, which is the substantial portion of the total sale price, and related costs are recognized upon delivery. Revenue related to 3G wireless access and delivery and software upgrades is amortized over the average life of the device, which is estimated to be three years.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Kindle devices sold through retailers are recognized at the point of sale to consumers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

Services sales represent third-party seller fees earned (including commissions) and related shipping fees and non-retail activities such as AWS, miscellaneous marketing and promotional activities, other seller sites, and our co-branded credit card arrangements. Services sales, net of promotional discounts and return allowances, are recognized when services have been rendered.

Return allowances, which reduce revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Amounts received in advance for subscription services, including amounts received for Amazon Prime and other membership programs, are deferred and recognized as revenue over the subscription term.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total sales.”

Cost of Sales

Cost of sales consists of the purchase price of consumer products and digital content where we are the seller of record, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers, and supply chain management for our manufactured Kindle devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.

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

Advertising and other promotional costs, are expensed as incurred, and were $1.4 billion, $890 million, and $593 million in 2011, 2010, and 2009. Prepaid advertising costs were not significant at December 31, 2011 and 2010.

Technology and Content

Technology and content expenses consist principally of technology infrastructure expenses and payroll and related expenses for employees involved in application, product, and platform development, category expansion, editorial content, buying, merchandising selection, and systems support, digital initiatives, as well as costs associated with the compute, storage and telecommunications infrastructure used internally and supporting AWS.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign currency transaction gains and losses of $64 million, $75 million, and $26 million in 2011, 2010, and 2009, and realized gains and losses on marketable securities sales of $4 million, $1 million, and $4 million in 2011, 2010, and 2009.

Foreign Currency

We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, China, Italy, and Spain. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. The functional currency of our subsidiaries that either operate or support these websites is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the remeasurement of intercompany balances, we recorded gains of $70 million, $70 million, and $5 million in 2011, 2010, and 2009.

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

In 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in Q1 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

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

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 31, 2011 and 2010 our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$1,207	$0	$0	$1,207
Level 1 securities:
Money market funds	3,651	0	0	3,651
Equity securities	2	0	(1)	1
Level 2 securities:
Foreign government and agency securities	1,627	14	(1)	1,640
U.S. government and agency securities	2,592	3	(2)	2,593
Corporate debt securities	562	3	(2)	563
Asset-backed securities	56	0	(1)	55
Other fixed income securities	22	0	0	22

	$9,719	$20	$(7)	$9,732

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(156)

Total cash, cash equivalents, and marketable securities				$9,576

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$613	$—	$—	$613
Level 1 securities:
Money market funds	1,882	—	—	1,882
Equity securities	2	—	(1)	1
Level 2 securities:
Foreign government and agency securities	2,152	7	(1)	2,158
U.S. government and agency securities	3,746	11	(1)	3,756
Corporate debt securities	457	3	(1)	459
Asset-backed securities	32	1	—	33
Other fixed income securities	17	—	—	17

	$8,901	$22	$(4)	$8,919

Less: Long-term restricted cash, cash equivalents, and marketable securities (1)				(157)

Total cash, cash equivalents, and marketable securities				$8,762

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 7—Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2011	2010	2009
Realized gains	$15	$5	$4
Realized losses	11	4	—

The following table summarizes contractual maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2011 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,011	$6,012
Due after one year through five years	2,498	2,512

	$8,509	$8,524

Note 3—FIXED ASSETS

Fixed assets, at cost, consisted of the following (in millions):

	December 31,
	2011	2010
Gross Fixed Assets (1):
Fulfillment and customer service	$1,633	$775
Technology infrastructure	2,573	1,192
Internal-use software, content, and website development	643	487
Other corporate assets	831	418
Construction in progress	106	384

Gross fixed assets	$5,786	$3,256

Accumulated Depreciation (1):
Fulfillment and customer service	364	211
Technology infrastructure	610	316
Internal-use software, content, and website development	294	255
Other corporate assets	101	60

Total accumulated depreciation	1,369	842

Total fixed assets, net	$4,417	$2,414

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

Depreciation expense on fixed assets was $1.0 billion, $552 million, and $384 million which includes amortization of fixed assets acquired under capital lease obligations of $335 million, $164 million, and $88 million for 2011, 2010, and 2009. Gross assets remaining under capital leases were $1.6 billion and $818 million at December 31, 2011 and 2010. Accumulated depreciation associated with capital leases was $603 million and $331 million at December 31, 2011 and 2010.

We capitalize construction in progress and record a corresponding long-term liability for lease agreements where we are considered the owner during the construction period for accounting purposes, including portions of our Seattle, Washington, corporate office space that we do not currently occupy. The building which we have not yet occupied is scheduled to be completed in 2012 and 2013.

For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. The long-term construction obligation is now considered long-term financing lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under financing leases were $595 million and $189 million at December 31, 2011 and 2010. Accumulated depreciation associated with financing leases was $37 million and $8 million at December 31, 2011 and 2010.

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

2011 Acquisition Activity

In 2011, we acquired certain companies for an aggregate purchase price of $771 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to expand our customer base and sales channels, including our consumer channels and subscription entertainment services. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$637
Existing equity interest	89
Indemnification holdbacks	25
Stock options assumed	20

$771

Allocation
Goodwill	$615
Intangible assets (1):
Marketing-related	130
Customer-related	94
Contract-based	6

230
Fixed assets	119
Deferred tax assets	49
Other assets acquired	68
Accounts payable	(65)
Debt	(70)
Deferred tax liabilities	(75)
Other liabilities assumed (2)	(100)

$771

(1)	Amortization periods range from 2 to 10 years, with a weighted-average amortization period of 8 years.
(2)	Includes a $38 million contingent liability related to historic tax exposures.

In addition to cash consideration and the fair value of vested stock options, the aggregate purchase price included the estimated fair value of our previous, noncontrolling interest in one of the acquired companies. We remeasured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $6 million in “equity-method investment activity, net of tax,” in our 2011 consolidated statement of operations. The fair value of assumed stock options was estimated using the Black-Scholes model. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. Purchased identifiable intangible assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives.

Pro Forma Financial Information (unaudited)

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and net losses of the acquired companies recorded in our consolidated statement of operations from the respective acquisition dates through December 31, 2011 were $511 million and $95 million. The following pro forma financial information presents our results as if these acquisitions had occurred at the beginning of 2010 (in millions):

	Year Ended December 31,
	2011	2010
Net sales	$48,356	$34,813
Net income	608	1,051

2010 Acquisition Activity

In 2010, we acquired certain companies for an aggregate purchase price of $228 million, resulting in goodwill of $111 million and acquired intangible assets of $91 million. The primary reasons for these acquisitions were to expand our customer base and sales channels. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined primarily by using the income and cost approaches. These intangible assets are being amortized on a straight-line or accelerated basis over their respective useful lives.

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

$1,134

The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach. Purchased identifiable intangible assets are being amortized on a straight-line or accelerated basis over their respective useful lives.

The following summarizes the allocation of the Zappos purchase price (in millions):

Goodwill	$778
Other net assets acquired	83
Deferred tax liabilities net	(167)
Intangible assets (1):
Marketing-related	223
Contract-based	103
Customer-related	114

$1,134

(1)	Acquired intangible assets have estimated useful lives of between 1 and 10 years.

Zappos’ financial results have been included in our consolidated statements of income since November 1, 2009. The following pro forma financial information presents our results as if the Zappos acquisition had occurred at the beginning of 2009 (in millions):

Year Ended December 31, 2009
Net sales	$25,064
Net income	853

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

Goodwill

The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2011 and 2010 by segment (in millions):

	North America	International	Consolidated
Goodwill—January 1, 2010	$1,055	$179	$1,234
New acquisitions	60	51	111
Other adjustments (1)	1	3	4

Goodwill—December 31, 2010	1,116	233	1,349

New acquisitions	417	198	615
Other adjustments (1)	—	(9)	(9)

Goodwill—December 31, 2011	$1,533	$422	$1,955

(1)	Primarily includes changes in foreign exchange for goodwill in our International segment.

Intangible Assets

Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following:

	Weighted Average Life Remaining	December 31,
		2011			2010
		Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
				(in millions)
Marketing-related	8.2	$408	$(74)	$334	$277	$(37)	$240
Contract-based	4.5	189	(74)	115	183	(43)	140
Technology and content	6.1	37	(13)	24	34	(10)	24
Customer-related	3.9	343	(169)	174	251	(92)	159

Acquired intangibles (2)	5.9	$977	$(330)	$647	$745	$(182)	$563

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	Intangible assets have estimated useful lives of between 1 and 10 years.

Amortization expense for acquired intangibles was $149 million, $105 million, and $48 million in 2011, 2010, and 2009. Expected future amortization expense of acquired intangible assets as of December 31, 2011 is as follows (in millions):

Year Ended December 31,
2012	$135
2013	114
2014	95
2015	79
2016	65
Thereafter	159

$647

Note 5—EQUITY-METHOD INVESTMENTS

Our equity-method investments include a 31% interest in LivingSocial. Summarized condensed financial information for this investee, as provided to us by LivingSocial, is as follows (in millions):

Year Ended December 31,
2011
Statement of Operations:
Revenue	$245
Operating expense	686
Other income (expense)	(117)

Net loss	$(558)

December 31,
2011
Balance Sheet:
Current assets	$156
Noncurrent assets	285
Current liabilities	225
Noncurrent liabilities	21
Mandatorily redeemable stock	199

As of December 31, 2011, the book value of our LivingSocial investment was $208 million. The summarized financial information is included for the periods in which we held an equity method ownership interest.

Note 6—LONG-TERM LIABILITIES

Our long-term liabilities are summarized as follows:

	December 31,
	2011	2010
	(in millions)
Long-term debt	$255	$184
Long-term capital lease obligations	598	276
Long-term financing lease obligations	562	181
Construction liability	57	260
Tax contingencies	266	243
Other	887	417

	$2,625	$1,561

Long-term Debt

Our long-term debt had a weighted average interest rate of 5.8% and 5.5% in 2011 and 2010 and has maturities in 2012 and 2013. Long-term debt relates to amounts borrowed to fund certain international operations. Long-term debt obligations are as follows:

December 31, 2011
(in millions)
Debt obligations	$384
Less current portion of debt obligation	(129)

Total long-term debt obligations	$255

Capital Leases

Certain of our equipment fixed assets, primarily related to technology infrastructure, have been acquired under capital leases. Long-term capital lease obligations are as follows:

December 31, 2011
(in millions)
Gross capital lease obligations	$1,024
Less imputed interest	(49)

Present value of net minimum lease payments	975
Less current portion of capital lease obligation	(377)

Total long-term capital lease obligations	$598

Financing Leases

We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liability.” As such, these arrangements are accounted for as financing leases. Long-term finance lease obligations are as follows:

December 31, 2011
(in millions)
Gross financing lease obligations	$863
Less imputed interest	(283)

Present value of net minimum lease payments	580
Less current portion of financing lease obligation	(18)

Total long-term financing lease obligations	$562

Construction Liabilities

We capitalize construction in progress and record a corresponding long-term liability for certain build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes, including our Seattle, Washington, corporate office space that we do not currently occupy. See “Note 3—Fixed Assets” for a discussion of these leases.

Tax Contingencies

As of December 31, 2011 and 2010, we have recorded tax reserves for tax contingencies, inclusive of accrued interest and penalties, of approximately $266 million and $243 million for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 10—Income Taxes” for discussion of tax contingencies.

The remainder of our long-term liabilities primarily include deferred tax liabilities, unearned revenue, asset retirement obligations, and deferred rental liabilities.

Note 7—COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $362 million, $225 million, and $171 million for 2011, 2010, and 2009.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of December 31, 2011:

	Year Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and interest	$147	$265	$—	$—	$—	$—	$412
Capital leases, including interest	397	316	150	58	29	74	1,024
Financing lease obligations, including interest (1)	49	51	54	55	56	598	863
Operating leases	380	420	407	354	300	1,232	3,093
Unconditional purchase obligations	117	84	66	48	23	—	338
Other commitments (2) (3) (4)	325	127	72	66	61	664	1,315

Total commitments	$1,415	$1,263	$749	$581	$469	$2,568	$7,045

(1)	Relates to the 1,370,000 square feet of occupied corporate office space under build-to-suit lease arrangements.
(2)	Includes contractual obligations with minimum firm commitments recorded as liabilities on the consolidated balance sheets.
(3)	Includes the estimated timing and payments for rent, operating expenses, and tenant improvements associated with approximately 330,000 square feet of corporate office space currently being developed under build-to-suit leases and which we anticipate occupying in 2012 to 2013. The amount of space available and our financial and other obligations under the lease agreements are affected by various factors, including government approvals and permits, interest rates, development costs and other expenses and our exercise of certain rights under the lease agreements. See “Note 3—Fixed Assets” for a discussion of these leases.
(4)	Excludes $229 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

We have pledged or otherwise restricted $156 million and $160 million in 2011 and 2010 of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases. We classify cash and marketable securities with use restrictions of twelve months or longer as non-current “Other assets” on our consolidated balance sheets.

Inventory Suppliers

During 2011, no vendor accounted for 10% or more of our inventory purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the following:

In June 2001, Audible, Inc., our subsidiary acquired in March 2008, was named as a defendant in a securities class-action filed in United States District Court for the Southern District of New York related to its initial public offering in July 1999. The lawsuit also named certain of the offering’s underwriters, as well as Audible’s officers and directors as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern

District of New York. The complaints allege that the prospectus and the registration statement for Audible’s offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Audible’s stock. Audible and its officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In March 2009, all parties, including Audible, reached a settlement of these class actions that would resolve this dispute entirely with no payment required from Audible. The settlement was approved by the Court in October 2009, and subsequently upheld by the United States Court of Appeals for the Second Circuit, and the appeal of the last remaining objector to the settlement was dismissed in January 2012.

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

In March 2009, Discovery Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged that our Kindle e-reader infringed a patent owned by Discovery purporting to cover an “Electronic Book Security and Copyright Protection System” (U.S. Patent No. 7,298,851) and sought monetary damages, a continuing royalty sufficient to compensate Discovery for any future infringement, treble damages, costs and attorneys’ fees. In May 2009, we filed counterclaims and an additional lawsuit in the United States District Court for the Western District of Washington against Discovery alleging infringement of several patents owned by Amazon and requesting a declaration that several Discovery patents, including the one listed above, are invalid and unenforceable. In November 2011, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff and a non-exclusive patent cross-license agreement. The settlement was not material to either the current or future years.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111) and seeks injunctive relief, monetary damages, costs and attorneys’ fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us the following month containing similar allegations. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter. In December 2011 the Court granted Amazon’s motion for summary judgment and dismissed the claims against Amazon with prejudice. The plaintiff is appealing that decision.

In May 2009, Big Baboon, Inc. filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that our third-party selling and payments technology infringes a patent owned by Big Baboon, Inc. purporting to cover an “Integrated Business-to-Business Web Commerce and Business Automation System” (U.S. Patent No. 6,115,690) and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. In February 2011, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patent in suit. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2009, SpeedTrack, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that our website technology infringes a patent owned by SpeedTrack purporting to cover a “Method For Accessing Computer Files and Data, Using Linked Categories Assigned to Each Data File Record on Entry of the Data File Record” (U.S. Patent Nos. 5,544,360) and seeks injunctive relief, monetary damages, enhanced damages, costs and attorneys’ fees. In November 2009, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patent in suit and the resolution of similar litigation against another party. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2009, Eolas Technologies Incorporated filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys’ fees. In July 2011, Eolas’s damages expert opined that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $135 million. Amazon’s damages expert has opined that, under the same circumstances, the maximum damages fairly recoverable against Amazon and its affiliates would be $1.2 million. Eolas’s damages could be trebled if Eolas prevails in its claim that any infringement was willful. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2009, Nazomi Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the processor core in our Kindle e-reader infringes two patents owned by Nazomi purporting to cover “Java virtual machine hardware for RISC and CISC processors” and “Java hardware accelerator using microcode engine” (U.S. Patent Nos. 7,080,362 and 7,225,436) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In January 2012, Nazomi added Amazon to a second lawsuit, which alleges, among other things, that the Kindle Fire infringes a patent owned by Nazomi purporting to cover a “Constant Pool Reference Resolution Method” (U.S. Patent No. 6,338,160) also seeking monetary damages, injunctive relief, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2010, Site Update Solutions LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes a patent owned by Site Update purporting to cover a “Process for Maintaining Ongoing Registration for Pages on a Given Search Engine” (U.S. Patent No. RE40,683) and seeks monetary damages, a future royalty, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2010, Positive Technologies Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our products, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “DC Integrating Display Driver Employing Pixel Status Memories” (U.S. Patent Nos. 5,444,457; 5,627,558 and 5,831,588) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In September 2010, Olympic Developments AG, LLC filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe two patents owned by the plaintiff purporting to cover a “Transactional Processing System” (U.S. Patent No. 5,475,585) and a “Device for Controlling Remote Interactive Receiver” (U.S. Patent No. 6,246,400B1) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleges that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and seeks monetary damages, costs, attorneys’ fees, and injunctive relief. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible and Zappos as defendants. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Global Sessions LP filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Amazon and AWS technologies infringe four patents owned by the plaintiff purporting to cover a “System And Method For Maintaining A State For A User Session Using A Web System Having A Global Session Server” (U.S. Patent No. 6,076,108), an “Enterprise Interaction Hub For Managing An Enterprise Web System” (U.S. Patent Nos. 6,085,220 and 6,360,249), and a “System And Method For Maintaining A State For A User Session Using A Web System” (U.S. Patent No. 6,480,894), and seeks monetary damages, a future royalty, injunctive relief, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Technology Innovations, LLC filed a complaint against us for patent infringement in the United States District Court for the Southern District of Texas. The complaint alleges, among other things, that Amazon’s sale of e-books and Kindle e-readers infringes a patent owned by the plaintiff purporting to cover a “Device For Including Enhancing Information With Printed Information And Method For Electronic Searching Thereof” (U.S. Patent No. 5,517,407) and seeks monetary damages, injunctive relief, costs, interest, and attorneys’ fees. The complaint was dismissed without prejudice in August 2011, but the plaintiff filed a new complaint against us in the United States District Court for the District of Delaware containing similar allegations and alleging infringement of an additional patent purporting to cover an “Apparatus for the Display of Embedded Information” (U.S. Patent No. 7,429,965). We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2011, SFA Systems, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by using computer-

implemented systems and methods for personalization Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover an “Integrated Computerized Sales Force Automation System” (U.S. Patent No. 6,067,525), and seeks monetary damages, interest, costs, and attorneys’ fees. In August 2011, the plaintiff filed an additional complaint against us in the United States District Court for the Eastern District of Texas alleging, among other things, that certain supply chain, sales, marketing, and inventory systems and methods used by Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover a “Sales Force Automation System and Method” (U.S. Patent No. 7,941,341), and seeking monetary damages, interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In April 2011, Walker Digital LLC filed six complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), offering products and services from retailers at discounted prices and arranging for users to buy them from merchants (U.S. Patent No. 6,249,772), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). A seventh complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. The complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters. In June 2011, the complaint alleging that we infringed U.S. Patent No. 6,249,772 was dismissed.

In July 2011, GPNE Corp. filed a complaint against us for patent infringement in the United States District Court for the District of Hawaii. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “Network Communication System Wherein a Node Obtains Resources for Transmitting Data by Transmitting Two Reservation Requests” (U.S. Patent No. 7,555,267), a “Communication System Wherein a Clocking Signal from a Controller, a Request from a Node, Acknowledgement of the Request, and Data Transferred from the Node are all Provided on Different Frequencies, Enabling Simultaneous Transmission of these Signals” (U.S. Patent No. 7,570,954) and a “Network Communication System with an Alignment Signal to Allow a Controller to Provide Messages to Nodes and Transmission of the Messages over Four Independent Frequencies” (U.S. Patent No. 7,792,492) and seeks monetary damages, interest, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Parallel Iron, LLC, filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that certain AWS file storage systems that include a Hadoop Distributed File System infringe a patent owned by the plaintiff purporting to cover “Methods and Systems for a Storage System With a Program-Controlled Switch for Routing Data” (U.S. Patent No. 7,415,565), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Lochner Technologies, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering products used for desktop virtualization or cloud computing solutions that provide virtual desktop environments Amazon infringes a patent owned by the plaintiff purporting to cover a “Modular Computer System” (U.S. Patent No. 7,035,598), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Semiconductor Ideas to the Market BV filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering products including our Kindle e-reader that employ receiver technology designed to diminish signal leakage Amazon infringes two patents owned by the plaintiff purporting to cover a “Receiver Comprising A Digitally Controlled Capacitor Bank” (U.S. Patent No. 7,299,018) and a “Communication Device” (U.S. Patent No. 7,072,614), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Droplets, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering web applications and software Amazon infringes two patents owned by the plaintiff purporting to cover a “System and Method for Delivering a Graphical User Interface of Remote Applications Over a Thin Client” (U.S. Patent No. 6,687,745) and a “System and Method for Delivering Remotely Stored Graphics and Information” (U.S. Patent No. 7,502,838), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Execware, LLC filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that by rapidly formatting and reformatting tabular displays of records, such as product listings on our websites, Amazon infringes a patent owned by the plaintiff purporting to cover an “Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display” (U.S. Patent No. 6,216,139), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Select Retrieval, Inc. filed complaints against us and one of our subsidiaries for patent infringement in the United States District Courts for the District of Oregon and the District of Delaware. The complaints allege, among other things, that certain aspects of our websites’ technology infringe a patent owned by the plaintiff purporting to cover “Data Display Software with Actions and Links Integrated with Information” (U.S. Patent No. 6,128,617), and seek monetary damages, injunctive relief, costs, and attorneys’ fees. In December 2011, the plaintiff dismissed all claims against us with prejudice.

In September 2011, LVL Patent Group, LLC filed three complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege, among other things, that certain aspects of our technology, including our mobile applications, infringe four patents owned by the plaintiff purporting to cover a “Telephone/Transaction Entry Device and System for Entering Transaction Data into Databases (U.S. Patent Nos. 5,805,676; 5,987,103; and 8,019,060) and a “Data Transaction Assembly Server” (U.S. Patent No. 6,044,382), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In October 2011, Smartphone Technologies LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain aspects of our Kindle devices infringe five patents owned by the plaintiff purporting to cover a “Power-Conserving Intuitive Device Discovery Technique In A Bluetooth Environment” (U.S. Patent No. 6,950,645); a “Handheld Computer System That Attempts To Establish An Alternative Network Link Upon Failing To Establish A Requested Network Link” (U.S. Patent No. 7,506,064); a “Method And Apparatus For Communicating Information Over Low Bandwidth Communications Networks” (U.S. Patent No. RE 40,459); a “Method For Controlling A Handheld Computer By Entering Commands Onto A Displayed Feature Of The Handheld Computer” (U.S. Patent No. 6,956,562); and a “System and Method For Displaying And Manipulating Multiple Calendars On A Personal Digital Assistant” (U.S. Patent No. 6,466,236). In December 2011, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff and a non-exclusive patent license agreement. The settlement was not material to either the current or future years.

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

In September 2010, the State of Texas issued an assessment of $269 million for uncollected sales taxes for the period from December 2005 to December 2009, including interest and penalties through the date of the assessment. The State of Texas is alleging that we should have collected sales taxes on applicable sales transactions during those years. We believe that the State of Texas did not provide a sufficient basis for its assessment and that the assessment is without merit. We intend to vigorously defend ourselves in this matter. In March 2011, the SEC staff notified us of an inquiry concerning this assessment. We cooperated with the staff’s inquiry, and in November 2011 the staff notified us that it had completed its inquiry.

In November 2011, the State of Arizona issued assessments on behalf of the State and certain cities in the amount of approximately $53 million, including tax and interest, for uncollected tax for the periods March 1, 2006 through December 31, 2010. The State of Arizona is alleging that we should have collected a transaction tax that is similar to a sales tax on applicable transactions during those years. We believe that the assessment is without merit and intend to vigorously defend ourselves in this matter.

Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.

See also “Note 10—Income Taxes.”

Note 8—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Common Stock

Common shares outstanding plus shares underlying outstanding stock awards totaled 468 million, 465 million, and 461 million, at December 31, 2011, 2010, and 2009. These totals include all vested and unvested stock-based awards outstanding, before consideration of estimated forfeitures.

Stock Repurchase Activity

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We repurchased 1.5 million shares of common stock for $277 million in 2011 under this repurchase program. We did not repurchase any of our common stock in 2010 or 2009.

Stock Award Plans

Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.

Stock Award Activity

We granted restricted stock units representing 5.4 million, 5.3 million, and 6.0 million shares of common stock during 2011, 2010, and 2009 with a per share weighted average fair value of $192.82, $140.43, and $79.24.

The following summarizes our restricted stock unit activity (in millions):

Number of Units
Outstanding at January 1, 2009	16.7
Units granted	6.0
Units vested	(6.0)
Units forfeited	(1.0)

Outstanding at December 31, 2009	15.7

Units granted	5.3
Units vested	(5.7)
Units forfeited	(1.3)

Outstanding at December 31, 2010	14.0

Units granted	5.4
Units vested	(5.1)
Units forfeited	(1.2)

Outstanding at December 31, 2011	13.1

Scheduled vesting for outstanding restricted stock units at December 31, 2011 is as follows (in millions):

	Year Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Scheduled vesting—restricted stock units	4.4	4.2	2.6	1.4	0.3	0.2	13.1

As of December 31, 2011, there was $842 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis resulting in approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

During 2011 and 2010, the fair value of restricted stock units that vested was $1.0 billion and $792 million.

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in both 2011 and 2010. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

Common Stock Available for Future Issuance

At December 31, 2011, common stock available for future issuance to employees is 155 million shares.

Note 9—OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$631	$1,152	$902
Net change in unrealized gains/losses on available-for-sale securities:
Unrealized gains (losses), net of tax of $1, $(2), and $(2)	(1)	5	7
Reclassification adjustment for losses (gains) included in net income, net of tax effect of $1, $0, and $1	(2)	(2)	(3)

Net unrealized gains (losses) on available for sale securities	(3)	3	4
Foreign currency translation adjustment, net of tax effect of $20, $29, and $0	(123)	(137)	62
Other	0	—	1

Other comprehensive income (loss)	(126)	(134)	67

Comprehensive income	$505	$1,018	$969

Balances within accumulated other comprehensive income (loss) are as follows:

	December 31,
	2011	2010
	(in millions)
Net unrealized losses on foreign currency translation, net of tax	$(326)	$(203)
Net unrealized gains on available-for-sale securities, net of tax	10	13

Total accumulated other comprehensive income (loss)	$(316)	$(190)

Note 10—INCOME TAXES

In 2011, 2010, and 2009 we recorded net tax provisions of $291 million, $352 million, and $253 million. A majority of this provision is non-cash. We have tax benefits relating to excess stock-based compensation that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid, net of refunds, were $33 million, $75 million, and $48 million for 2011, 2010, and 2009.

The components of the provision for income taxes, net are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current taxes:
U.S. and state	$103	$311	$149
International	52	37	23

Current taxes	155	348	172
Deferred taxes:
U.S. and state	157	1	89
International	(21)	3	(8)

Deferred taxes	136	4	81

Provision for income taxes, net	$291	$352	$253

U.S. and international components of income before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
U.S.	$658	$886	$529
International	276	611	632

Income before income taxes	$934	$1,497	$1,161

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of foreign tax differential	(8.4)	(12.7)	(16.9)
State taxes, net of federal benefits	1.5	1.5	1.1
Tax credits	(3.2)	(1.1)	(0.4)
Nondeductible stock-based compensation	4.1	1.6	1.7
Other, net	2.2	(0.8)	1.4

Total	31.2%	23.5%	21.9%

The effective tax rate in 2011, 2010, and 2009 was lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Such earnings primarily relate to our European operations, which are headquartered in Luxembourg. The favorable effective tax rate impact of earnings in lower tax rate jurisdictions is offset by other items, principally losses incurred in jurisdictions for which we may not be able to realize a related tax benefit.

Deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Net operating losses (1)	$156	$93
Stock-based compensation	178	101
Assets held for investment	64	61
Deferred revenue	41	3
Accrued liabilities, reserves, & other expenses	412	269
Other items	98	80
Tax credits (2)	7	14

Total gross deferred tax assets	956	621
Less valuation allowance (3)	(227)	(146)

Deferred tax assets, net of valuation allowance	729	475
Deferred tax liabilities:
Acquisition related intangible assets	(231)	(209)
Depreciation & amortization	(572)	(135)
Other items	(21)	(91)

Net deferred tax assets (liabilities), net of valuation allowance	$(95)	$40

(1)	Excluding $129 million and $18 million of deferred tax assets at December 31, 2011 and 2010, related to net operating losses that result from excess stock based compensation.
(2)	Excluding $278 million and $231 million of deferred tax assets at December 31, 2011 and 2010, related to tax credits that result from excess stock based compensation.
(3)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain foreign taxing jurisdictions.

As of December 31, 2011, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $384 million, $474 million and $585 million. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2025, 2012, and 2012, respectively. As of December 31, 2011, our tax credit carryforwards for income tax purposes were approximately $285 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2015.

The company’s consolidated balance sheet reflects net operating losses and tax credit carryforwards excluding amounts resulting from excess stock-based compensation. Accordingly, such losses and credits from excess stock-based compensation are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

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

The reconciliation of our tax contingencies is as follows:

	December 31,
	2011	2010	2009
	(in millions)
Gross tax contingencies—January 1	$213	$181	$166
Gross increases to tax positions in prior periods	22	31	15
Gross decreases to tax positions in prior periods	(3)	(1)	0
Gross increases to current period tax positions	4	5	1
Audit settlements paid	(1)	(3)	0
Lapse of statute of limitations	(6)	0	0
Foreign exchange gain (loss) on tax contingencies	0	0	(1)

Gross tax contingencies—December 31 (1)	$229	$213	$181

(1)	As of December 31, 2011, we had $229 million of tax contingencies all of which, if fully recognized, would decrease our effective tax rate.

As of December 31, 2011 and 2010, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $24 million and $21 million. Interest and penalties, net of federal income tax benefit, recognized for the year ended December 31, 2011 and 2010 was $3 million and $4 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. In addition, while we have not yet received a Revenue Agent’s Report generally issued at the conclusion of an IRS examination, we have received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The notices propose an increase to our U.S. taxable income that would result in additional federal tax expense over a seven year period beginning in 2005, totaling approximately $1.5 billion, subject to interest. We disagree with the proposed adjustments and intend to vigorously contest them. If we are not able to resolve these proposed adjustments at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration for the calendar year 2006 or thereafter. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Japan, Luxembourg, and the United Kingdom. We are or may be subject to examination by these particular tax authorities for the calendar year 2003 or thereafter.

Due to the nature of our business operations, we expect the total amount of tax contingencies for prior period positions will grow in 2012 in comparable amounts to 2011. Also, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2011. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
North America
Net sales	$26,705	$18,707	$12,828
Segment operating expenses (1)	25,772	17,752	12,119

Segment operating income	$933	$955	$709

International
Net sales	$21,372	$15,497	$11,681
Segment operating expenses (1)	20,732	14,516	10,818

Segment operating income	$640	$981	$863

Consolidated
Net sales	$48,077	$34,204	$24,509
Segment operating expenses (1)	46,504	32,268	22,937

Segment operating income	1,573	1,936	1,572
Stock-based compensation	(557)	(424)	(341)
Other operating income (expense), net	(154)	(106)	(102)

Income from operations	862	1,406	1,129
Total non-operating income (expense)	72	91	32
Provision for income taxes	(291)	(352)	(253)
Equity-method investment activity, net of tax	(12)	7	(6)

Net income	$631	$1,152	$902

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net Sales:
Consolidated
Media	$17,779	$14,888	$12,774
Electronics and other general merchandise	28,712	18,363	11,082
Other (1)	1,586	953	653

Total consolidated	$48,077	$34,204	$24,509

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional activities, other seller sites, and our co-branded credit card agreements.

Net sales earned from retail sales of consumer products (including from sellers) and subscriptions outside of the U.S. represented between 45% to 49% of net sales for 2011, 2010, and 2009. Net sales earned in Germany, Japan, and United Kingdom each represented 11% to 15% of net sales in 2011 and 2010, and 13% to 17% of net sales in 2009.

Total assets, fixed assets, net, and total fixed asset additions, by segment, reconciled to consolidated amounts were (in millions):

	Year Ended December 31,
	2011	2010
North America
Total assets	$16,461	$12,460
Fixed assets, net	3,413	1,958
Total fixed asset additions	2,259	1,365
International
Total assets	$8,817	$6,337
Fixed assets, net	1,004	456
Total fixed asset additions	785	321
Consolidated
Total assets	$25,278	$18,797
Fixed assets, net	4,417	2,414
Total fixed asset additions	3,044	1,686

Fixed assets, net, located outside of the U.S. represented less than 10% of consolidated fixed assets, net, for any individual country.

Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
North America	$795	$455	$327
International	239	97	57

Consolidated	$1,034	$552	$384

Note 12—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2011 and 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2011 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$17,431	$10,876	$9,913	$9,857
Income before income taxes	273	130	225	307
Provision for income taxes	86	67	49	89
Net income	177	63	191	201
Basic earnings per share	$0.39	$0.14	$0.42	$0.44
Diluted earnings per share	$0.38	$0.14	$0.41	$0.44
Shares used in computation of earnings per share:
Basic	455	454	453	451
Diluted	462	461	460	459

	Year Ended December 31, 2010 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$12,948	$7,560	$6,566	$7,131
Income before income taxes	506	292	297	401
Provision for income taxes	84	79	88	100
Net income	416	231	207	299
Basic earnings per share	$0.93	$0.51	$0.46	$0.67
Diluted earnings per share	$0.91	$0.51	$0.45	$0.66
Shares used in computation of earnings per share:
Basic	450	448	447	445
Diluted	458	456	455	454

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Amazon.com, Inc. and our report dated January 31, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

January 31, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011

Consolidated Statements of Operations for each of the three years ended December 31, 2011

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2011

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(2) Index to Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 31, 2012.

AMAZON.COM, INC.

By:	/S/ JEFFREY P. BEZOS
Jeffrey P. Bezos President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 31, 2012.

Signature	Title

/S/ JEFFREY P. BEZOS Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS J. SZKUTAK Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ SHELLEY REYNOLDS Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/S/ TOM A. ALBERG Tom A. Alberg	Director

/S/ JOHN SEELY BROWN John Seely Brown	Director

/S/ WILLIAM B. GORDON William B. Gordon	Director

/S/ BLAKE G. KRIKORIAN Blake G. Krikorian	Director

/S/ ALAIN MONIÉ Alain Monié	Director

/S/ JONATHAN J. RUBINSTEIN Jonathan J. Rubinstein	Director

/S/ THOMAS O. RYDER Thomas O. Ryder	Director

/S/ PATRICIA Q. STONESIFER Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
	(in millions)
Allowance for doubtful accounts
December 31, 2011	$77	$87	$(82)	$82
December 31, 2010	66	75	(64)	77
December 31, 2009	76	55	(65)	66

Allowance for sales returns and commissions
December 31, 2011	$103	$(490)	$542	$155
December 31, 2010	76	(396)	423	103
December 31, 2009	36	(154)	194	76

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter ended March 31, 2010).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.4†	Offer Letter of Employment to H. Brian Valentine, dated June 23, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007).

10.5†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.6†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.7†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.8†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	Executive Compensation Plan or Agreement