Form 10-Q
period 2012-03-31
AMAZON COM INC
filed 2012-04-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

450,525,501 shares of common stock, par value $0.01 per share, outstanding as of April 13, 2012

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2012	2011	2012	2011

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,269	$3,777	$2,641	$1,844
OPERATING ACTIVITIES:
Net income	130	201	561	1,054
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	457	202	1,338	652
Stock-based compensation	160	110	605	448
Other operating expense (income), net	46	33	168	112
Losses (gains) on sales of marketable securities, net	(2)	2	(8)	1
Other expense (income), net	15	37	(78)	(36)
Deferred income taxes	(38)	15	83	38
Excess tax benefits from stock-based compensation	(40)	(46)	(56)	(219)
Changes in operating assets and liabilities:
Inventories	747	343	(1,374)	(997)
Accounts receivable, net and other	746	359	(479)	(170)
Accounts payable	(4,258)	(2,649)	1,388	1,641
Accrued expenses and other	(529)	(183)	721	697
Additions to unearned revenue	397	210	1,252	709
Amortization of previously unearned revenue	(269)	(220)	(1,070)	(897)

Net cash provided by (used in) operating activities	(2,438)	(1,586)	3,051	3,033
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(386)	(298)	(1,899)	(1,138)
Acquisitions, net of cash acquired, and other	(50)	(139)	(615)	(473)
Sales and maturities of marketable securities and other investments	1,738	1,939	6,641	5,318
Purchases of marketable securities and other investments	(852)	(1,112)	(5,997)	(6,135)

Net cash provided by (used in) investing activities	450	390	(1,870)	(2,428)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	40	46	56	219
Common stock repurchased	(960)	—	(1,237)	—
Proceeds from long-term debt and other	68	89	154	168
Repayments of long-term debt, capital lease, and finance lease obligations	(153)	(111)	(483)	(295)

Net cash provided by (used in) financing activities	(1,005)	24	(1,510)	92
Foreign-currency effect on cash and cash equivalents	12	36	(24)	100

Net increase (decrease) in cash and cash equivalents	(2,981)	(1,136)	(353)	797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,288	$2,641	$2,288	$2,641

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$6	$3	$17	$12
Cash paid for income taxes (net of refunds)	19	7	45	79
Fixed assets acquired under capital leases	149	181	721	526
Fixed assets acquired under build-to-suit leases	17	69	207	182

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net product sales	$11,249	$8,698
Net services sales	1,936	1,159

Total net sales	13,185	9,857
Operating expenses (1):
Cost of sales	10,027	7,608
Fulfillment	1,295	855
Marketing	480	327
Technology and content	945	579
General and administrative	200	133
Other operating expense (income), net	46	33

Total operating expenses	12,993	9,535

Income from operations	192	322
Interest income	12	15
Interest expense	(21)	(12)
Other income (expense), net	(99)	(18)

Total non-operating income (expense)	(108)	(15)

Income before income taxes	84	307
Provision for income taxes	(43)	(89)
Equity-method investment activity, net of tax	89	(17)

Net income	$130	$201

Basic earnings per share	$0.29	$0.44

Diluted earnings per share	$0.28	$0.44

Weighted average shares used in computation of earnings per share:
Basic	453	451

Diluted	460	459

(1) Includes stock-based compensation as follows:
Fulfillment	$37	$24
Marketing	12	7
Technology and content	85	61
General and administrative	26	18

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$130	$201

Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(38) and $(7)	137	135
Change in unrealized gains on available-for-sale securities, net of tax of $(2) and $(5)	5	(11)

Total other comprehensive income	142	124

Comprehensive income	$272	$325

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,288	$5,269
Marketable securities	3,427	4,307
Inventories	4,255	4,992
Accounts receivable, net and other	1,813	2,571
Deferred tax assets	371	351

Total current assets	12,154	17,490
Fixed assets, net	4,653	4,417
Deferred tax assets	27	28
Goodwill	1,970	1,955
Other assets	1,535	1,388

Total assets	$20,339	$25,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,886	$11,145
Accrued expenses and other	3,602	3,751

Total current liabilities	10,488	14,896
Long-term liabilities	2,580	2,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 474 and 473
Outstanding shares — 450 and 455	5	5
Treasury stock, at cost	(1,837)	(877)
Additional paid-in capital	7,192	6,990
Accumulated other comprehensive loss	(174)	(316)
Retained earnings	2,085	1,955

Total stockholders’ equity	7,271	7,757

Total liabilities and stockholders’ equity	$20,339	$25,278

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2012 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2011 Annual Report on Form 10-K.

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

Equity-method investments

Equity investments, including our 29% investment in LivingSocial, are accounted for using the equity-method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities and goodwill, is included within “Other assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity-method investees includes operating and non-operating gains and charges, which can have a significant impact on our reported equity-method investment activity and the carrying value of those investments. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements in Q1 2012 for all periods presented.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2012, and December 31, 2011, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of March 31, 2012, or December 31, 2011.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2012				December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$1,044	$—	$—	$1,044	$1,207
Level 1 securities:
Money market funds	1,231	—	—	1,231	3,651
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	1,193	15	—	1,208	1,640
U.S. government and agency securities	1,689	4	(2)	1,691	2,593
Corporate debt securities	649	5	—	654	563
Asset-backed securities	54	—	—	54	55
Other fixed income securities	16	—	—	16	22

	$5,878	$24	$(3)	$5,899	$9,732

Less: Restricted cash, cash equivalents, and marketable securities (1)				(184)	(156)

Total cash, cash equivalents, and marketable securities				$5,715	$9,576

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $111 million and $74 million for Q1 2012 and Q1 2011.

The following summarizes our principal contractual commitments, excluding open orders for inventory purchases that support normal operations, as of March 31, 2012:

	Nine Months Ended December 31, 2012	Year Ended December 31,

		2013	2014	2015	2016	Thereafter	Total
	(in millions)
Operating and capital commitments:
Debt principal and interest	$118	$287	$2	$34	$—	$—	$441
Capital leases, including interest	328	361	201	70	35	76	1,071
Financing lease obligations, including interest	37	51	54	55	56	598	851
Operating leases	327	476	469	410	353	1,609	3,644
Unconditional purchase obligations	94	140	87	58	25	—	404
Other commitments (1) (2)	336	120	51	48	46	465	1,066

Total commitments	$1,240	$1,435	$864	$675	$515	$2,748	$7,477

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with build-to-suit leases that have not been placed in service.
(2)	Excludes $233 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of March 31, 2012, and December 31, 2011, we have pledged or otherwise restricted $184 million and $156 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2011 Annual Report on Form 10-K, as supplemented by the following:

In October 2009, Eolas Technologies Incorporated filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys’ fees. In February 2012, the Court held a jury trial to determine the validity of the asserted patent claims, and the jury found all asserted claims invalid. The plaintiff is expected to appeal.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleges that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and seeks monetary damages, costs, attorneys’ fees, and injunctive relief. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible and Zappos as defendants. In April 2012, Kelora’s damages expert opined that, if we are found to infringe the patent-in-suit and the patent is found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $25 million. While our damages expert has not yet issued its report, we anticipate that the expert will opine that, under the same circumstances, the maximum damages fairly recoverable against Amazon and its affiliates would be substantially lower. Kelora’s damages could be trebled if Kelora prevails in its claim that any infringement was willful. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In April 2011, Walker Digital LLC filed several complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. The complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters.

In September 2011, Execware, LLC filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged, among other things, that by rapidly formatting and reformatting tabular displays of records, such as product listings on our websites, Amazon infringes a patent owned by the plaintiff purporting to cover an “Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display” (U.S. Patent No. 6,216,139), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In March 2012, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff and a non-exclusive patent license agreement. The settlement was not material to either the current or future years.

In March 2012, Data Carriers, LLC filed a complaint against us in the United States District Court for the District of Delaware alleging, among other things, that certain aspects of the software used in Kindle and on www.amazon.com, www.imdb.com, www.zappos.com, www.wireless.amazon.com, and www.audible.com infringe U.S. Patent No. 5,388,198, entitled “Proactive Presentation of Automating Features to a Computer User.” The complaint seeks an unspecified amount of damages, attorneys’ fees, and interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2012, OIP Technologies, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleges, among other things, that certain aspects of our pricing methods infringe U.S. Patent No. 7,970,713, entitled “Method and Apparatus for Automatic Pricing in Electronic Commerce.” The complaint seeks three times an unspecified amount of damages, attorneys’ fees, and interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2011 Annual Report on Form 10-K, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

In September 2010, the State of Texas issued an assessment of $269 million for uncollected sales taxes for the period from December 2005 to December 2009, including interest and penalties through the date of the assessment. The State of Texas alleged that we should have collected sales taxes on applicable sales transactions during those years. While we continue to believe the assessment was without merit, in April 2012, we entered into a settlement with the State of Texas that included an agreement to collect sales taxes on applicable sales transactions for our US-focused internet retailers beginning July 1, 2012, resolution of Texas sales taxes up to that date, certain commitments related to capital investment and job creation in the state, and an immaterial payment to the state.

See also “Note 6 — Income Taxes.”

Note 4 — Equity-Method Investments

Our equity-method investments include a 29% interest in LivingSocial. Summarized condensed financial information for this investee, as provided to us by LivingSocial, is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Statement of Operations:
Revenue	$110	$41
Operating expense	202	144

Operating loss	(92)	(103)
Net income (loss) (1)	$156	$(60)

(1)	The difference between the operating loss and net income in Q1 2012 is primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during the quarter.

As of March 31, 2012, the book value of our LivingSocial investment was $298 million. The summarized financial information is included for the periods in which we held an equity-method ownership interest.

Note 5 — Stockholders’ Equity

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2 billion of our common stock with no fixed expiration. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of our common stock for $960 million in Q1 2012 under this program.

Stock Award Activity

We granted restricted stock units representing 0.9 million and 0.7 million shares of common stock with a per share weighted average fair value of $190.93 and $171.47 during Q1 2012 and Q1 2011.

Common shares outstanding plus shares underlying outstanding stock awards totaled 464 million and 468 million at March 31, 2012, and December 31, 2011. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the three months ended March 31, 2012 (in millions):

Number of Units
Outstanding at December 31, 2011	13.1
Units granted	0.9
Units vested	(0.8)
Units forfeited	(0.3)

Outstanding at March 31, 2012	12.9

Scheduled vesting for outstanding restricted stock units at March 31, 2012, is as follows (in millions):

	Nine Months Ended December 31, 2012	Year Ended December 31,

		2013	2014	2015	2016	Thereafter	Total
Scheduled vesting—restricted stock units	3.5	4.2	2.8	1.7	0.7	0.0	12.9

As of March 31, 2012, there was $822 million of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

Note 6 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate is subject to significant volatility due to several factors, including from variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, foreign currency gains (losses), changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the US federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% US federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q1 2012 in jurisdictions for which no tax benefit is recognized. Accordingly, our 51% Q1 2012 effective tax rate is higher than both our current estimated annual effective rate and our 2011 effective tax rate.

Cash paid for income taxes (net of refunds) was $19 million and $7 million in Q1 2012 and Q1 2011.

As of March 31, 2012 and December 31, 2011, gross unrecognized tax benefits (tax contingencies) were $233 million and $229 million. Due to the nature of our business operations, we expect the total amount of our tax contingencies for prior period tax positions will grow in 2012 in comparable amounts to 2011; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months, we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies.

We are under examination by the IRS for calendar years 2005 and 2006 and may be subject to examination by the IRS for all years thereafter. Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (FTA) for calendar year 2006 or thereafter. In March 2012, the U.S. and Japanese tax authorities reached an agreement on the allocation of our income between the U.S. and Japan for calendar years 2006 through 2012. The amount of tax expense, net of related foreign tax credits, recorded for this agreement was not significant. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Luxembourg, and the United Kingdom. We are or may be subject to examination by these particular tax authorities for the calendar year 2003 and thereafter.

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

Information on reportable segments and reconciliation to consolidated net income was as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
North America
Net sales	$7,427	$5,465
Segment operating expenses (1)	7,078	5,175

Segment operating income	$349	$290

International
Net sales	$5,758	$4,392
Segment operating expenses (1)	5,709	4,217

Segment operating income	$49	$175

Consolidated
Net sales	$13,185	$9,857
Segment operating expenses (1)	12,787	9,392

Segment operating income	398	465
Stock-based compensation	(160)	(110)
Other operating income (expense), net	(46)	(33)

Income from operations	192	322
Total non-operating income (expense)	(108)	(15)
Provision for income taxes	(43)	(89)
Equity-method investment activity, net of tax	89	(17)

Net income	$130	$201

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net Sales:
Media	$4,710	$3,958
Electronics and other general merchandise	7,975	5,588
Other (1)	500	311

	$13,185	$9,857

(1)	Includes non-retail activities, such as Amazon Web Services (“AWS”), miscellaneous marketing and promotional agreements, our co-branded credit card agreements, and other seller sites.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2011 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2011 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at March 31, 2012 we would have recorded an additional cost of sales of approximately $43 million.

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

During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2011, would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2012, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $18 million impact on our Q1 2012 operating income. Our estimated forfeiture rate at March 31, 2012, and December 31, 2011, was 28% for both periods.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. For example, over 50% of the compensation cost related to an award vesting ratably over four years is expensed in the first year. If forfeited early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Operating activities	$(2,438)	$(1,586)	$3,051	$3,033
Investing activities	450	390	(1,870)	(2,428)
Financing activities	(1,005)	24	(1,510)	92

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.15 billion for the trailing twelve months ended March 31, 2012, compared to $1.90 billion for the trailing twelve months ended March 31, 2011, a decrease of 39%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended March 31, 2012, compared to the comparable prior year period was primarily due to increased capital expenditures, changes in working capital2,, and less net income, partially offset by decreases in noncash expenses, increases in deferred revenue, and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our federal taxable income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.7 billion and $9.6 billion at March 31, 2012, and December 31, 2011. Amounts held in foreign currencies were $3.0 billion and $4.1 billion at March 31, 2012, and December 31, 2011, and were primarily Euros, British Pounds and Japanese Yen.

Cash provided by (used in) operating activities was $(2.4) billion and $(1.6) billion for Q1 2012 and Q1 2011. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

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

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies, and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $450 million and $390 million for Q1 2012 and Q1 2011, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $386 million and $298 million during Q1 2012 and Q1 2011, with the sequential increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $75 million and $52 million for internal-use software and website development during Q1 2012 and Q1 2011. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $50 million and $139 million during Q1 2012 and Q1 2011.

Cash provided by (used in) financing activities was $(1.0) billion and $24 million for Q1 2012 and Q1 2011. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $153 million and $111 million in Q1 2012 and Q1 2011. In Q1 2012, we repurchased $960 million of our common stock under the $2 billion repurchase program authorized by our Board of Directors (see Item 2 of Part II – “Unregistered Sales of Equity Securities and Use of Proceeds”). Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $68 million and $89 million in Q1 2012 and Q1 2011. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $40 and $46 million for Q1 2012 and Q1 2011.

We recorded net tax provisions of $43 million and $89 million in Q1 2012 and Q1 2011. A majority of this provision is non-cash. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Cash taxes paid (net of refunds) were $19 million and $7 million for Q1 2012 and Q1 2011. As of December 31, 2011, our federal net operating loss carryforward was approximately $384 million and we had approximately $273 million of federal tax credits potentially available to offset future tax liabilities. Once we utilize federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock, which replaces the prior February 2008 repurchase authorization. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of common stock for $960 million in Q1 2012.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $3 billion at March 31, 2012. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions. Additionally, in March 2012, we signed an agreement to acquire Kiva Systems, Inc., for approximately $775 million in cash, which we expect to satisfy with cash on hand. We expect the acquisition to close in Q2 2012, subject to regulatory approvals and closing conditions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover4 was 10 and 12 for Q1 2012 and Q1 2011. We expect variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities. Net sales information is as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net Sales:
North America	$7,427	$5,465
International	5,758	4,392

Consolidated	$13,185	$9,857

Year-over-year Percentage Growth:
North America	36%	45%
International	31	31
Consolidated	34	38
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	36%	45%
International	32	27
Consolidated	34	36
Net Sales Mix:
North America	56%	55%
International	44	45

Consolidated	100%	100%

Sales increased 34% in Q1 2012. Changes in currency exchange rates impacted net sales by $(56) million for Q1 2012 and $144 million for Q1 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 36% in Q1 2012 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 31% in Q1 2012 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(55) million for Q1 2012 and $141 million for Q1 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Shipping Activity:
Shipping revenue (1)(2)(3)	$461	$330
Outbound shipping costs	(1,129)	(786)

Net shipping cost	$(668)	$(456)

Year-over-year Percentage Growth:
Shipping revenue	40%	33%
Outbound shipping costs	44	52
Net shipping cost	47	69
Percent of Net Sales:
Shipping revenue	3.5%	3.3%
Outbound shipping costs	(8.6)	(7.9)

Net shipping cost	(5.1)%	(4.6)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes the portion of amounts earned from Amazon Prime memberships.
(3)	Shipping revenue for the three months ended March 31, 2012, includes amounts earned from Fulfillment By Amazon programs related to shipping services.

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

Net sales by similar products and services were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net Sales:
North America
Media	$2,197	$1,885
Electronics and other general merchandise	4,772	3,303
Other (1)	458	277

Total North America	$7,427	$5,465

International
Media	$2,513	$2,073
Electronics and other general merchandise	3,203	2,285
Other (1)	42	34

Total International	$5,758	$4,392

Consolidated
Media	$4,710	$3,958
Electronics and other general merchandise	7,975	5,588
Other (1)	500	311

Total consolidated	$13,185	$9,857

Year-over-year Percentage Growth:
North America
Media	17%	18%
Electronics and other general merchandise	44	63
Other	66	74
Total North America	36	45
International
Media	21%	13%
Electronics and other general merchandise	40	54
Other	24	15
Total International	31	31
Consolidated
Media	19%	15%
Electronics and other general merchandise	43	59
Other	61	65
Total consolidated	34	38
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	22%	9%
Electronics and other general merchandise	42	49
Other	26	12
Total International	32	27
Consolidated
Media	19%	13%
Electronics and other general merchandise	43	57
Other	61	64
Total consolidated	34	36
Consolidated Net Sales Mix:
Media	36%	40%
Electronics and other general merchandise	60	57
Other	4	3

Total consolidated	100%	100%

(1)	Includes non-retail activities, such as AWS, miscellaneous marketing and promotional activities, our co-branded credit card agreements, and other seller sites.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended March 31,
	2012			2011
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$10,027	$—	$10,027	$7,608	$—	$7,608
Fulfillment	1,295	(37)	1,258	855	(24)	831
Marketing	480	(12)	468	327	(7)	320
Technology and content	945	(85)	860	579	(61)	518
General and administrative	200	(26)	174	133	(18)	115
Other operating expense (income), net	46	—	46	33	—	33

Total operating expenses	$12,993	$(160)	$12,833	$9,535	$(110)	$9,425

Year-over-year Percentage Growth:
Fulfillment	51%		52%	57%		57%
Marketing	47		47	63		63
Technology and content	63		66	58		62
General and administrative	49		50	37		44
Percent of Net Sales:
Fulfillment	9.8%		9.5%	8.7%		8.4%
Marketing	3.6		3.6	3.3		3.2
Technology and content	7.2		6.5	5.9		5.3
General and administrative	1.5		1.3	1.4		1.2

Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Cost of Sales

Cost of sales consists of the purchase price of consumer products and digital content where we are the seller of record, including Prime Instant Video, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.

The increase in cost of sales in absolute dollars in Q1 2012 compared to the comparable prior year period is primarily due to increased product, digital content, and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended March 31,
	2012	2011
Gross profit (in millions)	$3,158	$2,249
Gross margin	24.0%	22.8%

Gross margin increased in Q1 2012 compared to the comparable prior year primarily due to service sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q1 2012, compared to the comparable prior year period, is primarily due to variable costs corresponding with physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in Q1 2012, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, such as our Associates program and sponsored search programs, and payroll and related expenses.

While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content including seller platforms, digital initiatives, AWS, and expansion of new and existing product categories and offerings, as well as technology infrastructure, so we may continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.

The increase in technology and content costs in absolute dollars in Q1 2012 compared to the comparable prior year period is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure. We expect these trends to continue over time as we invest in these areas by adding technology infrastructure and increasing payroll and related expenses. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2011 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

During Q1 2012 and Q1 2011, we capitalized $88 million (including $13 million of stock-based compensation) and $62 million (including $10 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $71 million and $52 million for Q1 2012 and Q1 2011. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q1 2012 compared to the comparable prior year period is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $160 million and $110 million during Q1 2012 and Q1 2011. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income) was $46 million and $33 million for Q1 2012 and Q1 2011 and was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 40% to $192 million in Q1 2012, from $322 million in Q1 2011.

Interest Income and Expense

Our interest income was $12 million and $15 million during Q1 2012 and Q1 2011. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $21 million and $12 million during Q1 2012 and Q1 2011.

Other Income (Expense), Net

Other income (expense), net was $(99) million and $(18) million during Q1 2012 and Q1 2011. The primary component of other income (expense), net, is related to foreign-currency gains (losses) on intercompany balances. The decrease is primarily due to the weakening of the Japanese Yen against the U.S. Dollar and the Euro during the period.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the US federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% US federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q1 2012 in jurisdictions for which no tax benefit is recognized. Accordingly, our 51% Q1 2012 effective tax rate is higher than both our current estimated annual effective rate and our 2011 effective tax rate.

Equity–Method Investment Activity, Net of Tax

Equity–method investment activity, net of tax, was $89 and $(17) million during Q1 2012 and Q1 2011. The increase in equity-method investment activity in Q1 2012 compared to Q1 2011 is primarily due to $53 million of equity-method income and gains of $36 million as a result of reductions in our equity ownership, through dilution, in LivingSocial. The equity-method income is primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies LivingSocial acquired during the quarter.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2012			2011
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$13,241	$(56)	$13,185	$9,713	$144	$9,857
Operating expenses	13,045	(52)	12,993	9,398	137	9,535
Income from operations	196	(4)	192	315	7	322

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of “Free cash flow,” operating expenses with and without stock-based compensation, and the effect of exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended March 31, 2012 and 2011 (in millions):

	Twelve Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$3,051	$3,033
Purchases of fixed assets, including internal-use software and website development	(1,899)	(1,138)

Free cash flow	$1,152	$1,895

Net cash used in investing activities	$(1,870)	$(2,428)

Net cash provided by (used in) financing activities	$(1,510)	$92

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

Guidance

We provided guidance on April 26, 2012, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 26, 2012, and exclude financial results of the Kiva Systems, Inc. acquisition which we expect to close in second quarter 2012. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

Second Quarter 2012 Guidance

•	Net sales are expected to be between $11.9 billion and $13.3 billion, or to grow between 20% and 34% compared with second quarter 2011.

•	Operating income (loss) is expected to be between $(260) million and $40 million, or between 229% decline and 80% decline compared with second quarter 2011.

•

This guidance includes approximately $260 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions or investments are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q1 2012, net sales from our International segment accounted for 44% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our

North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2012 decreased by $(55) million in comparison with Q1 2011.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2012, of $3.0 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $150 million, $300 million, and $595 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at March 31, 2012, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $65 million, $130 million, and $260 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2012, our recorded basis in equity investments was $374 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, digital media devices and web services, including in non-U.S. markets;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

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

We Could Be Harmed by Data Loss or Other Security Breaches

As a result of our services being web-based and the fact that we process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. In addition, we rely on third party technology and systems in certain aspects of our businesses, including for encryption and authentication technology to securely transmit confidential information. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

In January 2010, our Board of Directors authorized the Company to repurchase up to $2 billion of our common stock with no fixed expiration. We repurchased 5.3 million shares of our common stock for $960 million in Q1 2012 under this program. The table below sets forth information regarding the Company’s purchases of its common stock during Q1 2012 (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program
January 1 - January 31, 2012	—	$—	—	$1,723
February 1 - February 29, 2012	5.3	181.38	5.3	763
March 1 - March 31, 2012	—	—	—	763

Total	5.3		5.3

All repurchases disclosed in this table were repurchased pursuant to the January 2010 Board of Directors’ authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley Reynolds
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: April 26, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1†	1997 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed April 13, 2012).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement