Form 10-Q
period 2012-06-30
AMAZON COM INC
filed 2012-07-27
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

452,065,256 shares of common stock, par value $0.01 per share, outstanding as of July 13, 2012

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,288	$2,641	$5,269	$3,777	$2,047	$1,629
OPERATING ACTIVITIES:
Net income	7	191	137	391	377	1,038
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	485	244	942	446	1,579	766
Stock-based compensation	221	144	381	254	684	481
Other operating expense (income), net	32	41	79	74	158	129
Losses (gains) on sales of marketable securities, net	(2)	1	(4)	3	(10)	2
Other expense (income), net	(19)	(39)	(4)	(2)	(58)	(53)
Deferred income taxes	(43)	20	(81)	35	20	67
Excess tax benefits from stock-based compensation	(85)	(15)	(125)	(61)	(126)	(159)
Changes in operating assets and liabilities:
Inventories	(124)	(274)	622	69	(1,224)	(1,130)
Accounts receivable, net and other	(166)	(73)	580	286	(572)	(304)
Accounts payable	180	114	(4,078)	(2,535)	1,453	1,835
Accrued expenses and other	59	63	(470)	(119)	716	663
Additions to unearned revenue	382	257	779	467	1,376	805
Amortization of previously unearned revenue	(333)	(251)	(602)	(471)	(1,151)	(935)

Net cash provided by (used in) operating activities	594	423	(1,844)	(1,163)	3,222	3,205
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(657)	(433)	(1,043)	(731)	(2,123)	(1,374)
Acquisitions, net of cash acquired, and other	(624)	(469)	(673)	(608)	(770)	(921)
Sales and maturities of marketable securities and other investments	1,251	2,028	2,989	3,967	5,864	6,138
Purchases of marketable securities and other investments	(565)	(2,077)	(1,417)	(3,189)	(4,485)	(6,746)

Net cash provided by (used in) investing activities	(595)	(951)	(144)	(561)	(1,514)	(2,903)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	85	15	125	61	126	159
Common stock repurchased	—	—	(960)	—	(1,237)	—
Proceeds from long-term debt and other	123	34	190	123	242	197
Repayments of long-term debt, capital lease, and finance lease obligations	(141)	(140)	(293)	(251)	(483)	(398)

Net cash provided by (used in) financing activities	67	(91)	(938)	(67)	(1,352)	(42)
Foreign-currency effect on cash and cash equivalents	(19)	25	(8)	61	(68)	158

Net increase (decrease) in cash and cash equivalents	47	(594)	(2,934)	(1,730)	288	418

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,335	$2,047	$2,335	$2,047	$2,335	$2,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$8	$3	$14	$6	$22	$12
Cash paid for income taxes (net of refunds)	20	(1)	39	6	66	35
Fixed assets acquired under capital leases	207	230	356	411	699	673
Fixed assets acquired under build-to-suit leases	15	97	31	166	125	219

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net product sales	$10,791	$8,611	$22,040	$17,310
Net services sales	2,043	1,302	3,979	2,460

Total net sales	12,834	9,913	26,019	19,770
Operating expenses (1):
Cost of sales	9,488	7,525	19,515	15,133
Fulfillment	1,356	941	2,651	1,795
Marketing	537	341	1,017	667
Technology and content	1,082	698	2,027	1,278
General and administrative	232	166	432	300
Other operating expense (income), net	32	41	79	74

Total operating expenses	12,727	9,712	25,721	19,247

Income from operations	107	201	298	523
Interest income	10	16	22	31
Interest expense	(21)	(15)	(42)	(27)
Other income (expense), net	50	23	(49)	4

Total non-operating income (expense)	39	24	(69)	8

Income before income taxes	146	225	229	531
Provision for income taxes	(109)	(49)	(151)	(138)
Equity-method investment activity, net of tax	(30)	15	59	(2)

Net income	$7	$191	$137	$391

Basic earnings per share	$0.02	$0.42	$0.30	$0.87

Diluted earnings per share	$0.01	$0.41	$0.30	$0.85

Weighted average shares used in computation of earnings per share:
Basic	451	453	452	452

Diluted	458	460	459	460

(1) Includes stock-based compensation as follows:
Fulfillment	$58	$32	$94	$56
Marketing	16	10	28	17
Technology and content	112	75	198	136
General and administrative	35	27	61	45

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7	$191	$137	$391

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $17, $9, $(21) and $1	(151)	31	(14)	166
Change in unrealized gains on available-for-sale securities, net of tax of $1, $(2), $(2) and $3	(3)	5	2	(6)

Total other comprehensive income (loss)	(154)	36	(12)	160

Comprehensive income (loss)	$(147)	$227	$125	$551

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,335	$5,269
Marketable securities	2,635	4,307
Inventories	4,380	4,992
Accounts receivable, net and other	2,035	2,571
Deferred tax assets	408	351

Total current assets	11,793	17,490
Fixed assets, net	5,097	4,417
Deferred tax assets	26	28
Goodwill	2,521	1,955
Other assets	1,585	1,388

Total assets	$21,022	$25,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,072	$11,145
Accrued expenses and other	3,892	3,751

Total current liabilities	10,964	14,896
Long-term liabilities	2,553	2,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 476 and 473
Outstanding shares — 452 and 455	5	5
Treasury stock, at cost	(1,837)	(877)
Additional paid-in capital	7,573	6,990
Accumulated other comprehensive loss	(328)	(316)
Retained earnings	2,092	1,955

Total stockholders’ equity	7,505	7,757

Total liabilities and stockholders’ equity	$21,022	$25,278

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2012, and December 31, 2011, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of June 30, 2012, or December 31, 2011.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2012				December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$1,252	$—	$—	$1,252	$1,207
Level 1 securities:
Money market funds	1,164	—	—	1,164	3,651
Equity securities	2	—	(1)	1	1
Level 2 securities:
Foreign government and agency securities	992	13	(1)	1,004	1,640
U.S. government and agency securities	961	3	(1)	963	2,593
Corporate debt securities	667	5	(1)	671	563
Asset-backed securities	59	—	—	59	55
Other fixed income securities	21	—	—	21	22

	$5,118	$21	$(4)	$5,135	$9,732

Less: Restricted cash, cash equivalents, and marketable securities (1)				(165)	(156)

Total cash, cash equivalents, and marketable securities				$4,970	$9,576

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $126 million and $85 million for Q2 2012 and Q2 2011, and $237 million and $159 million for the six months ended June 30, 2012 and 2011.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2012 (in millions):

	Six Months Ended December 31, 2012	Year Ended December 31,
		2013	2014	2015	2016	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$58	$379	$55	$55	$—	$—	$547
Capital leases, including interest	250	428	267	103	43	103	1,194
Financing lease obligations, including interest	19	39	41	42	43	460	644
Operating leases	246	526	517	453	400	2,168	4,310
Unconditional purchase obligations	67	137	90	60	25	—	379
Other commitments (1) (2)	303	184	73	52	47	468	1,127

Total commitments	$943	$1,693	$1,043	$765	$558	$3,199	$8,201

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with build-to-suit leases that have not been placed in service.
(2)	Excludes $250 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of June 30, 2012, and December 31, 2011, we have pledged or otherwise restricted $165 million and $156 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2011 Annual Report on Form 10-K and in Item 1, “Financial Statements – Note 3 – Commitments and Contingencies – Legal Proceedings” and “— Other Contingencies” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2012, as supplemented by the following:

Beginning in March 2003, we were served with complaints filed in several different states, including Illinois, by a private litigant, Beeler, Schad & Diamond, P.C., purportedly on behalf of the state governments under various state False Claims Acts. The complaints allege that we (along with other companies with which we have commercial agreements) wrongfully failed to collect and remit sales and use taxes for sales of personal property to customers in those states and knowingly created records and statements falsely stating we were not required to collect or remit such taxes. In December 2006, we learned that one additional complaint was filed in the state of Illinois by a different private litigant, Matthew T. Hurst, alleging similar violations of the Illinois state law. The Hurst case was dismissed with prejudice in June 2012. All of the complaints seek injunctive relief, unpaid taxes, interest, attorneys’ fees, civil penalties of up to $10,000 per violation, and treble or punitive damages under the various state False Claims Acts. It is possible that we have been or will be named in similar cases in other states as well. We dispute the allegations of wrongdoing in these complaints and intend to vigorously defend ourselves in these matters.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleged that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and sought monetary damages, costs, attorneys’ fees, and injunctive relief. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible and Zappos as defendants. In May 2012, the lawsuit was dismissed on summary judgment. In June 2012, Kelora appealed. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2011, GPNE Corp. filed a complaint against us for patent infringement in the United States District Court for the District of Hawaii. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “Network Communication System Wherein a Node Obtains Resources for Transmitting Data by Transmitting Two Reservation Requests” (U.S. Patent No. 7,555,267), a “Communication System Wherein a Clocking Signal from a Controller, a Request from a Node, Acknowledgement of the Request, and Data Transferred from the Node are all Provided on Different Frequencies, Enabling Simultaneous Transmission of these Signals” (U.S. Patent No. 7,570,954) and a “Network Communication System with an Alignment Signal to Allow a Controller to Provide Messages to Nodes and Transmission of the Messages over Four Independent Frequencies” (U.S. Patent No. 7,792,492) and seeks monetary damages, interest, costs, and attorneys’ fees. In June 2012, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Parallel Iron, LLC, filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged, among other things, that certain AWS file storage systems that include a Hadoop Distributed File System infringe a patent owned by the plaintiff purporting to cover “Methods and Systems for a Storage System With a Program-Controlled Switch for Routing Data” (U.S. Patent No. 7,415,565), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In June 2012, the complaint was dismissed with prejudice. Later in June 2012 the plaintiff filed a new complaint in the United States District Court for the District of Delaware alleging that the same AWS file storage systems infringe three additional patents, all entitled “Methods and Systems for a Storage System” (U.S. Patent Nos. 7,197,662; 7,958,388; and 7,543,177), and seeking monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2012, Norman Blagman filed a purported class-action complaint against us for copyright infringement in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that we sell digital music in our Amazon MP3 Store obtained from defendant Orchard Enterprises and other unnamed “digital music aggregators” without obtaining mechanical licenses for the compositions embodied in that music. The complaint seeks certification as a class action, statutory damages, attorneys’ fees, and interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2012, Technology Properties Limited, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint against us for patent infringement in the United States International Trade Commission and in the United States District Court for the Northern District of California. The complaints allege, among other things, that using the Kindle Fire in combination with certain peripheral devices infringes U.S. Patent No. 5,809,336, entitled “High Performance Microprocessor Having Variable Speed System Clock.” The ITC complaint seeks an exclusion order preventing the importation of Kindle Fire into the United States. The district court complaint seeks an unspecified amount of damages, attorneys’ fees, interest, and an injunction. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2011 Annual Report on Form 10-K or Form 10-Q for the Period Ended March 31, 2012, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

See also “Note 7 — Income Taxes.”

Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets

In May 2012, we acquired Kiva Systems, Inc. for a purchase price of $678 million. In the six months ended June 30, 2011, we acquired certain other companies for an aggregate purchase price of $686 million. The primary reasons for our 2012 and 2011 acquisitions were to improve fulfillment center productivity and to expand our customer base and sales channels. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Purchase Price
Cash paid, net of cash acquired	$613	$577
Existing equity interest	—	89
Stock options assumed	65	20

	$678	$686

Allocation
Goodwill	$560	$553
Intangible assets (1):
Marketing-related	5	120
Contract-based	3	5
Technology-based	168	—
Customer-related	17	71

	193	196
Fixed assets	9	88
Deferred tax assets	34	42
Other assets acquired	41	77
Deferred tax liabilities	(81)	(61)
Debt	—	(68)
Other liabilities assumed (2)	(78)	(141)

	$678	$686

(1)	Acquired intangible assets have estimated useful lives of between 2 and 10 years.
(2)	In 2011, other liabilities assumed included a $38 million contingent liability related to historic tax exposures.

The fair value of assumed stock options was estimated using the Black-Scholes model. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives. Additionally, the aggregate purchase price of the acquisitions made during the six months ended June 30, 2011, included the estimated fair value of our previous, noncontrolling interest in one of the acquired companies in addition to cash consideration and the fair value of vested stock options. We remeasured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $6 million in “equity-method investment activity, net of tax,” in our Q1 2011 consolidated statement of operations.

Pro Forma Financial Information (unaudited)

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The net sales and operating loss of the company acquired in 2012 recorded in our consolidated statement of operations from the acquisition date through June 30, 2012, were $2 million and $(25) million. The following pro forma financial information presents our results as if the current year acquisition had occurred at the beginning of 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
Net sales	$26,044	$19,801
Net income	173	307

Goodwill

The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in fulfillment center productivity and sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2012 and 2011 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2011	$1,116	$233	$1,349
New acquisitions	388	165	553
Other adjustments (1)	3	4	7

Goodwill - June 30, 2011	$1,507	$402	$1,909

Goodwill - January 1, 2012	$1,533	$422	$1,955
New acquisitions (2)	378	189	567
Other adjustments (1)	(1)	—	(1)

Goodwill - June 30, 2012	$1,910	$611	$2,521

(1)	Primarily includes changes in foreign exchange.
(2)	Primarily includes the goodwill of Kiva Systems, Inc.

Note 5 — Equity-Method Investments

Our equity-method investments include a 29% interest in LivingSocial. Summarized condensed financial information for this investee, as provided to us by LivingSocial, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations:
Revenue	$138	$59	$248	$100
Operating expense	234	191	436	335

Operating loss	(96)	(132)	(188)	(235)
Net income (loss) (1)	$(93)	$(198)	$63	$(258)

(1)	The difference between the operating loss and net income for the six months ended June 30, 2012, is primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

As of June 30, 2012, the book value of our LivingSocial investment was $271 million.

Note 6 — Stockholders’ Equity

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2 billion of our common stock with no fixed expiration. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of our common stock for $960 million in Q1 2012 under this program.

Stock Award Activity

We granted restricted stock units representing 4.3 million and 2.8 million shares of common stock with a per share weighted average fair value of $193.11 and $187.32 during Q2 2012 and Q2 2011. For the six months ended June 30, 2012 and 2011, we granted restricted stock units representing 5.2 million and 3.5 million shares of common stock with a per share weighted average fair value of $192.75 and $184.28.

Common shares outstanding plus shares underlying outstanding stock awards totaled 468 million at June 30, 2012, and December 31, 2011. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the six months ended June 30, 2012 (in millions):

Number of Units
Outstanding at December 31, 2011	13.1
Units granted	5.2
Units vested	(2.1)
Units forfeited	(0.7)

Outstanding at June 30, 2012	15.5

Scheduled vesting for outstanding restricted stock units at June 30, 2012, is as follows (in millions):

	Six Months Ended December 31, 2012					Thereafter	Total
		Year Ended December 31,
		2013	2014	2015	2016
Scheduled vesting—restricted stock units	2.1	4.8	4.7	2.3	0.9	0.7	15.5

As of June 30, 2012, there was $1.25 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.3 years.

Note 7 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including from variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, foreign currency gains (losses), changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, acquisitions (including integrations), nondeductible expenses, and changes in tax law such as the expiration of the US federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% US federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q2 2012 in jurisdictions for which no tax benefit is recognized. In addition, the tax provision for Q2 2012 includes income tax expense of $51 million related to the discrete tax impact of the integration of an acquisition. Accordingly, our Q2 2012 effective tax rate is higher than both our current estimated 2012 annual effective rate and our 2011 effective tax rate.

Cash paid for income taxes (net of refunds) was $20 million and $(1) million in Q2 2012 and Q2 2011, and $39 million and $6 million for the six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, gross unrecognized tax benefits (tax contingencies) were $250 million and $229 million. Due to the nature of our business operations, we expect the total amount of our tax contingencies for prior period tax positions will grow in 2012 in comparable amounts to 2011; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months, we will receive additional assessments and enter into additional settlement agreements with various tax authorities. These assessments and settlements may or may not result in changes to our tax contingencies.

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

Information on reportable segments and reconciliation to consolidated net income was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America
Net sales	$7,326	$5,406	$14,754	$10,871
Segment operating expenses (1)	6,982	5,192	14,061	10,367

Segment operating income	$344	$214	$693	$504

International
Net sales	$5,508	$4,507	$11,265	$8,899
Segment operating expenses (1)	5,492	4,335	11,200	8,552

Segment operating income	$16	$172	$65	$347

Consolidated
Net sales	$12,834	$9,913	$26,019	$19,770
Segment operating expenses (1)	12,474	9,527	25,261	18,919

Segment operating income	360	386	758	851
Stock-based compensation	(221)	(144)	(381)	(254)
Other operating income (expense), net	(32)	(41)	(79)	(74)

Income from operations	107	201	298	523
Total non-operating income (expense)	39	24	(69)	8
Provision for income taxes	(109)	(49)	(151)	(138)
Equity-method investment activity, net of tax	(30)	15	59	(2)

Net income	$7	$191	$137	$391

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
Media	$4,119	$3,660	$8,828	$7,617
Electronics and other general merchandise	8,161	5,894	16,136	11,483
Other (1)	554	359	1,055	670

	$12,834	$9,913	$26,019	$19,770

(1)	Includes non-retail activities, such as Amazon Web Services (“AWS”) in the North America segment, and miscellaneous marketing and promotional agreements, our co-branded credit card agreements, and other seller sites in both segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at June 30, 2012 we would have recorded an additional cost of sales of approximately $45 million.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2012, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $15 million impact on our Q2 2012 operating income. Our estimated forfeiture rates at June 30, 2012, and December 31, 2011, were 27% and 28%.

We utilize the accelerated method, rather than the straight-line method, for recognizing compensation expense. For example, over 50% of the compensation cost related to an award vesting ratably over four years is expensed in the first year. If forfeited early in the life of an award, the compensation expense adjustment is much greater under an accelerated method than under a straight-line method.

Income Taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our tax positions and determining our provision and accruals for these taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations), by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made, as well as prior and subsequent periods.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Operating activities	$594	$423	$(1,844)	$(1,163)	$3,222	$3,205
Investing activities	(595)	(951)	(144)	(561)	(1,514)	(2,903)
Financing activities	67	(91)	(938)	(67)	(1,352)	(42)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.10 billion for the trailing twelve months ended June 30, 2012, compared to $1.83 billion for the trailing twelve months ended June 30, 2011, a decrease of 40%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended June 30, 2012, compared to the comparable prior year period was primarily due to increased capital expenditures, a decline in net income, and changes in working capital2, partially offset by increases in noncash expenses, increases in deferred revenue, and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our federal taxable income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.0 billion and $9.6 billion at June 30, 2012, and December 31, 2011. Amounts held in foreign currencies were $2.8 billion and $4.1 billion at June 30, 2012, and December 31, 2011, and were primarily Euros, British Pounds and Japanese Yen.

Cash provided by (used in) operating activities was $594 million and $423 million for Q2 2012 and Q2 2011, and $(1.84) billion and $(1.16) billion for the six months ended June 30, 2012 and 2011. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

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

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(595) million and $(951) million for Q2 2012 and Q2 2011, and $(144) million and $(561) million for the six months ended June 30, 2012 and 2011, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $657 million and $433 million during Q2 2012 and Q2 2011, and $1.04 billion and $731 million for the six months ended June 30, 2012 and 2011, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $91 million and $62 million for internal-use software and website development during Q2 2012 and Q2 2011, and $167 million and $115 million for the six months ended June 30, 2012 and 2011. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $624 million and $469 million during Q2 2012 and Q2 2011, and $673 million and $608 million during the six months ended June 30, 2012 and 2011.

Cash provided by (used in) financing activities was $67 million and $(91) million for Q2 2012 and Q2 2011, and $(938) million and $(67) million for the six months ended June 30, 2012 and 2011. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $141 million and $140 million in Q2 2012 and Q2 2011, and $293 million and $251 million for the six months ended June 30, 2012 and 2011. In Q1 2012, we repurchased $960 million of our common stock under the $2 billion repurchase program authorized by our Board of Directors. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $123 million and $34 million in Q2 2012 and Q2 2011, and $190 million and $123 million for the six months ended June 30, 2012 and 2011. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $85 million and $15 million for Q2 2012 and Q2 2011, and $125 million and $61 million for the six months ended June 30, 2012 and 2011.

We recorded net tax provisions of $109 million and $49 million in Q2 2012 and Q2 2011, and $151 million and $138 million for the six months ended June 30, 2012 and 2011. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Cash taxes paid (net of refunds) were $20 million and $(1) million for Q2 2012 and Q2 2011, and $39 million and $6 million for the six months ended June 30, 2012 and 2011. As of December 31, 2011, our federal net operating loss carryforward was approximately $384 million and we had approximately $273 million of federal tax credits potentially available to offset future tax liabilities. Once we utilize federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of common stock for $960 million in Q1 2012.

As part of a plan to develop additional corporate office space, we have signed a purchase and sale agreement to acquire three city blocks in Seattle, Washington, which we expect to satisfy with cash on hand. Subject to the satisfactory conclusion of our due diligence process, status of land use entitlements, and customary closing conditions, we expect to close the purchase in Q4 2012. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4 billion at June 30, 2012. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover4 was 10 and 11 for Q2 2012 and Q2 2011. We expect variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities. Net sales information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
North America	$7,326	$5,406	$14,754	$10,871
International	5,508	4,507	11,265	8,899

Consolidated	$12,834	$9,913	$26,019	$19,770

Year-over-year Percentage Growth:
North America	36%	51%	36%	48%
International	22	51	27	41
Consolidated	29	51	32	44
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	36%	51%	36%	47%
International	28	36	30	31
Consolidated	32	44	33	40
Net Sales Mix:
North America	57%	55%	57%	55%
International	43	45	43	45

Consolidated	100%	100%	100%	100%

Sales increased 29% in Q2 2012 and 32% for the six months ended June 30, 2012, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(272) million for Q2 2012 and $477 million for Q2 2011, and by $(328) million and $621 million for the six months ended June 30, 2012 and 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 36% in Q2 2012 and 36% for the six months ended June 30, 2012, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 22% in Q2 2012 and 27% for the six months ended June 30, 2012, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(269) million for Q2 2012 and by $473 million for Q2 2011, and $(323) million and $614 million for the six months ended June 30, 2012 and 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shipping Activity:
Shipping revenue (1)(2)(3)	$469	$331	$930	$661
Outbound shipping costs	(1,054)	(820)	(2,183)	(1,605)

Net shipping cost	$(585)	$(489)	$(1,253)	$(944)

Year-over-year Percentage Growth:
Shipping revenue	42%	39%	41%	36%
Outbound shipping costs	29	68	36	60
Net shipping cost	20	97	33	82
Percent of Net Sales:
Shipping revenue	3.6%	3.3%	3.6%	3.3%
Outbound shipping costs	(8.2)	(8.2)	(8.4)	(8.1)

Net shipping cost	(4.6)%	(4.9)%	(4.8)%	(4.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.
(3)	Shipping revenue for the three months and six months ended June 30, 2012, includes amounts earned from Fulfillment By Amazon programs related to shipping services.

We expect our net cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, our product mix shifts to the electronics and other general merchandise category, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.

Net sales by similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
North America
Media	$1,874	$1,585	$4,070	$3,470
Electronics and other general merchandise	4,937	3,496	9,710	6,799
Other (1)	515	325	974	602

Total North America	$7,326	$5,406	$14,754	$10,871

International
Media	$2,245	$2,075	$4,758	$4,147
Electronics and other general merchandise	3,224	2,398	6,426	4,684
Other (1)	39	34	81	68

Total International	$5,508	$4,507	$11,265	$8,899

Consolidated
Media	$4,119	$3,660	$8,828	$7,617
Electronics and other general merchandise	8,161	5,894	16,136	11,483
Other (1)	554	359	1,055	670

Total consolidated	$12,834	$9,913	$26,019	$19,770

Year-over-year Percentage Growth:
North America
Media	18%	20%	17%	19%
Electronics and other general merchandise	41	67	43	65
Other	58	85	62	80
Total North America	36	51	36	48
International
Media	8%	34%	15%	23%
Electronics and other general merchandise	34	71	37	62
Other	14	25	19	20
Total International	22	51	27	41
Consolidated
Media	13%	27%	16%	21%
Electronics and other general merchandise	38	69	41	64
Other	54	77	57	71
Total consolidated	29	51	32	44
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	12%	20%	17%	14%
Electronics and other general merchandise	42	53	42	51
Other	20	13	23	12
Total International	28	36	30	31
Consolidated
Media	15%	20%	17%	16%
Electronics and other general merchandise	42	62	42	59
Other	55	75	58	70
Total consolidated	32	44	33	40
Consolidated Net Sales Mix:
Media	32%	37%	34%	39%
Electronics and other general merchandise	64	59	62	58
Other	4	4	4	3

Total consolidated	100%	100%	100%	100%

(1)	Includes non-retail activities, such as AWS in the North America segment, miscellaneous marketing and promotional activities, our co-branded credit card agreements, and other seller sites in both segments.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$9,488	$—	$9,488	$7,525	$—	$7,525	$19,515	$—	$19,515	$15,133	$—	$15,133
Fulfillment	1,356	(58)	1,298	941	(32)	909	2,651	(94)	2,557	1,795	(56)	1,739
Marketing	537	(16)	521	341	(10)	331	1,017	(28)	989	667	(17)	650
Technology and content	1,082	(112)	970	698	(75)	623	2,027	(198)	1,829	1,278	(136)	1,142
General and administrative	232	(35)	197	166	(27)	139	432	(61)	371	300	(45)	255
Other operating expense (income), net	32	—	32	41	—	41	79	—	79	74	—	74

Total operating expenses	$12,727	$(221)	$12,506	$9,712	$(144)	$9,568	$25,721	$(381)	$25,340	$19,247	$(254)	$18,993

Year-over-year Percentage Growth:
Fulfillment	44%		43%	62%		63%	48%		47%	59%		60%
Marketing	58		57	61		62	52		52	62		63
Technology and content	55		56	71		78	59		60	65		70
General and administrative	40		41	47		54	44		45	43		49
Percent of Net Sales:
Fulfillment	10.6%		10.1%	9.5%		9.2%	10.2%		9.8%	9.1%		8.8%
Marketing	4.2		4.1	3.4		3.3	3.9		3.8	3.4		3.3
Technology and content	8.4		7.6	7.0		6.3	7.8		7.0	6.5		5.8
General and administrative	1.8		1.5	1.7		1.4	1.7		1.4	1.5		1.3

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

The increase in cost of sales in absolute dollars in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit (in millions)	$3,346	$2,388	$6,504	$4,637
Gross margin	26.1%	24.1%	25.0%	23.5%

Gross margin increased in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods primarily due to service sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods, is primarily due to variable costs corresponding with physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our Associates program and sponsored search programs, payroll and related expenses, and television advertising.

While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content such as technology infrastructure, including AWS and seller platforms, digital initiatives, and expansion of new and existing product categories and offerings, so we may continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.

The increase in technology and content costs in absolute dollars in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2011 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

During Q2 2012 and Q2 2011, we capitalized $111 million (including $19 million of stock-based compensation) and $74 million (including $12 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2012 and 2011, we capitalized $199 million (including $32 million of stock-based compensation) and $137 million (including $22 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $77 million and $55 million for Q2 2012 and Q2 2011, and $148 million and $107 million for the six months ended June 30, 2012 and 2011. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q2 2012 and for the six months ended June 30, 2012, compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $221 million and $144 million during Q2 2012 and Q2 2011, and $381 million and $254 million for the six months ended June 30, 2012 and 2011. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income) was $32 million and $41 million for Q2 2012 and Q2 2011, and $79 million and $74 million for the six months ended June 30, 2012 and 2011, and was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 47% to $107 million in Q2 2012, from $201 million in Q2 2011, and 43% to $298 million for the six months ended June 30, 2012, from $523 million for the six months ended June 30, 2011.

Interest Income and Expense

Our interest income was $10 million and $16 million during Q2 2012 and Q2 2011, and $22 million and $31 million for the six months ended June 30, 2012 and 2011. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $21 million and $15 million during Q2 2012 and Q2 2011, and $42 million and $27 million for the six months ended June 30, 2012 and 2011.

Other Income (Expense), Net

Other income (expense), net was $50 million and $23 million during Q2 2012 and Q2 2011, and $(49) million and $4 million for the six months ended June 30, 2012 and 2011. The primary component of other income (expense), net, is related to foreign-currency gains (losses) on intercompany balances. The changes in the foreign-currency gains (losses) during Q2 2012 and for the six months ended June 30, 2012, are primarily due to fluctuations in the value of the Japanese Yen against the U.S. Dollar and the Euro. During Q1 2012, the Yen weakened against both currencies and during Q2 2012, it strengthened against both currencies.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, acquisitions (including integrations), nondeductible expenses, and changes in tax law such as the expiration of the US federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% US federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q2 2012 in jurisdictions for which no tax benefit is recognized. In addition, the tax provision for Q2 2012 includes income tax expense of $51 million related to the discrete tax impact of the integration of an acquisition. Accordingly, our Q2 2012 effective tax rate is higher than both our current estimated annual effective rate and our 2011 effective tax rate.

Equity–Method Investment Activity, Net of Tax

Equity–method investment activity, net of tax, was $(30) million and $15 million during Q2 2012 and Q2 2011, and $59 million and $(2) million for the six months ended June 30, 2012 and 2011. The activity in Q2 2012 was primarily due to losses from equity-method investments. The activity in Q2 2011 primarily resulted from a recovery of $49 million on the sale of an equity position, partially offset by losses from equity-method investments. The activity in Q1 2012 was primarily due to $53 million of equity-method income and gains of $36 million as a result of reductions in our equity ownership, through dilution, in LivingSocial. The Q1 2012 equity-method income was primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies LivingSocial acquired during the quarter. The activity in Q1 2011 was primarily due to losses in equity-method investments.

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$13,106	$(272)	$12,834	$9,436	$477	$9,913	$26,347	$(328)	$26,019	$19,149	$621	$19,770
Operating expenses	12,990	(263)	12,727	9,263	449	9,712	26,036	(315)	25,721	18,661	586	19,247
Income from operations	115	(8)	107	173	28	201	311	(13)	298	489	34	523

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended June 30, 2012 and 2011 (in millions):

	Twelve Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$3,222	$3,205
Purchases of fixed assets, including internal-use software and website development	(2,123)	(1,374)

Free cash flow	$1,099	$1,831

Net cash used in investing activities	$(1,514)	$(2,903)

Net cash provided by (used in) financing activities	$(1,352)	$(42)

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

Guidance

We provided guidance on July 26, 2012, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 26, 2012. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

Third Quarter 2012 Guidance

•	Net sales are expected to be between $12.9 billion and $14.3 billion, or to grow between 19% and 31% compared with third quarter 2011.

•	Operating income (loss) is expected to be between $(350) million and $(50) million, down from $79 million in the comparable prior year period.

•

This guidance includes approximately $275 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q2 2012, net sales from our International segment accounted for 43% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, and Japanese Yen. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2012 decreased by $269 million in comparison with Q2 2011.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2012, of $2.8 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $140 million, $285 million, and $565 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at June 30, 2012, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $15 million, $30 million, and $60 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2012, our recorded basis in equity investments was $349 million. These investments primarily relate to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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

We Could Be Harmed by Data Loss or Other Security Breaches

As a result of our services being web-based and the fact that we process, store and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Some subsidiaries had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: July 26, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1†	1997 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed April 13, 2012).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements.

†	Executive Compensation Plan or Agreement