Form 10-Q
period 2012-09-30
AMAZON COM INC
filed 2012-10-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

452,958,533 shares of common stock, par value $0.01 per share, outstanding as of October 12, 2012

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,335	$2,047	$5,269	$3,777	$2,823	$1,539
OPERATING ACTIVITIES:
Net income (loss)	(274)	63	(137)	454	40	871
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of fixed assets, including internal-use software and website development, and other amortization	554	278	1,497	724	1,856	894
Stock-based compensation	217	144	597	397	756	518
Other operating expense (income), net	40	37	118	112	161	140
Losses (gains) on sales of marketable securities, net	(4)	(6)	(8)	(4)	(8)	(4)
Other expense (income), net	157	(38)	153	(39)	137	(56)
Deferred income taxes	(36)	34	(117)	68	(50)	116
Excess tax benefits from stock-based compensation	(66)	—	(190)	(61)	(191)	(84)
Changes in operating assets and liabilities:
Inventories	(647)	(587)	(25)	(517)	(1,285)	(1,211)
Accounts receivable, net and other	(416)	(75)	164	211	(913)	(320)
Accounts payable	1,223	848	(2,856)	(1,687)	1,828	1,755
Accrued expenses and other	96	109	(373)	(9)	703	587
Additions to unearned revenue	472	239	1,251	706	1,609	892
Amortization of previously unearned revenue	(373)	(249)	(975)	(721)	(1,275)	(984)

Net cash provided by (used in) operating activities	943	797	(901)	(366)	3,368	3,114
INVESTING ACTIVITIES:
Purchases of fixed assets, including internal-use software and website development	(716)	(529)	(1,759)	(1,261)	(2,310)	(1,589)
Acquisitions, net of cash acquired, and other	(37)	(48)	(711)	(656)	(759)	(927)
Sales and maturities of marketable securities and other investments	742	1,964	3,731	5,931	4,643	7,043
Purchases of marketable securities and other investments	(358)	(1,287)	(1,774)	(4,475)	(3,556)	(6,203)

Net cash provided by (used in) investing activities	(369)	100	(513)	(461)	(1,982)	(1,676)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	66	—	190	61	191	84
Common stock repurchased	—	—	(960)	—	(1,237)	—
Proceeds from long-term debt and other	109	9	300	131	343	173
Repayments of long-term debt, capital lease, and finance lease obligations	(144)	(91)	(437)	(341)	(537)	(440)

Net cash provided by (used in) financing activities	31	(82)	(907)	(149)	(1,240)	(183)
Foreign-currency effect on cash and cash equivalents	40	(39)	32	22	11	29

Net increase (decrease) in cash and cash equivalents	645	776	(2,289)	(954)	157	1,284

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,980	$2,823	$2,980	$2,823	$2,980	$2,823

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long term debt	$7	$4	$21	$10	$25	$13
Cash paid for income taxes (net of refunds)	21	12	60	18	75	31
Fixed assets acquired under capital leases	207	155	564	566	751	688
Fixed assets acquired under build-to-suit leases	14	54	46	220	85	234

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net product sales	$11,546	$9,382	$33,586	$26,691
Net services sales	2,260	1,494	6,239	3,955

Total net sales	13,806	10,876	39,825	30,646
Operating expenses (1):
Cost of sales	10,319	8,325	29,834	23,457
Fulfillment	1,510	1,121	4,161	2,917
Marketing	540	370	1,557	1,037
Technology and content	1,192	769	3,219	2,047
General and administrative	230	175	662	474
Other operating expense (income), net	43	37	121	112

Total operating expenses	13,834	10,797	39,554	30,044

Income (loss) from operations	(28)	79	271	602
Interest income	10	16	32	47
Interest expense	(22)	(17)	(65)	(45)
Other income (expense), net	18	52	(31)	57

Total non-operating income (expense)	6	51	(64)	59

Income (loss) before income taxes	(22)	130	207	661
Provision for income taxes	(83)	(67)	(234)	(205)
Equity-method investment activity, net of tax	(169)	—	(110)	(2)

Net income (loss)	$(274)	$63	$(137)	$454

Basic earnings per share	$(0.60)	$0.14	$(0.30)	$1.00

Diluted earnings per share	$(0.60)	$0.14	$(0.30)	$0.99

Weighted average shares used in computation of earnings per share:
Basic	452	454	452	453

Diluted	460	461	459	460

(1) Includes stock-based compensation as follows:
Fulfillment	$56	$35	$149	$91
Marketing	16	10	43	27
Technology and content	112	75	310	211
General and administrative	33	24	95	68

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(274)	$63	$(137)	$454

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $4, $16, $(17) and $17	30	(212)	16	(46)
Change in unrealized gains on available-for-sale securities, net of tax of $0, $0, $(2) and $3	2	2	4	(5)

Total other comprehensive income (loss)	32	(210)	20	(51)

Comprehensive income (loss)	$(242)	$(147)	$(117)	$403

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,980	$5,269
Marketable securities	2,268	4,307
Inventories	5,065	4,992
Accounts receivable, net and other	2,392	2,571
Deferred tax assets	413	351

Total current assets	13,118	17,490
Fixed assets, net	5,662	4,417
Deferred tax assets	38	28
Goodwill	2,540	1,955
Other assets	1,476	1,388

Total assets	$22,834	$25,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,369	$11,145
Accrued expenses and other	4,236	3,751

Total current liabilities	12,605	14,896
Long-term liabilities	2,676	2,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 476 and 473
Outstanding shares — 453 and 455	5	5
Treasury stock, at cost	(1,837)	(877)
Additional paid-in capital	7,863	6,990
Accumulated other comprehensive loss	(296)	(316)
Retained earnings	1,818	1,955

Total stockholders’ equity	7,553	7,757

Total liabilities and stockholders’ equity	$22,834	$25,278

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements in Q1 2012 for all periods presented.

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2012, and December 31, 2011, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of September 30, 2012, or December 31, 2011.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2012				December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$1,757	—	—	$1,757	$1,207
Level 1 securities:
Money market funds	1,304	—	—	1,304	3,651
Equity securities	1	—	—	1	1
Level 2 securities:
Foreign government and agency securities	672	10	—	682	1,640
U.S. government and agency securities	922	3	(1)	924	2,593
Corporate debt securities	647	7	—	654	563
Asset-backed securities	54	—	—	54	55
Other fixed income securities	23	—	—	23	22

	$5,380	$20	$(1)	5,399	9,732

Less: Restricted cash, cash equivalents, and marketable securities (1)				(151)	(156)

Total cash, cash equivalents, and marketable securities				$5,248	$9,576

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $139 million and $96 million for Q3 2012 and Q3 2011, and $376 million and $255 million for the nine months ended September 30, 2012 and 2011.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2012 (in millions):

	Three Months Ended December 31, 2012	Year Ended December 31,
		2013	2014	2015	2016	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$44	$483	$56	$67	$—	$—	$650
Capital leases, including interest	136	492	332	149	47	108	1,264
Financing lease obligations, including interest	9	39	42	42	43	460	635
Operating leases	137	577	573	506	450	2,499	4,742
Unconditional purchase obligations	91	243	179	130	28	—	671
Other commitments (1) (2)	125	227	195	84	58	670	1,359

Total commitments	$542	$2,061	$1,377	$978	$626	$3,737	$9,321

(1)	Includes the estimated timing and amounts of payments for rent, operating expenses, and tenant improvements associated with build-to-suit leases that have not been placed in service.
(2)	Excludes $253 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of September 30, 2012, and December 31, 2011, we have pledged or otherwise restricted $151 million and $156 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases.

Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” and “— Other Contingencies” of our 2011 Annual Report on Form 10-K and in Item 1, “Financial Statements – Note 3 – Commitments and Contingencies – Legal Proceedings” and “— Other Contingencies” of our Quarterly Reports on Forms 10-Q for the Periods Ended March 31, 2012, and June 30, 2012, as supplemented by the following:

In October 2009, Eolas Technologies Incorporated filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs and attorneys’ fees. In February 2012, the Court held a jury trial to determine the validity of the asserted patent claims, and the jury found all asserted claims invalid. In August 2012, the plaintiff filed a notice of appeal. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In May 2010, Site Update Solutions LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringed a patent owned by Site Update purporting to cover a “Process for Maintaining Ongoing Registration for Pages on a Given Search Engine” (U.S. Patent No. RE40,683) and sought monetary damages, a future royalty, costs and attorneys’ fees. In August 2012, the plaintiff dismissed the complaint against us with prejudice.

In September 2010, Olympic Developments AG, LLC filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe two patents owned by the plaintiff purporting to cover a “Transactional Processing System” (U.S. Patent No. 5,475,585) and a “Device for Controlling Remote Interactive Receiver” (U.S. Patent No. 6,246,400B1) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In September 2011, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patents in suit. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2010, Global Sessions LP filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that certain Amazon and AWS technologies infringed four patents owned by the plaintiff purporting to cover a “System And Method For Maintaining A State For A User Session Using A Web System Having A Global Session Server” (U.S. Patent No. 6,076,108), an “Enterprise Interaction Hub For Managing An Enterprise Web System” (U.S. Patent Nos. 6,085,220 and 6,360,249), and a “System And Method For Maintaining A State For A User Session Using A Web System” (U.S. Patent No. 6,480,894), and sought monetary damages, a future royalty, injunctive relief, costs and attorneys’ fees. In October 2012, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff. The settlement was not material to either the current or future years.

In September 2011, Droplets, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by offering web applications and software Amazon infringes two patents owned by the plaintiff purporting to cover a “System and Method for Delivering a Graphical User Interface of Remote Applications Over a Thin Bandwidth Connection” (U.S. Patent No. 6,687,745) and a “System and Method for Delivering Remotely Stored Applications and Information” (U.S. Patent No. 7,502,838), and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. In June 2012, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Semiconductor Ideas to the Market BV filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that by offering products including our Kindle e-reader that employ receiver technology designed to diminish signal leakage Amazon infringed two patents owned by the plaintiff purporting to cover a “Receiver Comprising A Digitally Controlled Capacitor Bank” (U.S. Patent No. 7,299,018) and a “Communication Device” (U.S. Patent No. 7,072,614), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In July 2012, the plaintiff released all claims and dismissed the complaint against us with prejudice.

In September 2011, LVL Patent Group, LLC filed three complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege, among other things, that certain aspects of our technology, including our mobile applications, infringe four patents owned by the plaintiff purporting to cover a “Telephone/Transaction Entry Device and System for Entering Transaction Data into Databases (U.S. Patent Nos. 5,805,676; 5,987,103; and 8,019,060) and a “Data Transaction Assembly Server” (U.S. Patent No. 6,044,382), and seek monetary damages, injunctive relief, costs, and attorneys’ fees. In August 2012, the court entered judgment declaring the ’060 patent to be invalid; the case is proceeding with respect to the ’676, ’103, and ’382 patents. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Lochner Technologies, LLC, filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that by offering products used for desktop virtualization or cloud computing solutions that provide virtual desktop environments Amazon infringed a patent owned by the plaintiff purporting to cover a “Modular Computer System” (U.S. Patent No. 7,035,598), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In September 2012, the case was transferred to the United States District Court for the Central District of California, Southern Division. In October 2012, the plaintiff dismissed the complaint against us with prejudice.

In March 2012, Data Carriers, LLC filed a complaint against us in the United States District Court for the District of Delaware that alleged, among other things, that certain aspects of the software used in Kindle and on www.amazon.com, www.imdb.com, www.zappos.com, www.wireless.amazon.com, and www.audible.com infringed U.S. Patent No. 5,388,198, entitled “Proactive Presentation of Automating Features to a Computer User.” The complaint sought an unspecified amount of damages, attorneys’ fees, and interest. In August 2012, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff. The settlement was not material to either the current or future years.

In March 2012, OIP Technologies, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleged, among other things, that certain aspects of our pricing methods infringed U.S. Patent No. 7,970,713, entitled “Method and Apparatus for Automatic Pricing in Electronic Commerce.” The complaint sought three times an unspecified amount of damages, attorneys’ fees, and interest. In September 2012, the Court invalidated the plaintiff’s patent and dismissed the case with prejudice. The plaintiff is expected to appeal.

In May 2012, Clouding IP, LLC f/k/a/ STEC IP, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that our “Elastic Compute Cloud,” “WhisperSync,” “Virtual Private Cloud,” “Cloud Drive,” and “Kindle Store” services infringe one or more of 11 patents: U.S. Patent Nos. 7,596,784, entitled “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources”; 7,065,637, entitled “System for Configuration of Dynamic Computing Environments Using a Visual Interface”; 6,738,799, entitled “Methods and Apparatuses for File Synchronization and Updating Using a Signature List”; 5,944,839, entitled “System and Method for Automatically Maintaining A Computer System”; 5,825,891, entitled “Key Management for Network Communication”; 5,495,607, entitled “Network Management System Having Virtual Catalog Overview of Files Distributively Stored Across Network Domain”; 6,925,481, entitled “Technique for Enabling Remote Data Access And Manipulation From A Pervasive Device”; 7.254,621, entitled “Technique for Enabling Remote Data Access And Manipulation From A Pervasive Device”; 6,631,449, entitled “Dynamic Distributed Data System and Method”; 6,918,014, entitled “Dynamic Distributed Data System and Method”; and 6,963,908, entitled “System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments.” The complaint seeks an unspecified amount of damages together with interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In August 2012, an Australian quasi-government entity named Commonwealth Scientific and Industrial Research Organization filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the sale of “products which are operable according to the Institute of Electrical and Electronics Engineers (“IEEE”) 802.11a, g, n, and/or draft n standards” infringe U.S. Patent No. 5,487,069, entitled “Wireless LAN.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, and injunctive relief. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2012, B.E. Technology, LLC filed a complaint against Amazon Digital Services, Inc. in the United States District Court for the Western District of Tennessee. The complaint alleges, among other things, that Kindle, Kindle Touch, Kindle Touch 3G, Kindle Keyboard 3G, Kindle DX, and Kindle Fire infringe U.S. Patent No. 6,771,290, entitled “Computer Interface Method And Apparatus With Portable Network Organization System And Targeted Advertising.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2011 Annual Report on Form 10-K or Forms 10-Q for the Periods Ended March 31, 2012, and June 30, 2012, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

Other Contingencies

In November 2011, the State of Arizona issued assessments on behalf of the State and certain cities in the amount of approximately $53 million, including tax and interest, for uncollected tax for the periods March 1, 2006 through December 31, 2010. The State of Arizona alleged that we should have collected a transaction tax that is similar to a sales tax on applicable transactions during those years. While we continue to believe the assessments were without merit, in September 2012, we entered into a settlement with the State of Arizona that included an agreement that Amazon and its wholly owned retailers collect and remit Arizona sales taxes beginning February 1, 2013, for sales of any physical goods, and July 1, 2013, for sales of digital products or services, as well as resolution of Arizona sales taxes up to those dates and an immaterial payment to the State of Arizona.

See also “Note 7 — Income Taxes.”

Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets

In May 2012, we acquired Kiva Systems, Inc. for a purchase price of $678 million. In the nine months ended September 30, 2011, we acquired certain other companies for an aggregate purchase price of $738 million. The primary reasons for our 2012 and 2011 acquisitions were to improve fulfillment center productivity and to expand our customer base and sales channels. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

	Nine Months
	Ended September 30,
	2012	2011
Purchase Price
Cash paid, net of cash acquired	$613	$617
Existing equity interest	—	89
Stock options assumed	65	20
Indemnification holdbacks	—	12

	$678	$738

Allocation
Goodwill	$560	$593
Intangible assets (1):
Marketing-related	5	120
Contract-based	3	6
Technology-based	168	—
Customer-related	17	71

	193	197
Fixed assets	9	116
Deferred tax assets	34	48
Other assets acquired	41	64
Deferred tax liabilities	(81)	(66)
Debt	—	(70)
Other liabilities assumed (2)	(78)	(144)

	$678	$738

(1)	Acquired intangible assets have estimated useful lives of between 2 and 10 years.
(2)	In 2011, other liabilities assumed included a $38 million contingent liability related to historic tax exposures.

The fair value of assumed stock options was estimated using the Black-Scholes model. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives. Additionally, the aggregate purchase price of the acquisitions made during the nine months ended September 30, 2011, included the estimated fair value of our previous, noncontrolling interest in one of the acquired companies in addition to cash consideration and the fair value of vested stock options. We remeasured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $6 million in “equity-method investment activity, net of tax,” in our Q1 2011 consolidated statement of operations.

Pro Forma Financial Information

The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The net sales and operating loss of the company acquired in 2012 recorded in our consolidated statement of operations from the acquisition date through September 30, 2012, were $17 million and $(50) million. The following pro forma financial information presents our results as if the current year acquisition had occurred at the beginning of 2011 (in millions):

	Nine Months
	Ended September 30,
	2012	2011
Net sales	$39,850	$30,692
Net income	(83)	337

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

	North America	International	Consolidated
Goodwill - January 1, 2011	$1,116	$233	$1,349
New acquisitions	417	176	593
Other adjustments (1)	(2)	(6)	(8)

Goodwill - September 30, 2011	$1,531	$403	$1,934

Goodwill - January 1, 2012	$1,533	$422	$1,955
New acquisitions (2)	384	189	573
Other adjustments (1)	—	12	12

Goodwill - September 30, 2012	$1,917	$623	$2,540

(1)	Primarily includes changes in foreign exchange.
(2)	Primarily includes the goodwill of Kiva Systems, Inc.

Note 5 — Equity-Method Investments

Our equity-method investments include a 29% interest in LivingSocial. Summarized condensed financial information for this investee, as provided to us by LivingSocial, is as follows (in millions):

	Nine Months
	Ended September 30,
	2012	2011
Statement of Operations:
Revenue	$372	$167
Operating expense	629	507
Impairment charge	496	—

Operating loss	(753)	(340)
Net loss (1)	$(503)	$(375)

(1)	The difference between the operating loss and net loss for the nine months ended September 30, 2012, is primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

Based on certain triggering events identified by LivingSocial during Q3 2012, including financial performance, industry conditions, and economic factors in certain geographies, LivingSocial tested its goodwill and certain long-lived assets for impairment on an interim basis, instead of its annual October 1 testing date. Although its goodwill impairment test is not complete as of the date of this filing, LivingSocial believes an impairment loss is probable and has provided to us its best estimate. Completion of this impairment test by LivingSocial may result in an adjustment to this estimate.

As of September 30, 2012, the book value of our LivingSocial investment was $94 million.

Note 6 — Stockholders’ Equity

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2 billion of our common stock with no fixed expiration. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of our common stock for $960 million in Q1 2012 under this program.

Stock Award Activity

We granted restricted stock units representing 1.4 million and 1.0 million shares of common stock with a per share weighted average fair value of $228.51 and $218.08 during Q3 2012 and Q3 2011. For the nine months ended September 30, 2012 and 2011, we granted restricted stock units representing 6.6 million and 4.5 million shares of common stock with a per share weighted average fair value of $200.24 and $191.87.

Common shares outstanding plus shares underlying outstanding stock awards totaled 469 million at September 30, 2012, and 468 million at December 31, 2011. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2012 (in millions):

Number of Units
Outstanding at December 31, 2011	13.1
Units granted	6.6
Units vested	(2.9)
Units forfeited	(1.2)

Outstanding at September 30, 2012	15.6

Scheduled vesting for outstanding restricted stock units at September 30, 2012, is as follows (in millions):

	Three Months Ended December 31, 2012
		Year Ended December 31,
		2013	2014	2015	2016	Thereafter	Total
Scheduled vesting—restricted stock units	1.3	4.8	5.0	2.7	1.2	0.6	15.6

As of September 30, 2012, there was $1.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis, with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

Note 7 — Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations), audit developments, and investments, foreign currency gains (losses), changes in law and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, acquisitions (including integrations), audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% U.S. federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q3 2012 in jurisdictions for which no tax benefit is recognized. In addition, the year to date tax provision as of September 30, 2012 includes income tax expense of $31 million primarily related to the discrete tax impact of acquisition integrations and developments in foreign tax audits. Accordingly, our Q3 2012 year to date effective tax rate is higher than both our current estimated 2012 annual effective rate and our 2011 effective tax rate.

Cash paid for income taxes (net of refunds) was $21 million and $12 million in Q3 2012 and Q3 2011, and $60 million and $18 million for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, and December 31, 2011, gross unrecognized tax benefits (tax contingencies) were $253 million and $229 million. Due to the nature of our business operations, we expect the total amount of our tax contingencies for prior period tax positions will grow in 2012 in comparable amounts to 2011; however, changes in state and federal tax laws or tax assessments may impact our tax contingencies. It is reasonably possible that within the next 12 months, we will receive additional assessments and enter into additional settlement agreements with various tax authorities. These assessments and settlements may or may not result in changes to our tax contingencies.

We are under examination by the IRS for calendar years 2005 and 2006 and may be subject to examination by the IRS for all years thereafter. Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (FTA) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax expense of approximately $252 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In March 2012, the U.S. and Japanese tax authorities reached an agreement on the allocation of our income between the U.S. and Japan for calendar years 2006 through 2012. The amount of tax expense, net of related foreign tax credits, recorded for this agreement was not significant. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Luxembourg, and the United Kingdom. We are or may be subject to examination by these particular tax authorities for the calendar year 2003 and thereafter.

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

Information on reportable segments and reconciliation to consolidated net income (loss) was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America
Net sales	$7,884	$5,932	$22,638	$16,804
Segment operating expenses (1)	7,593	5,788	21,655	16,156

Segment operating income	$291	$144	$983	$648

International
Net sales	$5,922	$4,944	$17,187	$13,842
Segment operating expenses (1)	5,981	4,828	17,181	13,379

Segment operating income (loss)	$(59)	$116	$6	$463

Consolidated
Net sales	$13,806	$10,876	$39,825	$30,646
Segment operating expenses (1)	13,574	10,616	38,836	29,535

Segment operating income	232	260	989	1,111
Stock-based compensation	(217)	(144)	(597)	(397)
Other operating income (expense), net	(43)	(37)	(121)	(112)

Income (loss) from operations	(28)	79	271	602
Total non-operating income (expense)	6	51	(64)	59
Provision for income taxes	(83)	(67)	(234)	(205)
Equity-method investment activity, net of tax	(169)	—	(110)	(2)

Net income (loss)	$(274)	$63	$(137)	$454

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
Media	$4,600	$4,153	$13,427	$11,770
Electronics and other general merchandise	8,558	6,316	24,695	17,799
Other (1)	648	407	1,703	1,077

	$13,806	$10,876	$39,825	$30,646

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”) in the North America segment, advertising services, our co-branded credit card agreements, and other seller sites in both segments.

Note 9 — Subsequent Event

In October 2012, we entered into purchase and sale agreements to acquire 11 buildings comprising 1.8 million square feet of our currently leased corporate office space in Seattle, Washington, for approximately $1.16 billion. Subject to satisfaction of customary closing conditions, we expect to close the purchase in Q4 2012, and made a non-refundable deposit of $51 million, which will be forfeited if we do not close the transaction in Q4 2012.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at September 30, 2012, we would have recorded an additional cost of sales of approximately $52 million.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2012, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $21 million impact on our Q3 2012 operating income. Our estimated forfeiture rates at September 30, 2012, and December 31, 2011, were 27% and 28%.

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

If we determine that additional portions of our deferred tax assets are realizable, the majority of the benefit will come from the assets associated with the stock-based compensation that was not recognized in the financial statements, but was claimed on the tax return. Since this compensation was not recognized in our consolidated statements of operations as expense, the benefit generated will be recorded to stockholders’ equity.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Operating activities	$943	$797	$(901)	$(366)	$3,368	$3,114
Investing activities	(369)	100	(513)	(461)	(1,982)	(1,676)
Financing activities	31	(82)	(907)	(149)	(1,240)	(183)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.1 billion for the trailing twelve months ended September 30, 2012, compared to $1.5 billion for the trailing twelve months ended September 30, 2011, a decrease of 31%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended September 30, 2012, compared to the comparable prior year period was primarily due to increased capital expenditures, a decline in net income, and changes in working capital2, partially offset by increases in noncash expenses, increases in deferred revenue, and increases in sales of gift certificates to customers. Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows; accordingly, as such tax benefits decline, a greater amount of cash is classified as operating cash inflow. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our federal taxable income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $5.2 billion and $9.6 billion at September 30, 2012, and December 31, 2011. Amounts held in foreign currencies were $3.2 billion and $4.1 billion at September 30, 2012, and December 31, 2011, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.

Cash provided by (used in) operating activities was $943 million and $797 million for Q3 2012 and Q3 2011, and $(901) million and $(366) million for the nine months ended September 30, 2012 and 2011. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, miscellaneous marketing and promotional agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days and inventory turns, as well as changes to non-cash items such as excess stock-based compensation and deferred taxes.

(1)

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of fixed assets, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(369) million and $100 million for Q3 2012 and Q3 2011, and $(513) million and $(461) million for the nine months ended September 30, 2012 and 2011, with the variability caused primarily by purchases, maturities, and sales of marketable securities and other investments, increased capital expenditures, and increases in cash paid for acquisitions. Capital expenditures were $716 million and $529 million during Q3 2012 and Q3 2011, and $1.8 billion and $1.3 billion for the nine months ended September 30, 2012 and 2011, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $109 million and $71 million for internal-use software and website development during Q3 2012 and Q3 2011, and $276 million and $186 million for the nine months ended September 30, 2012 and 2011. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $37 million and $48 million during Q3 2012 and Q3 2011, and $711 million and $656 million during the nine months ended September 30, 2012 and 2011.

Cash provided by (used in) financing activities was $31 million and $(82) million for Q3 2012 and Q3 2011, and $(907) million and $(149) million for the nine months ended September 30, 2012 and 2011. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $144 million and $91 million in Q3 2012 and Q3 2011, and $437 million and $341 million for the nine months ended September 30, 2012 and 2011. In Q1 2012, we repurchased $960 million of our common stock under the $2 billion repurchase program authorized by our Board of Directors. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $109 million and $9 million in Q3 2012 and Q3 2011, and $300 million and $131 million for the nine months ended September 30, 2012 and 2011. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $66 million and $0 for Q3 2012 and Q3 2011, and $190 million and $61 million for the nine months ended September 30, 2012 and 2011.

We recorded net tax provisions of $83 million and $67 million in Q3 2012 and Q3 2011, and $234 million and $205 million for the nine months ended September 30, 2012 and 2011. A majority of this provision is non-cash. We have current tax benefits and net operating losses relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. Cash taxes paid (net of refunds) were $21 million and $12 million for Q3 2012 and Q3 2011, and $60 million and $18 million for the nine months ended September 30, 2012 and 2011. As of December 31, 2011, our federal net operating loss carryforward was approximately $384 million and we had approximately $273 million of federal tax credits potentially available to offset future tax liabilities. Once we utilize federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

In January 2010, our Board of Directors authorized a program to repurchase up to $2 billion of our common stock. We repurchased 1.5 million shares of common stock for $277 million in 2011 and 5.3 million shares of common stock for $960 million in Q1 2012.

In October 2012, we entered into purchase and sale agreements to acquire certain of our currently leased corporate office space for approximately $1.16 billion and expect to close the purchase in Q4 2012. See Item 1 of Part I, “Financial Statements — Note 9 — Subsequent Event” for additional discussion. Additionally, as part of a plan to develop additional corporate office space, we have signed a purchase and sale agreement to acquire three city blocks in Seattle, Washington. Subject to the satisfactory conclusion of our due diligence process, status of land use entitlements, and customary closing conditions, we expect to close the purchase in Q4 2012. We are currently assessing whether we will use cash on hand or other financing options for these transactions. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $5.1 billion at September 30, 2012. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we collect from our customers before our payments to suppliers come due. Inventory turnover4 was 10 and 11 for Q3 2012 and Q3 2011. We expect variability in inventory turnover over time as it is affected by several factors, including category expansion and changes in our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

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

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities. Net sales information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
North America	$7,884	$5,932	$22,638	$16,804
International	5,922	4,944	17,187	13,842

Consolidated	$13,806	$10,876	$39,825	$30,646

Year-over-year Percentage Growth:
North America	33%	44%	35%	46%
International	20	44	24	42
Consolidated	27	44	30	44
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	33%	44%	35%	46%
International	27	33	29	32
Consolidated	30	39	32	40
Net Sales Mix:
North America	57%	55%	57%	55%
International	43	45	43	45

Consolidated	100%	100%	100%	100%

Sales increased 27% in Q3 2012 and 30% for the nine months ended September 30, 2012, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(348) million for Q3 2012 and $371 million for Q3 2011, and by $(676) million and $992 million for the nine months ended September 30, 2012 and 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 33% in Q3 2012 and 35% for the nine months ended September 30, 2012, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 20% in Q3 2012 and 24% for the nine months ended September 30, 2012, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(347) million for Q3 2012 and by $367 million for Q3 2011, and $(670) million and $981 million for the nine months ended September 30, 2012 and 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shipping Activity:
Shipping revenue (1)(2)(3)	$517	$360	$1,448	$1,020
Outbound shipping costs	(1,153)	(918)	(3,336)	(2,523)

Net shipping cost	$(636)	$(558)	$(1,888)	$(1,503)

Year-over-year Percentage Growth:
Shipping revenue	44%	33%	42%	35%
Outbound shipping costs	26	59	32	60
Net shipping cost	14	83	26	82
Percent of Net Sales:
Shipping revenue	3.7%	3.3%	3.7%	3.3%
Outbound shipping costs	(8.3)	(8.4)	(8.4)	(8.2)

Net shipping cost	(4.6)%	(5.1)%	(4.7)%	(4.9)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.
(3)	Shipping revenue for the three months and nine months ended September 30, 2012, includes amounts earned from Fulfillment by Amazon programs related to shipping services.

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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
North America
Media	$2,215	$1,927	$6,285	$5,397
Electronics and other general merchandise	5,061	3,635	14,771	10,435
Other (1)	608	370	1,582	972

Total North America	$7,884	$5,932	$22,638	$16,804

International
Media	$2,385	$2,226	$7,142	$6,373
Electronics and other general merchandise	3,497	2,681	9,924	7,364
Other (1)	40	37	121	105

Total International	$5,922	$4,944	$17,187	$13,842

Consolidated
Media	$4,600	$4,153	$13,427	$11,770
Electronics and other general merchandise	8,558	6,316	24,695	17,799
Other (1)	648	407	1,703	1,077

Total consolidated	$13,806	$10,876	$39,825	$30,646

Year-over-year Percentage Growth:
North America
Media	15%	21%	16%	20%
Electronics and other general merchandise	39	56	42	62
Other	64	77	63	79
Total North America	33	44	35	46
International
Media	7%	27%	12%	24%
Electronics and other general merchandise	30	63	35	63
Other	7	21	15	20
Total International	20	44	24	42
Consolidated
Media	11%	24%	14%	22%
Electronics and other general merchandise	36	59	39	62
Other	59	70	58	70
Total consolidated	27	44	30	44
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	12%	17%	15%	15%
Electronics and other general merchandise	39	51	41	51
Other	13	13	20	13
Total International	27	33	29	32
Consolidated
Media	14%	19%	16%	17%
Electronics and other general merchandise	39	54	41	58
Other	60	69	59	69
Total consolidated	30	39	32	40
Consolidated Net Sales Mix:
Media	33%	38%	34%	38%
Electronics and other general merchandise	62	58	62	58
Other	5	4	4	4

Total consolidated	100%	100%	100%	100%

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, our co-branded credit card agreements, and other seller sites in both segments.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$10,319	$—	$10,319	$8,325	$—	$8,325	$29,834	$—	$29,834	$23,457	$—	$23,457
Fulfillment	1,510	(56)	1,454	1,121	(35)	1,086	4,161	(149)	4,012	2,917	(91)	2,826
Marketing	540	(16)	524	370	(10)	360	1,557	(43)	1,514	1,037	(27)	1,010
Technology and content	1,192	(112)	1,080	769	(75)	694	3,219	(310)	2,909	2,047	(211)	1,836
General and administrative	230	(33)	197	175	(24)	151	662	(95)	567	474	(68)	406
Other operating expense (income), net	43	—	43	37	—	37	121	—	121	112	—	112

Total operating expenses	$13,834	$(217)	$13,617	$10,797	$(144)	$10,653	$39,554	$(597)	$38,957	$30,044	$(397)	$29,647

Year-over-year Percentage Growth:
Fulfillment	35%		34%	65%		65%	43%		42%	61%		62%
Marketing	46		46	53		54	50		50	59		59
Technology and content	55		56	74		80	57		58	68		74
General and administrative	31		30	50		58	39		40	45		52
Percent of Net Sales:
Fulfillment	10.9%		10.5%	10.3%		10.0%	10.4%		10.1%	9.5%		9.2%
Marketing	3.9		3.8	3.4		3.3	3.9		3.8	3.4		3.3
Technology and content	8.6		7.8	7.1		6.4	8.1		7.3	6.7		6.0
General and administrative	1.7		1.4	1.6		1.4	1.7		1.4	1.5		1.3

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

The increase in cost of sales in absolute dollars in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit (in millions)	$3,487	$2,551	$9,991	$7,189
Gross margin	25.3%	23.5%	25.1%	23.5%

Gross margin increased in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, primarily due to service sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, is primarily due to variable costs corresponding with physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our Associates program and sponsored search programs, payroll and related expenses, and television advertising.

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

The increase in technology and content costs in absolute dollars in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2011 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

During Q3 2012 and Q3 2011, we capitalized $129 million (including $20 million of stock-based compensation) and $75 million (including $4 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2012 and 2011, we capitalized $328 million (including $52 million of stock-based compensation) and $212 million (including $26 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $85 million and $62 million for Q3 2012 and Q3 2011, and $233 million and $171 million for the nine months ended September 30, 2012 and 2011. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure and other technology costs used to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q3 2012 and for the nine months ended September 30, 2012, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.

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

Stock-based compensation was $217 million and $144 million during Q3 2012 and Q3 2011, and $597 million and $397 million for the nine months ended September 30, 2012 and 2011. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net was $43 million and $37 million for Q3 2012 and Q3 2011, and $121 million and $112 million for the nine months ended September 30, 2012 and 2011, and was primarily related to the amortization of intangible assets.

Income (Loss) from Operations

For the reasons discussed above, income (loss) from operations decreased 135% to $(28) million in Q3 2012, from $79 million in Q3 2011, and 55% to $271 million for the nine months ended September 30, 2012, from $602 million for the nine months ended September 30, 2011.

Interest Income and Expense

Our interest income was $10 million and $16 million during Q3 2012 and Q3 2011, and $32 million and $47 million for the nine months ended September 30, 2012 and 2011. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our interest expense is related to our capital leases and leases accounted for as financing arrangements. Interest expense was $22 million and $17 million during Q3 2012 and Q3 2011, and $65 million and $45 million for the nine months ended September 30, 2012 and 2011.

Other Income (Expense), Net

Other income (expense), net was $18 million and $52 million during Q3 2012 and Q3 2011, and $(31) million and $57 million for the nine months ended September 30, 2012 and 2011. The primary component of other income (expense), net, is related to foreign-currency gains (losses) on intercompany balances. The changes in the foreign-currency gains (losses) during Q3 2012 and for the nine months ended September 30, 2012, are primarily due to fluctuations in the value of the Japanese Yen against the U.S. Dollar and the Euro.

Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

In 2012, our effective tax rate will reflect the favorable impact of earnings in lower tax rate jurisdictions that primarily relate to our European operations, which are headquartered in Luxembourg, offset by the adverse effect of losses incurred in other foreign jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset. Such losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income relative to our income tax expense, acquisitions (including integrations), audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011. Taking these items into account, we estimate our annual effective tax rate to be higher than both the 35% U.S. federal statutory rate and our 2011 effective tax rate.

As compared to our current estimate of annual 2012 pre-tax income, we generated a disproportionate amount of losses during Q3 2012 in jurisdictions for which no tax benefit is recognized. In addition, the year to date tax provision as of September 30, 2012, includes income tax expense of $31 million primarily related to the discrete tax impact of acquisition integrations and developments in foreign tax audits. Accordingly, our Q3 2012 year to date effective tax rate is higher than both our current estimated 2012 annual effective rate and our 2011 effective tax rate.

Equity–Method Investment Activity, Net of Tax

Equity–method investment activity, net of tax, was $(169) million and $0 during Q3 2012 and Q3 2011, and $(110) million and $(2) million for the nine months ended September 30, 2012 and 2011. Details of this activity are provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in earnings (loss) of LivingSocial:
Impairment charges recorded by LivingSocial	$(145)	$—	$(145)	$—
Gain on existing equity interests, LivingSocial acquisitions	—	—	75	—
Operating and other losses	(24)	(73)	(76)	(128)

Total equity in earnings (loss) of LivingSocial	(169)	(73)	(146)	(128)

Other equity-method investment activity:
Amazon dilution gains on LivingSocial investment	—	74	37	74
Recovery on sale of equity position	—	—	—	49
Other, net	—	(1)	(1)	3

Total other equity-method investment activity	—	73	36	126

Equity method investment activity, net of tax	$(169)	$—	$(110)	$(2)

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$14,154	$(348)	$13,806	$10,505	$371	$10,876	$40,501	$(676)	$39,825	$29,654	$992	$30,646
Operating expenses	14,180	(346)	13,834	10,440	357	10,797	40,215	(661)	39,554	29,100	944	30,044
Income (loss) from operations	(25)	(3)	(28)	65	14	79	286	(15)	271	554	48	602

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended September 30, 2012 and 2011 (in millions):

	Twelve Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$3,368	$3,114
Purchases of fixed assets, including internal-use software and website development	(2,310)	(1,589)

Free cash flow	$1,058	$1,525

Net cash used in investing activities	$(1,982)	$(1,676)

Net cash provided by (used in) financing activities	$(1,240)	$(183)

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

Guidance

We provided guidance on October 25, 2012, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 25, 2012. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce and the various factors detailed below.

Fourth Quarter 2012 Guidance

•	Net sales are expected to be between $20.25 billion and $22.75 billion, or to grow between 16% and 31% compared with fourth quarter 2011.

•	Operating income (loss) is expected to be between $(490) million and $310 million, compared with $260 million in the prior year period.

•

This guidance includes approximately $290 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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

Foreign Exchange Risk

During Q3 2012, net sales from our International segment accounted for 43% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2012 decreased by $347 million in comparison with Q3 2011.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2012, of $3.2 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $160 million, $320 million, and $640 million. All investments are classified as available-for-sale. Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at September 30, 2012, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $10 million, $15 million, and $30 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of September 30, 2012, our recorded basis in equity investments was $179 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such we believe that market sensitivities are not practicable.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: October 25, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements.