Form 10-K
period 2012-12-31
AMAZON COM INC
filed 2013-01-30
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012	$83,001,105,646
Number of shares of common stock outstanding as of January 18, 2013	454,551,069

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

As used herein, “Amazon.com,” “we,” “our,” and similar terms include Amazon.com, Inc. and its subsidiaries, unless the context indicates otherwise.

General

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for four primary customer sets: consumers, sellers, enterprises, and content creators. In addition, we provide services, such as advertising services and co-branded credit card agreements.

We have organized our operations into two principal segments: North America and International. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales.

Consumers

We serve consumers through our retail websites, and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our websites directly and through our mobile websites and apps. We also manufacture and sell Kindle devices. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, including through membership in Amazon Prime, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service.

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

Content Creators

We serve authors and independent publishers with Kindle Direct Publishing, an online platform that lets independent authors and publishers choose a 70% royalty option and make their books available in the Kindle Store, along with Amazon’s own publishing arm, Amazon Publishing. We also offer programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content.

Competition

Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers, and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, customer service, and payment processing; (5) companies that provide information storage or computing services or products, including infrastructure and other web services; and (6) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and media devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, service marks, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 35%, 36%, and 38% of our annual revenue during the fourth quarter of 2012, 2011, and 2010.

Employees

We employed approximately 88,400 full-time and part-time employees at December 31, 2012. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union except where required by law and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

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

Executive Officers and Directors

The following tables set forth certain information regarding our Executive Officers and Directors as of January 18, 2013:

Executive Officers

Name	Age	Position
Jeffrey P. Bezos	49	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	43	Senior Vice President, Business Development
Andrew R. Jassy	45	Senior Vice President, Web Services
Diego Piacentini	52	Senior Vice President, International Consumer Business
Shelley L. Reynolds	48	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	52	Senior Vice President and Chief Financial Officer
H. Brian Valentine	53	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	46	Senior Vice President, Consumer Business
David A. Zapolsky	49	Vice President, General Counsel, and Secretary

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

Jeffrey M. Blackburn. Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006.

Andrew R. Jassy. Mr. Jassy has served as Senior Vice President, Web Services, since April 2006.

Diego Piacentini. Mr. Piacentini has served as Senior Vice President, International Consumer Business, since February 2012, and as Senior Vice President, International Retail, from January 2007 until February 2012.

Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.

Thomas J. Szkutak. Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since joining Amazon.com in October 2002.

H. Brian Valentine. Mr. Valentine has served as Senior Vice President, Ecommerce Platform, since joining Amazon.com in September 2006.

Jeffrey A. Wilke. Mr. Wilke has served as Senior Vice President, Consumer Business, since February 2012, and as Senior Vice President, North America Retail, from January 2007 until February 2012.

David A. Zapolsky. Mr. Zapolsky has served as Vice President, General Counsel, and Secretary since September 2012, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.

Board of Directors

Name	Age	Position
Jeffrey P. Bezos	49	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	72	Managing Director, Madrona Venture Group
John Seely Brown	72	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	62	Partner, Kleiner Perkins Caufield & Byers
Jamie S. Gorelick	62	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Alain Monié	62	President and Chief Executive Officer, Ingram Micro Inc.
Jonathan J. Rubinstein	56	Former Chairman and CEO, Palm, Inc.
Thomas O. Ryder	68	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	56	Vice Chair, Board of Regents, Smithsonian Institution

Item 1A.	Risk Factors

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, digital media devices and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	terrorist attacks and armed hostilities.

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

•

government regulation of e-commerce, other online services and electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

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

•	business licensing or certification requirements, such as for imports, exports and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

As international e-commerce and other online services grow, competition will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our international websites are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities primarily in Euros, Japanese Yen, British Pounds, and Chinese Yuan. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

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

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

We Do Not Collect Sales or Consumption Taxes in Some Jurisdictions

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. We support a Federal law that would allow states to require sales tax collection under a nationwide system. More than half of our revenue is already earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles, and interpretations, with a number of countries actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Our Supplier Relationships Subject Us to a Number of Risks

We have significant suppliers, including licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

In addition, we qualify as a money services business in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding, the handling of transferred funds and consumer disclosures. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements, such as maintaining capital and segregating funds, and civil and criminal penalties, or forced to cease providing certain services.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2012, we operated the following facilities (in thousands):

Description of Use	Square Footage (1)	Location	Lease Expirations (1)
Owned office space	1,802	North America
Leased office space	3,236	North America	From 2013
			through 2027
Leased office space	1,660	International	From 2013
			through 2021

Sub-total	6,698

Owned fulfillment, datacenters, and other	339	North America
Leased fulfillment, datacenters, and other	35,261	North America	From 2013
			through 2027
Owned fulfillment, datacenters, and other	22	International
Leased fulfillment, datacenters, and other	30,761	International	From 2013
			through 2031

Sub-total	66,383

Total	73,081

(1)	For leased properties, represents the total leased space excluding sub-leased space.

We own and lease our corporate headquarters in Seattle, Washington. Additionally, we own and lease corporate office, fulfillment and warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

Item 3.	Legal Proceedings

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Commitments and Contingencies—Legal Proceedings.”

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

	High	Low
Year ended December 31, 2011
First Quarter	$191.60	$160.59
Second Quarter	206.39	175.37
Third Quarter	244.00	177.10
Fourth Quarter	246.71	166.97
Year ended December 31, 2012
First Quarter	$209.85	$172.00
Second Quarter	233.84	183.65
Third Quarter	264.11	212.61
Fourth Quarter	263.11	218.18

Holders

As of January 18, 2013, there were 3,075 shareholders of record of our common stock, although there are a much larger number of beneficial owners.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statements of Operations:
Net sales	$61,093	$48,077	$34,204	$24,509	$19,166
Income from operations	676	862	1,406	1,129	842
Net income (loss)	(39)	631	1,152	902	645
Basic earnings per share (1)	$(0.09)	$1.39	$2.58	$2.08	$1.52
Diluted earnings per share (1)	$(0.09)	$1.37	$2.53	$2.04	$1.49
Weighted average shares used in computation of earnings per share:
Basic	453	453	447	433	423
Diluted	453	461	456	442	432
Statements of Cash Flows:
Net cash provided by operating activities	$4,180	$3,903	$3,495	$3,293	$1,697
Purchases of property and equipment, including internal-use software and website development	(3,785)	(1,811)	(979)	(373)	(333)

Free cash flow (2)	$395	$2,092	$2,516	$2,920	$1,364

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheets:
Total assets	$32,555	$25,278	$18,797	$13,813	$8,314
Total long-term obligations	5,361	2,625	1,561	1,192	896

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
(2)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of property and equipment, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment and data center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”

Overview

Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell Kindle devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by other sellers as services sales. We also offer other services such as AWS, fulfillment, publishing, digital content subscriptions, advertising, and co-branded credit cards.

Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital2 and capital expenditures. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 470 million and 468 million at December 31, 2012 and 2011.

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of property and equipment, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.
[2]	Working capital consists of accounts receivable, inventory, and accounts payable.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure; to build, enhance, and add features to our websites, our Kindle devices, and digital offerings; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts available to us from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9, 10, and 11 for 2012, 2011, and 2010. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days5 were 76, 74, and 72 for 2012, 2011, and 2010. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.

We expect spending in technology and content will increase over time as we add computer scientists, software engineers, and merchandising employees. We seek to efficiently invest in several areas of technology and content such as digital initiatives and expansion of new and existing physical and digital product categories and offerings, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and devices. We are also investing in AWS, which provides technology services that give developers and enterprises of all sizes access to technology infrastructure that enables virtually any type of business.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at December 31, 2012 we would have recorded an additional cost of sales of approximately $60 million.

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

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2012 would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2012, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $22 million impact on our 2012 operating income. Our estimated forfeiture rates at December 31, 2012 and 2011, were 27% and 28%.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, with a number of countries actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$4,180	$3,903	$3,495
Investing activities	(3,595)	(1,930)	(3,360)
Financing activities	2,259	(482)	181

Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $395 million for 2012, compared to $2.1 billion and $2.5 billion for 2011 and 2010. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow in 2012 and 2011, compared to the comparable prior year periods, was primarily due to increased capital expenditures partially offset by higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $11.4 billion, $9.6 billion, and $8.8 billion, at December 31, 2012, 2011, and 2010. Amounts held in foreign currencies were $5.1 billion, $4.1 billion, and $3.4 billion at December 31, 2012, 2011, and 2010, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.

Cash provided by operating activities was $4.2 billion, $3.9 billion, and $3.5 billion in 2012, 2011, and 2010. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2012, compared to the comparable prior year period, was primarily due to increases in non-cash expenses partially offset by the decrease in net income; additions to unearned revenue; and changes in working capital; partially offset by increased tax benefits on excess stock-based compensation deductions. The increase in operating cash flow in 2011, compared to the comparable prior year period, was primarily due to additions to unearned revenue; increases in sales of gift certificates to our customers; decreased tax benefits on excess stock-based compensation deductions; and the increase in net income, excluding depreciation, amortization, and stock-based compensation; partially offset by changes in working capital.

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash used in investing activities was $(3.6) billion, $(1.9) billion, and $(3.4) billion in 2012, 2011, and 2010, with the variability caused primarily by changes in capital expenditures and changes in cash paid for acquisitions, and purchases, maturities, and sales of marketable securities and other investments. Capital expenditures were $3.8 billion, $1.8 billion, and $979 million in 2012, 2011, and 2010, with the increases primarily reflecting the purchase of property in 2012, and additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations during all three periods. We expect this trend to continue over time. The purchase of property in 2012 included the acquisition of 11 buildings comprising 1.8 million square feet of our previously leased corporate office space and three city blocks in Seattle, Washington for $1.4 billion. Capital expenditures included $381 million, $256 million, and $176 million for internal-use software and website development during 2012, 2011, and 2010. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2012, 2011, and 2010, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $745 million, $705 million, and $352 million.

Cash provided by (used in) financing activities was $2.3 billion, $(482) million, and $181 million in 2012, 2011, and 2010. Cash outflows from financing activities result from repurchases of common stock, payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt, were $588 million, $444 million, and $221 million in 2012, 2011, and 2010. We repurchased 5.3 million shares of common stock for $960 million in 2012 and 1.5 million shares of common stock for $277 million in 2011 under the $2.0 billion repurchase program authorized by our Board of Directors in January 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $3.4 billion, $177 million, and $143 million in 2012, 2011, and 2010. During 2012, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $3.0 billion of senior nonconvertible unsecured debt in three tranches: $750 million of 0.65% notes due in 2015; $1.0 billion of 1.20% notes due in 2017; and $1.3 billion of 2.50% notes due in 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for additional discussion of the notes. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $429 million, $62 million, and $259 million in 2012, 2011, and 2010.

In 2012, 2011, and 2010 we recorded net tax provisions of $428 million, $291 million, and $352 million. A majority of this provision is non-cash. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. At December 31, 2012, cash held by foreign subsidiaries was $4.3 billion, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $2.1 billion. Cash taxes paid (net of refunds) were $112 million, $33 million, and $75 million for 2012, 2011, and 2010. As of December 31, 2012, our federal net operating loss carryforward was approximately $89 million. We also have approximately $136 million of federal tax credits potentially available to offset future tax liabilities. As we utilize our federal tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $3.8 billion at December 31, 2012. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover was 9, 10, and 11 for 2012, 2011, and 2010. We expect variability in inventory turnover over time as it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Results of Operations

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities. Net sales information is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales:
North America	$34,813	$26,705	$18,707
International	26,280	21,372	15,497

Consolidated	$61,093	$48,077	$34,204

Year-over-year Percentage Growth:
North America	30%	43%	46%
International	23	38	33
Consolidated	27	41	40
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	30%	43%	46%
International	27	31	34
Consolidated	29	37	40
Net Sales Mix:
North America	57%	56%	55%
International	43	44	45

Consolidated	100%	100%	100%

Sales increased 27%, 41%, and 40% in 2012, 2011, and 2010, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(854) million, $1.1 billion, and $(86) million for 2012, 2011, and 2010. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 30%, 43%, and 46% in 2012, 2011, and 2010, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 23%, 38%, and 33% in 2012, 2011, and 2010, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, partially offset by a higher percentage of sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(853) million, $1.1 billion, and $(107) million in 2012, 2011, and 2010. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Shipping Activity:
Shipping revenue (1)(2)(3)	$2,280	$1,552	$1,193
Outbound shipping costs	(5,134)	(3,989)	(2,579)

Net shipping cost	$(2,854)	$(2,437)	$(1,386)

Year-over-year Percentage Growth:
Shipping revenue	47%	30%	29%
Outbound shipping costs	29	55	45
Net shipping cost	17	76	63
Percent of Net Sales:
Shipping revenue	3.7%	3.2%	3.5%
Outbound shipping costs	(8.4)	(8.3)	(7.5)

Net shipping cost	(4.7)%	(5.1)%	(4.0)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.
(3)	Shipping revenue for the year ended December 31, 2012, includes amounts earned from Fulfillment by Amazon programs related to shipping services.

We expect our net cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, our product mix shifts to the electronics and other general merchandise category, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing placement of fulfillment centers, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.

Net sales by similar products and services were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales:
North America
Media	$9,189	$7,959	$6,881
Electronics and other general merchandise	23,273	17,315	10,998
Other (1)	2,351	1,431	828

Total North America	$34,813	$26,705	$18,707

International
Media	$10,753	$9,820	$8,007
Electronics and other general merchandise	15,355	11,397	7,365
Other (1)	172	155	125

Total International	$26,280	$21,372	$15,497

Consolidated
Media	$19,942	$17,779	$14,888
Electronics and other general merchandise	38,628	28,712	18,363
Other (1)	2,523	1,586	953

Total consolidated	$61,093	$48,077	$34,204

Year-over-year Percentage Growth:
North America
Media	15%	16%	15%
Electronics and other general merchandise	34	57	74
Other	64	73	50
Total North America	30	43	46
International
Media	9%	23%	18%
Electronics and other general merchandise	35	55	54
Other	11	24	22
Total International	23	38	33
Consolidated
Media	12%	19%	17%
Electronics and other general merchandise	35	56	66
Other	59	66	46
Total consolidated	27	41	40
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	12%	16%	18%
Electronics and other general merchandise	40	47	57
Other	15	18	24
Total International	27	31	34
Consolidated
Media	14%	16%	16%
Electronics and other general merchandise	36	53	67
Other	59	66	46
Total consolidated	29	37	40
Consolidated Net Sales Mix:
Media	33%	37%	43%
Electronics and other general merchandise	63	60	54
Other	4	3	3

Total consolidated	100%	100%	100%

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$45,971	$—	$45,971	$37,288	$—	$37,288	$26,561	$—	$26,561
Fulfillment	6,419	(212)	6,207	4,576	(133)	4,443	2,898	(90)	2,808
Marketing	2,408	(61)	2,347	1,630	(39)	1,591	1,029	(27)	1,002
Technology and content	4,564	(434)	4,130	2,909	(292)	2,617	1,734	(223)	1,511
General and administrative	896	(126)	770	658	(93)	565	470	(84)	386
Other operating expense (income), net	159	—	159	154	—	154	106	—	106

Total operating expenses	$60,417	$(833)	$59,584	$47,215	$(557)	$46,658	$32,798	$(424)	$32,374

Year-over-year Percentage Growth:
Fulfillment	40%		40%	58%		58%	41%		42%
Marketing	48		47	58		59	51		52
Technology and content	57		58	68		73	40		43
General and administrative	36		36	40		46	44		45

Percent of Net Sales:
Fulfillment	10.5%		10.2%	9.5%		9.2%	8.5%		8.2%
Marketing	3.9		3.8	3.4		3.3	3.0		2.9
Technology and content	7.5		6.8	6.1		5.4	5.1		4.4
General and administrative	1.5		1.3	1.4		1.2	1.4		1.1

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

The increase in cost of sales in absolute dollars in 2012, 2011, and 2010 compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Year Ended December 31,
	2012	2011	2010
Gross profit (in millions)	$15,122	$10,789	$7,643
Gross margin	24.8%	22.4%	22.3%

Gross margin increased in 2012, compared to the comparable prior year periods, primarily due to services sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

Fulfillment

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment capacity expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

The increase in fulfillment costs in absolute dollars in 2012, 2011, and 2010, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in 2012, 2011, and 2010, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as sponsored search programs and our Associates program, payroll and related expenses, and television advertising.

While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.

Technology and Content

We seek to efficiently invest in several areas of technology and content such as technology infrastructure, including AWS, digital initiatives, and expansion of new and existing physical and digital product categories and offerings, so we may continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.

The increase in technology and content costs in absolute dollars in 2012, 2011, and 2010 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure.

For 2012, 2011, and 2010, we capitalized $454 million (including $74 million of stock-based compensation), $307 million (including $51 million of stock-based compensation), and $213 million (including

$38 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $327 million, $236 million, and $184 million for 2012, 2011, and 2010. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in 2012, 2011, and 2010 compared to the comparable prior year periods is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation

Stock-based compensation was $833 million, $557 million, and $424 million during 2012, 2011, and 2010. The increase in 2012, 2011, and 2010 compared to the comparable prior year periods is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net was $159 million, $154 million, and $106 million during 2012, 2011, and 2010. In 2012, 2011, and 2010, the amounts primarily related to amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 22% in 2012, decreased 39% in 2011, and increased 25% in 2010.

Interest Income and Expense

Our interest income was $40 million, $61 million, and $51 million during 2012, 2011, and 2010. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary component of our interest expense is related to our long-term debt and capital and financing lease arrangements. Interest expense was $92 million, $65 million, and $39 million in 2012, 2011, and 2010.

Our long-term debt was $3.1 billion and $255 million at December 31, 2012 and 2011. Our other long-term liabilities were $2.3 billion and $2.4 billion at December 31, 2012 and 2011. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Note 7—Other Long-Term Liabilities” for additional information.

Other Income (Expense), Net

Other income (expense), net was $(80) million, $76 million, and $79 million during 2012, 2011, and 2010. The primary component of other income (expense), net, is related to foreign-currency gains (losses) on intercompany balances.

Income Taxes

Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized.

We recorded a provision for income taxes of $428 million, $291 million, and $352 million in 2012, 2011, and 2010. Our effective tax rate in 2012, 2011, and 2010 is significantly affected by two factors: the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses incurred in foreign jurisdictions for which we may not realize a tax benefit, primarily generated by subsidiaries located outside of Europe, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded a valuation allowance against the related deferred tax assets.

In 2012, the adverse impact of such foreign jurisdiction losses was partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Additionally, our effective tax rate in 2012 was more volatile as compared to prior years due to the lower level of pre-tax income generated during the year, relative to our tax expense. Our effective tax rate in 2012 was also adversely impacted by acquisitions (including integrations) and investments, audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011. These items collectively caused our annual effective tax rate to be higher than both the 35% U.S. federal statutory rate and our effective tax rates in 2011 and 2010. These items may also cause our effective tax rate in 2013 to be higher than the 35% U.S. federal statutory rate.

In 2011 and 2010, the favorable impact of earnings in lower tax rate jurisdictions offset the adverse impact of foreign jurisdiction losses and, as a result, the effective tax rate in both years was lower than the 35% U.S. federal statutory rate.

We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As of December 31, 2012, our federal net operating loss carryforward was approximately $89 million. We also have approximately $136 million of federal tax credits potentially available to offset future tax liabilities.

In January 2013, legislation was enacted to extend the federal research and development credit and other favorable tax benefits through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include a discrete tax benefit for the research and development credit and other favorable tax benefits that were extended retroactively to January 1, 2012.

Equity-Method Investment Activity, Net of Tax

Equity-method investment activity, net of tax, was $(155) million, $(12) million, and $7 million in 2012, 2011, and 2010. Details of the activity are provided below (in millions):

	Year Ended December 31,
	2012	2011	2010
Equity in earnings (loss) of LivingSocial:
Impairment charges recorded by LivingSocial	$(170)	$—	$—
Gain on existing equity interests, LivingSocial acquisitions	75	—	—
Operating and other losses	(96)	(178)	(2)

Total equity in earnings (loss) of LivingSocial	(191)	(178)	(2)
Other equity-method investment activity:
Amazon dilution gains on LivingSocial investment	37	114	—
Recovery on sale of equity position	—	49	—
Gain on existing equity interests, Amazon acquisitions	—	6	18
Other, net	(1)	(3)	(9)

Total other equity-method investment activity	36	166	9

Equity-method investment activity, net of tax	$(155)	$(12)	$7

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions, except per share data):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$61,947	$(854)	$61,093	$46,985	$1,092	$48,077	$34,290	$(86)	$34,204
Operating expenses	61,257	(840)	60,417	46,176	1,039	47,215	32,856	(58)	32,798
Income from operations	690	(14)	676	809	53	862	1,434	(28)	1,406

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows since purchases of property and equipment are a necessary component of ongoing operations.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate the portion of payments representing principal reductions of debt, obligations related to capital leases and leases accounted for as financing arrangements, or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for 2012, 2011, and 2010 (in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$4,180	$3,903	$3,495
Purchases of property and equipment, including internal-use software and website development	(3,785)	(1,811)	(979)

Free cash flow	$395	$2,092	$2,516

Net cash used in investing activities	$(3,595)	$(1,930)	$(3,360)

Net cash provided by (used in) financing activities	$2,259	$(482)	$181

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

Guidance

We provided guidance on January 29, 2013 in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 29, 2013, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part I, “Risk Factors.”

First Quarter 2013 Guidance

•	Net sales are expected to be between $15.0 billion and $16.6 billion, or to grow between 14% and 26% compared with first quarter 2012.

•	Operating income (loss) is expected to be between $(285) million and $65 million, compared to $192 million in the prior year period.

•

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. All of our cash equivalent and marketable fixed income securities are designated as available for sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at December 31, 2012 (in millions, except percentages):

	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value at December 31, 2012
Money market funds	$5,561	$—	$—	$—	$—	$—	$5,561	$5,561
Weighted average interest rate	0.12%	0.00%	0.00%	0.00%	0.00%	0.00%	0.12%
Corporate debt securities	223	243	204	27	—	—	697	725
Weighted average interest rate	0.45%	0.62%	0.84%	1.25%	0.00%	0.00%	0.65%
U.S. Government and Agency Securities	771	561	433	20	5	—	1,790	1,810
Weighted average interest rate	0.30%	0.43%	0.65%	1.12%	1.00%	0.00%	0.43%
Asset backed securities	26	16	7	—	—	—	49	49
Weighted average interest rate	0.48%	0.69%	0.67%	0.00%	0.00%	0.00%	0.58%
Foreign government and agency securities	141	228	340	30	—	—	739	772
Weighted average interest rate	0.18%	0.10%	0.12%	0.06%	0.00%	0.00%	0.12%
Other securities	8	9	10	5	—	—	32	33
Weighted average interest rate	0.88%	0.68%	0.80%	1.08%	0.00%	0.00%	0.83%
	$6,730	$1,057	$994	$82	$5	$—	$8,868

Cash equivalents and marketable fixed-income securities								$8,950

At December 31, 2012, we had $3.7 billion of debt, including the current portion, primarily consisting of fixed rate unsecured debt in three tranches: $750 million of 0.65% notes due in 2015; $1.0 billion of 1.20% notes due in 2017; and $1.3 billion of 2.50% notes due in 2022. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our debt was $3.7 billion at December 31, 2012.

Foreign Exchange Risk

During 2012, net sales from our International segment accounted for 43% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2012, International segment revenues decreased $853 million in comparison with the prior year.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2012 of $5.1 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $255 million, $515 million, and $1.0 billion. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at December 31, 2012, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $10 million, $20 million, and $40 million, recorded to “Other income (expense), net.”

See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Exchange Rates,” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of December 31, 2012, our recorded basis in equity investments was $140 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Amazon.com, Inc.

We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 29, 2013

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2012	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,269	$3,777	$3,444
OPERATING ACTIVITIES:
Net income (loss)	(39)	631	1,152
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	2,159	1,083	568
Stock-based compensation	833	557	424
Other operating expense (income), net	154	154	106
Losses (gains) on sales of marketable securities, net	(9)	(4)	(2)
Other expense (income), net	253	(56)	(79)
Deferred income taxes	(265)	136	4
Excess tax benefits from stock-based compensation	(429)	(62)	(259)
Changes in operating assets and liabilities:
Inventories	(999)	(1,777)	(1,019)
Accounts receivable, net and other	(861)	(866)	(295)
Accounts payable	2,070	2,997	2,373
Accrued expenses and other	1,038	1,067	740
Additions to unearned revenue	1,796	1,064	687
Amortization of previously unearned revenue	(1,521)	(1,021)	(905)

Net cash provided by (used in) operating activities	4,180	3,903	3,495
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(3,785)	(1,811)	(979)
Acquisitions, net of cash acquired, and other	(745)	(705)	(352)
Sales and maturities of marketable securities and other investments	4,237	6,843	4,250
Purchases of marketable securities and other investments	(3,302)	(6,257)	(6,279)

Net cash provided by (used in) investing activities	(3,595)	(1,930)	(3,360)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	429	62	259
Common stock repurchased	(960)	(277)	—
Proceeds from long-term debt and other	3,378	177	143
Repayments of long-term debt, capital lease, and finance lease obligations	(588)	(444)	(221)

Net cash provided by (used in) financing activities	2,259	(482)	181
Foreign-currency effect on cash and cash equivalents	(29)	1	17

Net increase (decrease) in cash and cash equivalents	2,815	1,492	333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,084	$5,269	$3,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$31	$14	$11
Cash paid for income taxes (net of refunds)	112	33	75
Property and equipment acquired under capital leases	802	753	405
Property and equipment acquired under build-to-suit leases	29	259	172

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net product sales	$51,733	$42,000	$30,792
Net services sales	9,360	6,077	3,412

Total net sales	61,093	48,077	34,204

Operating expenses (1):
Cost of sales	45,971	37,288	26,561
Fulfillment	6,419	4,576	2,898
Marketing	2,408	1,630	1,029
Technology and content	4,564	2,909	1,734
General and administrative	896	658	470
Other operating expense (income), net	159	154	106

Total operating expenses	60,417	47,215	32,798

Income from operations	676	862	1,406
Interest income	40	61	51
Interest expense	(92)	(65)	(39)
Other income (expense), net	(80)	76	79

Total non-operating income (expense)	(132)	72	91

Income before income taxes	544	934	1,497
Provision for income taxes	(428)	(291)	(352)
Equity-method investment activity, net of tax	(155)	(12)	7

Net income (loss)	$(39)	$631	$1,152

Basic earnings per share	$(0.09)	$1.39	$2.58

Diluted earnings per share	$(0.09)	$1.37	$2.53

Weighted average shares used in computation of earnings per share:
Basic	453	453	447

Diluted	453	461	456

(1)	Includes stock-based compensation as follows:

Fulfillment	$212	$133	$90
Marketing	61	39	27
Technology and content	434	292	223
General and administrative	126	93	84

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(39)	$631	$1,152

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(30), $20, and $29	76	(123)	(137)
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $(3), $1, and $(2)	8	(1)	5
Reclassification adjustment for losses (gains) included in net income, net of tax effect of $3, $1, and $0	(7)	(2)	(2)

Net unrealized gains (losses) on available-for-sale securities	1	(3)	3

Total other comprehensive income (loss)	77	(126)	(134)

Comprehensive income	$38	$505	$1,018

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,084	$5,269
Marketable securities	3,364	4,307
Inventories	6,031	4,992
Accounts receivable, net and other	3,364	2,571
Deferred tax assets	453	351

Total current assets	21,296	17,490
Property and equipment, net	7,060	4,417
Deferred tax assets	123	28
Goodwill	2,552	1,955
Other assets	1,524	1,388

Total assets	$32,555	$25,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,318	$11,145
Accrued expenses and other	5,684	3,751

Total current liabilities	19,002	14,896
Long-term debt	3,084	255
Other long-term liabilities	2,277	2,370
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 478 and 473
Outstanding shares — 454 and 455	5	5
Treasury stock, at cost	(1,837)	(877)
Additional paid-in capital	8,347	6,990
Accumulated other comprehensive loss	(239)	(316)
Retained earnings	1,916	1,955

Total stockholders’ equity	8,192	7,757

Total liabilities and stockholders’ equity	$32,555	$25,278

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	444	$5	$(600)	$5,736	$(56)	$172	$5,257
Net income	—	—	—	—	—	1,152	1,152
Other comprehensive income (loss)	—	—	—	—	(134)	—	(134)
Exercise of common stock options	7	—	—	16	—	—	16
Excess tax benefits from stock-based compensation	—	—	—	145	—	—	145
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	428	—	—	428

Balance at December 31, 2010	451	5	(600)	6,325	(190)	1,324	6,864
Net income	—	—	—	—	—	631	631
Other comprehensive income (loss)	—	—	—	—	(126)	—	(126)
Exercise of common stock options	5	—	—	7	—	—	7
Repurchase of common stock	(1)	—	(277)	—	—	—	(277)
Excess tax benefits from stock-based compensation	—	—	—	62	—	—	62
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	569	—	—	569
Issuance of common stock for acquisition activity	—	—	—	27	—	—	27

Balance at December 31, 2011	455	5	(877)	6,990	(316)	1,955	7,757
Net income (loss)	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	77	—	77
Exercise of common stock options	4	—	—	8	—	—	8
Repurchase of common stock	(5)	—	(960)	—	—	—	(960)
Excess tax benefits from stock-based compensation	—	—	—	429	—	—	429
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	854	—	—	854
Issuance of common stock for acquisition activity	—	—	—	66	—	—	66

Balance at December 31, 2012	454	$5	$(1,837)	$8,347	$(239)	$1,916	$8,192

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Amazon.com opened its virtual doors on the World Wide Web in July 1995 and offers Earth’s Biggest Selection. We seek to be Earth’s most customer-centric company for four primary customer sets: consumers, sellers, enterprises, and content creators. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell Kindle devices. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us, and programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which provides access to technology infrastructure that enables virtually any type of business. In addition, we generate revenue through services, such as advertising services and co-branded credit card agreements.

We have organized our operations into two principal segments: North America and International. See “Note 12—Segment Information.”

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Long-term debt is now presented separately on our consolidated balance sheets.

Principles of Consolidation

The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions between consolidated entities are eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation, income taxes, valuation and impairment of investments, inventory valuation and inventory purchase commitments, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of property and equipment, internally-developed software, acquisition purchase price allocations, investments in equity interests, and contingencies. Actual results could differ materially from those estimates.

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2012	2011	2010
Shares used in computation of basic earnings per share	453	453	447
Total dilutive effect of outstanding stock awards (1)	—	8	9

Shares used in computation of diluted earnings per share	453	461	456

(1)	Calculated using the treasury stock method, which assumes proceeds are used to reduce the dilutive effect of outstanding stock awards. Assumed proceeds include the unrecognized deferred compensation of stock awards, and assumed tax proceeds from excess stock-based compensation deductions.

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

We provide Fulfillment by Amazon services in connection with certain of our sellers’ programs. Third-party sellers maintain ownership of their inventory, regardless of whether fulfillment is provided by us or the third-party sellers, and therefore these products are not included in our inventories.

Accounts Receivable, Net, and Other

Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. At December 31, 2012 and 2011, vendor receivables, net, were $1.1 billion and $934 million, and customer receivables, net, were $1.5 billion and $1.2 billion.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $116 million and $82 million at December 31, 2012 and 2011.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2012, 2011, and 2010, we capitalized $454 million (including $74 million of stock-based compensation), $307 million (including $51 million of stock-based compensation), and $213 million (including $38 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $327 million, $236 million, and $184 million for 2012, 2011, and 2010.

Property and Equipment, Net

Property and equipment are stated at cost. Property includes buildings and land that we own, along with property we have acquired under build-to-suit, financing, and capital lease arrangements. Equipment includes assets such as furniture and fixtures, heavy equipment, servers and networking equipment, and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, two years for assets such as internal-use software, three years for our servers, five years for networking equipment, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no triggering events identified from the date of our assessment through December 31, 2012 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”

Other Assets

Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of amortization; digital video content, net of amortization; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; and intellectual property rights, net of amortization.

Investments

We generally invest our excess cash in investment grade short-to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents,” or “Marketable securities” on the accompanying consolidated balance sheets, classified as available for sale, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.”

Equity investments, including our 29% investment in LivingSocial, are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities, and goodwill, is included within “Other assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity method investees includes operating and non-operating gains and charges, which can have a significant impact on our reported equity-method investment activity and the carrying value of those investments. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment. We also consider whether our equity method investments generate sufficient cash flows from their operating or financing activities to meet their obligations and repay their liabilities when they come due.

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

Equity investments that have readily determinable fair values are classified as available for sale and are included in “Marketable securities” in our consolidated balance sheet and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”

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

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant at December 31, 2012 or 2011.

Accrued Expenses and Other

Included in “Accrued expenses and other” at December 31, 2012 and 2011 were liabilities of $1.1 billion and $788 million for unredeemed gift certificates. We reduce the liability for a gift certificate when redeemed by a customer. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

Unearned Revenue

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to Amazon Prime memberships and AWS services. Current unearned revenue is included in “Accrued expenses and other” and non-current unearned revenue is included in “Other long-term liabilities” on our consolidated balance sheets. Current unearned revenue was $792 million and $462 million at December 31, 2012 and 2011. Non-current unearned revenue was $108 million and $87 million at December 31, 2012 and 2011.

Income Taxes

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $2.1 billion at December 31, 2012. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of December 31, 2012, or December 31, 2011.

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

Services sales represent third-party seller fees earned (including commissions) and related shipping fees, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Services sales, net of promotional discounts and return allowances, are recognized when services have been rendered. Amounts received in advance for services, including amounts received for Amazon Prime and web services, are deferred and recognized as revenue over the term.

Return allowances, which reduce revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”

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

Content Costs

We obtain digital video content through licensing agreements that have a wide range of licensing provisions and are generally from one to five years with fixed payment schedules. When the license fee for a specific movie or television title is determinable or reasonably estimable and available for streaming, we recognize an asset representing the fee per title and a corresponding liability for the amounts owed. We amortize the asset on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred.

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

Advertising and other promotional costs are expensed as incurred and were $2.0 billion, $1.4 billion, and $890 million in 2012, 2011, and 2010. Prepaid advertising costs were not significant at December 31, 2012 and 2011.

Technology and Content

Technology and content expenses consist principally of technology infrastructure expenses and payroll and related expenses for employees involved in application, product, and platform development, category expansion, editorial content, buying, merchandising selection, systems support, and digital initiatives, as well as costs associated with the compute, storage, and telecommunications infrastructure used internally and supporting AWS.

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

Other Operating Expense (Income), Net

Other operating expense (income), net, consists primarily of intangible asset amortization expense and expenses related to legal settlements.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign currency gains and losses of $(95) million, $64 million, and $75 million in 2012, 2011, and 2010, and realized gains and losses on marketable securities sales of $10 million, $4 million, and $1 million in 2012, 2011, and 2010.

Foreign Currency

We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, China, Italy, Spain, and Brazil. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in the functional currencies of the resident countries. The functional currency of our subsidiaries that either operate or support these websites is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Foreign-currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(95) million in 2012 and $70 million in both 2011 and 2010.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements for all periods presented.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

As of December 31, 2012 and 2011, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Our marketable fixed-income securities have effective maturities of less than 5 years. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$2,595	—	—	$2,595
Level 1 securities:
Money market funds	5,561	—	—	5,561
Equity securities	2	—	—	2
Level 2 securities:
Foreign government and agency securities	763	9	—	772
U.S. government and agency securities	1,809	3	(2)	1,810
Corporate debt securities	719	6	—	725
Asset-backed securities	49	—	—	49
Other fixed income securities	33	—	—	33

	$11,531	$18	$(2)	$11,547

Less: Restricted cash, cash equivalents, and marketable securities (1)				(99)

Total cash, cash equivalents, and marketable securities				$11,448

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$1,207	—	—	$1,207
Level 1 securities:
Money market funds	3,651	—	—	3,651
Equity securities	2	—	(1)	1
Level 2 securities:
Foreign government and agency securities	1,627	14	(1)	1,640
U.S. government and agency securities	2,592	3	(2)	2,593
Corporate debt securities	562	3	(2)	563
Asset-backed securities	56	—	(1)	55
Other fixed income securities	22	—	—	22

	$9,719	$20	$(7)	$9,732

Less: Restricted cash, cash equivalents, and marketable securities (1)				(156)

Total cash, cash equivalents, and marketable securities				$9,576

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 8—Commitments and Contingencies.”

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2012	2011	2010
Realized gains	$20	$15	$5
Realized losses	10	11	4

The following table summarizes the maturities of our cash equivalent and marketable fixed-income securities as of December 31, 2012 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$6,689	$6,691
Due after one year through five years	1,968	1,981
Due after five years	277	278

	$8,934	$8,950

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 3—PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2012	2011
Gross Property and Equipment (1):
Land and buildings	$2,966	$1,437
Equipment and internal-use software (2)	6,228	4,106
Other corporate assets	174	137
Construction in progress	214	106

Gross property and equipment	$9,582	$5,786

Total accumulated depreciation (1)	2,522	1,369

Total property and equipment, net	$7,060	$4,417

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.
(2)	Includes internal-use software of $866 million and $623 million at December 31, 2012 and 2011.

In December 2012, we acquired our corporate headquarters for $1.2 billion consisting of land and 11 buildings that were previously accounted for as financing leases. The acquired building assets will be depreciated over their estimated useful lives of 40 years. We also acquired three city blocks of land for the expansion of our corporate headquarters for approximately $210 million.

Depreciation expense on property and equipment was $1.7 billion, $1.0 billion, and $552 million, which includes amortization of property and equipment acquired under capital lease obligations of $510 million, $335 million, and $164 million for 2012, 2011, and 2010. Gross assets remaining under capital leases were $2.3 billion and $1.6 billion at December 31, 2012 and 2011. Accumulated depreciation associated with capital leases was $1.1 billion and $603 million at December 31, 2012 and 2011. Cash paid for interest on capital leases was $51 million, $44 million, and $26 million for 2012, 2011, and 2010.

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

2012 Acquisition Activity

In May 2012, we acquired Kiva Systems, Inc. (“Kiva”) for a purchase price of $678 million. The primary reason for this acquisition was to improve fulfillment center productivity. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of this acquisition was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$613
Stock options assumed	65

$678

Allocation
Goodwill	$560
Intangible assets (1):
Marketing-related	5
Contract-based	3
Technology-based	168
Customer-related	17

193
Property and equipment	9
Deferred tax assets	34
Other assets acquired	41
Deferred tax liabilities	(81)
Other liabilities assumed	(78)

$678

(1)	Acquired intangible assets have estimated useful lives of between four and 10 years, with a weighted-average amortization period of five years.

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

Pro Forma Financial Information – 2012 Acquisition Activity (unaudited)

Kiva was consolidated into our financial statements starting on its acquisition date. The net sales and operating loss of Kiva recorded in our consolidated statement of operations from its acquisition date through December 31, 2012, were $61 million and $(62) million. The following pro forma financial information presents our results as if the Kiva acquisition had occurred at the beginning of 2011 (in millions):

	Year Ended December 31,
	2012	2011
Net sales	$61,118	$48,157
Net income (loss)	(2)	499

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

Purchase Price
Cash paid, net of cash acquired	$637
Existing equity interest	89
Indemnification holdbacks	25
Stock options assumed	20

$771

Allocation
Goodwill	$615
Intangible assets (1):
Marketing-related	130
Customer-related	94
Contract-based	6

230
Property and equipment	119
Deferred tax assets	49
Other assets acquired	68
Accounts payable	(65)
Debt	(70)
Deferred tax liabilities	(75)
Other liabilities assumed (2)	(100)

$771

(1)	Amortization periods range from two to 10 years, with a weighted-average amortization period of eight years.
(2)	Includes a $38 million contingent liability related to historic tax exposures.

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

Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

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

Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

Goodwill

The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in fulfillment center productivity and sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition.

The following summarizes our goodwill activity in 2012 and 2011 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2011	$1,116	$233	$1,349
New acquisitions	417	198	615
Other adjustments (1)	—	(9)	(9)

Goodwill - December 31, 2011	1,533	422	1,955

New acquisitions (2)	403	184	587
Other adjustments (1)	1	9	10

Goodwill - December 31, 2012	$1,937	$615	$2,552

(1)	Primarily includes changes in foreign exchange.
(2)	Primarily includes the goodwill of Kiva.

Intangible Assets

Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

		December 31,
		2012			2011
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
Marketing-related	7.3	$422	$(113)	$309	$408	$(74)	$334
Contract-based	3.9	177	(89)	88	189	(74)	115
Technology- and content-based	4.9	231	(30)	201	37	(13)	24
Customer-related	3.2	332	(205)	127	343	(169)	174

Acquired intangibles (2)	5.1	$1,162	$(437)	$725	$977	$(330)	$647

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.
(2)	Intangible assets have estimated useful lives of between one and 10 years.

Amortization expense for acquired intangibles was $163 million, $149 million, and $105 million in 2012, 2011, and 2010. Expected future amortization expense of acquired intangible assets as of December 31, 2012 is as follows (in millions):

Year Ended December 31,
2013	$159
2014	143
2015	126
2016	103
2017	82
Thereafter	112

$725

Note 5—EQUITY-METHOD INVESTMENTS

Our equity-method investments include a 29% interest in LivingSocial. Summarized condensed financial information for this investee, as provided to us by LivingSocial, is as follows (in millions):

	Year Ended December 31,
	2012	2011
Statement of Operations:
Revenue	$536	$250
Operating expense	862	669
Impairment charge	579	—

Operating loss	(905)	(419)
Net loss (1)	$(650)	$(499)

(1)	The difference between the operating loss and net loss for 2012 is primarily due to the recognition of non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

	December 31,
	2012	2011
Balance Sheet:
Current assets	$76	$176
Noncurrent assets	218	271
Current liabilities	338	210
Noncurrent liabilities	14	32
Mandatorily redeemable stock	205	201

LivingSocial tested its goodwill and certain long-lived assets for impairment based on certain triggering events. Although its goodwill impairment test is not complete as of the date of this filing, LivingSocial believes an impairment loss is probable and has provided to us its best estimate. Completion of this impairment test by LivingSocial may result in an adjustment to this estimate.

As of December 31, 2012, the book value of our LivingSocial investment was $52 million. The summarized financial information is included for the periods in which we held an equity method ownership interest.

Note 6—LONG-TERM DEBT

In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). The net carrying amount of the Notes was $3.0 billion and the unamortized discount was $27 million at December 31, 2012. We also have other long-term debt with a carrying amount, including the current portion, of $691 million and $384 million at December 31, 2012 and 2011. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2012	2011
0.65% Notes due on November 27, 2015	$750	$—
1.20% Notes due on November 29, 2017	1,000	—
2.50% Notes due on November 29, 2022	1,250	—
Other long-term debt	691	384

Total debt	3,691	384
Less current portion of long-term debt	(579)	(129)

Face value of long-term debt	$3,112	$255

The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $3.0 billion at December 31, 2012, which is based on quoted prices for our publicly-traded debt as of that date.

The other debt, including the current portion, had a weighted average interest rate of 6.4% and 5.9% in 2012 and 2011. We used the net proceeds from the issuance of the debt to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value at December 31, 2012 and December 31, 2011.

At December 31, 2012, future principal payments for debt were as follows (in millions):

Year Ended December 31,
2013	$579
2014	46
2015	816
2016	—
2017	1,000
Thereafter	1,250

$3,691

Note 7—OTHER LONG-TERM LIABILITIES

Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2012	2011
Long-term capital lease obligations	$737	$598
Long-term financing lease obligations (1)	9	562
Construction liabilities	87	59
Tax contingencies	336	266
Other (2)	1,108	885

	$2,277	$2,370

(1)	Long-term financing lease obligations related to our corporate headquarters leases are no longer included as we acquired the associated land and buildings in December 2012. See “Note 3 – Property and Equipment.”
(2)	Primarily includes long-term deferred tax liabilities.

Capital Leases

Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2012
Gross capital lease obligations	$1,342
Less imputed interest	(50)

Present value of net minimum lease payments	1,292
Less current portion of capital lease obligation	(555)

Total long-term capital lease obligations	$737

Construction Liabilities

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes.

Tax Contingencies

We have recorded tax reserves for tax contingencies, inclusive of accrued interest and penalties, of approximately $336 million as of December 31, 2012, and $266 million as of December 31, 2011, for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 11—Income Taxes” for discussion of tax contingencies.

The remainder of our long-term liabilities primarily includes deferred tax liabilities, unearned revenue, asset retirement obligations, and deferred rental liabilities.

Note 8—COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $541 million, $362 million, and $225 million for 2012, 2011, and 2010.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of December 31, 2012 (in millions):

	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$656	$105	$866	$43	$1,069	$1,380	$4,119
Capital leases, including interest	562	403	214	51	17	95	1,342
Financing lease obligations, including interest	1	1	1	1	1	9	14
Operating leases	595	634	570	514	453	2,688	5,454
Unconditional purchase obligations (1)	302	239	143	38	1	—	723
Other commitments (2) (3)	380	276	253	110	78	436	1,533

Total commitments	$2,496	$1,658	$2,047	$757	$1,619	$4,608	$13,185

(1)	Includes unconditional purchase obligations related to agreements to acquire and license digital video content that represent long-term liabilities or that are not reflected on the consolidated balance sheets.
(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.
(3)	Excludes $294 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

We have pledged or otherwise restricted $99 million and $156 million in 2012 and 2011 of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases.

Inventory Suppliers

During 2012, no vendor accounted for 10% or more of our inventory purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.

Legal Proceedings

The Company is involved from time to time in claims, proceedings, and litigation, including the following:

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

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringed a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111) and sought injunctive relief, monetary damages, costs and attorneys’ fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us the following month containing similar allegations. In December 2011, the court granted Amazon’s motion for summary judgment and dismissed the claims against Amazon with prejudice. In January 2013, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the district court.

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

In December 2009, Nazomi Communications, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the processor core in our Kindle e-reader infringes two patents owned by Nazomi purporting to cover “Java virtual machine hardware for RISC and CISC processors” and “Java hardware accelerator using microcode engine” (U.S. Patent Nos. 7,080,362 and 7,225,436) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In October 2010, the case was transferred to the United States District Court for the Northern District of California. In January 2012, Nazomi added Amazon to a second lawsuit, which alleges, among other things, that the Kindle Fire infringes a patent owned by Nazomi purporting to cover a “Constant Pool Reference Resolution Method” (U.S. Patent No. 6,338,160) also seeking monetary damages, injunctive relief, costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2010, Positive Technologies Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our products, including our Kindle e-reader, infringe three patents owned by the plaintiff purporting to cover a “DC Integrating Display Driver Employing Pixel Status Memories” (U.S. Patent Nos. 5,444,457; 5,627,558 and 5,831,588) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In April 2011, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2010, the Federal Trade Commission (“FTC”) staff informed us that it was considering whether to recommend enforcement proceedings against us for advertising and selling certain textile fiber products as “bamboo” when they are made of rayon manufactured from bamboo, in violation of the Textile Fiber Product Identification Act, the FTC Act, and the regulations promulgated thereunder. We do not believe we violated these laws and regulations and cooperated voluntarily with the Commission’s inquiry. In September 2011, we learned that the Commission voted to refer the matter to the Department of Justice for enforcement proceedings. In January 2013, we entered into a settlement of the inquiry that included, among other things, payment of a civil penalty. The payment was not material to either the current or future years.

In September 2010, Olympic Developments AG, LLC filed a complaint against us for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe two patents owned by the plaintiff purporting to cover a “Transactional Processing System” (U.S. Patent No. 5,475,585) and a “Device for Controlling Remote Interactive Receiver” (U.S. Patent No. 6,246,400B1) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In February 2011, the case was transferred to the United States District Court for the Western District of Washington. In September 2011, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patents in suit. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleged that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and sought monetary damages, costs, attorneys’ fees, and injunctive relief. In March 2011, the case was transferred to the United States District Court for the Northern District of California. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible and Zappos as defendants. In May 2012, the lawsuit was dismissed on summary judgment. In June 2012, Kelora appealed to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In January 2011, Rovi Corporation, Rovi Guides, Inc., United Video Properties, Inc., TV Guide Online, LLC, and TV Guide Online, Inc. filed a complaint against Amazon.com, Inc. and IMDb.com, Inc. in the United States District Court for the District of Delaware. The plaintiffs allege, among other things, that the use of links on instant video web pages to DVD and Blu-ray discs; instant video preview, TV season, and season pass options; IMDb TV listings (localized listings); and links on IMDb title pages to DVD and Blue-ray pages on Amazon’s website infringe one or more of U.S. Patent No. 5,988,078, entitled “Method and Apparatus for Receiving Customized Television Programming Information by Transmitting Geographic Location to a Service Provider Through a Wide-Area Network”; U.S. Patent No. 6,275,268, entitled “Electronic Television Program Guide with Remote Product Ordering”; U.S. Patent No. 6,769,128, entitled “Electronic Television Program Guide Schedule System and Method with Data Feed Access”; U.S. Patent No. 7,493,643, entitled “Program Guide System with Video-On-Demand Browsing”; and U.S. Patent No. 7,603,690, entitled “Interactive Television Program Guide System with Pay Program Package Promotion.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, attorneys’ fees, and an injunction. In August 2012, the court granted a stipulated judgment of non-infringement for U.S. Patent No. 6,769,128. In November 2012, Rovi’s damages expert opined that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $40 million, subject to enhancement. In December 2012, the court dismissed with prejudice plaintiffs’ claims for infringement of U.S. Patent Nos. 5,988,078 and 7,493,643. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In September 2011, Parallel Iron, LLC, filed a complaint against us for patent infringement in the United States District Court for the District of Delaware. The complaint alleged, among other things, that certain AWS file storage systems that include a Hadoop Distributed File System infringe a patent owned by the plaintiff purporting to cover “Methods and Systems for a Storage System With a Program-Controlled Switch for Routing Data” (U.S. Patent No. 7,415,565), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In June 2012, the complaint was dismissed with prejudice. Later in June 2012, the plaintiff filed a new complaint in the United States District Court for the District of Delaware alleging that the same AWS file storage systems infringe three additional patents, all entitled “Methods and Systems for a Storage System” (U.S. Patent Nos. 7,197,662; 7,958,388; and 7,543,177), and seeking monetary damages, injunctive relief, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In September 2011, Droplets, Inc. filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleged, among other things, that by offering web applications and software Amazon infringed two patents owned by the plaintiff purporting to cover a “System and Method for Delivering a Graphical User Interface of Remote Applications Over a Thin Bandwidth Connection” (U.S. Patent No. 6,687,745) and a “System and Method for Delivering Remotely Stored Applications and Information” (U.S. Patent No. 7,502,838), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In June 2012, the case was transferred to the United States District Court for the Northern District of California. In December 2012, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff. The settlement was not material to either the current or future years.

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

In December 2011, Personalweb Technologies LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that “Amazon Simple Storage Service (S3) and Amazon ElastiCache” infringe U.S. Patent No. 5,978,791, entitled “Data Processing System Using Substantially Unique Identifiers To Identify Data Items, Whereby Data Items Have The Same Identifiers”; U.S Patent No. 6,415,280, entitled “Identifying And Requesting Data In Network Using Identifiers Which Are Based On Contents Of Data”; U.S Patent No. 6,928,442, entitled “Enforcement And Policing Of Licensed Content Using Content-Based Identifiers”;

U.S Patent No. 7,802,310, entitled “Controlling Access To Data In A Data Processing System”; U.S. Patent No. 7,945,539, entitled “Distributing And Accessing Data In A Data Processing System”; U.S. Patent No. 7,945,544, entitled “Similarity-Based Access Control Of Data In A Data Processing System”; U.S. Patent No. 7,949,662, entitled “De-Duplication Of Data In A Data Processing System”; and U.S Patent No. 8,001,096, entitled “Computer File System Using Content-Dependent File Identifiers.” The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and an injunction. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In December 2011, Round Rock Research, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that “RFID products” and “Kindle products with unlicensed DRAM” infringe U.S. Patent Nos. 5,500,650 and 5,627,544, entitled “Data Communication Method Using Identification Protocol”; U.S. Patent No. 5,974,078, entitled “Modulated Spread Spectrum In RF Identification Systems Method”; U.S. Patent No. 6,459,726, entitled “Backscatter Interrogators, Communication Systems And Backscatter Communication Methods”; U.S. Patent No. RE41,531, entitled “Communications Systems For Radio Frequency Identification (RFID)”; U.S. Patent Nos. 6,975,556 and 7,106,646, entitled “Circuit And Method For Controlling A Clock Synchronizing Circuit For Low Power Refresh Operation”; U.S. Patent No. 7,221,020, entitled “Method To Construct A Self Aligned Recess Gate For DRAM Access Devices”; and U.S. Patent No. 7,389,369, entitled “Active Termination Control.” In February 2012, the plaintiff filed an amended complaint that further alleges, among other things, that Kindle products allegedly including “unlicensed flash memory” infringe U.S. Patent No. 5,801,985, entitled “Memory System Having Programmable Control Parameters” and U.S. Patent No. 5,880,996, entitled “Memory System Having Non-Volatile Data Storage Structure For Memory Control Parameters And Method.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and attorneys’ fees. In April 2012, the case was stayed pending reexamination of ten of the asserted patents. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In March 2012, OIP Technologies, Inc. filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The complaint alleged, among other things, that certain aspects of our pricing methods infringed U.S. Patent No. 7,970,713, entitled “Method and Apparatus for Automatic Pricing in Electronic Commerce.” The complaint sought three times an unspecified amount of damages, attorneys’ fees, and interest. In September 2012, the Court invalidated the plaintiff’s patent and dismissed the case with prejudice. In September 2012, OIP appealed the judgment of the district court to the United States Court of Appeals for the Federal Circuit, which, in November 2012, stayed all proceedings pending its decision in a separate case that raises a related question of law.

In May 2012, Clouding IP, LLC f/k/a/ STEC IP, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that our “Elastic Compute Cloud,” “WhisperSync,” “Virtual Private Cloud,” “Cloud Drive,” and “Kindle Store” services infringe one or more of 11 patents: U.S. Patent Nos. 7,596,784, entitled “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources”; 7,065,637, entitled “System for Configuration of Dynamic Computing Environments Using a Visual Interface”; 6,738,799, entitled “Methods and Apparatuses for File Synchronization and Updating Using a Signature List”; 5,944,839, entitled “System and Method for Automatically Maintaining A Computer System”; 5,825,891, entitled “Key Management for Network Communication”; 5,495,607, entitled “Network Management System Having Virtual Catalog Overview of Files Distributively Stored Across Network Domain”; 6,925,481, entitled “Technique for Enabling Remote Data Access And Manipulation From A Pervasive Device”; 7,254,621, entitled “Technique for Enabling Remote Data Access And Manipulation From A Pervasive Device”; 6,631,449, entitled “Dynamic Distributed Data System and Method”; 6,918,014, entitled “Dynamic Distributed Data System and Method”; and 6,963,908, entitled “System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments.” The complaint seeks an unspecified amount of damages together with interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2012, Hand Held Products, Inc., a subsidiary of Honeywell, filed a complaint against Amazon.com, Inc., AMZN Mobile LLC, AmazonFresh LLC, A9.com, Inc., A9 Innovations LLC, and Quidsi, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the use of mobile barcode reader applications, including Amazon Mobile, Amazon Price Check, Flow, and AmazonFresh, infringes U.S. Patent No. 6,015,088, entitled “Decoding of Real Time Video Imaging.” The complaint seeks an unspecified amount of damages, interest, and an injunction. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In July 2012, Technology Properties Limited, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint against us for patent infringement in the United States International Trade Commission and in the United States District Court for the Northern District of California. The complaints allege, among other things, that using the Kindle Fire in combination with certain peripheral devices infringes U.S. Patent No. 5,809,336, entitled “High Performance Microprocessor Having Variable Speed System Clock.” The ITC complaint seeks an exclusion order preventing the importation of Kindle Fire into the United States. The district court complaint asserts infringement of two additional patents—U.S. Patent Nos. 5,440,749 and 5,530,890, both entitled “High Performance, Low Cost Microprocessor Architecture”—and seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, interest, and an injunction. In a November 2012 letter to the Company plaintiff alleged specifically that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $42 million, subject to enhancement, plus $17 million in prejudgment interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

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

In November 2012, Innovative Automation LLC filed a complaint against Amazon.com, Inc., Audible, Inc., and On-Demand Publishing LLC dba CreateSpace in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon products and services relating to Kindle content distribution, Audible audiobooks, Amazon Cloud Player, and on-demand CD and DVD duplication infringe U.S. Patent Nos. 7,392,283 and 7,174,362, both entitled “Method and System for Supplying Products and Pre-Stored Digital Data in Response to Demands Transmitted Via Computer Network.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

See also “Note 11—Income Taxes.”

Note 9—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 500 million shares of $0.01 par value Preferred Stock. No preferred stock was outstanding for any period presented.

Common Stock

Common shares outstanding plus shares underlying outstanding stock awards totaled 470 million, 468 million, and 465 million, at December 31, 2012, 2011, and 2010. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited.

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.

Stock Award Plans

Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.

Stock Award Activity

The following summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	15.7	$66.75
Units granted	5.3	140.43
Units vested	(5.7)	60.44
Units forfeited	(1.3)	82.85

Outstanding at December 31, 2010	14.0	$95.86

Units granted	5.4	192.82
Units vested	(5.1)	72.51
Units forfeited	(1.2)	122.17

Outstanding at December 31, 2011	13.1	$142.54

Units granted	8.2	209.30
Units vested	(4.2)	109.67
Units forfeited	(1.7)	168.20

Outstanding at December 31, 2012	15.4	$184.29

Scheduled vesting for outstanding restricted stock units at December 31, 2012 is as follows (in millions):

	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Scheduled vesting—restricted stock units	4.8	5.2	3.2	1.7	0.3	0.2	15.4

As of December 31, 2012, there was $1.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

During 2012 and 2011, the fair value of restricted stock units that vested was $928 million and $1.0 billion.

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in 2012 and 2011. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.

Common Stock Available for Future Issuance

At December 31, 2012, common stock available for future issuance to employees is 149 million shares.

Note 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the composition of accumulated other comprehensive income (loss) for 2012, 2011, and 2010 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2010	$(66)	$10	$(56)
Other comprehensive income (loss)	(137)	3	(134)

Balances as of December 31, 2010	$(203)	$13	$(190)
Other comprehensive income (loss)	(123)	(3)	(126)

Balances as of December 31, 2011	$(326)	$10	$(316)
Other comprehensive income (loss)	76	1	77

Balances as of December 31, 2012	$(250)	$11	$(239)

Amounts included in accumulated other comprehensive income (loss) are recorded net of their related income tax effects.

Note 11—INCOME TAXES

In 2012, 2011, and 2010, we recorded net tax provisions of $428 million, $291 million, and $352 million. A majority of this provision is non-cash. We have tax benefits relating to excess stock-based compensation that are being utilized to reduce our U.S. taxable income. As such, cash taxes paid, net of refunds, were $112 million, $33 million, and $75 million for 2012, 2011, and 2010.

The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
U.S. and state	$562	$103	$311
International	131	52	37

Current taxes	693	155	348
Deferred taxes:
U.S. and state	(156)	157	1
International	(109)	(21)	3

Deferred taxes	(265)	136	4

Provision for income taxes, net	$428	$291	$352

U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
U.S.	$882	$658	$886
International	(338)	276	611

Income before income taxes	$544	$934	$1,497

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of foreign tax differential	31.5	(8.4)	(12.7)
State taxes, net of federal benefits	0.2	1.5	1.5
Tax credits	(4.4)	(3.2)	(1.1)
Nondeductible stock-based compensation	11.1	4.1	1.6
Other, net	5.2	2.2	(0.8)

Total	78.6%	31.2%	23.5%

Our effective tax rate in 2012, 2011, and 2010 was significantly affected by two factors: the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses incurred in foreign jurisdictions for which we may not realize a tax benefit, primarily generated by subsidiaries located outside of Europe, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded a valuation allowance against the related deferred tax assets.

In 2012, the adverse impact of such foreign jurisdiction losses was partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Additionally, our effective tax rate in 2012 was more volatile as compared to prior years due to the lower level of pre-tax income generated during the year, relative to our tax expense. For example, the impact of non-deductible expenses on our effective tax rate was greater as a result of our lower pre-tax income. Our effective tax rate in 2012 was also adversely impacted by acquisitions (including integrations) and investments, audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011. These items collectively caused our annual effective tax rate to be higher than both the 35% U.S. federal statutory rate and our effective tax rates in 2011 and 2010.

In 2011 and 2010, the favorable impact of earnings in lower tax rate jurisdictions offset the adverse impact of foreign jurisdiction losses and as a result, the effective tax rate in both years was lower than the 35% U.S. federal statutory rate.

Deferred income tax assets and liabilities are as follows (in millions):

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Net operating losses U.S. - Federal/States (1)	$47	$43
Net operating losses foreign (2)	289	113
Accrued liabilities, reserves, & other expenses	482	412
Stock-based compensation	281	178
Deferred revenue	129	41
Assets held for investment	129	64
Other items	133	98
Tax credits (3)	12	7

Total gross deferred tax assets	1,502	956
Less valuation allowance (4)	(415)	(227)

Deferred tax assets, net of valuation allowance	1,087	729
Deferred tax liabilities:
Depreciation & amortization	(698)	(572)
Acquisition related intangible assets	(274)	(231)
Other items	(29)	(21)

Net deferred tax assets (liabilities), net of valuation allowance	$86	$(95)

(1)	Excluding $9 million and $116 million of deferred tax assets at December 31, 2012 and 2011, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.
(2)	Excluding $2 million and $13 million of deferred tax assets at December 31, 2012 and 2011, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.
(3)	Excluding $146 million and $278 million of deferred tax assets at December 31, 2012 and 2011, related to tax credits that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.
(4)	Relates primarily to deferred tax assets that would only be realizable upon the generation of future capital gains and net income in certain foreign taxing jurisdictions.

As of December 31, 2012, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $89 million, $1.1 billion, and $606 million. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2026, 2013, and 2013, respectively. As of December 31, 2012, our tax credit carryforwards for income tax purposes were approximately $158 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2020.

The company’s consolidated balance sheet reflects tax credit carryforwards excluding amounts resulting from excess stock-based compensation. Accordingly, such credits from excess stock-based compensation are accounted for as an increase to additional paid-in capital if and when realized through a reduction in income taxes payable.

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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2012	2011	2010
Gross tax contingencies – January 1	$229	$213	$181
Gross increases to tax positions in prior periods	91	22	31
Gross decreases to tax positions in prior periods	(47)	(3)	(1)
Gross increases to current period tax positions	26	4	5
Audit settlements paid	(4)	(1)	(3)
Lapse of statute of limitations	(1)	(6)	—

Gross tax contingencies – December 31 (1)	$294	$229	$213

(1)	As of December 31, 2012, we had $294 million of tax contingencies all of which, if fully recognized, would decrease our effective tax rate.

As of December 31, 2012 and 2011, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $25 million and $24 million. Interest and penalties, net of federal income tax benefit, recognized for the year ended December 31, 2012, 2011, and 2010 was $1 million, $3 million, and $4 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. As previously disclosed, we have received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax over a seven year period beginning in 2005, totaling approximately $1.5 billion, subject to interest. To date, we have not resolved this matter administratively and, in December 2012, we petitioned the U.S. Tax Court to resolve the matter. We continue to disagree with these IRS positions and intend to vigorously contest them.

Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (FTA) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Luxembourg, and the United Kingdom. We are or may be subject to examination by these particular tax authorities for the calendar year 2003 and thereafter.

We expect the total amount of tax contingencies will grow in 2013. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2012. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.

Note 12—SEGMENT INFORMATION

We have organized our operations into two principal segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.

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

International

The International segment consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused websites. This segment includes export sales from these internationally based websites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from our U.S. and Canadian websites.

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
North America
Net sales	$34,813	$26,705	$18,707
Segment operating expenses (1)	33,221	25,772	17,752

Segment operating income	$1,592	$933	$955

International
Net sales	$26,280	$21,372	$15,497
Segment operating expenses (1)	26,204	20,732	14,516

Segment operating income	$76	$640	$981

Consolidated
Net sales	$61,093	$48,077	$34,204
Segment operating expenses (1)	59,425	46,504	32,268

Segment operating income	1,668	1,573	1,936
Stock-based compensation	(833)	(557)	(424)
Other operating income (expense), net	(159)	(154)	(106)

Income from operations	676	862	1,406
Total non-operating income (expense)	(132)	72	91
Provision for income taxes	(428)	(291)	(352)
Equity-method investment activity, net of tax	(155)	(12)	7

Net income (loss)	$(39)	$631	$1,152

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net Sales:
Consolidated
Media	$19,942	$17,779	$14,888
Electronics and other general merchandise	38,628	28,712	18,363
Other (1)	2,523	1,586	953

Total consolidated	$61,093	$48,077	$34,204

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Net sales attributed to foreign countries are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Germany	$8,732	$7,230	$5,296
Japan	7,800	6,576	5,025
United Kingdom	6,478	5,348	3,929

Total assets, property and equipment, net, and total property and equipment additions, by segment, reconciled to consolidated amounts are (in millions):

	Year Ended December 31,
	2012	2011
North America
Total assets	$20,703	$16,461
Property and equipment, net	5,481	3,413
Total property and equipment additions	3,348	2,259
International
Total assets	$11,852	$8,817
Property and equipment, net	1,579	1,004
Total property and equipment additions	969	785
Consolidated
Total assets	$32,555	$25,278
Property and equipment, net	7,060	4,417
Total property and equipment additions	4,317	3,044

Fixed assets, net, located outside of the U.S. represented less than 10% of consolidated fixed assets, net, for any individual country.

Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
North America	$1,229	$795	$455
International	424	239	97

Consolidated	$1,653	$1,034	$552

Note 13—QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2012 and 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2012 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$21,268	$13,806	$12,834	$13,185
Income (loss) before income taxes	337	(22)	146	84
Provision for income taxes	194	83	109	43
Net income (loss)	97	(274)	7	130
Basic earnings per share	$0.21	$(0.60)	$0.02	$0.29
Diluted earnings per share	$0.21	$(0.60)	$0.01	$0.28
Shares used in computation of earnings per share:
Basic	454	452	451	453
Diluted	461	452	458	460

	Year Ended December 31, 2011 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$17,431	$10,876	$9,913	$9,857
Income before income taxes	273	130	225	307
Provision for income taxes	86	67	49	89
Net income	177	63	191	201
Basic earnings per share	$0.39	$0.14	$0.42	$0.44
Diluted earnings per share	$0.38	$0.14	$0.41	$0.44
Shares used in computation of earnings per share:
Basic	455	454	453	451
Diluted	462	461	460	459

(1)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Amazon.com, Inc.

We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Amazon.com, Inc. and our report dated January 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

January 29, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012

Consolidated Statements of Operations for each of the three years ended December 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 29, 2013.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2013.

Signature	Title

/s/ Jeffrey P. Bezos Jeffrey P. Bezos	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Szkutak Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley Reynolds Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Tom A. Alberg Tom A. Alberg	Director

/s/ John Seely Brown John Seely Brown	Director

/s/ William B. Gordon William B. Gordon	Director

/s/ Jamie S. Gorelick Jamie S. Gorelick	Director

/s/ Alain Monié Alain Monié	Director

/s/ Jonathan J. Rubinstein Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer Patricia Q. Stonesifer	Director

AMAZON.COM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expense	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
December 31, 2012	$82	$136	$(102)	$116
December 31, 2011	77	87	(82)	82
December 31, 2010	66	75	(64)	77

Allowance for sales returns and commissions
December 31, 2012	$155	$(659)	$702	$198
December 31, 2011	103	(490)	542	155
December 31, 2010	76	(396)	423	103

EXHIBIT INDEX

Exhibit Number	Description

2.1	Form of Purchase and Sale Agreement dated as of October 1, 2012, between Acorn Development LLC, a wholly owned subsidiary of the Company, and Lake Union III LLC, Lake Union IV LLC, City Place V LLC, City Place II LLC, City Place III LLC, City Place IV LLC, and City Place V LLC, respectively.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1†	1997 Stock Incentive Plan (1997 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed April 13, 2012).

10.2†	1999 Non-Officer Employee Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-74419) filed March 15, 1999).

10.3†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

10.4†	Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997).

10.5†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.6†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002).

10.7†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

†	Executive Compensation Plan or Agreement