Form 10-Q
period 2013-03-31
AMAZON COM INC
filed 2013-04-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

455,242,694 shares of common stock, par value $0.01 per share, outstanding as of April 12, 2013

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,084	$5,269	$2,288	$2,641
OPERATING ACTIVITIES:
Net income (loss)	82	130	(87)	561
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	700	457	2,402	1,338
Stock-based compensation	229	160	901	605
Other operating expense (income), net	31	46	139	168
Losses (gains) on sales of marketable securities, net	—	(2)	(7)	(8)
Other expense (income), net	68	15	306	(78)
Deferred income taxes	(80)	(38)	(307)	83
Excess tax benefits from stock-based compensation	—	(40)	(390)	(56)
Changes in operating assets and liabilities:
Inventories	535	747	(1,211)	(1,374)
Accounts receivable, net and other	729	746	(877)	(479)
Accounts payable	(4,187)	(4,258)	2,141	1,388
Accrued expenses and other	(703)	(529)	864	721
Additions to unearned revenue	684	397	2,083	1,252
Amortization of previously unearned revenue	(460)	(269)	(1,712)	(1,070)

Net cash provided by (used in) operating activities	(2,372)	(2,438)	4,245	3,051
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(670)	(386)	(4,068)	(1,899)
Acquisitions, net of cash acquired, and other	(103)	(50)	(798)	(615)
Sales and maturities of marketable securities and other investments	599	1,738	3,098	6,641
Purchases of marketable securities and other investments	(776)	(852)	(3,227)	(5,997)

Net cash provided by (used in) investing activities	(950)	450	(4,995)	(1,870)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	40	390	56
Common stock repurchased	—	(960)	—	(1,237)
Proceeds from long-term debt and other	25	68	3,319	154
Repayments of long-term debt, capital lease, and finance lease obligations	(182)	(153)	(603)	(483)

Net cash provided by (used in) financing activities	(157)	(1,005)	3,106	(1,510)
Foreign-currency effect on cash and cash equivalents	(124)	12	(163)	(24)

Net increase (decrease) in cash and cash equivalents	(3,603)	(2,981)	2,193	(353)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,481	$2,288	$4,481	$2,288

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$13	$6	$37	$17
Cash paid for income taxes (net of refunds)	86	19	179	45
Property and equipment acquired under capital leases	340	149	993	721
Property and equipment acquired under build-to-suit leases	150	17	163	207

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net product sales	$13,271	$11,249
Net services sales	2,799	1,936

Total net sales	16,070	13,185
Operating expenses (1):
Cost of sales	11,801	10,027
Fulfillment	1,796	1,295
Marketing	632	480
Technology and content	1,383	945
General and administrative	246	200
Other operating expense (income), net	31	46

Total operating expenses	15,889	12,993

Income from operations	181	192
Interest income	10	12
Interest expense	(33)	(21)
Other income (expense), net	(77)	(99)

Total non-operating income (expense)	(100)	(108)

Income before income taxes	81	84
Benefit (provision) for income taxes	18	(43)
Equity-method investment activity, net of tax	(17)	89

Net income	$82	$130

Basic earnings per share	$0.18	$0.29

Diluted earnings per share	$0.18	$0.28

Weighted average shares used in computation of earnings per share:
Basic	455	453

Diluted	463	460

(1) Includes stock-based compensation as follows:
Fulfillment	$61	$37
Marketing	16	12
Technology and content	120	85
General and administrative	32	26

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$82	$130

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(9) and $(38)	(78)	137
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $1 and $(3)	(2)	7
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax effect of $0 and $1	—	(2)

Net unrealized gains (losses) on available-for-sale securities	(2)	5

Total other comprehensive income (loss)	(80)	142

Comprehensive income	$2	$272

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,481	$8,084
Marketable securities	3,414	3,364
Inventories	5,395	6,031
Accounts receivable, net and other	2,516	3,364
Deferred tax assets	507	453

Total current assets	16,313	21,296
Property and equipment, net	7,674	7,060
Deferred tax assets	123	123
Goodwill	2,535	2,552
Other assets	1,732	1,524

Total assets	$28,377	$32,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,916	$13,318
Accrued expenses and other	5,416	5,684

Total current liabilities	14,332	19,002
Long-term debt	3,040	3,084
Other long-term liabilities	2,573	2,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 479 and 478
Outstanding shares — 455 and 454	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	8,585	8,347
Accumulated other comprehensive loss	(319)	(239)
Retained earnings	1,998	1,916

Total stockholders’ equity	8,432	8,192

Total liabilities and stockholders’ equity	$28,377	$32,555

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Accounting Policies

Unaudited Interim Financial Information

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2013 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2012 Annual Report on Form 10-K.

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

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended
	March 31,
	2013	2012
Shares used in computation of basic earnings per share	455	453
Total dilutive effect of outstanding stock awards	8	7

Shares used in computation of diluted earnings per share	463	460

Equity-method investments

Equity investments, including our 29% investment in LivingSocial, are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. The total of our investments in equity-method investees, including identifiable intangible assets, deferred tax liabilities, and goodwill, is included within “Other assets” on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of the related intangible assets, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations. Our share of the net income or loss of our equity-method investees includes operating and non-operating gains and charges, which can have a significant impact on our reported equity-method investment activity and the carrying value of those investments. In the event that net losses of the investee reduce our equity-method investment carrying amount to zero, additional net losses may be recorded if other investments in the investee, not accounted for under the equity method, are at-risk even if we have not committed to provide financial support to the investee. We regularly evaluate these investments, which are not carried at fair value, for other-than-temporary impairment. We also consider whether our equity-method investments generate sufficient cash flows from their operating or financing activities to meet their obligations and repay their liabilities when they come due.

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of March 31, 2013, and December 31, 2012, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of March 31, 2013 or December 31, 2012.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

					December 31,
	March 31, 2013				2012
	Cost or	Gross	Gross	Total	Total
	Amortized	Unrealized	Unrealized	Estimated	Estimated
	Cost	Gains	Losses	Fair Value	Fair Value
Cash	$2,228	$—	$—	$2,228	$2,595
Level 1 securities:
Money market funds	2,424	—	—	2,424	5,561
Equity securities	3	—	—	3	2
Level 2 securities:
Foreign government and agency securities	679	6	—	685	772
U.S. government and agency securities	1,983	3	(2)	1,984	1,810
Corporate debt securities	654	5	—	659	725
Asset-backed securities	55	—	—	55	49
Other fixed income securities	33	—	—	33	33

	$8,059	$14	$(2)	8,071	11,547

Less: Restricted cash, cash equivalents, and marketable securities (1)				(176)	(99)

Total cash, cash equivalents, and marketable securities				$7,895	$11,448

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed-income securities as of March 31, 2013 (in millions):

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$3,565	$3,568
Due after one year through five years	1,986	1,994
Due after five years	277	278

	$5,828	$5,840

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $167 million and $114 million for Q1 2013 and Q1 2012.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2013 (in millions):

	Nine Months Ended December 31, 2013	Year Ended December 31,
		2014	2015	2016	2017	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$541	$253	$866	$43	$1,043	$1,406	$4,152
Capital leases, including interest	483	498	359	71	22	91	1,524
Financing lease obligations, including interest	1	1	1	1	1	9	14
Operating leases	447	577	517	465	405	2,112	4,523
Unconditional purchase obligations (1)	237	299	135	10	1	—	682
Other commitments (2) (3)	357	248	142	102	92	943	1,884

Total commitments	$2,066	$1,876	$2,020	$692	$1,564	$4,561	$12,779

(1)	Includes unconditional purchase obligations related to agreements to acquire and license digital video content that represent long-term liabilities or that are not reflected on the consolidated balance sheets.
(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.
(3)	Excludes $314 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of March 31, 2013, and December 31, 2012, we have pledged or otherwise restricted $176 million and $99 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, as well as real estate leases.

Legal Proceedings

The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2012 Annual Report on Form 10-K, as supplemented by the following:

In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against several Amazon.com EU subsidiaries in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March

2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (ZPU), filed a complaint against several Amazon.com EU subsidiaries in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against an Amazon.com EU subsidiary in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

In November 2010, Kelora Systems, LLC filed a complaint against us for patent infringement in the United States District Court for the Western District of Wisconsin. The complaint alleged that our website infringes a patent owned by Kelora Systems purporting to cover a “Method and system for executing a guided parametric search” (U.S. Patent No. 6,275,821) and sought monetary damages, costs, attorneys’ fees, and injunctive relief. In March 2011, the case was transferred to the United States District Court for the Northern District of California. In August 2011, Kelora filed an amended complaint adding Amazon subsidiaries Audible and Zappos as defendants. In May 2012, the lawsuit was dismissed with prejudice on summary judgment. In June 2012, Kelora appealed to the United States Court of Appeals for the Federal Circuit, which affirmed the dismissal in March 2013.

In January 2011, Rovi Corporation, Rovi Guides, Inc., United Video Properties, Inc., TV Guide Online, LLC, and TV Guide Online, Inc. filed a complaint against Amazon.com, Inc. and IMDb.com, Inc. in the United States District Court for the District of Delaware. The plaintiffs alleged, among other things, that the use of links on instant video web pages to DVD and Blu-ray discs; instant video preview, TV season, and season pass options; IMDb TV listings (localized listings); and links on IMDb title pages to DVD and Blue-ray pages on Amazon’s website infringed one or more of U.S. Patent No. 5,988,078, entitled “Method and Apparatus for Receiving Customized Television Programming Information by Transmitting Geographic Location to a Service Provider Through a Wide-Area Network”; U.S. Patent No. 6,275,268, entitled “Electronic Television Program Guide with Remote Product Ordering”; U.S. Patent No. 6,769,128, entitled “Electronic Television Program Guide Schedule System and Method with Data Feed Access”; U.S. Patent No. 7,493,643, entitled “Program Guide System with Video-On-Demand Browsing”; and U.S. Patent No. 7,603,690, entitled “Interactive Television Program Guide System with Pay Program Package Promotion.” The complaint sought an unspecified amount of damages, enhanced damages, interest, attorneys’ fees, and an injunction. In August 2012, the court granted a stipulated judgment of non-infringement for U.S. Patent No. 6,769,128. In November 2012, Rovi’s damages expert opined that, if we were found to infringe the patents-in-suit and the patents were found to be valid (both of which we disputed), Amazon and its affiliates should have paid damages of approximately $40 million, subject to enhancement. In December 2012, the court dismissed with prejudice plaintiffs’ claims for infringement of U.S. Patent Nos. 5,988,078 and 7,493,643. In March 2013, the court granted a stipulated judgment of non-infringement for U.S. Patent Nos. 7,603,690 and 6,275,268, resolving all remaining claims in Amazon’s favor. The plaintiffs are expected to appeal.

In April 2011, Walker Digital LLC filed several complaints against us for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. In January 2013, the plaintiff filed another complaint in the same court alleging that we infringe U.S. Patent No. 6,381,582 by allowing customers to make local payments for products ordered online. All of the complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. In March 2013, the complaints asserting U.S. Patent Nos. 7,236,942 and 7,933,893 were voluntarily dismissed with prejudice. We dispute the remaining allegations of wrongdoing and intend to vigorously defend ourselves in these matters.

In May 2012, Clouding IP, LLC f/k/a/ STEC IP, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that our “Elastic Compute Cloud,” “WhisperSync,” “Virtual Private Cloud,” “Cloud Drive,” and “Kindle Store” services infringe one or more of 11 patents: U.S. Patent Nos. 7,596,784, entitled “Method System and Apparatus for Providing Pay-Per-Use Distributed Computing Resources”; 7,065,637, entitled “System for Configuration of Dynamic Computing Environments Using a Visual Interface”; 6,738,799, entitled “Methods and Apparatuses for File Synchronization and Updating Using a Signature List”; 5,944,839, entitled “System and Method for Automatically Maintaining A Computer System”; 5,825,891, entitled “Key Management for Network Communication”; 5,495,607, entitled “Network Management System Having Virtual Catalog Overview of Files Distributively Stored Across Network Domain”; 6,925,481 and 7,254,621, entitled “Technique for Enabling Remote Data Access And Manipulation From A Pervasive Device”; 6,631,449 and 6,918,014, entitled “Dynamic Distributed Data System and Method”; and 6,963,908, entitled

“System for Transferring Customized Hardware and Software Settings from One Computer to Another Computer to Provide Personalized Operating Environments.” In August 2012, Clouding amended its complaint to also assert U.S. Patent No. 7,032,089, entitled “Replica Synchronization Using Copy-On-Read Technique,” against WhisperSync. In February 2013, Clouding served its notice of accused products in which it also identified “AWS Market Place,” “AWS Storage Gateway,” “Cloud Player,” “DynamoDB,” “Elastic Block Store (EBS),” “Elastic Load Balancing,” “Elastic Map Reduce,” “Relational Database Service,” “Simple Storage Service,” “Simple DB,” “Cloud Watch,” “Kindle,” and “Elastic Compute Cloud AutoScaling” as allegedly infringing. The complaint seeks an unspecified amount of damages together with interest. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2012 Annual Report on Form 10-K may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

See also “Note 7 — Income Taxes.”

Note 4 — Equity-Method Investments

LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Statement of Operations:
Revenue	$135	$110
Operating expense	179	201

Operating loss	(44)	(91)
Net income (loss) (1)	$(50)	$156

(1)	The difference between the operating loss and net income for the three months ended March 31, 2012 is primarily due to non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

As of March 31, 2013, the book value of our equity-method investment in LivingSocial investment was $36 million. Additionally, in Q1 2013 we made a $56 million investment in LivingSocial that we have recorded as a cost method investment.

Note 5 — Long-Term Debt

In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of March 31, 2013, and December 31, 2012, the unamortized discount on the Notes was $26 million and $27 million. We also have other long-term debt with a carrying amount, including the current portion, of $718 million and $691 million at March 31, 2013 and December 31, 2012. The face value of our total long-term debt obligations is as follows (in millions):

	March 31,	December 31,
	2013	2012
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	718	691

Total debt	3,718	3,691
Less current portion of long-term debt	(652)	(579)

Face value of long-term debt	$3,066	$3,112

The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $3.0 billion and $3.0 billion at March 31, 2013 and December 31, 2012, which is based on quoted prices for our publicly-traded debt as of that date.

The other debt, including the current portion, had a weighted average interest rate of 6.5% and 6.4% at March 31, 2013 and December 31, 2012. We used the net proceeds from the issuance of the debt to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value at March 31, 2013 and December 31, 2012.

Note 6 — Stockholders’ Equity

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.

Stock Award Activity

Common shares outstanding plus shares underlying outstanding stock awards totaled 471 million at March 31, 2013, and 470 million at December 31, 2012. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the three months ended March 31, 2013 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	15.4	$184
Units granted	0.9	263
Units vested	(0.7)	115
Units forfeited	(0.5)	193

Outstanding at March 31, 2013	15.1	$192

Scheduled vesting for outstanding restricted stock units at March 31, 2013, is as follows (in millions):

	Nine Months Ended December 31, 2013
		Year Ended December 31,
		2014	2015	2016	2017	Thereafter	Total
Scheduled vesting—restricted stock units	3.9	5.2	3.4	1.9	0.5	0.2	15.1

As of March 31, 2013, there was $1.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

Note 7 — Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In 2013, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses incurred in foreign jurisdictions for which we may not realize a tax benefit reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.

During Q1 2013, we recognized an income tax benefit of $18 million, which includes $46 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Cash paid for income taxes (net of refunds) was $86 million and $19 million in Q1 2013 and Q1 2012.

As of March 31, 2013, and December 31, 2012, gross unrecognized tax benefits (tax contingencies) were $314 million and $294 million. We expect the total amount of tax contingencies will grow in 2013. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Japan, Luxembourg, and the United Kingdom. We are or may be subject to examination by these particular tax authorities for the calendar year 2003 and thereafter.

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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
North America
Net sales	$9,391	$7,427
Segment operating expenses (1)	8,934	7,078

Segment operating income	$457	$349

International
Net sales	$6,679	$5,758
Segment operating expenses (1)	6,695	5,709

Segment operating income (loss)	$(16)	$49

Consolidated
Net sales	$16,070	$13,185
Segment operating expenses (1)	15,629	12,787

Segment operating income	441	398
Stock-based compensation	(229)	(160)
Other operating income (expense), net	(31)	(46)

Income from operations	181	192
Total non-operating income (expense)	(100)	(108)
Benefit (provision) for income taxes	18	(43)
Equity-method investment activity, net of tax	(17)	89

Net income	$82	$130

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Net Sales:
Media	$5,058	$4,710
Electronics and other general merchandise	10,214	7,975
Other (1)	798	500

	$16,070	$13,185

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”) in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment and data center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2012 Annual Report on Form 10-K.

Critical Accounting Judgments

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2012 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at March 31, 2013, we would have recorded an additional cost of sales of approximately $55 million.

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

During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2012, would have had no impact on the carrying value of our goodwill.

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2013, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $26 million impact on our Q1 2013 operating income. Our estimated forfeiture rates at March 31, 2013, and December 31, 2012, were 27%.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources

Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2013	2012	2013	2012
Operating activities	$(2,372)	$(2,438)	$4,245	$3,051
Investing activities	(950)	450	(4,995)	(1,870)
Financing activities	(157)	(1,005)	3,106	(1,510)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $177 million for the trailing twelve months ended March 31, 2013, compared to $1.2 billion for the trailing twelve months ended March 31, 2012, a decrease of 85%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended March 31, 2013, compared to the comparable prior year period, was primarily due to increased capital expenditures, including the $1.4 billion purchase of property in December 2012, partially offset by higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, and our net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $7.9 billion and $11.4 billion at March 31, 2013, and December 31, 2012. Amounts held in foreign currencies were $3.8 billion and $5.1 billion at March 31, 2013, and December 31, 2012, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.

Cash provided by (used in) operating activities was $(2.4) billion for both Q1 2013 and Q1 2012. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2013, compared to the comparable prior year period, was primarily due to changes in working capital and the increase in net income, excluding depreciation, amortization, and stock-based compensation.

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(950) million and $450 million for Q1 2013 and Q1 2012, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $670 million and $386 million during Q1 2013 and Q1 2012, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $111 million and $75 million for internal-use software and website development during Q1 2013 and Q1 2012. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $103 million and $50 million during Q1 2013 and Q1 2012.

(1)

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchases of property and equipment, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) financing activities was $(157) million and $(1.0) billion for Q1 2013 and Q1 2012. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $182 million and $153 million in Q1 2013 and Q1 2012. In Q1 2012, we repurchased $960 million of our common stock under the $2 billion repurchase program authorized by our Board of Directors. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $25 million and $68 million in Q1 2013 and Q1 2012. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $0 and $40 million for Q1 2013 and Q1 2012.

We recorded a tax benefit of $18 million in Q1 2013 and a tax provision of $43 million in Q1 2012. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Cash taxes paid (net of refunds) were $86 million and $19 million for Q1 2013 and Q1 2012. As of December 31, 2012, our federal net operating loss carryforward was approximately $89 million and we had approximately $136 million of federal tax credits, potentially available to offset future tax liabilities. As we utilize our federal tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $3.6 billion at March 31, 2013. Purchase obligations and open purchase orders are generally cancelable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 10 for Q1 2013 and Q1 2012. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

Net Sales

Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS. Net sales information is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Net Sales:
North America	$9,391	$7,427
International	6,679	5,758

Consolidated	$16,070	$13,185

Year-over-year Percentage Growth:
North America	26%	36%
International	16	31
Consolidated	22	34
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	26%	36%
International	21	32
Consolidated	24	34
Net Sales Mix:
North America	58%	56%
International	42	44

Consolidated	100%	100%

Sales increased 22% in Q1 2013, compared to the comparable prior year period. Changes in currency exchange rates impacted net sales by $(302) million for Q1 2013 and $(56) million for Q1 2012. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 26% in Q1 2013 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 16% in Q1 2013 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(301) million for Q1 2013 and by $(55) million for Q1 2012. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Shipping Activity:
Shipping revenue (1)(2)(3)	$633	$461
Outbound shipping costs	(1,396)	(1,129)

Net shipping cost	$(763)	$(668)

Year-over-year Percentage Growth:
Shipping revenue	37%	40%
Outbound shipping costs	24	44
Net shipping cost	14	47
Percent of Net Sales:
Shipping revenue	4.0%	3.5%
Outbound shipping costs	(8.7)	(8.6)

Net shipping cost	(4.7)%	(5.1)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.
(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Net Sales:
North America
Media	$2,513	$2,197
Electronics and other general merchandise	6,128	4,772
Other (1)	750	458

Total North America	$9,391	$7,427

International
Media	$2,545	$2,513
Electronics and other general merchandise	4,086	3,203
Other (1)	48	42

Total International	$6,679	$5,758

Consolidated
Media	$5,058	$4,710
Electronics and other general merchandise	10,214	7,975
Other (1)	798	500

Total consolidated	$16,070	$13,185

Year-over-year Percentage Growth:
North America
Media	14%	17%
Electronics and other general merchandise	28	44
Other	64	66
Total North America	26	36
International
Media	1%	21%
Electronics and other general merchandise	28	40
Other	14	24
Total International	16	31
Consolidated
Media	7%	19%
Electronics and other general merchandise	28	43
Other	59	61
Total consolidated	22	34
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	7%	22%
Electronics and other general merchandise	32	42
Other	18	26
Total International	21	32
Consolidated
Media	10%	19%
Electronics and other general merchandise	30	43
Other	60	61
Total consolidated	24	34
Consolidated Net Sales Mix:
Media	31%	36%
Electronics and other general merchandise	64	60
Other	5	4

Total consolidated	100%	100%

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended March 31,
	2013			2012
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$11,801	$—	$11,801	$10,027	$—	$10,027
Fulfillment	1,796	(61)	1,735	1,295	(37)	1,258
Marketing	632	(16)	616	480	(12)	468
Technology and content	1,383	(120)	1,263	945	(85)	860
General and administrative	246	(32)	214	200	(26)	174
Other operating expense (income), net	31	—	31	46	—	46

Total operating expenses	$15,889	$(229)	$15,660	$12,993	$(160)	$12,833

Year-over-year Percentage Growth:
Fulfillment	39%		38%	51%		52%
Marketing	32		32	47		47
Technology and content	46		47	63		66
General and administrative	23		23	49		50
Percent of Net Sales:
Fulfillment	11.2%		10.8%	9.8%		9.5%
Marketing	3.9		3.8	3.6		3.6
Technology and content	8.6		7.9	7.2		6.5
General and administrative	1.5		1.3	1.5		1.3

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

The increase in cost of sales in absolute dollars in Q1 2013, compared to the comparable prior year period, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2013	2012
Gross profit (in millions)	$4,269	$3,158
Gross margin	26.6%	24.0%

Gross margin increased in Q1 2013 compared to the comparable prior year period, primarily due to services sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q1 2013, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in Q1 2013, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.

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

The increase in technology and content costs in absolute dollars in Q1 2013, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2012 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

During Q1 2013 and Q1 2012, we capitalized $130 million (including $19 million of stock-based compensation) and $88 million (including $13 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $101 million and $71 million for Q1 2013 and Q1 2012. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q1 2013, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $229 million and $160 million during Q1 2013 and Q1 2012. The increase is primarily due to an increase in total stock-based compensation value granted to our employees and to a decrease in our estimated forfeiture rate.

Other Operating Expense (Income), Net

Other operating expense (income), net was $31 million and $46 million for Q1 2013 and Q1 2012, and was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 6% to $181 million in Q1 2013, from $192 million in Q1 2012.

Interest Income and Expense

Our interest income was $10 million and $12 million during Q1 2013 and Q1 2012. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $33 million and $21 million during Q1 2013 and Q1 2012.

Other Income (Expense), Net

Other income (expense), net was $(77) million and $(99) million during Q1 2013 and Q1 2012. The primary component of other income (expense), net, is related to foreign-currency gains (losses) on intercompany balances.

Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In 2013, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses incurred in foreign jurisdictions for which we may not realize a tax benefit reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.

During Q1 2013, we recognized an income tax benefit of $18 million, which includes $46 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax

Equity-method investment activity, net of tax, was $(17) million and $89 million during Q1 2013 and Q1 2012. Details of the activity are provided below (in millions):

	Three Months Ended March 31,
	2013	2012
Equity in earnings (loss) of LivingSocial:
Gain on existing equity interests, LivingSocial acquisitions	$—	$75
Operating and other losses	(17)	(22)

Total equity in earnings (loss) of LivingSocial	(17)	53

Amazon dilution gains on LivingSocial investment	—	36

Equity-method investment activity, net of tax	$(17)	$89

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2013			2012
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$16,372	$(302)	$16,070	$13,241	$(56)	$13,185
Operating expenses	16,179	(290)	15,889	13,045	(52)	12,993
Income from operations	193	(12)	181	196	(4)	192

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows since purchases of property and equipment, including internal-use software and website development, are a necessary component of ongoing operations.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended March 31, 2013 and 2012 (in millions):

	Twelve Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$4,245	$3,051
Purchases of property and equipment, including internal-use software and website development	(4,068)	(1,899)

Free cash flow	$177	$1,152

Net cash used in investing activities	$(4,995)	$(1,870)

Net cash provided by (used in) financing activities	$3,106	$(1,510)

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

Guidance

We provided guidance on April 25, 2013, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 25, 2013, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”

Second Quarter 2013 Guidance

•	Net sales are expected to be between $14.5 billion and $16.2 billion, or to grow between 13% and 26% compared with second quarter 2012.

•	Operating income (loss) is expected to be between $(340) million and $10 million, compared to $107 million in the comparable prior year period.

•

This guidance includes approximately $340 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Exchange Risk

During Q1 2013, net sales from our International segment accounted for 42% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2013 decreased by $301 million in comparison with Q1 2012.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2013, of $3.8 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $190 million, $380 million, and $755 million. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at March 31, 2013, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $20 million, $40 million, and $80 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of March 31, 2013, our recorded basis in equity investments was $176 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: April 25, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1†	1997 Stock Incentive Plan (amended and restated).

10.2†	1999 Non-Officer Employee Stock Option Plan (amended and restated).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

†	Executive Compensation Plan or Agreement