Form 10-Q
period 2013-06-30
AMAZON COM INC
filed 2013-07-26
CIK 1018724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

456,883,519 shares of common stock, par value $0.01 per share, outstanding as of July 12, 2013

AMAZON.COM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,481	$2,288	$8,084	$5,269	$2,335	$2,047
OPERATING ACTIVITIES:
Net income (loss)	(7)	7	75	137	(101)	377
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	756	485	1,457	942	2,673	1,579
Stock-based compensation	298	221	526	381	978	684
Other operating expense (income), net	32	32	63	79	139	158
Losses (gains) on sales of marketable securities, net	—	(2)	—	(4)	(6)	(10)
Other expense (income), net	42	(19)	110	(4)	367	(58)
Deferred income taxes	21	(43)	(58)	(81)	(243)	20
Excess tax benefits from stock-based compensation	—	(85)	—	(125)	(304)	(126)
Changes in operating assets and liabilities:
Inventories	(30)	(124)	505	622	(1,116)	(1,224)
Accounts receivable, net and other	(211)	(166)	518	580	(922)	(572)
Accounts payable	—	180	(4,187)	(4,078)	1,962	1,453
Accrued expenses and other	(77)	59	(780)	(470)	728	716
Additions to unearned revenue	516	382	1,200	779	2,217	1,376
Amortization of previously unearned revenue	(460)	(333)	(921)	(602)	(1,840)	(1,151)

Net cash provided by (used in) operating activities	880	594	(1,492)	(1,844)	4,532	3,222
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(855)	(657)	(1,526)	(1,043)	(4,267)	(2,123)
Acquisitions, net of cash acquired, and other	(148)	(624)	(251)	(673)	(323)	(770)
Sales and maturities of marketable securities and other investments	696	1,251	1,296	2,989	2,544	5,864
Purchases of marketable securities and other investments	(1,113)	(565)	(1,888)	(1,417)	(3,774)	(4,485)

Net cash provided by (used in) investing activities	(1,420)	(595)	(2,369)	(144)	(5,820)	(1,514)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	85	—	125	304	126
Common stock repurchased	—	—	—	(960)	—	(1,237)
Proceeds from long-term debt and other	81	123	107	190	3,274	242
Repayments of long-term debt, capital lease, and finance lease obligations	(290)	(141)	(473)	(293)	(748)	(483)

Net cash provided by (used in) financing activities	(209)	67	(366)	(938)	2,830	(1,352)
Foreign-currency effect on cash and cash equivalents	(28)	(19)	(153)	(8)	(173)	(68)

Net increase (decrease) in cash and cash equivalents	(777)	47	(4,380)	(2,934)	1,369	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,704	$2,335	$3,704	$2,335	$3,704	$2,335

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$39	$8	$52	$14	$68	$22
Cash paid for income taxes (net of refunds)	34	20	120	39	193	66
Property and equipment acquired under capital leases	447	207	787	356	1,233	699
Property and equipment acquired under build-to-suit leases	244	15	394	31	392	125

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net product sales	$12,752	$10,791	$26,023	$22,040
Net services sales	2,952	2,043	5,751	3,979

Total net sales	15,704	12,834	31,774	26,019
Operating expenses (1):
Cost of sales	11,209	9,488	23,010	19,515
Fulfillment	1,837	1,356	3,633	2,651
Marketing	675	537	1,307	1,017
Technology and content	1,586	1,082	2,969	2,027
General and administrative	286	232	531	432
Other operating expense (income), net	32	32	64	79

Total operating expenses	15,625	12,727	31,514	25,721

Income from operations	79	107	260	298
Interest income	9	10	19	22
Interest expense	(33)	(21)	(66)	(42)
Other income (expense), net	(38)	50	(115)	(49)

Total non-operating income (expense)	(62)	39	(162)	(69)

Income before income taxes	17	146	98	229
Benefit (provision) for income taxes	(13)	(109)	6	(151)
Equity-method investment activity, net of tax	(11)	(30)	(29)	59

Net income (loss)	$(7)	$7	$75	$137

Basic earnings per share	$(0.02)	$0.02	$0.16	$0.30

Diluted earnings per share	$(0.02)	$0.01	$0.16	$0.30

Weighted average shares used in computation of earnings per share:
Basic	456	451	455	452

Diluted	456	458	463	459

(1) Includes stock-based compensation as follows:
Fulfillment	$81	$58	$142	$94
Marketing	24	16	40	28
Technology and content	155	112	274	198
General and administrative	38	35	70	61

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(7)	$7	$75	$137
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(4), $17, $(13), and $(21)	7	(151)	(71)	(14)
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $3, $0, $4, and $(3)	(7)	(1)	(9)	6
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax effect of $0, $0, $0, and $1	—	(2)	—	(4)

Net unrealized gains (losses) on available-for-sale securities	(7)	(3)	(9)	2

Total other comprehensive income (loss)	—	(154)	(80)	(12)

Comprehensive income (loss)	$(7)	$(147)	$(5)	$125

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,704	$8,084
Marketable securities	3,759	3,364
Inventories	5,420	6,031
Accounts receivable, net and other	2,861	3,364
Deferred tax assets	541	453

Total current assets	16,285	21,296
Property and equipment, net	8,789	7,060
Deferred tax assets	128	123
Goodwill	2,614	2,552
Other assets	1,807	1,524

Total assets	$29,623	$32,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,990	$13,318
Accrued expenses and other	5,745	5,684

Total current liabilities	14,735	19,002
Long-term debt	3,042	3,084
Other long-term liabilities	3,113	2,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 480 and 478
Outstanding shares — 457 and 454	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	8,893	8,347
Accumulated other comprehensive loss	(319)	(239)
Retained earnings	1,991	1,916

Total stockholders’ equity	8,733	8,192

Total liabilities and stockholders’ equity	$29,623	$32,555

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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares used in computation of basic earnings per share	456	451	455	452
Total dilutive effect of outstanding stock awards	—	7	8	7

Shares used in computation of diluted earnings per share	456	458	463	459

Equity-method investments

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

Note 2 — Cash, Cash Equivalents, and Marketable Securities

As of June 30, 2013, and December 31, 2012, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of June 30, 2013 or December 31, 2012.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

					December 31,
	June 30, 2013				2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$2,488	—	—	$2,488	$2,595
Level 1 securities:
Money market funds	1,498	—	—	1,498	5,561
Equity securities	3	—	—	3	2
Level 2 securities:
Foreign government and agency securities	729	3	(2)	730	772
U.S. government and agency securities	2,263	2	(3)	2,262	1,810
Corporate debt securities	676	4	(2)	678	725
Asset-backed securities	63	—	—	63	49
Other fixed income securities	40	—	—	40	33

	$7,760	$9	$(7)	7,762	11,547

Less: Restricted cash, cash equivalents, and marketable securities (1)				(299)	(99)

Total cash, cash equivalents, and marketable securities				$7,463	$11,448

(1)	We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt, and real estate lease agreements. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed-income securities as of June 30, 2013 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$2,660	$2,663
Due after one year through five years	2,175	2,175
Due after five years	434	433

	$5,269	$5,271

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 3 — Commitments and Contingencies

Commitments

We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $180 million and $129 million for Q2 2013 and Q2 2012, and $348 million and $244 million for the six months ended June 30, 2013 and 2012.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2013 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$271	$534	$867	$43	$1,043	$1,406	$4,164
Capital leases, including interest	380	628	509	136	38	98	1,789
Financing lease obligations, including interest	—	1	1	1	1	10	14
Operating leases	311	600	543	499	440	2,254	4,647
Unconditional purchase obligations (1)	167	471	251	39	31	20	979
Other commitments (2) (3)	305	348	265	156	137	1,603	2,814

Total commitments	$1,434	$2,582	$2,436	$874	$1,690	$5,391	$14,407

(1)	Includes unconditional purchase obligations related to agreements to acquire and license digital video content that represent long-term liabilities or that are not reflected on the consolidated balance sheets.
(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.
(3)	Excludes $317 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

Pledged Securities

As of June 30, 2013, and December 31, 2012, we have pledged or otherwise restricted $299 million and $99 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, and real estate leases.

Legal Proceedings

The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2012 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2013, as supplemented by the following:

In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales Inc., Amazon EU Sarl, Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice. In July 2013, the European Court of Justice ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (ZPU), filed a complaint against Amazon EU Sarl, Amazon Media EU Sarl, Amazon Services Europe Sarl, Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings Sarl in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU Sarl in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

In October 2009, Eolas Technologies Incorporated filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our website technology infringes two patents owned by Eolas purporting to cover “Distributed Hypermedia Method for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 5,838,906) and “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects within a Hypermedia Document” (U.S. Patent No. 7,599,985) and seeks injunctive relief, monetary damages, costs, and attorneys’ fees. In February 2012, the court held a jury trial to determine the validity of the asserted patent claims, and the jury found all asserted claims invalid. In August 2012, the plaintiff appealed to the United States Court of Appeals for the Federal Circuit, which affirmed the verdict in July 2013.

In September 2010, Olympic Developments AG, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain aspects of our technology, including our Kindle e-reader, infringe two patents owned by the plaintiff purporting to cover a “Transactional Processing System” (U.S. Patent No. 5,475,585) and a “Device for Controlling Remote Interactive Receiver” (U.S. Patent No. 6,246,400B1) and seeks monetary damages, injunctive relief, costs and attorneys’ fees. In February 2011, the case was transferred to the United States District Court for the Western District of Washington. In September 2011, the court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patents–in-suit. In June 2013, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff. The settlement was not material to either the current or future years.

In January 2011, Rovi Corporation, Rovi Guides, Inc., United Video Properties, Inc., TV Guide Online, LLC, and TV Guide Online, Inc. filed a complaint against Amazon.com, Inc. and IMDb.com, Inc. in the United States District Court for the District of Delaware. The plaintiffs alleged, among other things, that the use of links on instant video web pages to DVD and Blu-ray discs; instant video preview, TV season, and season pass options; IMDb TV listings (localized listings); and links on IMDb title pages to DVD and Blue-ray pages on Amazon’s website infringed one or more of U.S. Patent No. 5,988,078, entitled “Method and Apparatus for Receiving Customized Television Programming Information by Transmitting Geographic Location to a Service Provider Through a Wide-Area Network”; U.S. Patent No. 6,275,268, entitled “Electronic Television Program Guide with Remote Product Ordering”; U.S. Patent No. 6,769,128, entitled “Electronic Television Program Guide Schedule System and Method with Data Feed Access”; U.S. Patent No. 7,493,643, entitled “Program Guide System with Video-On-Demand Browsing”; and U.S. Patent No. 7,603,690, entitled “Interactive Television Program Guide System with Pay Program Package Promotion.” The complaint sought an unspecified amount of damages, enhanced damages, interest, attorneys’ fees, and an injunction. In August 2012, the court granted a stipulated judgment of non-infringement for U.S. Patent No. 6,769,128. In November 2012, Rovi’s damages expert opined that, if we were found to infringe the patents-in-suit and the patents were found to be valid (both of which we disputed), Amazon and its affiliates should have paid damages of approximately $40 million, subject to enhancement. In December 2012, the court dismissed with prejudice plaintiffs’ claims for infringement of U.S. Patent Nos. 5,988,078 and 7,493,643. In March 2013, the court granted a stipulated judgment of non-infringement for U.S. Patent Nos. 7,603,690 and 6,275,268, resolving all remaining claims in Amazon’s favor. In May 2013, the plaintiffs filed a notice of appeal. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In February 2011, SFA Systems, LLC, filed a complaint against Amazon.com, Inc., Zappos.com, Inc., and Zappos Development, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that by using computer-implemented systems and methods for personalization Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover an “Integrated Computerized Sales Force Automation System” (U.S. Patent No. 6,067,525), and seeks monetary damages, interest, costs, and attorneys’ fees. In August 2011, the plaintiff filed an additional complaint against us in the United States District Court for the Eastern District of Texas alleging, among other things, that certain supply chain, sales, marketing, and inventory systems and methods used by Amazon and Zappos infringe a patent owned by the plaintiff purporting to cover a “Sales Force Automation System and Method” (U.S. Patent No. 7,941,341), and seeking monetary damages, interest, costs, and attorneys’ fees. In May 2013, SFA’s damages expert opined that, if we were found to infringe and the patents-in-suit are found to be valid (both of which we dispute), Amazon should pay damages of between $71.2 million and $106.9 million. In June 2013, Amazon’s damages expert opined that, under the same disputed conditions, Amazon should pay between $1 million and $5 million. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In April 2011, Walker Digital LLC filed several complaints against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions, (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. In January 2013, the plaintiff filed another complaint in the same court alleging that we infringe U.S. Patent No. 6,381,582 by allowing customers to make local payments for products ordered online. All of the complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. In March 2013, the complaints asserting U.S. Patent Nos. 7,236,942 and 7,933,893 were voluntarily dismissed with prejudice. In April 2013, the case asserting U.S. Patent No. 8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056 and 8,112,359 for lack of standing. We dispute the remaining allegations of wrongdoing and intend to vigorously defend ourselves in these matters.

In September 2011, LVL Patent Group, LLC filed three complaints against Amazon.com, Inc., IMDb, Inc. and IMDb.com for patent infringement in the United States District Court for the District of Delaware. The complaints alleged, among other things, that certain aspects of our technology, including our mobile applications, infringed four patents owned by the plaintiff purporting to cover a “Telephone/Transaction Entry Device and System for Entering Transaction Data into Databases” (U.S. Patent Nos. 5,805,676; 5,987,103; and 8,019,060) and a “Data Transaction Assembly Server” (U.S. Patent No. 6,044,382), and sought monetary damages, injunctive relief, costs, and attorneys’ fees. In August 2012, the court entered judgment declaring the ’060 patent to be invalid. In May 2013, we entered into a settlement of the litigation that did not involve a payment to the plaintiff by Amazon and was not material to either the current or future years.

In November 2012, Lexington Luminance LLC filed a complaint against Amazon.com, Inc. and Amazon Digital Services, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges, among other things, that certain light-emitting diodes in Kindle Fire infringe U.S. Patent No. 6,936,851, entitled “Semiconductor Light-Emitting Device and Method for Manufacturing Same.” The complaint seeks an unspecified amount of damages and an injunction or, in the absence of an injunction, a compulsory ongoing royalty. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In May 2013, the Trustees of Boston University filed a complaint against Amazon.com, Inc. aka Amazon.com Auctions, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges, among other things, that certain light-emitting diodes in Kindle Paperwhite infringe U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films.” The complaint seeks an unspecified amount of damages, interest, and an injunction. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In May 2013, Cloud Satchel LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon’s Kindle line of products and associated web-based storage systems infringe U.S. Patent Nos. 5,862,321 and 6,144,997, both entitled “System and Method for Accessing and Distributing Electronic Documents.” The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In June 2013, Adaptix, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Kindle Fire infringes U.S. Patent Nos. 7,454,212 and 6,947,748, both entitled “OFDMA With Adaptive Subcarrier-Cluster Configuration and Selective Loading.” The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In June 2013, Elia Data of Texas, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that a number of Amazon’s web services, including Management Console, Simple Storage Service, Elastic Compute Cloud, Elastic Load Balancing, and/or Route 53, infringe U.S. Patent No. 7,113,996, entitled “Method and System for Secured Transport and Storage of Data on a Network.” The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In July 2013, Research Frontiers, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that “electronic paper displays” in Kindle e-readers, including Kindle 1st Generation, Kindle 2nd Generation, Kindle DX, Kindle 3G, Kindle Touch, Kindle Keyboard, and Kindle Paperwhite, infringe U.S. Patent Nos. 6,606,185, entitled “SPD Films and Light Valves Comprising Liquid Suspensions of Heat-Reflective Particles of Mixed Metal Oxides and Methods of Making Such Particles,” and 5,463,491, entitled “Light Valve Employing a Film Comprising an Encapsulated Liquid Suspension, and Method of Making Such Film.” The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2013, Telebuyer, LLC filed a complaint against Amazon.com, Inc., Amazon Web Services LLC, and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain features used on our retail website—including high resolution video and still images, user-indicated areas of interest, targeted follow-up communications, vendor proposals, on-line chat, Gold Box and Lightning Deals, and vendor ratings—infringe seven U.S. patents, Nos. 6,323,894, 7,835,508, 7,835,509, 7,839,984, 8,059,796, 8,098,272, and 8,315,364, all entitled “Commercial Product Routing System With Video Vending Capability.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

We cannot predict the impact (if any) that any of the matters described above or in our 2012 Annual Report on Form 10-K or Form 10-Q for the Period Ended March 31, 2013, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).

See also “Note 7 — Income Taxes.”

Note 4 — Equity-Method Investments

LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Statement of Operations:
Revenue	$264	$248
Operating expense	342	425

Operating loss	(78)	(177)
Net income (loss) (1)	$(81)	$65

(1)	The difference between the operating loss and net income for the six months ended June 30, 2012 is primarily due to non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

As of June 30, 2013, the book value of our equity-method investment in LivingSocial was $25 million. Additionally, in Q1 2013 we made a $56 million investment in LivingSocial that we have recorded as a cost method investment, bringing our total investment in LivingSocial to approximately 31% of voting stock.

Note 5 — Long-Term Debt

In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of June 30, 2013, and December 31, 2012, the unamortized discount on the Notes was $25 million and $27 million. We also have other long-term debt with a carrying amount, including the current portion, of $758 million and $691 million at June 30, 2013 and December 31, 2012. The face value of our total long-term debt obligations is as follows (in millions):

	June 30, 2013	December 31, 2012
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	758	691

Total debt	3,758	3,691
Less current portion of long-term debt	(691)	(579)

Face value of long-term debt	$3,067	$3,112

The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion and $3.0 billion at June 30, 2013 and December 31, 2012, which is based on quoted prices for our publicly-traded debt as of that date.

The other debt, including the current portion, had a weighted average interest rate of 6.7% and 6.4% at June 30, 2013 and December 31, 2012. We used the net proceeds from the issuance of the debt to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value at June 30, 2013 and December 31, 2012.

Note 6 — Stockholders’ Equity

Stock Repurchase Activity

In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.

Stock Award Activity

Common shares outstanding plus shares underlying outstanding stock awards totaled 474 million at June 30, 2013, and 470 million at December 31, 2012. These totals include all vested and unvested stock-based awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the six months ended June 30, 2013 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	15.4	$184
Units granted	4.7	260
Units vested	(2.3)	152
Units forfeited	(0.9)	201

Outstanding at June 30, 2013	16.9	$209

Scheduled vesting for outstanding restricted stock units at June 30, 2013, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Scheduled vesting—restricted stock units	2.3	5.4	5.5	2.5	0.9	0.3	16.9

As of June 30, 2013, there was $1.7 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.

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

The year to date tax benefit as of June 30, 2013 includes $51 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Cash paid for income taxes (net of refunds) was $34 million and $20 million in Q2 2013 and Q2 2012, and $120 million and $39 million for the six months ended June 30, 2013 and 2012.

As of June 30, 2013, and December 31, 2012, gross unrecognized tax benefits (tax contingencies) were $317 million and $294 million. We expect the total amount of tax contingencies will grow in 2013. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America
Net sales	$9,495	$7,326	$18,886	$14,754
Segment operating expenses (1)	9,086	6,982	18,020	14,061

Segment operating income	$409	$344	$866	$693

International
Net sales	$6,209	$5,508	$12,888	$11,265
Segment operating expenses (1)	6,209	5,492	12,904	11,200

Segment operating income (loss)	$—	$16	$(16)	$65

Consolidated
Net sales	$15,704	$12,834	$31,774	$26,019
Segment operating expenses (1)	15,295	12,474	30,924	25,261

Segment operating income	409	360	850	758
Stock-based compensation	(298)	(221)	(526)	(381)
Other operating income (expense), net	(32)	(32)	(64)	(79)

Income from operations	79	107	260	298
Total non-operating income (expense)	(62)	39	(162)	(69)
Benefit (provision) for income taxes	(13)	(109)	6	(151)
Equity-method investment activity, net of tax	(11)	(30)	(29)	59

Net income (loss)	$(7)	$7	$75	$137

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

Net sales of similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
Media	$4,397	$4,119	$9,455	$8,828
Electronics and other general merchandise	10,415	8,161	20,629	16,136
Other (1)	892	554	1,690	1,055

	$15,704	$12,834	$31,774	$26,019

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”) in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at June 30, 2013, we would have recorded an additional cost of sales of approximately $56 million.

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

Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2013, closing stock price would not be an indicator of possible impairment.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $19 million impact on our Q2 2013 operating income. Our estimated forfeiture rates at June 30, 2013 and December 31, 2012 were 27%.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, with the United States, many countries in the European Union, and a number of other countries actively considering changes in this regard, including fundamental changes to the tax laws applicable to corporate multinationals. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Liquidity and Capital Resources

Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Operating activities	$880	$594	$(1,492)	$(1,844)	$4,532	$3,222
Investing activities	(1,420)	(595)	(2,369)	(144)	(5,820)	(1,514)
Financing activities	(209)	67	(366)	(938)	2,830	(1,352)

Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $265 million for the trailing twelve months ended June 30, 2013, compared to $1.1 billion for the trailing twelve months ended June 30, 2012, a decrease of 76%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended June 30, 2013, compared to the comparable prior year period, was primarily due to increased capital expenditures, including the $1.4 billion purchase of property in December 2012, partially offset by higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $7.5 billion and $11.4 billion at June 30, 2013, and December 31, 2012. Amounts held in foreign currencies were $3.6 billion and $5.1 billion at June 30, 2013, and December 31, 2012, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.

Cash provided by (used in) operating activities was $880 million and $594 million for Q2 2013 and Q2 2012, and $(1.5) billion and $(1.8) billion for the six months ended June 30, 2013 and 2012. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2013, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, and changes in working capital.

Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.4) billion and $(595) million for Q2 2013 and Q2 2012, and $(2.4) billion and $(144) million for the six months ended June 30, 2013 and 2012, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $855 million and $657 million during Q2 2013 and Q2 2012, and $1.5 billion and $1.0 billion for the six months ended June 30, 2013 and 2012, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $116 million and $91 million for internal-use software and website development during Q2 2013 and Q2 2012, and $227 million and $167 million for the six months ended June 30, 2013 and 2012. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $148 million and $624 million during Q2 2013 and Q2 2012, and $251 million and $673 million for the six months ended June 30, 2013 and 2012.

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

Cash provided by (used in) financing activities was $(209) million and $67 million for Q2 2013 and Q2 2012, and $(366) million and $(938) million for the six months ended June 30, 2013 and 2012. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $290 million and $141 million in Q2 2013 and Q2 2012, and $473 million and $293 million for the six months ended June 30, 2013 and 2012. In Q1 2012, we repurchased $960 million of our common stock under the $2 billion repurchase program authorized by our Board of Directors. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $81 million and $123 million in Q2 2013 and Q2 2012, and $107 million and $190 million for the six months ended June 30, 2013 and 2012. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $0 and $85 million for Q2 2013 and Q2 2012, and $0 and $125 million for the six months ended June 30, 2013 and 2012.

We recorded net tax provisions of $13 million and $109 million in Q2 2013 and Q2 2012, and a tax benefit of $6 million and tax provision of $151 million for the six months ended June 30, 2013 and 2012. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Cash taxes paid (net of refunds) were $34 million and $20 million for Q2 2013 and Q2 2012, and $120 million and $39 million for the six months ended June 30, 2013 and 2012. As of December 31, 2012, our federal net operating loss carry forward was approximately $89 million and we had approximately $136 million of federal tax credits, potentially available to offset future tax liabilities. As we utilize our federal tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.

See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.7 billion at June 30, 2013. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 and 10 for Q2 2013 and Q2 2012. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
North America	$9,495	$7,326	$18,886	$14,754
International	6,209	5,508	12,888	11,265

Consolidated	$15,704	$12,834	$31,774	$26,019

Year-over-year Percentage Growth:
North America	30%	36%	28%	36%
International	13	22	14	27
Consolidated	22	29	22	32
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	30%	36%	28%	36%
International	20	28	21	30
Consolidated	25	32	25	33
Net Sales Mix:
North America	60%	57%	59%	57%
International	40	43	41	43

Consolidated	100%	100%	100%	100%

Sales increased 22% in Q2 2013 and 22% for the six months ended June 30, 2013, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(392) million and $(272) million for Q2 2013 and Q2 2012, and by $(694) million and $(328) million for the six months ended June 30, 2013 and 2012. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.

North America sales grew 30% in Q2 2013 and 28% for the six months ended June 30, 2013, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.

International sales grew 13% in Q2 2013 and 14% for the six months ended June 30, 2013, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(391) million and $(269) million for Q2 2013 and Q2 2012, and $(692) million and $(323) million for the six months ended June 30, 2013 and 2012. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information

Supplemental information about shipping results is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shipping Activity:
Shipping revenue (1)(2)(3)	$646	$469	$1,279	$930
Outbound shipping costs	(1,364)	(1,054)	(2,760)	(2,183)

Net shipping cost	$(718)	$(585)	$(1,481)	$(1,253)

Year-over-year Percentage Growth:
Shipping revenue	38%	42%	37%	41%
Outbound shipping costs	29	29	26	36
Net shipping cost	23	20	18	33
Percent of Net Sales:
Shipping revenue	4.1%	3.6%	4.0%	3.6%
Outbound shipping costs	(8.7)	(8.2)	(8.7)	(8.4)

Net shipping cost	(4.6)%	(4.6)%	(4.7)%	(4.8)%

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.
(2)	Includes a portion of amounts earned from Amazon Prime memberships.
(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
North America
Media	$2,173	$1,874	$4,686	$4,070
Electronics and other general merchandise	6,478	4,937	12,606	9,710
Other (1)	844	515	1,594	974

Total North America	$9,495	$7,326	$18,886	$14,754

International
Media	$2,224	$2,245	$4,769	$4,758
Electronics and other general merchandise	3,937	3,224	8,024	6,426
Other (1)	48	39	95	81

Total International	$6,209	$5,508	$12,888	$11,265

Consolidated
Media	$4,397	$4,119	$9,455	$8,828
Electronics and other general merchandise	10,415	8,161	20,629	16,136
Other (1)	892	554	1,690	1,055

Total consolidated	$15,704	$12,834	$31,774	$26,019

Year-over-year Percentage Growth:
North America
Media	16%	18%	15%	17%
Electronics and other general merchandise	31	41	30	43
Other	64	58	64	62
Total North America	30	36	28	36
International
Media	(1)%	8%	—%	15%
Electronics and other general merchandise	22	34	25	37
Other	22	14	18	19
Total International	13	22	14	27
Consolidated
Media	7%	13%	7%	16%
Electronics and other general merchandise	28	38	28	41
Other	61	54	60	57
Total consolidated	22	29	22	32
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	7%	12%	7%	17%
Electronics and other general merchandise	29	42	31	42
Other	27	20	22	23
Total International	20	28	21	30
Consolidated
Media	11%	15%	11%	17%
Electronics and other general merchandise	30	42	30	42
Other	61	55	61	58
Total consolidated	25	32	25	33
Consolidated Net Sales Mix:
Media	28%	32%	30%	34%
Electronics and other general merchandise	66	64	65	62
Other	6	4	5	4

Total consolidated	100%	100%	100%	100%

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Operating Expenses

Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net	As Reported	Stock- Based Compen- sation	Net
Operating Expenses:
Cost of sales	$11,209	$—	$11,209	$9,488	$—	$9,488	$23,010	$—	$23,010	$19,515	$—	$19,515
Fulfillment	1,837	(81)	1,756	1,356	(58)	1,298	3,633	(142)	3,491	2,651	(94)	2,557
Marketing	675	(24)	651	537	(16)	521	1,307	(40)	1,267	1,017	(28)	989
Technology and content	1,586	(155)	1,431	1,082	(112)	970	2,969	(274)	2,695	2,027	(198)	1,829
General and administrative	286	(38)	248	232	(35)	197	531	(70)	461	432	(61)	371
Other operating expense (income), net	32	—	32	32	—	32	64	—	64	79	—	79

Total operating expenses	$15,625	$(298)	$15,327	$12,727	$(221)	$12,506	$31,514	$(526)	$30,988	$25,721	$(381)	$25,340

Year-over-year Percentage Growth:
Fulfillment	35%		35%	44%		43%	37%		36%	48%		47%
Marketing	26		25	58		57	29		28	52		52
Technology and content	47		48	55		56	47		47	59		60
General and administrative	23		26	40		41	23		24	44		45
Percent of Net Sales:
Fulfillment	11.7%		11.2%	10.6%		10.1%	11.4%		11.0%	10.2%		9.8%
Marketing	4.3		4.1	4.2		4.1	4.1		4.0	3.9		3.8
Technology and content	10.1		9.1	8.4		7.6	9.3		8.5	7.8		7.0
General and administrative	1.8		1.6	1.8		1.5	1.7		1.5	1.7		1.4

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

The increase in cost of sales in absolute dollars in Q2 2013 and for the six months ended June 30, 2013, compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross profit (in millions)	$4,495	$3,346	$8,764	$6,504
Gross margin	28.6%	26.1%	27.6%	25.0%

Gross margin increased in Q2 2013 and for the six months ended June 30, 2013, compared to the comparable prior year periods, primarily due to services sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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

The increase in fulfillment costs in absolute dollars in Q2 2013 and for the six months ending June 30, 2013, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.

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

The increase in marketing costs in absolute dollars in Q2 2013 and for the six months ended June 30, 2013, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.

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

The increase in technology and content costs in absolute dollars in Q2 2013 and for the six months ended June 30, 2013, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2012 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.

During Q2 2013 and Q2 2012, we capitalized $141 million (including $25 million of stock-based compensation) and $111 million (including $19 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2013 and 2012, we capitalized $271 million (including $44 million of stock-based compensation) and $199 million (including $32 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $107 million and $77 million for Q2 2013 and Q2 2012, and $209 million and $148 million for the six months ended June 30, 2013 and 2012. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.

General and Administrative

The increase in general and administrative costs in absolute dollars in Q2 2013 and for the six months ended June 30, 2013, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation

Stock-based compensation was $298 million and $221 million during Q2 2013 and Q2 2012, and $526 million and $381 million for the six months ended June 30, 2013 and 2012. The increase is primarily due to an increase in total stock-based compensation value granted to our employees.

Other Operating Expense (Income), Net

Other operating expense (income), net was $32 million for both Q2 2013 and Q2 2012, and $64 million and $79 million for the six months ended June 30, 2013 and 2012, and was primarily related to the amortization of intangible assets.

Income from Operations

For the reasons discussed above, income from operations decreased 26% to $79 million in Q2 2013, from $107 million in Q2 2012, and decreased 13% to $260 million for the six months ended June 30, 2013, from $298 million for the six months ended June 30, 2012.

Interest Income and Expense

Our interest income was $9 million and $10 million during Q2 2013 and Q2 2012, and $19 million and $22 million for the six months ended June 30, 2013 and 2012. We generally invest our excess cash in investment grade short-to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.

The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $33 million and $21 million during Q2 2013 and Q2 2012, and $66 million and $42 million for the six months ended June 30, 2013 and 2012.

Other Income (Expense), Net

Other income (expense), net was $(38) million and $50 million during Q2 2013 and Q2 2012, and $(115) million and $(49) million for the six months ended June 30, 2013 and 2012. The primary component of other income (expense), net is related to foreign-currency gains (losses) on intercompany balances.

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

The year to date tax benefit as of June 30, 2013 includes $51 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax

Equity-method investment activity, net of tax, was $(11) million and $(30) million during Q2 2013 and Q2 2012, and $(29) million and $59 million for the six months ended June 30, 2013 and 2012. Details of the activity are provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in earnings (loss) of LivingSocial:
Gain on existing equity interests, LivingSocial acquisitions	$—	$—	$—	$75
Operating and other losses	(11)	(30)	(29)	(52)

Total equity in earnings (loss) of LivingSocial	(11)	(30)	(29)	23
Amazon dilution gains on LivingSocial investment	—	—	—	37
Other equity-method investment activity, net	—	—	—	(1)

Equity-method investment activity, net of tax	$(11)	$(30)	$(29)	$59

Effect of Exchange Rates

The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$16,096	$(392)	$15,704	$13,106	$(272)	$12,834	$32,468	$(694)	$31,774	$26,347	$(328)	$26,019
Operating expenses	15,999	(374)	15,625	12,990	(263)	12,727	32,178	(664)	31,514	26,036	(315)	25,721
Income from operations	97	(18)	79	115	(8)	107	290	(30)	260	311	(13)	298

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

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

Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development.” We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows from operations since purchases of property and equipment, including internal-use software and website development, are a necessary component of ongoing operations.

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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended June 30, 2013 and 2012 (in millions):

	Twelve Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$4,532	$3,222
Purchases of property and equipment, including internal-use software and website development	(4,267)	(2,123)

Free cash flow	$265	$1,099

Net cash used in investing activities	$(5,820)	$(1,514)

Net cash provided by (used in) financing activities	$2,830	$(1,352)

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

Guidance

We provided guidance on July 25, 2013, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 25, 2013, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”

Third Quarter 2013 Guidance

•	Net sales are expected to be between $15.45 billion and $17.15 billion, or to grow between 12% and 24% compared with third quarter 2012.

•	Operating loss is expected to be between $440 million and $65 million, compared to $28 million in third quarter 2012.

•

This guidance includes approximately $340 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. The fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short—to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Exchange Risk

During Q2 2013, net sales from our International segment accounted for 40% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2013 decreased by $391 million in comparison with Q2 2012.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2013, of $3.6 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $180 million, $365 million, and $725 million. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at June 30, 2013, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $20 million, $45 million, and $85 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.

Investment Risk

As of June 30, 2013, our recorded basis in equity investments was $166 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

We Face Intense Competition

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital content and electronic devices, and web and infrastructure computing services. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources

We are rapidly and significantly expanding our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Business, Legal, Financial, and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

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

Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, electronic devices and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	terrorist attacks and armed hostilities.

We May Not Be Successful in Our Efforts to Expand into International Market Segments

Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•

government regulation of e-commerce and other services, electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

•

restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

•	business licensing or certification requirements, such as for imports, exports, and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

•	geopolitical events, including war and terrorism.

As international e-commerce and other online and web services grow, competition will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

The People’s Republic of China (“PRC”) regulates Amazon’s and its affiliates’ businesses and operations in the PRC through regulations and license requirements restricting (i) foreign investment in the Internet, IT infrastructure, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. Although we believe these structures comply with existing PRC laws, they involve unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely. In addition, the Chinese businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such businesses.

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

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

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

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Commercial Agreements, Strategic Alliances, and Other Business Relationships

We provide e-commerce and other services to businesses through commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide web services, technology, fulfillment, computing, digital storage, and other services, as well as enable sellers to offer products or services through our websites. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include web services, fulfillment, customer service, inventory management, tax collection, payment processing, hardware, content, and third-party software, and engaging third parties to perform services. The amount of compensation we receive under certain of our commercial agreements is partially dependent on the volume of the other company’s sales. Therefore, if the other company’s offering is not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.

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

•

the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•

for investments in which an investee’s financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee’s accounting, financial reporting, and similar systems, controls, and processes;

•	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a larger public company;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

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

We Have Foreign Exchange Risk

The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities primarily in Euros, Japanese Yen, British Pounds, and Chinese Yuan. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.

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

We Could Be Harmed by Data Loss or Other Security Breaches

As a result of our services being web-based and the fact that we process, store, and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some subsidiaries had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

We Face Risks Related to System Interruption and Lack of Redundancy

We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

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

We Face Significant Inventory Risk

In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

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

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

We Could be Subject to Additional Income Tax Liabilities

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles, and interpretations, with the United States, many countries in the European Union, and a number of other countries actively considering changes in this regard, including fundamental changes to the tax laws applicable to corporate multinationals. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Our Supplier Relationships Subject Us to a Number of Risks

We have significant suppliers, including licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters, or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We May be Subject to Risks Related to Government Contracts and Related Procurement Regulations

Our contracts with U.S., as well as state, local, and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause.

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

We Are Subject to Payments-Related Risks

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated.

In addition, we qualify as a money services business in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding, the handling of transferred funds, and consumer disclosures. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements, such as maintaining capital and segregating funds, and civil and criminal penalties, or forced to cease providing certain services.

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our marketplace seller sales grow, the cost of this program will increase and could negatively affect our operating results. We also may be unable to prevent sellers on our sites or through other seller sites from selling unlawful goods, selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)

Dated: July 25, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.