Form 10-Q
period 2013-09-30
AMAZON COM INC
filed 2013-10-25
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission File No. 000-22513
____________________________________
Amazon.com, Inc.
(Exact Name of Registrant as Specified in its Charter)
 ____________________________________

Delaware	91-1646860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
410 Terry Avenue North, Seattle, WA 98109-5210
(206) 266-1000
(Address and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
 ____________________________________
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

457,733,620 shares of common stock, par value $0.01 per share, outstanding as of October 11, 2013

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,704	$2,335	$8,084	$5,269	$2,980	$2,823
OPERATING ACTIVITIES:
Net income (loss)	(41)	(274)	34	(137)	132	40
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	834	554	2,291	1,497	2,953	1,856
Stock-based compensation	281	217	808	597	1,043	756
Other operating expense (income), net	11	40	74	118	110	161
Losses (gains) on sales of marketable securities, net	1	(4)	1	(8)	—	(8)
Other expense (income), net	5	157	115	153	214	137
Deferred income taxes	11	(36)	(47)	(117)	(195)	(50)
Excess tax benefits from stock-based compensation	—	(66)	—	(190)	(239)	(191)
Changes in operating assets and liabilities:
Inventories	(586)	(647)	(80)	(25)	(1,054)	(1,285)
Accounts receivable, net and other	(125)	(416)	393	164	(632)	(913)
Accounts payable	947	1,223	(3,240)	(2,856)	1,686	1,828
Accrued expenses and other	(72)	96	(853)	(373)	558	703
Additions to unearned revenue	672	472	1,872	1,251	2,417	1,609
Amortization of previously unearned revenue	(550)	(373)	(1,471)	(975)	(2,016)	(1,275)
Net cash provided by (used in) operating activities	1,388	943	(103)	(901)	4,977	3,368
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,038)	(716)	(2,565)	(1,759)	(4,589)	(2,310)
Acquisitions, net of cash acquired, and other	(1)	(37)	(252)	(711)	(287)	(759)
Sales and maturities of marketable securities and other investments	494	742	1,791	3,731	2,296	4,643
Purchases of marketable securities and other investments	(518)	(358)	(2,406)	(1,774)	(3,934)	(3,556)
Net cash provided by (used in) investing activities	(1,063)	(369)	(3,432)	(513)	(6,514)	(1,982)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	66	—	190	239	191
Common stock repurchased	—	—	—	(960)	—	(1,237)
Proceeds from long-term debt and other	25	109	132	300	3,189	343
Repayments of long-term debt, capital lease, and finance lease obligations	(255)	(144)	(728)	(437)	(858)	(537)
Net cash provided by (used in) financing activities	(230)	31	(596)	(907)	2,570	(1,240)
Foreign-currency effect on cash and cash equivalents	73	40	(81)	32	(141)	11
Net increase (decrease) in cash and cash equivalents	168	645	(4,212)	(2,289)	892	157
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,872	$2,980	$3,872	$2,980	$3,872	$2,980
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$8	$7	$60	$21	$70	$25
Cash paid for income taxes (net of refunds)	23	21	143	60	195	75
Property and equipment acquired under capital leases	526	207	1,313	564	1,552	751
Property and equipment acquired under build-to-suit leases	269	14	663	46	647	85
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net product sales	$13,808	$11,546	$39,831	$33,586
Net services sales	3,284	2,260	9,034	6,239
Total net sales	17,092	13,806	48,865	39,825
Operating expenses (1):
Cost of sales	12,366	10,319	35,375	29,834
Fulfillment	2,034	1,510	5,667	4,161
Marketing	694	540	2,001	1,557
Technology and content	1,734	1,192	4,703	3,219
General and administrative	278	230	810	662
Other operating expense (income), net	11	43	74	121
Total operating expenses	17,117	13,834	48,630	39,554
Income (loss) from operations	(25)	(28)	235	271
Interest income	9	10	28	32
Interest expense	(36)	(22)	(102)	(65)
Other income (expense), net	9	18	(107)	(31)
Total non-operating income (expense)	(18)	6	(181)	(64)
Income (loss) before income taxes	(43)	(22)	54	207
Benefit (provision) for income taxes	12	(83)	18	(234)
Equity-method investment activity, net of tax	(10)	(169)	(38)	(110)
Net income (loss)	$(41)	$(274)	$34	$(137)
Basic earnings per share	$(0.09)	$(0.60)	$0.08	$(0.30)
Diluted earnings per share	$(0.09)	$(0.60)	$0.07	$(0.30)
Weighted average shares used in computation of earnings per share:
Basic	457	452	456	452
Diluted	457	452	464	452
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$70	$56	$213	$149
Marketing	23	16	63	43
Technology and content	154	112	428	310
General and administrative	34	33	104	95

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(41)	$(274)	$34	$(137)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(1), $4, $(14), and $(17)	111	30	41	16
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $(1), $(1), $3, and $(4)	1	5	(8)	11
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax effect of $0, $1, $(1) and $2	1	(3)	—	(7)
Net unrealized gains (losses) on available-for-sale securities	2	2	(8)	4
Total other comprehensive income	113	32	33	20
Comprehensive income (loss)	$72	$(242)	$67	$(117)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,872	$8,084
Marketable securities	3,817	3,364
Inventories	6,068	6,031
Accounts receivable, net and other	3,057	3,364
Deferred tax assets	520	453
Total current assets	17,334	21,296
Property and equipment, net	9,991	7,060
Deferred tax assets	128	123
Goodwill	2,635	2,552
Other assets	1,773	1,524
Total assets	$31,861	$32,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,037	$13,318
Accrued expenses and other	6,098	5,684
Total current liabilities	16,135	19,002
Long-term debt	3,043	3,084
Other long-term liabilities	3,596	2,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 481 and 478
Outstanding shares — 458 and 454	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	9,175	8,347
Accumulated other comprehensive loss	(206)	(239)
Retained earnings	1,950	1,916
Total stockholders’ equity	9,087	8,192
Total liabilities and stockholders’ equity	$31,861	$32,555
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares used in computation of basic earnings per share	457	452	456	452
Total dilutive effect of outstanding stock awards	—	—	8	—
Shares used in computation of diluted earnings per share	457	452	464	452
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
Note 2 — Cash, Cash Equivalents, and Marketable Securities
As of September 30, 2013, and December 31, 2012, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of September 30, 2013 or December 31, 2012.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2013				December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$2,392	$—	$—	$2,392	$2,595
Level 1 securities:
Money market funds	1,760	—	—	1,760	5,561
Equity securities	3	—	—	3	2
Level 2 securities:
Foreign government and agency securities	761	3	(1)	763	772
U.S. government and agency securities	2,245	2	(2)	2,245	1,810
Corporate debt securities	708	3	(1)	710	725
Asset-backed securities	66	—	—	66	49
Other fixed income securities	40	—	—	40	33
	$7,975	$8	$(4)	$7,979	$11,547
Less: Restricted cash, cash equivalents, and marketable securities (1)				(290)	(99)
Total cash, cash equivalents, and marketable securities				$7,689	$11,448
___________________

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

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed-income securities as of September 30, 2013 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$2,901	$2,902
Due after one year through five years	2,258	2,262
Due after five years through ten years	151	150
Due after ten years	270	270
	$5,580	$5,584
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — Commitments and Contingencies
Commitments
We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $197 million and $146 million for Q3 2013 and Q3 2012, and $545 million and $390 million for the nine months ended September 30, 2013 and 2012.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2013 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$156	$633	$867	$43	$1,043	$1,407	$4,149
Capital leases, including interest	214	779	710	225	56	115	2,099
Financing lease obligations, including interest	8	40	41	42	43	470	644
Operating leases	186	649	595	552	493	2,424	4,899
Unconditional purchase obligations (1)	32	477	291	63	35	49	947
Other commitments (2) (3)	267	360	245	151	117	1,242	2,382
Total commitments	$863	$2,938	$2,749	$1,076	$1,787	$5,707	$15,120
___________________

(1)
Includes unconditional purchase obligations related to agreements to acquire and license digital video content that represent long-term liabilities or that are not reflected on the consolidated balance sheets.

(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.

(3)	Excludes $336 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Securities
As of September 30, 2013, and December 31, 2012, we have pledged or otherwise restricted $290 million and $99 million of our cash and marketable securities as collateral for standby and trade letters of credit, guarantees, debt related to our international operations, and real estate leases.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2012 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Forms 10-Q for the Periods Ended March 31, 2013, and June 30, 2013, as supplemented by the following:
In December 2009, Nazomi Communications, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the processor core in Kindle devices infringes two patents owned by Nazomi purporting to cover “Java virtual machine hardware for RISC and CISC processors” and “Java hardware accelerator using microcode engine” (U.S. Patent Nos. 7,080,362 and 7,225,436) and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. In October 2010, the case was transferred to the United States District Court for the Northern District of California. In January 2012, Nazomi added Amazon.com, Inc. to a second lawsuit that alleges, among other things, that certain Kindle devices infringe a patent owned by Nazomi purporting to cover a “Constant Pool Reference Resolution Method” (U.S. Patent No. 6,338,160) and also seeks monetary damages, injunctive relief, costs, and attorneys’ fees. In June 2013, the court granted summary judgment of noninfringement on the ‘362 and ‘436 patents.  In August 2013, the court granted summary judgment of noninfringement on the ‘160 patent.  The plaintiff is appealing both rulings to the Court of Appeals for the Federal Circuit.  We continue to dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
In July 2010, Positive Technologies Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain of our products, including Kindle devices, infringe three patents owned by the plaintiff purporting to cover a “DC Integrating Display Driver Employing Pixel Status Memories” (U.S. Patent Nos. 5,444,457, 5,627,558, and 5,831,588) and seeks monetary damages, injunctive relief, costs, and attorneys’ fees. In April 2011, the case was transferred to the United States District Court for the

Northern District of California. In August 2013, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff.  The settlement was not material to either the current or future years.
In April 2011, Walker Digital LLC filed several complaints against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. In January 2013, the plaintiff filed another complaint in the same court alleging that we infringe U.S. Patent No. 6,381,582 by allowing customers to make local payments for products ordered online. All of the complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. In March 2013, the complaints asserting U.S. Patent Nos. 7,236,942 and 7,933,893 were voluntarily dismissed with prejudice. In April 2013, the case asserting U.S. Patent No. 8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359 for lack of standing. In July 2013, we filed motions seeking entry of a final judgment dismissing those claims with prejudice and for attorneys' fees, and plaintiff filed notices of appeal from the June 2013 order granting the motions to dismiss. We dispute the remaining allegations of wrongdoing and intend to vigorously defend ourselves in these matters.
In July 2011, GPNE Corp. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Hawaii. The complaint alleges, among other things, that certain aspects of our technology, including Kindle devices, infringe three patents owned by the plaintiff purporting to cover a “Network Communication System Wherein a Node Obtains Resources for Transmitting Data by Transmitting Two Reservation Requests” (U.S. Patent No. 7,555,267), a “Communication System Wherein a Clocking Signal from a Controller, a Request from a Node, Acknowledgement of the Request, and Data Transferred from the Node are all Provided on Different Frequencies, Enabling Simultaneous Transmission of these Signals” (U.S. Patent No. 7,570,954) and a “Network Communication System with an Alignment Signal to Allow a Controller to Provide Messages to Nodes and Transmission of the Messages over Four Independent Frequencies” (U.S. Patent No. 7,792,492) and seeks monetary damages, interest, costs, and attorneys’ fees. In June 2012, the case was transferred to the United States District Court for the Northern District of California. In September 2013, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff.  The settlement was not material to either the current or future years.
In July 2012, Technology Properties Limited, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed complaints against Amazon.com, Inc. for patent infringement in the United States International Trade Commission ("ITC") and in the United States District Court for the Northern District of California.  The complaints allege, among other things, that using certain Kindle devices in combination with certain peripheral devices infringes U.S. Patent No. 5,809,336, entitled “High Performance Microprocessor Having Variable Speed System Clock.”  The ITC complaint seeks an exclusion order preventing the importation of certain Kindle devices into the United States.  The district court complaint asserts infringement of two additional patents—U.S. Patent Nos. 5,440,749 and 5,530,890, both entitled “High Performance, Low Cost Microprocessor Architecture”—and seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, interest, and an injunction.  In a November 2012 letter to the Company plaintiff alleged specifically that, if we are found to infringe the patents-in-suit and the patents are found to be valid (both of which we dispute), Amazon and its affiliates should pay damages of approximately $42 million, subject to enhancement, plus $17 million in prejudgment interest. In September 2013, the ITC issued an Initial Determination of non-infringement. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
In May 2013, the Trustees of Boston University filed a complaint against Amazon.com, Inc. aka Amazon.com Auctions, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges, among other things, that certain light-emitting diodes in certain Kindle devices infringe U.S. Patent No. 5,686,738, entitled “Highly Insulating Monocrystalline Gallium Nitride Thin Films.” The complaint seeks an unspecified amount of damages, interest, and an injunction. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

In July 2013, Telebuyer, LLC filed a complaint against Amazon.com, Inc., Amazon Web Services LLC, and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain features used on our retail website—including high resolution video and still images, user-indicated areas of interest, targeted follow-up communications, vendor proposals, on-line chat, Gold Box and Lightning Deals, and vendor ratings—infringe seven U.S. Patents: Nos. 6,323,894, 7,835,508, 7,835,509, 7,839,984, 8,059,796, and 8,098,272, all entitled “Commercial Product Routing System With Video Vending Capability,” and 8,315,364, entitled “Commercial Product Routing System With Mobile Wireless And Video Vending Capability.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. In September 2013, the case was transferred to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
In August 2013, Cellular Communications Equipment, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos. 6,819,923 entitled "Method For Communication Of Neighbor Cell Information"; 7,215,962 entitled "Method For An Intersystem Connection Handover"; 7,941,174 "Method For Multicode Transmission By A Subscriber Station"; and 8,055,820 entitled "Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions." The complaint seeks an unspecified amount of damages and interest.  We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
In August 2013, Advanced Escreens, LLC filed a complaint against Amazon.com, Inc., in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the screens used in Kindle devices infringe U.S. Patent No. 6,525,866, entitled "Electrophoretic Displays, Display Fluids For Use Therein, And Methods Of Displaying Images." The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
In August 2013, Voltstar Technologies, Inc. f/k/a Horizon Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that a USB electrical charger sold for use with Kindle devices infringes U.S. Design Patent No. D5 87,192, entitled "Electrical Charger." The complaint seeks an unspecified amount of damages and costs. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law.  In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky.  In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky.  In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims. The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees.  We have been named in several other similar cases. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in these matters.
In September 2013, Personalized Media Communications, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware.  The complaint alleges, among other things, that the use of certain Kindle devices, Kindle apps, and/or Amazon.com, Inc.’s website to purchase and receive electronic media infringes nine U.S. Patents:  Nos. 5,887,243, 7,801,304, 7,805,749, 7,940,931, 7,769,170, 7,864,956, 7,827,587, 8,046,791, and 7,883,252, all entitled “Signal Processing Apparatus and Methods.” The complaint also alleges, among other things, that CloudFront, S3, and EC2 web services infringe three of those patents, Nos. 7,801,304, 7,864,956, and 7,827,587.  The complaint seeks an unspecified amount of damages, interest, and injunctive relief.  We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.
We cannot predict the impact (if any) that any of the matters described above or in our 2012 Annual Report on Form 10-K or Forms 10-Q for the Periods Ended March 31, 2013, and June 30, 2013, may have on our business, results of operations, financial position, or cash flows. Because of the inherent uncertainties of such matters, including the early stage and lack of specific damage claims in many of them, we cannot estimate the range of possible losses from them (except as otherwise indicated).
See also “Note 7 — Income Taxes.”

Note 4 — Equity-Method Investments
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Statement of Operations:
Revenue	$384	$387
Operating expense	494	653
Impairment charge	—	501
Operating loss	(110)	(767)
Net loss (1)	$(107)	$(516)
___________________

(1)
The difference between the operating loss and net loss for the nine months ended September 30, 2012 is primarily due to non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

As of September 30, 2013, the book value of our equity-method investment in LivingSocial was $15 million. Additionally, in Q1 2013 we made a $56 million investment in LivingSocial that we have recorded as a cost method investment, bringing our total investment in LivingSocial to approximately 31% of voting stock.
Note 5 — Long-Term Debt
In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of September 30, 2013, and December 31, 2012, the unamortized discount on the Notes was $24 million and $27 million. We also have other long-term debt with a carrying amount, including the current portion, of $747 million and $691 million at September 30, 2013 and December 31, 2012. The face value of our total long-term debt obligations is as follows (in millions):

	September 30, 2013	December 31, 2012
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	747	691
Total debt	3,747	3,691
Less current portion of long-term debt	(680)	(579)
Face value of long-term debt	$3,067	$3,112
The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion and $3.0 billion at September 30, 2013 and December 31, 2012, which is based on quoted prices for our publicly-traded debt as of that date.
The other debt, including the current portion, had a weighted average interest rate of 6.3% and 6.4% at September 30, 2013 and December 31, 2012. We used the net proceeds from the issuance of the debt to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value at September 30, 2013 and December 31, 2012.

Note 6 — Stockholders’ Equity
Stock Repurchase Activity
In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 475 million as of September 30, 2013, and 470 million as of December 31, 2012. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2013 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2012	15.4	$184
Units granted	6.1	269
Units vested	(3.1)	154
Units forfeited	(1.5)	204
Outstanding as of September 30, 2013	16.9	$218
Scheduled vesting for outstanding restricted stock units as of September 30, 2013, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Scheduled vesting—restricted stock units	1.5	5.4	5.6	2.9	1.2	0.3	16.9
As of September 30, 2013, there was $1.7 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.
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
The year to date tax benefit as of September 30, 2013 includes $54 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Cash paid for income taxes (net of refunds) was $23 million and $21 million in Q3 2013 and Q3 2012, and $143 million and $60 million for the nine months ended September 30, 2013 and 2012.

As of September 30, 2013, and December 31, 2012, tax contingencies were $336 million and $294 million. We expect the total amount of tax contingencies will grow in 2013. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, Japan, Luxembourg, and the United Kingdom. We are under or may be subject to audit or examination and additional assessments by these particular tax authorities for the calendar year 2003 and thereafter.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America
Net sales	$10,301	$7,884	$29,186	$22,638
Segment operating expenses (1)	10,006	7,593	28,024	21,655
Segment operating income	$295	$291	$1,162	$983
International
Net sales	$6,791	$5,922	$19,679	$17,187
Segment operating expenses (1)	6,819	5,981	19,724	17,181
Segment operating income (loss)	$(28)	$(59)	$(45)	$6
Consolidated
Net sales	$17,092	$13,806	$48,865	$39,825
Segment operating expenses (1)	16,825	13,574	47,748	38,836
Segment operating income	267	232	1,117	989
Stock-based compensation	(281)	(217)	(808)	(597)
Other operating income (expense), net	(11)	(43)	(74)	(121)
Income (loss) from operations	(25)	(28)	235	271
Total non-operating income (expense)	(18)	6	(181)	(64)
Benefit (provision) for income taxes	12	(83)	18	(234)
Equity-method investment activity, net of tax	(10)	(169)	(38)	(110)
Net income (loss)	$(41)	$(274)	$34	$(137)
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.
Net sales of similar products and services were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Media	$5,033	$4,600	$14,488	$13,427
Electronics and other general merchandise	11,048	8,558	31,677	24,695
Other (1)	1,011	648	2,700	1,703
	$17,092	$13,806	$48,865	$39,825
___________________

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”), advertising services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
These assumptions about future disposition of inventory are inherently uncertain. As a measure of sensitivity, for every 1% of additional inventory valuation allowance at September 30, 2013, we would have recorded an additional cost of sales of approximately $63 million.
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
Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2013, closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. A 1% change to our estimated forfeiture rate would have had an approximately $30 million impact on our Q3 2013 operating income. Our estimated forfeiture rate at September 30, 2013 and December 31, 2012 was 27%.
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
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The United States, many countries in the European Union, and a number of other countries are actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Operating activities	$1,388	$943	$(103)	$(901)	$4,977	$3,368
Investing activities	(1,063)	(369)	(3,432)	(513)	(6,514)	(1,982)
Financing activities	(230)	31	(596)	(907)	2,570	(1,240)
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $388 million for the trailing twelve months ended September 30, 2013, compared to $1.1 billion for the trailing twelve months ended September 30, 2012, a decrease of 63%. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for the trailing twelve months ended September 30, 2013, compared to the comparable prior year period, was primarily due to increased capital expenditures, including the $1.4 billion purchase of property in December 2012, partially offset by higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $7.7 billion and $11.4 billion at September 30, 2013, and December 31, 2012. Amounts held in foreign currencies were $3.7 billion and $5.1 billion at September 30, 2013, and December 31, 2012, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.
Cash provided by (used in) operating activities was $1.4 billion and $943 million for Q3 2013 and Q3 2012, and $(103) million and $(901) million for the nine months ended September 30, 2013 and 2012. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2013, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, and changes in working capital.
Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.1) billion and $(369) million for Q3 2013 and Q3 2012, and $(3.4) billion and $(513) million for the nine months ended September 30, 2013 and 2012, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $1.0 billion and $716 million during Q3 2013 and Q3 2012, and $2.6 billion and $1.8 billion for the nine months ended September 30, 2013 and 2012, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $137 million and $109 million for internal-use software and website development during Q3 2013 and Q3 2012, and $363 million and $276 million for the nine months ended September 30, 2013 and 2012. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $1 million and $37 million during Q3 2013 and Q3 2012, and $252 million and $711 million for the nine months ended September 30, 2013 and 2012.
_______________________

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

Cash provided by (used in) financing activities was $(230) million and $31 million for Q3 2013 and Q3 2012, and $(596) million and $(907) million for the nine months ended September 30, 2013 and 2012. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $255 million and $144 million in Q3 2013 and Q3 2012, and $728 million and $437 million for the nine months ended September 30, 2013 and 2012. Property and equipment acquired under capital leases were $526 million and $207 million during Q3 2013 and Q3 2012, and $1.3 billion and $564 million for the nine months ended September 30, 2013 and 2012, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS. In Q1 2012, we repurchased $960 million of our common stock under the $2.0 billion repurchase program authorized by our Board of Directors. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $25 million and $109 million in Q3 2013 and Q3 2012, and $132 million and $300 million for the nine months ended September 30, 2013 and 2012. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows (outflows) from tax benefits related to stock-based compensation deductions were $0 and $66 million for Q3 2013 and Q3 2012, and $0 and $190 million for the nine months ended September 30, 2013 and 2012.
We recorded a tax benefit of $12 million and tax provision of $83 million in Q3 2013 and Q3 2012, and a tax benefit of $18 million and tax provision of $234 million for the nine months ended September 30, 2013 and 2012. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Cash taxes paid (net of refunds) were $23 million and $21 million for Q3 2013 and Q3 2012, and $143 million and $60 million for the nine months ended September 30, 2013 and 2012. As of December 31, 2012, our federal net operating loss carry forward was approximately $89 million and we had approximately $136 million of federal tax credits, potentially available to offset future tax liabilities. As we utilize our federal tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.
See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged securities. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $7.1 billion at September 30, 2013. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 and 10 for Q3 2013 and Q3 2012. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.
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
_______________________

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
North America	$10,301	$7,884	$29,186	$22,638
International	6,791	5,922	19,679	17,187
Consolidated	$17,092	$13,806	$48,865	$39,825
Year-over-year Percentage Growth:
North America	31%	33%	29%	35%
International	15	20	15	24
Consolidated	24	27	23	30
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	31%	33%	29%	35%
International	20	27	20	29
Consolidated	26	30	25	32
Net Sales Mix:
North America	60%	57%	60%	57%
International	40	43	40	43
Consolidated	100%	100%	100%	100%
Sales increased 24% in Q3 2013 and 23% for the nine months ended September 30, 2013, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(332) million and $(348) million for Q3 2013 and Q3 2012, and by $(1.0) billion and $(676) million for the nine months ended September 30, 2013 and 2012. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.
North America sales grew 31% in Q3 2013 and 29% for the nine months ended September 30, 2013, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.
International sales grew 15% in Q3 2013 and 15% for the nine months ended September 30, 2013, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(327) million and $(347) million for Q3 2013 and Q3 2012, and $(1.0) billion and $(670) million for the nine months ended September 30, 2013 and 2012. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information
Supplemental information about shipping results is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shipping Activity:
Shipping revenue (1)(2)(3)	$721	$517	$1,999	$1,448
Outbound shipping costs	(1,532)	(1,153)	(4,291)	(3,336)
Net shipping cost	$(811)	$(636)	$(2,292)	$(1,888)
Year-over-year Percentage Growth:
Shipping revenue	39%	44%	38%	42%
Outbound shipping costs	33	26	29	32
Net shipping cost	28	14	21	26
Percent of Net Sales:
Shipping revenue	4.2%	3.7%	4.1%	3.7%
Outbound shipping costs	(8.9)	(8.3)	(8.8)	(8.4)
Net shipping cost	(4.7)%	(4.6)%	(4.7)%	(4.7)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.
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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
North America
Media	$2,609	$2,215	$7,295	$6,285
Electronics and other general merchandise	6,732	5,061	19,337	14,771
Other (1)	960	608	2,554	1,582
Total North America	$10,301	$7,884	$29,186	$22,638
International
Media	$2,424	$2,385	$7,193	$7,142
Electronics and other general merchandise	4,316	3,497	12,340	9,924
Other (1)	51	40	146	121
Total International	$6,791	$5,922	$19,679	$17,187
Consolidated
Media	$5,033	$4,600	$14,488	$13,427
Electronics and other general merchandise	11,048	8,558	31,677	24,695
Other (1)	1,011	648	2,700	1,703
Total consolidated	$17,092	$13,806	$48,865	$39,825
Year-over-year Percentage Growth:
North America
Media	18%	15%	16%	16%
Electronics and other general merchandise	33	39	31	42
Other	58	64	61	63
Total North America	31	33	29	35
International
Media	2%	7%	1%	12%
Electronics and other general merchandise	23	30	24	35
Other	28	7	21	15
Total International	15	20	15	24
Consolidated
Media	9%	11%	8%	14%
Electronics and other general merchandise	29	36	28	39
Other	56	59	59	58
Total consolidated	24	27	23	30
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	9%	12%	7%	15%
Electronics and other general merchandise	28	39	30	41
Other	32	13	26	20
Total International	20	27	20	29
Consolidated
Media	13%	14%	12%	16%
Electronics and other general merchandise	31	39	30	41
Other	56	60	59	59
Total consolidated	26	30	25	32
Consolidated Net Sales Mix:
Media	29%	33%	30%	34%
Electronics and other general merchandise	65	62	65	62
Other	6	5	5	4
Total consolidated	100%	100%	100%	100%
___________________

(1)	Includes sales from non-retail activities, such as AWS in the North America segment, advertising services, and our co-branded credit card agreements in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$12,366	$—	$12,366	$10,319	$—	$10,319	$35,375	$—	$35,375	$29,834	$—	$29,834
Fulfillment	2,034	(70)	1,964	1,510	(56)	1,454	5,667	(213)	5,454	4,161	(149)	4,012
Marketing	694	(23)	671	540	(16)	524	2,001	(63)	1,938	1,557	(43)	1,514
Technology and content	1,734	(154)	1,580	1,192	(112)	1,080	4,703	(428)	4,275	3,219	(310)	2,909
General and administrative	278	(34)	244	230	(33)	197	810	(104)	706	662	(95)	567
Other operating expense (income), net	11	—	11	43	—	43	74	—	74	121	—	121
Total operating expenses	$17,117	$(281)	$16,836	$13,834	$(217)	$13,617	$48,630	$(808)	$47,822	$39,554	$(597)	$38,957
Year-over-year Percentage Growth:
Fulfillment	35%		35%	35%		34%	36%		36%	43%		42%
Marketing	29		28	46		46	29		28	50		50
Technology and content	45		46	55		56	46		47	57		58
General and administrative	21		24	31		30	22		24	39		40
Percent of Net Sales:
Fulfillment	11.9%		11.5%	10.9%		10.5%	11.6%		11.2%	10.4%		10.1%
Marketing	4.1		3.9	3.9		3.8	4.1		4.0	3.9		3.8
Technology and content	10.1		9.2	8.6		7.8	9.6		8.8	8.1		7.3
General and administrative	1.6		1.4	1.7		1.4	1.7		1.4	1.7		1.4
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
The increase in cost of sales in absolute dollars in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.
Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit (in millions)	$4,726	$3,487	$13,490	$9,991
Gross margin	27.7%	25.3%	27.6%	25.1%
Gross margin increased in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, primarily due to services sales increasing as a percentage of total sales. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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
The increase in fulfillment costs in absolute dollars in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.
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
The increase in technology and content costs in absolute dollars in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our digital initiatives, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2012 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q3 2013 and Q3 2012, we capitalized $158 million (including $21 million of stock-based compensation) and $129 million (including $20 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2013 and 2012, we capitalized $429 million (including $65 million of stock-based compensation) and $328 million (including $52 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $117 million and $85 million for Q3 2013 and Q3 2012, and $326 million and $233 million for the nine months ended September 30, 2013 and 2012. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2013 and for the nine months ended September 30, 2013, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $281 million and $217 million during Q3 2013 and Q3 2012, and $808 million and $597 million for the nine months ended September 30, 2013 and 2012. The increase is primarily due to an increase in total stock-based compensation value granted to our employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $11 million and $43 million for Q3 2013 and Q3 2012, and $74 million and $121 million for the nine months ended September 30, 2013 and 2012, and was primarily related to the amortization of intangible assets, partially offset by the settlement of certain unclaimed property and indemnification claims in Q3 2013.
Income (Loss) from Operations
For the reasons discussed above, loss from operations decreased 9% to $(25) million in Q3 2013, from $(28) million in Q3 2012, and income from operations decreased 13% to $235 million for the nine months ended September 30, 2013, from $271 million for the nine months ended September 30, 2012.
Interest Income and Expense
Our interest income was $9 million and $10 million during Q3 2013 and Q3 2012, and $28 million and $32 million for the nine months ended September 30, 2013 and 2012. We generally invest our excess cash in investment grade short-to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $36 million and $22 million during Q3 2013 and Q3 2012, and $102 million and $65 million for the nine months ended September 30, 2013 and 2012.
Other Income (Expense), Net
Other income (expense), net was $9 million and $18 million during Q3 2013 and Q3 2012, and $(107) million and $(31) million for the nine months ended September 30, 2013 and 2012. The primary component of other income (expense), net is related to foreign-currency gains (losses) on intercompany balances.
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
The year to date tax benefit as of September 30, 2013 includes $54 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(10) million and $(169) million during Q3 2013 and Q3 2012, and $(38) million and $(110) million for the nine months ended September 30, 2013 and 2012. Details of the activity are provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity in earnings (loss) of LivingSocial:
Impairment charges recorded by LivingSocial	$—	$(145)	$—	$(145)
Gain on existing equity interests, LivingSocial acquisitions	—	—	—	75
Operating and other losses	(10)	(24)	(38)	(76)
Total equity in earnings (loss) of LivingSocial	(10)	(169)	(38)	(146)
Amazon dilution gains on LivingSocial investment	—	—	—	37
Other equity-method investment activity, net	—	—	—	(1)
Equity-method investment activity, net of tax	$(10)	$(169)	$(38)	$(110)
Effect of Exchange Rates
The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$17,424	$(332)	$17,092	$14,154	$(348)	$13,806	$49,891	$(1,026)	$48,865	$40,501	$(676)	$39,825
Operating expenses	17,442	(325)	17,117	14,180	(346)	13,834	49,620	(990)	48,630	40,215	(661)	39,554
Income (loss) from operations	(18)	(7)	(25)	(25)	(3)	(28)	272	(37)	235	286	(15)	271
___________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
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
Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flows from operations since purchases of property and equipment, including internal-use software and website development, are a necessary component of ongoing operations.
Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate the portion of payments representing principal reductions of debt, property and equipment acquired under capital leases and other leases accounted for as financing arrangements, or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities” for the trailing twelve months ended September 30, 2013 and 2012 (in millions):

	Twelve Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$4,977	$3,368
Purchases of property and equipment, including internal-use software and website development	(4,589)	(2,310)
Free cash flow	$388	$1,058
Net cash used in investing activities	$(6,514)	$(1,982)
Net cash provided by (used in) financing activities	$2,570	$(1,240)
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
Operating expenses without stock-based compensation has limitations since it does not include all expenses primarily related to our workforce. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in the “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” line items would be higher.
Information regarding the effect of exchange rates, versus the U.S. Dollar, on our consolidated statements of operations is provided to show reported period operating results had the exchange rates remained the same as those in effect in the comparable prior year period.
Guidance
We provided guidance on October 24, 2013, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 24, 2013, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2013 Guidance

•	Net sales are expected to be between $23.5 billion and $26.5 billion, or to grow between 10% and 25% compared with fourth quarter 2012.

•	Operating income (loss) is expected to be between $(500) million and $500 million, compared to $405 million in fourth quarter 2012.

•
This guidance includes approximately $350 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q3 2013, net sales from our International segment accounted for 40% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2013 decreased by $327 million in comparison with Q3 2012.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2013, of $3.7 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $185 million, $370 million, and $740 million. All investments are classified as “available for sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances at September 30, 2013, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $50 million, $100 million, and $230 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.
Investment Risk
As of September 30, 2013, our recorded basis in equity investments was $159 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, as of December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable as of December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.
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
We Could be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The United States, many countries in the European Union, and a number of other countries are actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
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
Dated: October 24, 2013

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.