Form 10-K
period 2013-12-31
AMAZON COM INC
filed 2014-01-31
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
 ____________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013	$102,548,300,912
Number of shares of common stock outstanding as of January 17, 2014	459,264,535
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

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
General
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. In each of our two geographic segments, we serve our primary customer sets, consisting of consumers, sellers, enterprises, and content creators. In addition, we provide services, such as advertising services and co-branded credit card agreements.
We manage our business primarily on a geographic basis. Accordingly, we have organized our operations into two segments: North America and International. While each reportable operating segment provides similar products and services, a majority of our technology costs are incurred in the U.S. and allocated to our North America segment. Additional information on our operating segments and product information is contained in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales.
Consumers
We serve consumers through our retail websites and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our websites directly and through our mobile websites and apps. We also manufacture and sell electronic devices. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, an annual membership program that includes unlimited free shipping on millions of items, access to unlimited instant streaming of thousands of movies and TV episodes, and access to hundreds of thousands of books to borrow and read for free on a Kindle device.
We fulfill customer orders in a number of ways, including through the North America and International fulfillment centers and warehouses that we operate, through co-sourced and outsourced arrangements in certain countries, and through digital delivery. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We are not the seller of record in these transactions, but instead earn fixed fees, revenue share fees, per-unit activity fees, or some combination thereof.
Enterprises
We serve developers and enterprises of all sizes through Amazon Web Services (“AWS”), which provides technology infrastructure services that enable virtually any type of business.

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
Competition
Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers, and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, customer service, and payment processing; (5) companies that provide information storage or computing services or products, including infrastructure and other web services; and (6) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 34%, 35%, and 36% of our annual revenue during the fourth quarter of 2013, 2012, and 2011.
Employees
We employed approximately 117,300 full-time and part-time employees as of December 31, 2013. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils and statutory employee representation obligations in certain countries. Except where required by law, unions are not the collective bargaining representatives of our employees in any facility with more than five employees. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
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

Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 17, 2014:
Executive Officers

Name	Age	Position
Jeffrey P. Bezos	50	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	44	Senior Vice President, Business Development
Andrew R. Jassy	46	Senior Vice President, Web Services
Diego Piacentini	53	Senior Vice President, International Consumer Business
Shelley L. Reynolds	49	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	53	Senior Vice President and Chief Financial Officer
H. Brian Valentine	54	Senior Vice President, Ecommerce Platform
Jeffrey A. Wilke	47	Senior Vice President, Consumer Business
David A. Zapolsky	50	Vice President, General Counsel, and Secretary
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	50	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	73	Managing Director, Madrona Venture Group
John Seely Brown	73	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	63	Partner, Kleiner Perkins Caufield & Byers
Jamie S. Gorelick	63	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Alain Monié	63	Chief Executive Officer, Ingram Micro Inc.
Jonathan J. Rubinstein	57	Former Chairman and CEO, Palm, Inc.
Thomas O. Ryder	69	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	57	President and Chief Executive Officer, Martha's Table

Item 1A.	Risk Factors
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
Our sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	our ability to retain and expand our network of sellers;

•	our ability to offer products on favorable terms, manage inventory, and fulfill orders;

•	the introduction of competitive websites, products, services, price decreases, or improvements;

•	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

•	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;

•	the success of our geographic, service, and product line expansions;

•	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;

•	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce prices worldwide, and provide additional benefits to our customers;

•	the extent to which we invest in technology and content, fulfillment, and other expense categories;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which our equity-method investees record significant operating and non-operating items;

•	the extent to which operators of the networks between our customers and our websites successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts owed to us when they become due;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	terrorist attacks and armed hostilities.
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

•	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

•	geopolitical events, including war and terrorism.
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
The People’s Republic of China (“PRC”) regulates Amazon’s and its affiliates’ businesses and operations in the PRC through regulations and license requirements restricting (i) foreign investment in the Internet, IT infrastructure, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. Although we believe these structures comply with existing PRC laws, they involve unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely. In addition, the Chinese businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such businesses.
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
We generally have payment terms with our retail vendors that extend beyond the amount of time necessary to collect proceeds from our consumer customers. As a result of holiday sales, as of December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable as of December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.
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

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

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
We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile
We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:

•	changes in interest rates;

•	conditions or trends in the Internet and the industry segments we operate in;

•	quarterly variations in operating results;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.
We Do Not Collect Sales or Consumption Taxes in Some Jurisdictions
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. We support a Federal law that would allow states to require sales tax collection under a nationwide system. More than half of our revenue is already earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
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
We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated.
In addition, we provide regulated services in certain jurisdictions because we enable customers to keep account balances with us and transfer money to third parties, and because we provide services to third parties to facilitate payments on their behalf. In these jurisdictions, we may be subject to requirements for licensing, regulatory inspection, bonding and capital maintenance, the use, handling, and segregation of transferred funds, consumer disclosures, and authentication. We are also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
As of December 31, 2013, we operated the following facilities (in thousands):

Description of Use	Square Footage (1)	Location	Lease Expirations (1)
Owned office space	1,802	North America
Leased office space	4,485	North America	From 2014 through 2028
Leased office space	3,002	International	From 2014 through 2027
Sub-total	9,289
Owned fulfillment, data centers, and other	329	North America
Leased fulfillment, data centers, and other	48,013	North America	From 2014 through 2028
Owned fulfillment, data centers, and other	122	International
Leased fulfillment, data centers, and other	36,131	International	From 2014 through 2033
Sub-total	84,595
Total	93,884
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.
We own and lease our corporate headquarters in Seattle, Washington. Additionally, we own and lease corporate office, fulfillment and warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

Item 3.	Legal Proceedings
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Commitments and Contingencies—Legal Proceedings.”

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMZN.” The following table sets forth the high and low per share sale prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2012
First Quarter	$209.85	$172.00
Second Quarter	233.84	183.65
Third Quarter	264.11	212.61
Fourth Quarter	263.11	218.18
Year ended December 31, 2013
First Quarter	$284.72	$252.07
Second Quarter	283.34	245.75
Third Quarter	320.57	277.16
Fourth Quarter	405.63	296.50
Holders
As of January 17, 2014, there were 2,922 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statements of Operations:
Net sales	$74,452	$61,093	$48,077	$34,204	$24,509
Income from operations	$745	$676	$862	$1,406	$1,129
Net income (loss)	$274	$(39)	$631	$1,152	$902
Basic earnings per share (1)	$0.60	$(0.09)	$1.39	$2.58	$2.08
Diluted earnings per share (1)	$0.59	$(0.09)	$1.37	$2.53	$2.04
Weighted average shares used in computation of earnings per share:
Basic	457	453	453	447	433
Diluted	465	453	461	456	442
Statements of Cash Flows:
Net cash provided by (used in) operating activities	$5,475	$4,180	$3,903	$3,495	$3,293
Purchases of property and equipment, including internal-use software and website development	(3,444)	(3,785)	(1,811)	(979)	(373)
Free cash flow (2)	$2,031	$395	$2,092	$2,516	$2,920

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheets:
Total assets	$40,159	$32,555	$25,278	$18,797	$13,813
Total long-term obligations	$7,433	$5,361	$2,625	$1,561	$1,192
 ___________________

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

(2)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less cash expenditures for purchases of property and equipment, including capitalized internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment and data center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by other sellers as services sales. We also offer other services such as AWS, fulfillment, publishing, digital content subscriptions, advertising, and co-branded credit cards.
Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital2 and capital expenditures. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe they align the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 476 million and 470 million as of December 31, 2013 and 2012.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure; to build, enhance, and add features to our websites and web services, our electronic devices, and digital offerings; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally increase depending on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts available to us from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.
_______________________

(1)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less cash expenditures for purchases of property and equipment, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9, 9, and 10 for 2013, 2012, and 2011. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers. Accounts payable days5 were 74, 76, and 74 for 2013, 2012, and 2011. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. We seek to efficiently invest in several areas of technology and content such as web services, expansion of new and existing product categories and offerings, and initiatives to expand our ecosystem of digital products and services, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and electronic devices. We are also investing in AWS, which provides technology services that give developers and enterprises of all sizes access to technology infrastructure that enables virtually any type of business.
Our financial reporting currency is the U.S. Dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales and operating expenses will be lower than if currencies had remained constant. We believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders over the long term. We also believe it is useful to evaluate our operating results and growth rates before and after the effect of currency changes.
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
_______________________

(3)	The operating cycle is the number of days of sales in inventory plus the number of days of sales in accounts receivable minus accounts payable days.

(4)	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

(5)	Accounts payable days, calculated as the quotient of accounts payable to current quarter cost of sales, multiplied by the number of days in the current quarter.

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2013, we would have recorded an additional cost of sales of approximately $79 million.
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

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2013 would have had no impact on the carrying value of our goodwill.
Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2013 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $32 million impact on our 2013 operating income. Our estimated forfeiture rate as of December 31, 2013 and 2012 was 27%.
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

Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in the valuation of our deferred tax assets and liabilities, or changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$5,475	$4,180	$3,903
Investing activities	(4,276)	(3,595)	(1,930)
Financing activities	(539)	2,259	(482)
Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $2.0 billion for 2013, compared to $395 million and $2.1 billion for 2012 and 2011. See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for 2013, compared to the comparable prior year period, was primarily due to higher operating cash flows and decreased capital expenditures. The decrease in free cash flow for 2012, compared to the comparable prior year period, was due to increased capital expenditures, including a $1.4 billion purchase of property in December 2012, partially offset by higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $12.4 billion, $11.4 billion, and $9.6 billion as of December 31, 2013, 2012, and 2011. Amounts held in foreign currencies were $5.6 billion, $5.1 billion, and $4.1 billion as of December 31, 2013, 2012, and 2011, and were primarily Euros, British Pounds, Japanese Yen, and Chinese Yuan.
Cash provided by operating activities was $5.5 billion, $4.2 billion, and $3.9 billion in 2013, 2012, and 2011. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2013, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, partially offset by changes in working capital. The increase in operating cash flow in 2012, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, additions to unearned revenue, and changes in working capital, partially offset by increased tax benefits on excess stock-based compensation deductions.
Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(4.3) billion, $(3.6) billion, and $(1.9) billion in 2013, 2012, and 2011, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $3.4 billion, $3.8 billion, and $1.8 billion during 2013, 2012, and 2011. In December 2012, we acquired 11 buildings comprising 1.8 million square feet of our previously leased corporate office space and three city blocks in Seattle, Washington for $1.4 billion. Excluding this acquisition, increases in capital expenditures primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, during all three periods. We expect this trend to continue over time. Capital expenditures included $493 million, $381 million, and $256 million for internal-use software and website development during 2013, 2012, and 2011. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2013, 2012, and 2011, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $312 million, $745 million, and $705 million.
Cash provided by (used in) financing activities was $(539) million, $2.3 billion, and $(482) million in 2013, 2012, and 2011. Cash outflows from financing activities result from common stock repurchases, payments on obligations related to capital leases and leases accounted for as financing arrangements, and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $1.0 billion, $588 million, and $444 million in 2013, 2012, and 2011. Property and equipment acquired under capital leases were $1.9 billion, $802 million, and $753 million in 2013, 2012, and 2011, with the increases primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS. We repurchased 5.3 million shares of common stock for $960 million in 2012 and 1.5 million shares of common stock for $277 million in 2011 under the $2.0 billion repurchase program authorized by our Board of Directors in January 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $394 million, $3.4 billion, and $177 million in 2013, 2012, and 2011. During 2012, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $3.0 billion of senior nonconvertible unsecured debt in three tranches: $750 million of 0.65% notes due in 2015; $1.0 billion of 1.20% notes due in 2017; and $1.3 billion of 2.50% notes due in 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for additional discussion of the notes. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $78 million, $429 million, and $62 million in 2013, 2012, and 2011.
In 2013, 2012, and 2011 we recorded net tax provisions of $161 million, $428 million, and $291 million. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. As of December 31, 2013, cash held by foreign subsidiaries was $4.6 billion, which include undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $2.5 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. Accelerated depreciation deductions on qualifying property were a result of U.S. legislation that expired in December 2013. As such, cash taxes paid (net of refunds) were $169 million, $112 million, and $33 million for 2013, 2012, and 2011. As of December 31, 2013, our federal net operating loss carryforward was approximately $275 million and we had approximately $295 million of federal tax credits potentially available to offset future tax liabilities. The U.S. federal research and development credit expired in December 2013. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. As of December 31, 2013 and 2012, restricted cash, cash equivalents, and marketable securities were $301 million and $99 million. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some states may restrict our use of those funds. This restriction would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.4 billion as of December 31, 2013. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover was 9, 9, and 10 for 2013, 2012, and 2011. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.
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

Results of Operations
We have organized our operations into two segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.
Net Sales
Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and services sales. Net sales information is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
North America	$44,517	$34,813	$26,705
International	29,935	26,280	21,372
Consolidated	$74,452	$61,093	$48,077
Year-over-year Percentage Growth:
North America	28%	30%	43%
International	14	23	38
Consolidated	22	27	41
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	28%	30%	43%
International	19	27	31
Consolidated	24	29	37
Net Sales Mix:
North America	60%	57%	56%
International	40	43	44
Consolidated	100%	100%	100%
Sales grew 22%, 27%, and 41% in 2013, 2012, and 2011, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $(1.3) billion, $(854) million, and $1.1 billion for 2013, 2012, and 2011. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.
North America sales grew 28%, 30%, and 43% in 2013, 2012, and 2011, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.
International sales grew 14%, 23%, and 38% in 2013, 2012, and 2011, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $(1.3) billion, $(853) million, and $1.1 billion in 2013, 2012, and 2011. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information” for net sales attributed to foreign countries.

Supplemental Information
Supplemental information about outbound shipping results is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$3,097	$2,280	$1,552
Shipping costs	(6,635)	(5,134)	(3,989)
Net shipping cost	$(3,538)	$(2,854)	$(2,437)
Year-over-year Percentage Growth:
Shipping revenue	36%	47%	30%
Shipping costs	29	29	55
Net shipping cost	24	17	76
Percent of Net Sales:
Shipping revenue	4.1%	3.7%	3.2%
Shipping costs	(8.9)	(8.4)	(8.3)
Net shipping cost	(4.8)%	(4.7)%	(5.1)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Shipping revenue for the years ended December 31, 2013 and 2012 include amounts earned from Fulfillment by Amazon programs related to shipping services.
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

Net sales by similar products and services were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
North America
Media	$10,809	$9,189	$7,959
Electronics and other general merchandise	29,985	23,273	17,315
Other (1)	3,723	2,351	1,431
Total North America	$44,517	$34,813	$26,705
International
Media	$10,907	$10,753	$9,820
Electronics and other general merchandise	18,817	15,355	11,397
Other (1)	211	172	155
Total International	$29,935	$26,280	$21,372
Consolidated
Media	$21,716	$19,942	$17,779
Electronics and other general merchandise	48,802	38,628	28,712
Other (1)	3,934	2,523	1,586
Total consolidated	$74,452	$61,093	$48,077
Year-over-year Percentage Growth:
North America
Media	18%	15%	16%
Electronics and other general merchandise	29	34	57
Other	58	64	73
Total North America	28	30	43
International
Media	1%	9%	23%
Electronics and other general merchandise	23	35	55
Other	22	11	24
Total International	14	23	38
Consolidated
Media	9%	12%	19%
Electronics and other general merchandise	26	35	56
Other	56	59	66
Total consolidated	22	27	41
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	7%	12%	16%
Electronics and other general merchandise	27	40	47
Other	26	15	18
Total International	19	27	31
Consolidated
Media	12%	14%	16%
Electronics and other general merchandise	28	36	53
Other	56	59	66
Total consolidated	24	29	37
Consolidated Net Sales Mix:
Media	29%	33%	37%
Electronics and other general merchandise	66	63	60
Other	5	4	3
Total consolidated	100%	100%	100%
___________________

(1)
Includes sales from non-retail activities, such as AWS sales, which are included in the North America segment, and advertising services and our co-branded credit card agreements, which are included in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$54,181	$—	$54,181	$45,971	$—	$45,971	$37,288	$—	$37,288
Fulfillment	8,585	(294)	8,291	6,419	(212)	6,207	4,576	(133)	4,443
Marketing	3,133	(88)	3,045	2,408	(61)	2,347	1,630	(39)	1,591
Technology and content	6,565	(603)	5,962	4,564	(434)	4,130	2,909	(292)	2,617
General and administrative	1,129	(149)	980	896	(126)	770	658	(93)	565
Other operating expense (income), net	114	—	114	159	—	159	154	—	154
Total operating expenses	$73,707	$(1,134)	$72,573	$60,417	$(833)	$59,584	$47,215	$(557)	$46,658
Year-over-year Percentage Growth:
Fulfillment	34%		34%	40%		40%	58%		58%
Marketing	30		30	48		47	58		59
Technology and content	44		44	57		58	68		73
General and administrative	26		27	36		36	40		46
Percent of Net Sales:
Fulfillment	11.5%		11.1%	10.5%		10.2%	9.5%		9.2%
Marketing	4.2		4.1	3.9		3.8	3.4		3.3
Technology and content	8.8		8.0	7.5		6.8	6.1		5.4
General and administrative	1.5		1.3	1.5		1.3	1.4		1.2
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
The increase in cost of sales in absolute dollars in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.
Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Year Ended December 31,
	2013	2012	2011
Gross profit (in millions)	$20,271	$15,122	$10,789
Gross margin	27.2%	24.8%	22.4%
Gross margin increased in 2013, compared to the comparable prior year periods, primarily due to services sales increasing as a percentage of total sales. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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
The increase in fulfillment costs in absolute dollars in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
We seek to efficiently invest in several areas of technology and content such as technology infrastructure, including AWS, expansion of new and existing product categories and offerings, and initiatives to expand our ecosystem of digital products and services, as well as in technology infrastructure so we may continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure.
The increase in technology and content costs in absolute dollars in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our initiatives to expand our ecosystem of digital products and services, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure.
For 2013, 2012, and 2011, we capitalized $581 million (including $87 million of stock-based compensation), $454 million (including $74 million of stock-based compensation), and $307 million (including $51 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $451 million, $327 million, and $236 million for 2013, 2012, and 2011. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $1.1 billion, $833 million, and $557 million during 2013, 2012, and 2011. The increase in 2013, 2012, and 2011, compared to the comparable prior year periods, is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.

Other Operating Expense (Income), Net
Other operating expense (income), net was $114 million, $159 million, and $154 million during 2013, 2012, and 2011, and was primarily related to the amortization of intangible assets, partially offset by the settlement of certain unclaimed property and indemnification claims in Q3 2013.
Income from Operations
For the reasons discussed above, income from operations increased 10% in 2013, decreased 22% in 2012, and decreased 39% in 2011.
Interest Income and Expense
Our interest income was $38 million, $40 million, and $61 million during 2013, 2012, and 2011. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $141 million, $92 million, and $65 million in 2013, 2012, and 2011.
Our long-term debt was $3.2 billion and $3.1 billion as of December 31, 2013 and 2012. Our other long-term liabilities were $4.2 billion and $2.3 billion as of December 31, 2013 and 2012. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Note 7—Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(136) million, $(80) million, and $76 million during 2013, 2012, and 2011. The primary component of other income (expense), net is related to foreign-currency gains (losses) on intercompany balances.
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
We recorded a provision for income taxes of $161 million, $428 million, and $291 million in 2013, 2012, and 2011. Our effective tax rate in 2013 was lower than the 35% U.S. federal statutory rate and our effective tax rate in 2012 primarily due to the favorable impact of earnings in lower tax rate jurisdictions, a decline in the proportion of our losses for which we may not realize a related tax benefit, and the retroactive extension of the U.S. federal research and development credit, which expired in December 2013. The favorable impact of earnings in lower tax rate jurisdictions primarily relates to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. In 2013, we recognized tax benefits for a greater proportion of these losses as compared to 2012. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
In 2012, our effective tax rate was higher than the 35% U.S. federal statutory rate and our effective tax rate in 2011 primarily due to the adverse impact of foreign jurisdiction losses of subsidiaries primarily located outside of Europe for which we may not realize a tax benefit. The adverse impact of these losses was partially offset by the favorable impact of earnings in lower tax rate jurisdictions primarily related to our European operations. Additionally, our effective tax rate in 2012 was more volatile as compared to 2011 due to the lower level of pre-tax income generated during the year, relative to our tax expense. Our effective tax rate in 2012 was also adversely impacted by acquisitions (including integrations), audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011.
We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. As of December 31, 2013, our federal net operating loss carryforward was approximately $275 million and we had approximately $295 million of federal tax credits potentially available to offset future tax liabilities.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(71) million, $(155) million, and $(12) million in 2013, 2012, and 2011. Details of the activity are provided below (in millions):

	Year Ended December 31,
	2013	2012	2011
Equity in earnings (loss) of LivingSocial:
Impairment charges recorded by LivingSocial	$(12)	$(170)	$—
Gain on existing equity interests, LivingSocial acquisitions	—	75	—
Operating and other losses	(58)	(96)	(178)
Total equity in earnings (loss) of LivingSocial	(70)	(191)	(178)
Other equity-method investment activity:
Amazon dilution gains on LivingSocial investment	—	37	114
Recovery on sale of equity position	—	—	49
Other, net	(1)	(1)	3
Total other equity-method investment activity	(1)	36	166
Equity-method investment activity, net of tax	$(71)	$(155)	$(12)
Effect of Exchange Rates
The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$75,736	$(1,284)	$74,452	$61,947	$(854)	$61,093	$46,985	$1,092	$48,077
Operating expenses	74,962	(1,255)	73,707	61,257	(840)	60,417	46,176	1,039	47,215
Income from operations	774	(29)	745	690	(14)	676	809	53	862
___________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
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
Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. We use free cash flow, and ratios based on it, to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it typically will present a more conservative measure of cash flow from operations since purchases of property and equipment, including internal-use software and website development, are a necessary component of ongoing operations.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for 2013, 2012, and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$5,475	$4,180	$3,903
Purchases of property and equipment, including internal-use software and website development	(3,444)	(3,785)	(1,811)
Free cash flow	$2,031	$395	$2,092
Net cash provided by (used in) investing activities	$(4,276)	$(3,595)	$(1,930)
Net cash provided by (used in) financing activities	$(539)	$2,259	$(482)
Operating expenses with and without stock-based compensation is provided to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results and therefore excluding it from operating expenses is consistent with our segment presentation in our footnotes to the consolidated financial statements.
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
Guidance
We provided guidance on January 30, 2014, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 30, 2014, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2014 Guidance

•	Net sales are expected to be between $18.2 billion and $19.9 billion, or to grow between 13% and 24% compared with first quarter 2013.

•	Operating income (loss) is expected to be between $(200) million and $200 million, compared to $181 million in first quarter 2013.

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
The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates as of December 31, 2013 (in millions, except percentages):

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value as of December 31, 2013
Money market funds	$5,914	$—	$—	$—	$—	$—	$5,914	$5,914
Weighted average interest rate	0.12%	—%	—%	—%	—%	—%	0.12%
Corporate debt securities	158	267	247	27	19	—	718	741
Weighted average interest rate	0.56%	0.70%	1.02%	1.65%	1.62%	—%	0.84%
U.S. government and agency securities	1,141	544	348	151	25	—	2,209	2,222
Weighted average interest rate	0.20%	0.47%	0.98%	1.30%	2.40%	—%	0.49%
Asset backed securities	25	20	19	—	—	—	64	65
Weighted average interest rate	0.57%	0.72%	1.01%	—%	—%	—%	0.75%
Foreign government and agency securities	62	289	351	24	3	—	729	758
Weighted average interest rate	0.19%	0.22%	0.35%	0.64%	1.49%	—%	0.30%
Other securities	7	14	13	2	—	—	36	36
Weighted average interest rate	0.68%	0.79%	1.10%	1.57%	—%	—%	0.91%
	$7,307	$1,134	$978	$204	$47	$—	$9,670
Cash equivalent and marketable fixed income securities								$9,736

As of December 31, 2013, we had $3.9 billion of debt, including the current portion, primarily consisting of fixed rate unsecured debt in three tranches: $750 million of 0.65% notes due in 2015; $1.0 billion of 1.20% notes due in 2017; and $1.3 billion of 2.50% notes due in 2022. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our debt was $3.9 billion as of December 31, 2013.

Foreign Exchange Risk
During 2013, net sales from our International segment accounted for 40% of our consolidated revenues. Net sales and related expenses generated from our international websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include Euros, British Pounds, Japanese Yen, and Chinese Yuan. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2013, International segment revenues decreased $1.3 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2013, of $5.6 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $280 million, $560 million, and $1.1 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2013, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $55 million, $120 million, and $270 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.
Investment Risk
As of December 31, 2013, our recorded basis in equity investments was $127 million. These investments primarily relate to equity and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 30, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 30, 2014

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,084	$5,269	$3,777
OPERATING ACTIVITIES:
Net income (loss)	274	(39)	631
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	3,253	2,159	1,083
Stock-based compensation	1,134	833	557
Other operating expense (income), net	114	154	154
Losses (gains) on sales of marketable securities, net	1	(9)	(4)
Other expense (income), net	166	253	(56)
Deferred income taxes	(156)	(265)	136
Excess tax benefits from stock-based compensation	(78)	(429)	(62)
Changes in operating assets and liabilities:
Inventories	(1,410)	(999)	(1,777)
Accounts receivable, net and other	(846)	(861)	(866)
Accounts payable	1,888	2,070	2,997
Accrued expenses and other	736	1,038	1,067
Additions to unearned revenue	2,691	1,796	1,064
Amortization of previously unearned revenue	(2,292)	(1,521)	(1,021)
Net cash provided by (used in) operating activities	5,475	4,180	3,903
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(3,444)	(3,785)	(1,811)
Acquisitions, net of cash acquired, and other	(312)	(745)	(705)
Sales and maturities of marketable securities and other investments	2,306	4,237	6,843
Purchases of marketable securities and other investments	(2,826)	(3,302)	(6,257)
Net cash provided by (used in) investing activities	(4,276)	(3,595)	(1,930)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	78	429	62
Common stock repurchased	—	(960)	(277)
Proceeds from long-term debt and other	394	3,378	177
Repayments of long-term debt, capital lease, and finance lease obligations	(1,011)	(588)	(444)
Net cash provided by (used in) financing activities	(539)	2,259	(482)
Foreign-currency effect on cash and cash equivalents	(86)	(29)	1
Net increase (decrease) in cash and cash equivalents	574	2,815	1,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,658	$8,084	$5,269
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$97	$31	$14
Cash paid for income taxes (net of refunds)	169	112	33
Property and equipment acquired under capital leases	1,867	802	753
Property and equipment acquired under build-to-suit leases	877	29	259

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net product sales	$60,903	$51,733	$42,000
Net services sales	13,549	9,360	6,077
Total net sales	74,452	61,093	48,077
Operating expenses (1):
Cost of sales	54,181	45,971	37,288
Fulfillment	8,585	6,419	4,576
Marketing	3,133	2,408	1,630
Technology and content	6,565	4,564	2,909
General and administrative	1,129	896	658
Other operating expense (income), net	114	159	154
Total operating expenses	73,707	60,417	47,215
Income from operations	745	676	862
Interest income	38	40	61
Interest expense	(141)	(92)	(65)
Other income (expense), net	(136)	(80)	76
Total non-operating income (expense)	(239)	(132)	72
Income before income taxes	506	544	934
Provision for income taxes	(161)	(428)	(291)
Equity-method investment activity, net of tax	(71)	(155)	(12)
Net income (loss)	$274	$(39)	$631
Basic earnings per share	$0.60	$(0.09)	$1.39
Diluted earnings per share	$0.59	$(0.09)	$1.37
Weighted average shares used in computation of earnings per share:
Basic	457	453	453
Diluted	465	453	461
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$294	$212	$133
Marketing	88	61	39
Technology and content	603	434	292
General and administrative	149	126	93
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$274	$(39)	$631
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(20), $(30), and $20	63	76	(123)
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $3, $(3), and $1	(10)	8	(1)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $3, and $1	1	(7)	(2)
Net unrealized gains (losses) on available-for-sale securities	(9)	1	(3)
Total other comprehensive income (loss)	54	77	(126)
Comprehensive income	$328	$38	$505
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,658	$8,084
Marketable securities	3,789	3,364
Inventories	7,411	6,031
Accounts receivable, net and other	4,767	3,817
Total current assets	24,625	21,296
Property and equipment, net	10,949	7,060
Goodwill	2,655	2,552
Other assets	1,930	1,647
Total assets	$40,159	$32,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,133	$13,318
Accrued expenses and other	6,688	4,892
Unearned revenue	1,159	792
Total current liabilities	22,980	19,002
Long-term debt	3,191	3,084
Other long-term liabilities	4,242	2,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 483 and 478
Outstanding shares — 459 and 454	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	9,573	8,347
Accumulated other comprehensive loss	(185)	(239)
Retained earnings	2,190	1,916
Total stockholders’ equity	9,746	8,192
Total liabilities and stockholders’ equity	$40,159	$32,555
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2011	451	$5	$(600)	$6,325	$(190)	$1,324	$6,864
Net income	—	—	—	—	—	631	631
Other comprehensive income (loss)	—	—	—	—	(126)	—	(126)
Exercise of common stock options	5	—	—	7	—	—	7
Repurchase of common stock	(1)	—	(277)	—	—	—	(277)
Excess tax benefits from stock-based compensation	—	—	—	62	—	—	62
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	569	—	—	569
Issuance of common stock for acquisition activity	—	—	—	27	—	—	27
Balance as of December 31, 2011	455	5	(877)	6,990	(316)	1,955	7,757
Net income (loss)	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	77	—	77
Exercise of common stock options	4	—	—	8	—	—	8
Repurchase of common stock	(5)	—	(960)	—	—	—	(960)
Excess tax benefits from stock-based compensation	—	—	—	429	—	—	429
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	854	—	—	854
Issuance of common stock for acquisition activity	—	—	—	66	—	—	66
Balance as of December 31, 2012	454	5	(1,837)	8,347	(239)	1,916	8,192
Net income	—	—	—	—	—	274	274
Other comprehensive income	—	—	—	—	54	—	54
Exercise of common stock options	5	—	—	4	—	—	4
Repurchase of common stock	—	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	73	—	—	73
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,149	—	—	1,149
Balance as of December 31, 2013	459	$5	$(1,837)	$9,573	$(185)	$2,190	$9,746
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. In each of our two geographic segments, we serve our primary customer sets, consisting of consumers, sellers, enterprises, and content creators. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell electronic devices. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us, and programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through AWS, which provides access to technology infrastructure that enables virtually any type of business. In addition, we provide services, such as advertising services and co-branded credit card agreements.
We have organized our operations into two segments: North America and International. See “Note 12—Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Unearned revenue is now presented separately on our consolidated balance sheets.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary. Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation forfeiture rates, income taxes, valuation and impairment of investments, inventory valuation and inventory purchase commitments, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of property and equipment, internal-use software, acquisition purchase price allocations, investments in equity interests, and contingencies. Actual results could differ materially from those estimates.
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
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2013	2012	2011
Shares used in computation of basic earnings per share	457	453	453
Total dilutive effect of outstanding stock awards	8	—	8
Shares used in computation of diluted earnings per share	465	453	461
Revenue
We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. We allocate the arrangement price to each of the elements based on the estimated selling prices of each element. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the price if largely based on costs. Sales of our Kindle device are considered arrangements with multiple deliverables, consisting of the device, 3G wireless access and delivery for some models, and software upgrades. The revenue related to the device, which is the substantial portion of the total sale price, and related costs are recognized upon delivery as cost of sales. Revenue related to 3G wireless access and delivery and software upgrades is amortized over the average life of the device. Sales of Amazon Prime memberships are considered arrangements with multiple deliverables, including shipping benefits, Prime Instant Video, and access to the Kindle Owners' Lending Library. The revenue related to the deliverables is amortized over the life of the membership according to the estimated delivery of services. Amazon Prime membership fees are allocated between product sales and services sales. Costs to deliver Amazon Prime benefits are recognized as cost of sales as incurred.
We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.
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
Return allowances, which reduce revenue, are estimated using historical experience. Allowance for returns was $167 million, $198 million, and $155 million as of December 31, 2013, 2012, and 2011. Additions to the allowance were $907 million, $702 million, and $542 million, and deductions to the allowance were $938 million, $659 million, and $490 million as of December 31, 2013, 2012, and 2011. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”
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
Vendor Agreements
We have agreements with our vendors to receive funds for cooperative marketing efforts, promotions, and volume rebates.  We generally consider amounts received from vendors to be a reduction of the prices we pay for their goods or services, and therefore record those amounts as a reduction of the cost of inventory or cost of services.  Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.

When we receive direct reimbursements for costs incurred by us in advertising the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.
Fulfillment
Fulfillment costs represent those costs incurred in operating and staffing our fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers; and supply chain management for our manufactured electronic devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.
Marketing
Marketing costs consist primarily of targeted online advertising, television advertising, public relations expenditures, and payroll and related expenses for personnel engaged in marketing, business development, and selling activities. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs are expensed as incurred and were $2.4 billion, $2.0 billion, and $1.4 billion in 2013, 2012, and 2011. Prepaid advertising costs were not significant as of December 31, 2013 and 2012.
Technology and Content
Technology and content expenses consist principally of technology infrastructure expenses and payroll and related expenses for employees involved in application, product, and platform development, category expansion, editorial content, buying, merchandising selection, systems support, and initiatives to expand our ecosystem of digital products and services, as well as costs associated with AWS.
Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development, including software used to upgrade and enhance our websites and applications supporting our business, which are capitalized and amortized over two years.
General and Administrative
General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human resources, among others; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; professional fees and litigation costs; and other general corporate costs.
Stock-Based Compensation
Compensation cost for all stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of intangible asset amortization expense and expenses related to legal settlements.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency gains and losses of $(137) million, $(95) million, and $64 million in 2013, 2012, and 2011, and realized gains and losses on marketable securities sales of $(1) million, $10 million, and $4 million in 2013, 2012, and 2011.

Income Taxes
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $2.5 billion as of December 31, 2013. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of December 31, 2013, or December 31, 2012.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. As of December 31, 2013 and 2012, vendor receivables, net, were $1.3 billion and $1.1 billion, and customer receivables, net, were $1.7 billion and $1.5 billion.
Allowance for Doubtful Accounts
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $153 million, $116 million, and $82 million as of December 31, 2013, 2012, and 2011. Additions to the allowance were $172 million, $136 million, and $87 million, and deductions to the allowance were $135 million, $102 million, and $82 million as of December 31, 2013, 2012, and 2011.
Internal-use Software and Website Development
Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2013, 2012, and 2011, we capitalized $581 million (including $87 million of stock-based compensation), $454 million (including $74 million of stock-based compensation), and $307 million (including $51 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $451 million, $327 million, and $236 million for 2013, 2012, and 2011.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Property includes buildings and land that we own, along with property we have acquired under build-to-suit, financing, and capital lease arrangements. Equipment includes assets such as furniture and fixtures, heavy equipment, servers and networking equipment, and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, two years for assets such as internal-use software, three years for our servers, five years for networking equipment, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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
We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no triggering events identified from the date of our assessment through December 31, 2013 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of amortization; digital video content, net of amortization; long-term deferred tax assets; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; and intellectual property rights, net of amortization.
Content Costs
We obtain digital video content through licensing agreements that have a wide range of licensing provisions and generally have terms from one to five years with fixed payment schedules. When the license fee for a specific movie or television title is determinable or reasonably estimable and available for streaming, we recognize an asset representing the fee per title and a corresponding liability for the amounts owed. We relieve the liability as payments are made and we amortize the asset as cost of sales on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred.
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

Equity investments that have readily determinable fair values are classified as available-for-sale and are included in “Marketable securities” in our consolidated balance sheets and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2013 or 2012.
Accrued Expenses and Other
Included in “Accrued expenses and other” as of December 31, 2013 and 2012 were liabilities of $1.4 billion and $1.1 billion for unredeemed gift cards. We reduce the liability for a gift card when redeemed by a customer. If a gift card is not redeemed, we recognize revenue when it expires or when the likelihood of its redemption becomes remote, generally two years from the date of issuance.
Unearned Revenue
Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to Amazon Prime memberships and AWS.
Foreign Currency
We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, China, Italy, Spain, Brazil, India, Mexico, and Australia. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these websites is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign-currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains (losses) of $(84) million, $(95) million, and $70 million in 2013, 2012, and 2011.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2013 and 2012, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$3,008	$—	$—	$3,008
Level 1 securities:
Money market funds	5,914	—	—	5,914
Equity securities	3	1	—	4
Level 2 securities:
Foreign government and agency securities	757	2	(1)	758
U.S. government and agency securities	2,224	1	(3)	2,222
Corporate debt securities	739	3	(1)	741
Asset-backed securities	65	—	—	65
Other fixed income securities	36	—	—	36
	$12,746	$7	$(5)	$12,748
Less: Restricted cash, cash equivalents, and marketable securities (1)				(301)
Total cash, cash equivalents, and marketable securities				$12,447

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$2,595	$—	$—	$2,595
Level 1 securities:
Money market funds	5,561	—	—	5,561
Equity securities	2	—	—	2
Level 2 securities:
Foreign government and agency securities	763	9	—	772
U.S. government and agency securities	1,809	3	(2)	1,810
Corporate debt securities	719	6	—	725
Asset-backed securities	49	—	—	49
Other fixed income securities	33	—	—	33
	$11,531	$18	$(2)	$11,547
Less: Restricted cash, cash equivalents, and marketable securities (1)				(99)
Total cash, cash equivalents, and marketable securities				$11,448
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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2013	2012	2011
Realized gains	$6	$20	$15
Realized losses	(7)	10	11

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed income securities as of December 31, 2013 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$7,226	$7,227
Due after one year through five years	2,115	2,118
Due after five years through ten years	133	132
Due after ten years	261	259
	$9,735	$9,736
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3—PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2013	2012
Gross property and equipment (1):
Land and buildings	$4,584	$2,966
Equipment and internal-use software (2)	9,274	6,228
Other corporate assets	231	174
Construction in progress	720	214
Gross property and equipment	14,809	9,582
Total accumulated depreciation (1)	3,860	2,522
Total property and equipment, net	$10,949	$7,060
 ___________________

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

(2)	Includes internal-use software of $1.1 billion and $866 million as of December 31, 2013 and 2012.
In December 2012, we acquired our corporate headquarters for $1.2 billion consisting of land and 11 buildings that were previously accounted for as financing leases. The acquired building assets will be depreciated over their estimated useful lives of 40 years. We also acquired three city blocks of land for the expansion of our corporate headquarters for approximately $210 million.
Depreciation expense on property and equipment was $2.5 billion, $1.7 billion, and $1.0 billion, which includes amortization of property and equipment acquired under capital lease obligations of $826 million, $510 million, and $335 million for 2013, 2012, and 2011. Gross assets remaining under capital leases were $4.2 billion and $2.3 billion as of December 31, 2013 and 2012. Accumulated depreciation associated with capital leases was $1.9 billion and $1.1 billion as of December 31, 2013 and 2012. Cash paid for interest on capital leases was $41 million, $51 million, and $44 million for 2013, 2012, and 2011.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and financing leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term financing lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under financing leases were $578 million and $9 million as of December 31, 2013 and 2012. Accumulated depreciation associated with financing leases was $22 million and $5 million as of December 31, 2013 and 2012.
Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2013 Acquisition Activity
In 2013, we acquired several companies in cash transactions for an aggregate purchase price of $195 million, resulting in goodwill of $103 million and acquired intangible assets of $83 million. The primary reasons for these acquisitions were to expand our customer base and sales channels and to obtain certain technologies to be used in product development. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income and cost approaches. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives. Acquisition-related costs were expensed as incurred and were not significant.
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
 ___________________

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

Purchase Price
Cash paid, net of cash acquired	$637
Existing equity interest	89
Indemnification holdbacks	25
Stock options assumed	20
$771
Allocation
Goodwill	$615
Intangible assets (1):
Marketing-related	130
Customer-related	94
Contract-based	6
230
Property and equipment	119
Deferred tax assets	49
Other assets acquired	68
Accounts payable	(65)
Debt	(70)
Deferred tax liabilities	(75)
Other liabilities assumed	(100)
$771
 ___________________

(1)	Amortization periods range from two to 10 years, with a weighted-average amortization period of eight years.
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
The following summarizes our goodwill activity in 2013 and 2012 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2012	$1,533	$422	$1,955
New acquisitions (1)	403	184	587
Other adjustments (2)	1	9	10
Goodwill - December 31, 2012	1,937	615	2,552
New acquisitions	99	4	103
Other adjustments (2)	(3)	3	—
Goodwill - December 31, 2013	$2,033	$622	$2,655
 ___________________

(1)	Primarily consists of the goodwill of Kiva.

(2)	Primarily consists of changes in foreign exchange.
Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

		December 31,
		2013			2012
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
Marketing-related	6.3	$429	$(156)	$273	$422	$(113)	$309
Contract-based	3.0	173	(110)	63	177	(89)	88
Technology- and content-based	4.4	278	(74)	204	231	(30)	201
Customer-related	2.4	368	(263)	105	332	(205)	127
Acquired intangibles (2)	4.2	$1,248	$(603)	$645	$1,162	$(437)	$725
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and 10 years.

Amortization expense for acquired intangibles was $168 million, $163 million, and $149 million in 2013, 2012, and 2011. Expected future amortization expense of acquired intangible assets as of December 31, 2013 is as follows (in millions):

Year Ended December 31,
2014	$157
2015	140
2016	121
2017	101
2018	54
Thereafter	72
$645
Note 5—EQUITY-METHOD INVESTMENTS
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Statement of Operations:
Revenue	$399	$455	$238
Operating expense	461	666	613
Impairment charge	41	579	—
Operating loss from continuing operations	(103)	(790)	(375)
Net loss from continuing operations (1)	(101)	(532)	(417)
Loss from discontinued operations, net of tax (2)	(82)	(121)	(82)
Net loss	$(183)	$(653)	$(499)
___________________

(1)
The difference between operating loss from continuing operations and net loss from continuing operations for 2012 is primarily due to non-operating, non-cash gains on previously held equity positions in companies that LivingSocial acquired during Q1 2012.

(2)
In November 2013, LivingSocial announced that it had reached an agreement to sell its Korean operations for $260 million. The transaction closed in January 2014. The statement of operations information above has been recast to present its Korean operations as discontinued operations.

	December 31,
	2013	2012
Balance Sheet:
Current assets	$81	$74
Non-current assets	152	216
Current liabilities	298	336
Non-current liabilities	36	14
Redeemable stock	315	205
Balance sheet financial information as of December 31, 2013 includes $146 million in assets and $122 million in liabilities that LivingSocial has classified as held for sale for its Korean operations.
As of December 31, 2013, the book value of our equity-method investment in LivingSocial has been reduced to zero due to our recognition of equity-method losses over time. In Q1 2013 we made a $56 million investment in LivingSocial that we have recorded as a cost method investment, bringing our total investment in LivingSocial to approximately 31% of voting stock. In Q4 2013, we recognized additional equity-method losses and reduced this cost method investment to $38 million as of December 31, 2013.

Note 6—LONG-TERM DEBT
In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of December 31, 2013 and 2012, the unamortized discount on the Notes was $23 million and $27 million. We also have other long-term debt with a carrying amount, including the current portion, of $967 million and $691 million as of December 31, 2013 and 2012. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2013	2012
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	967	691
Total debt	3,967	3,691
Less current portion of long-term debt	(753)	(579)
Face value of long-term debt	$3,214	$3,112
The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion and $3.0 billion as of December 31, 2013 and 2012, which is based on quoted prices for our publicly-traded debt as of that date.
The other debt, including the current portion, had a weighted average interest rate of 5.5% and 6.4% as of December 31, 2013 and 2012. We used the net proceeds from the issuance of the debt to primarily fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2013 and 2012.
As of December 31, 2013, future principal payments for debt were as follows (in millions):

Year Ended December 31,
2014	$753
2015	853
2016	36
2017	1,037
2018	38
Thereafter	1,250
$3,967

Note 7—OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2013	2012
Long-term capital lease obligations	$1,435	$737
Long-term financing lease obligations	555	9
Construction liabilities	385	87
Tax contingencies	457	336
Long-term deferred tax liabilities	571	476
Other	839	632
	$4,242	$2,277
Capital Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2013
Gross capital lease obligations	$2,437
Less imputed interest	(47)
Present value of net minimum lease payments	2,390
Less current portion of capital lease obligations	(955)
Total long-term capital lease obligations	$1,435
Financing Leases
We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as financing leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2013
Gross financing lease obligations	$783
Less imputed interest	(200)
Present value of net minimum lease payments	583
Less current portion of financing lease obligations	(28)
Total long-term financing lease obligations	$555
Construction Liabilities
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes.
Tax Contingencies
We have recorded tax reserves for tax contingencies, inclusive of accrued interest and penalties, of approximately $457 million as of December 31, 2013, and $336 million as of December 31, 2012, for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 11—Income Taxes” for discussion of tax contingencies.

Note 8—COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $759 million, $561 million, and $381 million for 2013, 2012, and 2011.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of December 31, 2013 (in millions):

	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$835	$906	$81	$1,081	$69	$1,375	$4,347
Capital leases, including interest	963	883	361	71	42	117	2,437
Financing lease obligations, including interest	49	48	52	52	53	529	783
Operating leases	752	654	604	539	470	2,116	5,135
Unconditional purchase obligations (1)	539	386	80	37	29	27	1,098
Other commitments (2) (3)	746	275	167	137	110	1,194	2,629
Total commitments	$3,884	$3,152	$1,345	$1,917	$773	$5,358	$16,429
___________________

(1)
Includes unconditional purchase obligations related to agreements to acquire and license digital video content that represent long-term liabilities or are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.

(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.

(3)	Excludes $407 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2013 and 2012, we have pledged or otherwise restricted $482 million and $99 million of our cash, marketable securities, and certain fixed assets as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases.
Suppliers
During 2013, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales, Inc., Amazon EU Sarl, Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice (ECJ). In July 2013, the European Court of Justice ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In October 2013, the Austrian Supreme Court referred the case back to the Commercial Court of Vienna for further fact finding to determine whether the tariff on blank digital media meets the conditions set by the ECJ. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (ZPU), filed a complaint against Amazon EU Sarl, Amazon Media EU Sarl, Amazon Services Europe Sarl, Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings Sarl in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU Sarl in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. In November 2013, the Belgian court ruled in favor of AUVIBEL and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In May 2009, Big Baboon, Inc. filed a complaint against Amazon.com, Inc. and Amazon Payments, Inc. for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that our third-party selling and payments technology infringes patents owned by Big Baboon, Inc. purporting to cover an “Integrated Business-to-Business Web Commerce And Business Automation System” (U.S. Patent Nos. 6,115,690 and 6,343,275) and seeks injunctive relief, monetary damages, treble damages, costs, and attorneys’ fees. In February 2011, the Court entered an order staying the lawsuit pending the outcome of the Patent and Trademark Office’s re-examination of the patent. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In April 2011, Walker Digital LLC filed several complaints against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. In January 2013, the plaintiff filed another complaint in the same court alleging that we infringe U.S. Patent No. 6,381,582 by allowing customers to make local payments for products ordered online. All of the complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. In March 2013, the complaints asserting U.S. Patent Nos. 7,236,942 and 7,933,893 were voluntarily dismissed with prejudice. In April 2013, the case asserting U.S. Patent No. 8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359 for lack of standing. In July 2013, we filed motions seeking entry of a final judgment dismissing those claims with prejudice and for attorneys' fees, and plaintiff filed notices of appeal from the June 2013 order granting the motions to dismiss.   In October 2013, the court ruled that its dismissals are with prejudice, and Walker has appealed those rulings. We dispute the remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2011, Personalweb Technologies, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that “Amazon Simple Storage Service (S3) and Amazon ElastiCache” infringe U.S. Patent No. 5,978,791, entitled “Data Processing System Using Substantially Unique Identifiers To Identify Data Items, Whereby Data Items Have The Same Identifiers”; U.S. Patent No. 6,415,280, entitled “Identifying And Requesting Data In Network Using Identifiers Which Are Based On Contents Of Data”; U.S. Patent No. 6,928,442, entitled “Enforcement And Policing Of Licensed Content Using Content-Based Identifiers”; U.S. Patent No. 7,802,310, entitled “Controlling Access To Data In A Data Processing System”; U.S. Patent No. 7,945,539, entitled “Distributing And Accessing Data In A Data Processing System”; U.S. Patent No. 7,945,544, entitled “Similarity-Based Access Control Of Data In A Data Processing System”; U.S. Patent No. 7,949,662, entitled “De-Duplication Of Data In A Data Processing System”; and U.S. Patent No. 8,001,096, entitled “Computer File System Using Content-Dependent File Identifiers.” The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and an injunction. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2011, Round Rock Research, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that “RFID products” and “Kindle products with unlicensed DRAM” infringe: U.S. Patent Nos. 5,500,650 and 5,627,544, entitled “Data Communication Method Using Identification Protocol”; U.S. Patent No. 5,974,078, entitled “Modulated Spread Spectrum In RF Identification Systems Method”; U.S. Patent No. 6,459,726, entitled “Backscatter Interrogators, Communication Systems And Backscatter

Communication Methods”; U.S. Patent No. RE41,531, entitled “Communications Systems For Radio Frequency Identification (RFID)”; U.S. Patent Nos. 6,975,556 and 7,106,646, entitled “Circuit And Method For Controlling A Clock Synchronizing Circuit For Low Power Refresh Operation”; U.S. Patent No. 7,221,020, entitled “Method To Construct A Self Aligned Recess Gate For DRAM Access Devices”; and U.S. Patent No. 7,389,369, entitled “Active Termination Control.” In February 2012, the plaintiff filed an amended complaint that further alleges, among other things, that Kindle products allegedly including “unlicensed flash memory” infringe U.S. Patent No. 5,801,985, entitled “Memory System Having Programmable Control Parameters” and U.S. Patent No. 5,880,996, entitled “Memory System Having Non-Volatile Data Storage Structure For Memory Control Parameters And Method.” In April 2012, the plaintiff filed a second amended complaint further alleging, among other things, that “RFID products” infringe U.S. Patent No. 5,266,925, entitled “Electronic Tag Interrogation Method,” U.S. Patent No. 5,583,850, entitled “Data Communication System Using Identification Protocol,” U.S. Patent No. 5,986,570, entitled “Method For Resolving Signal Collisions Between Multiple RFID Transponders In A Field,” U.S. Patent No. 7,265,674, entitled “Thin, Flexible RFID Labels, And Methods And Apparatus For Use,” and U.S. Patent No. RE41,562, entitled “System And Method For Electronic Tracking Of Units Associated With A Batch.” The second amended complaint seeks an unspecified amount of damages, enhanced damages, interest, costs, and attorneys’ fees. In April 2012, the case was stayed pending reexamination of ten of the asserted patents. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2012, OIP Technologies, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Northern District of California. The complaint alleged, among other things, that certain aspects of our pricing methods infringed U.S. Patent No. 7,970,713, entitled “Method And Apparatus For Automatic Pricing In Electronic Commerce.” The complaint sought three times an unspecified amount of damages, attorneys’ fees, and interest. In September 2012, the Court invalidated the plaintiff’s patent and dismissed the case with prejudice. In September 2012, OIP appealed the judgment of the district court to the United States Court of Appeals for the Federal Circuit, which, in November 2012, stayed all proceedings pending its decision in a separate case that raises a related question of law and, in June 2013, continued the stay pending a decision by the United States Supreme Court. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In May 2012, Clouding IP, LLC f/k/a/ STEC IP, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that our “Elastic Compute Cloud,” “WhisperSync,” “Virtual Private Cloud,” “Cloud Drive,” and “Kindle Store” services infringe one or more of 11 patents: U.S. Patent Nos. 7,596,784, entitled “Method System And Apparatus For Providing Pay-Per-Use Distributed Computing Resources”; 7,065,637, entitled “System For Configuration Of Dynamic Computing Environments Using A Visual Interface”; 6,738,799, entitled “Methods And Apparatuses For File Synchronization And Updating Using A Signature List”; 5,944,839, entitled “System And Method For Automatically Maintaining A Computer System”; 5,825,891, entitled “Key Management For Network Communication”; 5,495,607, entitled “Network Management System Having Virtual Catalog Of Files Distributively Stored Across Network Domain”; 6,925,481 and 7,254,621, entitled “Technique For Enabling Remote Data Access And Manipulation From A Pervasive Device”; 6,631,449 and 6,918,014, entitled “Dynamic Distributed Data System And Method”; and 6,963,908, entitled “System For Transferring Customized Hardware And Software Settings From One Computer To Another Computer To Provide Personalized Operating Environments.” In August 2012, Clouding amended its complaint to also assert U.S. Patent No. 7,032,089, entitled “Replica Synchronization Using Copy-On-Read Technique,” against WhisperSync. In February 2013, Clouding served its notice of accused products in which it also identified “AWS Market Place,” “AWS Storage Gateway,” “Cloud Player,” “DynamoDB,” “Elastic Block Store (EBS),” “Elastic Load Balancing,” “Elastic Map Reduce,” “Relational Database Service,” “Simple Storage Service,” “Simple DB,” “Cloud Watch,” “Kindle,” and “Elastic Compute Cloud AutoScaling” as allegedly infringing. The complaint seeks an unspecified amount of damages together with interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In June 2012, Hand Held Products, Inc., a subsidiary of Honeywell, filed a complaint against Amazon.com, Inc., AMZN Mobile, LLC, AmazonFresh, LLC, A9.com, Inc., A9 Innovations, LLC, and Quidsi, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the use of mobile barcode reader applications, including Amazon Mobile, Amazon Price Check, Flow, and AmazonFresh, infringes U.S. Patent No. 6,015,088, entitled “Decoding Of Real Time Video Imaging.” The complaint seeks an unspecified amount of damages, interest, and an injunction. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In July 2012, Norman Blagman filed a purported class-action complaint against Amazon.com, Inc. for copyright infringement in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Amazon.com, Inc. sells digital music in our Amazon MP3 Store obtained from defendant Orchard Enterprises and other unnamed “digital music aggregators” without obtaining mechanical licenses for the compositions embodied in that music. The complaint seeks certification as a class action, statutory damages, attorneys’ fees, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In August 2012, an Australian quasi-government entity named Commonwealth Scientific and Industrial Research Organization filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the sale of “products which are operable according to the Institute of Electrical and Electronics Engineers (“IEEE”) 802.11a, g, n, and/or draft n standards” infringe U.S. Patent No. 5,487,069, entitled “Wireless LAN.” The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In May 2013, Adaptix, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos. 7,454,212 and 6,947,748, both entitled “OFDMA With Adaptive Subcarrier-Cluster Configuration And Selective Loading.” The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In July 2013, Telebuyer, LLC filed a complaint against Amazon.com, Inc., Amazon Web Services, LLC, and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain features used on our retail website-including high resolution video and still images, user-indicated areas of interest, targeted follow-up communications, vendor proposals, on-line chat, Gold Box and Lightning Deals, and vendor ratings-infringe seven U.S. patents: Nos. 6,323,894, 7,835,508, 7,835,509, 7,839,984, 8,059,796, and 8,098,272, all entitled “Commercial Product Routing System With Video Vending Capability,” and 8,315,364, entitled “Commercial Product Routing System With Mobile Wireless And Video Vending Capability.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. In September 2013, the case was transferred to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In August 2013, Cellular Communications Equipment, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos.: 6,819,923, entitled “Method For Communication Of Neighbor Cell Information”; 7,215,962, entitled “Method For An Intersystem Connection Handover”; 7,941,174, entitled “Method For Multicode Transmission By A Subscriber Station”; and 8,055,820, entitled “Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions.” The complaint seeks an unspecified amount of damages and interest.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In September 2013, Personalized Media Communications, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware.  The complaint alleges, among other things, that the use of certain Kindle devices, Kindle apps and/or Amazon.com, Inc.’s website to purchase and receive electronic media infringes nine U.S. Patents:  Nos. 5,887,243, 7,801,304, 7,805,749, 7,940,931, 7,769,170, 7,864,956, 7,827,587, 8,046,791, and 7,883,252, all entitled “Signal Processing Apparatus And Methods.” The complaint also alleges, among other things, that CloudFront, S3, and EC2 web services infringe three of those patents, Nos. 7,801,304, 7,864,956, and 7,827,587.  The complaint seeks an unspecified amount of damages, interest, and injunctive relief.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In October 2013, Mobile Telecommunications Technologies, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our network operation centers and our mobile devices, such as Kindle Fire models based on the Android operating system that provide XMPP-compliant messaging services and applications, infringe U.S. Patent No. 5,809,428, entitled “Method And Device For Processing Undelivered Data Messages In A Two-Way Wireless Communications System.” The complaint also alleges that Amazon’s mobile devices infringe U.S. Patent No. 5,754,946, entitled “Nationwide Communication System,” and that Amazon.com, Inc. infringes U.S. Patent No. 5,786,748, entitled “Method And Apparatus For Giving Notification Of Express Mail Delivery,” by providing tracking and notification services to customers who purchase products directly from Amazon.com, Inc. The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In October 2013, Tuxis Technologies, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for District of Delaware. The complaint alleges, among other things, that “the Amazon.com website” with “recommendation features” infringes U.S. Patent No. 6,055,513, entitled “Methods And Apparatus For Intelligent Selection Of Goods And Services In Telephonic And Electronic Commerce.” The complaint seeks an unspecified amount of damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In November 2013, Memory Integrity, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent No. 7,296,121, entitled “Reducing Probe Traffic In Multiprocessor Systems.” The complaint seeks an unspecified amount of damages, costs, expenses, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In November 2013, Vantage Point Technology, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Kindle devices with a Cortex A-9 core processor and OMAP 4430 chipset, Kindle device HD tablets with a Cortex A-9 core processor and OMAP 4470 chipset, and Kindle devices with a Cortex A-8 core processor and Freescale MX50 family chipset infringe U.S. Patent No. 5,463,750, entitled “Method And Apparatus For Translating Virtual Addresses In A Data Processing System Having Multiple Instruction Pipelines And Separate TLB’s For Each Pipeline.” The complaint seeks an unspecified amount of damages, enhanced damages, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and  8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, trebled damages, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2013, Delaware Display Group LLC and Innovative Display Technologies LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon’s tablets with liquid crystal displays infringe U.S. Patent Nos.: 6,755,547, 7,300,194, 7,384,177, 7,404,660, 7,434,974, 7,357,370, and 8,215,816, all entitled “Light Emitting Panel Assemblies.” The complaint also alleges that tablets with liquid crystal displays infringe U.S. Patent No. 7,914,196, entitled “Light Redirecting Film Systems Having Pattern Of Variable Optical Elements.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, costs, interest, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2013, ContentGuard Holdings, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for Eastern District of Texas. The complaint alleges, among other things, that certain digital rights management software used by various Kindle Fire software applications, including the Kindle Reader and Amazon Instant Video, infringe seven U.S. Patents:  Nos. 6,963,859, entitled “Content Rendering Repository”; 7,523,072, entitled “System For Controlling The Distribution And Use Of Digital Works”; 7,269,576, entitled “Content Rendering Apparatus”; 8,370,956, entitled “System And Method For Rendering Digital Content In Accordance With Usage Rights Information”; 8,393,007, entitled “System And Method For Distributing Digital Content In Accordance With Usage Rights Information”; 7,225,160, entitled “Digital Works Having Usage Rights And Method For Creating The Same”; and 8,583,556, entitled “Method For Providing A Digital Asset For Distribution.”  The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.  In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
See also “Note 11—Income Taxes.”
Note 9—STOCKHOLDERS' EQUITY
Preferred Stock
We have authorized 500 million shares of $0.01 par value preferred stock. No preferred stock was outstanding for any period presented.
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 476 million, 470 million, and 468 million, as of December 31, 2013, 2012, and 2011. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.
Stock Award Plans
Employees vest in restricted stock unit awards over the corresponding service term, generally between two and five years.
Stock Award Activity
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2011	14.0	$96
Units granted	5.4	193
Units vested	(5.1)	73
Units forfeited	(1.2)	122
Outstanding as of December 31, 2011	13.1	143
Units granted	8.2	209
Units vested	(4.2)	110
Units forfeited	(1.7)	168
Outstanding as of December 31, 2012	15.4	184
Units granted	7.2	283
Units vested	(4.5)	160
Units forfeited	(1.8)	209
Outstanding as of December 31, 2013	16.3	$233
Scheduled vesting for outstanding restricted stock units as of December 31, 2013, is as follows (in millions):

		Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled vesting—restricted stock units	5.4	5.8	3.2	1.6	0.2	0.1	16.3

As of December 31, 2013, there was $1.7 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years.
During 2013 and 2012, the fair value of restricted stock units that vested was $1.4 billion and $928 million.
As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in 2013 and 2012. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued.
Common Stock Available for Future Issuance
As of December 31, 2013, common stock available for future issuance to employees is 143 million shares.
Note 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the composition of accumulated other comprehensive loss for 2013, 2012, and 2011 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2011	$(203)	$13	$(190)
Other comprehensive income (loss)	(123)	(3)	(126)
Balances as of December 31, 2011	(326)	10	(316)
Other comprehensive income	76	1	77
Balances as of December 31, 2012	(250)	11	(239)
Other comprehensive income (loss)	63	(9)	54
Balances as of December 31, 2013	$(187)	$2	$(185)
Amounts included in accumulated other comprehensive loss are recorded net of their related income tax effects.
Note 11—INCOME TAXES
In 2013, 2012, and 2011, we recorded net tax provisions of $161 million, $428 million, and $291 million. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. Accelerated depreciation deductions on qualifying property were a result of U.S. legislation that expired in December 2013. As such, cash taxes paid, net of refunds, were $169 million, $112 million, and $33 million for 2013, 2012, and 2011.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current taxes:
U.S. and state	$144	$562	$103
International	173	131	52
Current taxes	317	693	155
Deferred taxes:
U.S. and state	(133)	(156)	157
International	(23)	(109)	(21)
Deferred taxes	(156)	(265)	136
Provision for income taxes, net	$161	$428	$291

U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S.	$704	$882	$658
International	(198)	(338)	276
Income before income taxes	$506	$544	$934
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of foreign tax differential	(8.1)	31.5	(8.4)
State taxes, net of federal benefits	2.7	0.2	1.5
Tax credits	(16.6)	(4.4)	(3.2)
Nondeductible compensation	16.9	13.3	4.9
Domestic production activities deduction	(2.1)	—	—
Other, net	4.0	3.0	1.4
Total	31.8%	78.6%	31.2%
Our effective tax rate in 2013 was lower than the 35% U.S. federal statutory rate and our effective tax rate in 2012 primarily due to the favorable impact of earnings in lower tax rate jurisdictions, a decline in the proportion of our losses for which we may not realize a related tax benefit, and the retroactive extension of the U.S. federal research and development credit, which expired in December 2013. The favorable impact of earnings in lower tax rate jurisdictions primarily relates to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. In 2013, we recognized tax benefits for a greater proportion of these losses as compared to 2012. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
In 2012, our effective tax rate was higher than the 35% U.S. federal statutory rate and our effective tax rate in 2011 primarily due to the adverse impact of foreign jurisdiction losses of subsidiaries primarily located outside of Europe for which we may not realize a tax benefit. The adverse impact of these losses was partially offset by the favorable impact of earnings in lower tax rate jurisdictions primarily related to our European operations. Additionally, our effective tax rate in 2012 was more volatile as compared to 2011 due to the lower level of pre-tax income generated during the year, relative to our tax expense. Our effective tax rate in 2012 was also adversely impacted by acquisitions (including integrations), audit developments, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2011.
In 2011, the favorable impact of earnings in lower tax rate jurisdictions offset the adverse impact of foreign jurisdiction losses and as a result, the effective tax rate was lower than the 35% U.S. federal statutory rate.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses U.S. - Federal/States (1)	$53	$47
Net operating losses foreign (2)	427	289
Accrued liabilities, reserves, & other expenses	590	482
Stock-based compensation	396	281
Deferred revenue	249	129
Assets held for investment	164	129
Other items	177	133
Tax credits (3)	107	12
Total gross deferred tax assets	2,163	1,502
Less valuation allowance (4)	(698)	(415)
Deferred tax assets, net of valuation allowance	1,465	1,087
Deferred tax liabilities:
Depreciation & amortization	(1,021)	(698)
Acquisition related intangible assets	(201)	(274)
Other items	(16)	(29)
Net deferred tax assets, net of valuation allowance	$227	$86
 ___________________

(1)
Excluding $81 million and $9 million of deferred tax assets as of December 31, 2013 and 2012, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(2)
Excluding $2 million and $2 million of deferred tax assets as of December 31, 2013 and 2012, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(3)
Excluding $227 million and $146 million of deferred tax assets as of December 31, 2013 and 2012, related to tax credits that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(4)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.
As of December 31, 2013, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $275 million, $1.6 billion, and $880 million. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2027, 2014, and 2014, respectively. As of December 31, 2013, our tax credit carryforwards for income tax purposes were approximately $334 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2020.
The Company’s consolidated balance sheets reflect tax credit carryforwards excluding amounts resulting from excess stock-based compensation. Accordingly, such credits from excess stock-based compensation are accounted for as an increase to additional paid-in capital if and when realized through a reduction in income taxes payable.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2013	2012	2011
Gross tax contingencies – January 1	$294	$229	$213
Gross increases to tax positions in prior periods	78	91	22
Gross decreases to tax positions in prior periods	(18)	(47)	(3)
Gross increases to current period tax positions	54	26	4
Audit settlements paid	(1)	(4)	(1)
Lapse of statute of limitations	—	(1)	(6)
Gross tax contingencies – December 31 (1)	$407	$294	$229
 ___________________

(1)	As of December 31, 2013, we had $407 million of tax contingencies, of which $346 million, if fully recognized, would decrease our effective tax rate.
As of December 31, 2013 and 2012, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $33 million and $25 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2013, 2012, and 2011 was $8 million, $1 million, and $3 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. As previously disclosed, we have received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax over a seven year period beginning in 2005, totaling approximately $1.5 billion, subject to interest. To date, we have not resolved this matter administratively and, in December 2012, we petitioned the U.S. Tax Court to resolve the matter. We continue to disagree with these IRS positions and intend to contest them vigorously.
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by these particular tax authorities for the calendar year 2003 and thereafter.
We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2013. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
Note 12—SEGMENT INFORMATION
We have organized our operations into two segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.
We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. We do not allocate the line item “Other operating expense (income), net” to our segment operating results. A majority of our costs for “Technology and content” are incurred in the U.S. and most of these costs are allocated to our North America segment. There are no internal revenue transactions between our reporting segments.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
North America
Net sales	$44,517	$34,813	$26,705
Segment operating expenses (1)	42,631	33,221	25,772
Segment operating income	$1,886	$1,592	$933
International
Net sales	$29,935	$26,280	$21,372
Segment operating expenses (1)	29,828	26,204	20,732
Segment operating income	$107	$76	$640
Consolidated
Net sales	$74,452	$61,093	$48,077
Segment operating expenses (1)	72,459	59,425	46,504
Segment operating income	1,993	1,668	1,573
Stock-based compensation	(1,134)	(833)	(557)
Other operating income (expense), net	(114)	(159)	(154)
Income from operations	745	676	862
Total non-operating income (expense)	(239)	(132)	72
Provision for income taxes	(161)	(428)	(291)
Equity-method investment activity, net of tax	(71)	(155)	(12)
Net income (loss)	$274	$(39)	$631
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.
Net sales of similar products and services were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
Media	$21,716	$19,942	$17,779
Electronics and other general merchandise	48,802	38,628	28,712
Other (1)	3,934	2,523	1,586
	$74,452	$61,093	$48,077
___________________

(1)	Includes sales from non-retail activities, such as AWS, advertising services, and our co-branded credit card agreements.

Net sales generated from these internationally-focused websites are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to foreign countries are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Germany	$10,535	$8,732	$7,230
Japan	7,639	7,800	6,576
United Kingdom	7,291	6,478	5,348
Total assets, property and equipment, net, and total property and equipment additions, by geography, reconciled to consolidated amounts are (in millions):

	December 31,
	2013	2012
North America
Total assets	$26,108	$20,703
Property and equipment, net	8,447	5,481
Total property and equipment additions	4,837	3,348
International
Total assets	$14,051	$11,852
Property and equipment, net	2,502	1,579
Total property and equipment additions	1,536	969
Consolidated
Total assets	$40,159	$32,555
Property and equipment, net	10,949	7,060
Total property and equipment additions	6,373	4,317
Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
North America	$1,863	$1,229	$795
International	597	424	239
Consolidated	$2,460	$1,653	$1,034

Note 13—QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2013 and 2012. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2013 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$25,587	$17,092	$15,704	$16,070
Income (loss) from operations	$510	$(25)	$79	$181
Income (loss) before income taxes	$451	$(43)	$17	$81
Provision (benefit) for income taxes	$179	$(12)	$13	$(18)
Net income (loss)	$239	$(41)	$(7)	$82
Basic earnings per share	$0.52	$(0.09)	$(0.02)	$0.18
Diluted earnings per share	$0.51	$(0.09)	$(0.02)	$0.18
Shares used in computation of earnings per share:
Basic	458	457	456	455
Diluted	467	457	456	463

	Year Ended December 31, 2012 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$21,268	$13,806	$12,834	$13,185
Income (loss) from operations	$405	$(28)	$107	$192
Income (loss) before income taxes	$337	$(22)	$146	$84
Provision for income taxes	$194	$83	$109	$43
Net income (loss)	$97	$(274)	$7	$130
Basic earnings per share	$0.21	$(0.60)	$0.02	$0.29
Diluted earnings per share	$0.21	$(0.60)	$0.01	$0.28
Shares used in computation of earnings per share:
Basic	454	452	451	453
Diluted	461	452	458	460
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Amazon.com, Inc. and our report dated January 30, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 30, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013
Consolidated Statements of Operations for each of the three years ended December 31, 2013
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2013
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 30, 2014.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 30, 2014.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Szkutak
Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley Reynolds
Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Tom A. Alberg
Tom A. Alberg	Director

/s/ John Seely Brown
John Seely Brown	Director

/s/ William B. Gordon
William B. Gordon	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Alain Monié
Alain Monié	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1
Form of Purchase and Sale Agreement dated as of October 1, 2012, between Acorn Development LLC, a wholly owned subsidiary of the Company, and Lake Union III LLC, Lake Union IV LLC, City Place V LLC, City Place II LLC, City Place III LLC, City Place IV LLC, and City Place V LLC, respectively (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2012).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

4.1
Indenture, dated as of November 29, 2012, between Amazon.com, Inc. and Wells Fargo Bank, National Association, as trustee, and Form of 0.650% Note due 2015, Form of 1.200% Note due 2017, and Form of 2.500% Note due 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 29, 2012).

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.3†	Offer Letter of Employment to Diego Piacentini, dated January 17, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000).

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

___________________

†	Executive Compensation Plan or Agreement