Form 10-Q
period 2014-03-31
AMAZON COM INC
filed 2014-04-25
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

460,167,404 shares of common stock, par value $0.01 per share, outstanding as of April 16, 2014

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,658	$8,084	$4,481	$2,288
OPERATING ACTIVITIES:
Net income (loss)	108	82	299	(87)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	1,010	700	3,563	2,402
Stock-based compensation	321	229	1,226	901
Other operating expense (income), net	35	31	117	139
Losses (gains) on sales of marketable securities, net	—	—	2	(7)
Other expense (income), net	(50)	68	48	306
Deferred income taxes	(185)	(80)	(261)	(307)
Excess tax benefits from stock-based compensation	(121)	—	(199)	(390)
Changes in operating assets and liabilities:
Inventories	699	535	(1,245)	(1,211)
Accounts receivable, net and other	727	729	(849)	(877)
Accounts payable	(4,675)	(4,187)	1,400	2,141
Accrued expenses and other	(731)	(703)	708	864
Additions to unearned revenue	1,092	684	3,100	2,083
Amortization of previously unearned revenue	(732)	(460)	(2,564)	(1,712)
Net cash provided by (used in) operating activities	(2,502)	(2,372)	5,345	4,245
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,080)	(670)	(3,854)	(4,068)
Acquisitions, net of cash acquired, and other	—	(103)	(208)	(798)
Sales and maturities of marketable securities and other investments	593	599	2,299	3,098
Purchases of marketable securities and other investments	(437)	(776)	(2,487)	(3,227)
Net cash provided by (used in) investing activities	(924)	(950)	(4,250)	(4,995)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	121	—	199	390
Proceeds from long-term debt and other	65	25	426	3,319
Repayments of long-term debt, capital lease, and finance lease obligations	(361)	(182)	(1,182)	(603)
Net cash provided by (used in) financing activities	(175)	(157)	(557)	3,106
Foreign-currency effect on cash and cash equivalents	17	(124)	55	(163)
Net increase (decrease) in cash and cash equivalents	(3,584)	(3,603)	593	2,193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,074	$4,481	$5,074	$4,481
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$18	$13	$102	$37
Cash paid for income taxes (net of refunds)	38	86	121	179
Property and equipment acquired under capital leases	716	340	2,243	993
Property and equipment acquired under build-to-suit leases	126	150	852	163
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net product sales	$15,705	$13,271
Net services sales	4,036	2,799
Total net sales	19,741	16,070
Operating expenses (1):
Cost of sales	14,055	11,801
Fulfillment	2,317	1,796
Marketing	870	632
Technology and content	1,991	1,383
General and administrative	327	246
Other operating expense (income), net	35	31
Total operating expenses	19,595	15,889
Income from operations	146	181
Interest income	11	10
Interest expense	(42)	(33)
Other income (expense), net	5	(77)
Total non-operating income (expense)	(26)	(100)
Income before income taxes	120	81
Benefit (provision) for income taxes	(73)	18
Equity-method investment activity, net of tax	61	(17)
Net income	$108	$82
Basic earnings per share	$0.23	$0.18
Diluted earnings per share	$0.23	$0.18
Weighted average shares used in computation of earnings per share:
Basic	460	455
Diluted	468	463
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$81	$61
Marketing	27	16
Technology and content	169	120
General and administrative	44	32
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$108	$82
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0 and $(9)	27	(78)
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $(1) and $1	1	(2)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $0	—	—
Net unrealized gains (losses) on available-for-sale securities	1	(2)
Total other comprehensive income (loss)	28	(80)
Comprehensive income	$136	$2
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,074	$8,658
Marketable securities	3,592	3,789
Inventories	6,716	7,411
Accounts receivable, net and other	3,945	4,767
Total current assets	19,327	24,625
Property and equipment, net	12,267	10,949
Goodwill	2,653	2,655
Other assets	2,117	1,930
Total assets	$36,364	$40,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,590	$15,133
Accrued expenses and other	6,251	6,688
Unearned revenue	1,516	1,159
Total current liabilities	18,357	22,980
Long-term debt	3,147	3,191
Other long-term liabilities	4,532	4,242
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 484 and 483
Outstanding shares — 460 and 459	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	10,019	9,573
Accumulated other comprehensive loss	(157)	(185)
Retained earnings	2,298	2,190
Total stockholders’ equity	10,328	9,746
Total liabilities and stockholders’ equity	$36,364	$40,159
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2014 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2013 Annual Report on Form 10-K.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the lives of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation forfeiture rates, income taxes, valuation and impairment of investments, inventory valuation and inventory purchase commitments, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of property and equipment, internal-use software and website development costs, acquisition purchase price allocations, investments in equity interests, and contingencies. Actual results could differ materially from those estimates.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2014	2013
Shares used in computation of basic earnings per share	460	455
Total dilutive effect of outstanding stock awards	8	8
Shares used in computation of diluted earnings per share	468	463
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
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of March 31, 2014, and December 31, 2013, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of March 31, 2014 or December 31, 2013.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2014				December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$2,902	$—	$—	$2,902	$3,008
Level 1 securities:
Money market funds	2,490	—	—	2,490	5,914
Equity securities	3	—	—	3	4
Level 2 securities:
Foreign government and agency securities	617	2	(1)	618	758
U.S. government and agency securities	2,128	2	(2)	2,128	2,222
Corporate debt securities	755	3	—	758	741
Asset-backed securities	69	—	—	69	65
Other fixed income securities	34	—	—	34	36
	$8,998	$7	$(3)	$9,002	$12,748
Less: Restricted cash, cash equivalents, and marketable securities (1)				(336)	(301)
Total cash, cash equivalents, and marketable securities				$8,666	$12,447
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

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed-income securities as of March 31, 2014 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,951	$3,953
Due after one year through five years	1,781	1,784
Due after five years through ten years	129	129
Due after ten years	232	231
	$6,093	$6,097
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $219 million and $168 million for Q1 2014 and Q1 2013.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2014 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$482	$1,252	$81	$1,081	$69	$1,375	$4,340
Capital leases, including interest	857	1,246	539	115	59	121	2,937
Financing lease obligations, including interest	37	48	48	49	49	496	727
Operating leases	679	697	655	582	514	2,241	5,368
Unconditional purchase obligations (1)	412	439	137	55	51	50	1,144
Other commitments (2) (3)	586	419	194	157	128	1,369	2,853
Total commitments	$3,053	$4,101	$1,654	$2,039	$870	$5,652	$17,369
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

(2)	Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service.

(3)	Excludes $455 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of March 31, 2014, and December 31, 2013, we have pledged or otherwise restricted $505 million and $482 million of our cash, marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2013 Annual Report on Form 10-K, as supplemented by the following:
In November 2012, Lexington Luminance LLC filed a complaint against Amazon.com, Inc. and Amazon Digital Services, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges, among other things, that certain light-emitting diodes in certain Kindle devices infringe U.S. Patent No. 6,936,851, entitled “Semiconductor Light-Emitting Device And Method For Manufacturing Same.” The complaint seeks an unspecified amount of damages and an injunction or, in the absence of an injunction, a compulsory ongoing royalty. In March 2014, the Court invalidated the plaintiff’s patent and dismissed the case with prejudice, and the plaintiff appealed the judgment to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In May 2013, Adaptix, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos. 7,454,212 and 6,947,748, both entitled “OFDMA With Adaptive Subcarrier-Cluster Configuration And Selective Loading.” The complaint seeks an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. In March 2014, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In August 2013, Cellular Communications Equipment, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos.: 6,819,923, entitled "Method For Communication Of Neighbor Cell Information"; 7,215,962, entitled

"Method For An Intersystem Connection Handover"; 7,941,174, entitled "Method For Multicode Transmission By A Subscriber Station"; and 8,055,820 entitled "Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions." In March 2014, the plaintiff filed an amended complaint that alleges, among other things, that certain Kindle devices infringe U.S. Patent No. 8,055,820, entitled “Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions.” The amended complaint seeks an unspecified amount of damages and interest.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law.  In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky.  In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky.  In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee.  The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims.  The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees.  We have been named in several other similar cases.  In March 2014, the United States Supreme Court granted review of the Busk case. The cases filed in federal court have been stayed pending that review. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2013, ContentGuard Holdings, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for Eastern District of Texas. The complaint alleges, among other things, that certain digital rights management software used by various Kindle Fire software applications, including the Kindle Reader and Amazon Instant Video, infringe seven U.S. Patents:  Nos. 6,963,859, entitled “Content Rendering Repository"; 7,523,072, entitled “System For Controlling The Distribution And Use Of Digital Works"; 7,269,576, entitled “Content Rendering Apparatus"; 8,370,956, entitled “System And Method For Rendering Digital Content In Accordance With Usage Rights Information"; 8,393,007, entitled “System And Method For Distributing Digital Content In Accordance With Usage Rights Information"; 7,225,160, entitled “Digital Works Having Usage Rights And Method For Creating The Same"; and 8,583,556, entitled “Method For Providing A Digital Asset For Distribution.”  In January 2014, ContentGuard filed an amended complaint that, among other things, added HTC Corporation and HTC America as defendants. The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2014, CRFD Research, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware.  The complaint alleges, among other things, that (1) Amazon Instant Video, Amazon Prime, Amazon Cloud Player, Amazon Games, Amazon GameCircle, and Amazon Whispersync infringe U.S. Patent No. 7,191,233, entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System”; and (2) Elastic Compute Cloud, Simple Storage Service, CloudFront, and AWS Marketplace infringe U.S. Patent No. 7,574,486, entitled “Web Page Content Translator.”  The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, and an injunction.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”

Note 4 — EQUITY-METHOD INVESTMENTS
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Statement of Operations:
Revenue	$77	$108
Gross profit	62	82
Operating expenses	98	107
Operating loss from continuing operations	(36)	(25)
Net loss from continuing operations	(26)	(26)
Net income (loss) from discontinued operations (1)	203	(19)
Net income (loss)	$177	$(45)
___________________

(1)
In January 2014, LivingSocial completed the sale of its Korean operations for approximately $260 million and recognized a gain on disposal of $205 million, net of tax. The statement of operations information above has been recast to present the Korean operations as discontinued operations.

As of March 31, 2014, our total investment in LivingSocial is approximately 31% of voting stock and has a book value of $100 million.
Note 5 — LONG-TERM DEBT
In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of March 31, 2014, and December 31, 2013, the unamortized discount on the Notes was $22 million and $23 million. We also have other long-term debt with a carrying amount, including the current portion, of $953 million and $967 million as of March 31, 2014 and December 31, 2013. The face value of our total long-term debt obligations is as follows (in millions):

	March 31, 2014	December 31, 2013
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	953	967
Total debt	3,953	3,967
Less current portion of long-term debt	(784)	(753)
Face value of long-term debt	$3,169	$3,214
The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion as of March 31, 2014 and December 31, 2013, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 5.6% and 5.5% as of March 31, 2014 and December 31, 2013. We used the net proceeds from the issuance of the debt to primarily fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of March 31, 2014 and December 31, 2013.

Note 6 — STOCKHOLDERS' EQUITY
Stock Repurchase Activity
In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 476 million as of March 31, 2014 and December 31, 2013. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the three months ended March 31, 2014 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2013	16.3	$233
Units granted	0.8	366
Units vested	(0.9)	174
Units forfeited	(0.5)	237
Outstanding as of March 31, 2014	15.7	$243
Scheduled vesting for outstanding restricted stock units as of March 31, 2014, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled vesting—restricted stock units	4.5	5.7	3.4	1.8	0.2	0.1	15.7
As of March 31, 2014, there was $1.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.1 years.
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
In 2014, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2013.

Tax expense for Q1 2014 was $73 million. In Q1 2013, we recognized an income tax benefit of $18 million, which included $46 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.
Cash paid for income taxes (net of refunds) was $38 million and $86 million in Q1 2014 and Q1 2013.

As of March 31, 2014, and December 31, 2013, tax contingencies were $455 million and $407 million. We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
North America
Net sales	$11,858	$9,391
Segment operating expenses (1)	11,296	8,934
Segment operating income	$562	$457
International
Net sales	$7,883	$6,679
Segment operating expenses (1)	7,943	6,695
Segment operating income (loss)	$(60)	$(16)
Consolidated
Net sales	$19,741	$16,070
Segment operating expenses (1)	19,239	15,629
Segment operating income	502	441
Stock-based compensation	(321)	(229)
Other operating income (expense), net	(35)	(31)
Income from operations	146	181
Total non-operating income (expense)	(26)	(100)
Benefit (provision) for income taxes	(73)	18
Equity-method investment activity, net of tax	61	(17)
Net income	$108	$82
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.
Net sales of similar products and services were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Net Sales:
Media	$5,467	$5,058
Electronics and other general merchandise	13,017	10,214
Other (1)	1,257	798
	$19,741	$16,070
___________________

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”), advertising services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2013 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2013 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2014, we would have recorded an additional cost of sales of approximately $75 million.
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
Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2014 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $29 million impact on our Q1 2014 operating income. Our estimated forfeiture rate as of March 31, 2014 and December 31, 2013 was 27%.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
Operating activities	$(2,502)	$(2,372)	$5,345	$4,245
Investing activities	(924)	(950)	(4,250)	(4,995)
Financing activities	(175)	(157)	(557)	3,106
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.5 billion for the trailing twelve months ended March 31, 2014, compared to $177 million for the trailing twelve months ended March 31, 2013. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended March 31, 2014, compared to the comparable prior year period, was primarily due to higher operating cash flows and decreased capital expenditures. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, and our net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $8.7 billion and $12.4 billion as of March 31, 2014, and December 31, 2013. Amounts held in foreign currencies were $3.7 billion and $5.6 billion as of March 31, 2014, and December 31, 2013, and were primarily British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen.
Cash provided by (used in) operating activities was $(2.5) billion and $(2.4) billion for Q1 2014 and Q1 2013. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2014, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, partially offset by changes in working capital.
Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(924) million and $(950) million for Q1 2014 and Q1 2013, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $1.1 billion and $670 million during Q1 2014 and Q1 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $128 million and $111 million for internal-use software and website development during Q1 2014 and Q1 2013. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $0 and $103 million during Q1 2014 and Q1 2013.
Cash provided by (used in) financing activities was $(175) million and $(157) million for Q1 2014 and Q1 2013. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $361 million and $182 million in Q1 2014 and
______________________

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

Q1 2013. Property and equipment acquired under capital leases were $716 million and $340 million during Q1 2014 and Q1 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $65 million and $25 million in Q1 2014 and Q1 2013. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $121 million for Q1 2014 and $0 for Q1 2013.
We recorded a tax provision of $73 million in Q1 2014 and a tax benefit of $18 million in Q1 2013. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2013, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation that expired in December 2013. As such, cash taxes paid (net of refunds) were $38 million and $86 million for Q1 2014 and Q1 2013. As of December 31, 2013, our federal net operating loss carryforward was approximately $275 million and we had approximately $295 million of federal tax credits potentially available to offset future tax liabilities. The U.S. federal research and development credit expired in December 2013. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby letters of credit, guarantees, debt, and real estate lease agreements. As of March 31, 2014 and December 31, 2013, restricted cash, cash equivalents, and marketable securities were $336 million and $301 million. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. This restriction would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.6 billion as of March 31, 2014. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 and 10 for Q1 2014 and Q1 2013. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.
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
Net Sales
Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we are the seller of record. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and services sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Net Sales:
North America	$11,858	$9,391
International	7,883	6,679
Consolidated	$19,741	$16,070
Year-over-year Percentage Growth:
North America	26%	26%
International	18	16
Consolidated	23	22
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	26%	26%
International	18	21
Consolidated	23	24
Net Sales Mix:
North America	60%	58%
International	40	42
Consolidated	100%	100%
Sales increased 23% in Q1 2014, compared to the comparable prior year period. Changes in currency exchange rates impacted net sales by $10 million and $(302) million for Q1 2014 and Q1 2013. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.
North America sales increased 26% in Q1 2014, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers, and AWS. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Due to AWS pricing changes, we expect future AWS revenue to be difficult to predict.
International sales increased 18% in Q1 2014, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $24 million and $(301) million for Q1 2014 and Q1 2013. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information
Supplemental information about outbound shipping results is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$849	$633
Shipping costs	(1,829)	(1,396)
Net shipping cost	$(980)	$(763)
Year-over-year Percentage Growth:
Shipping revenue	34%	37%
Shipping costs	31	24
Net shipping cost	28	14
Percent of Net Sales:
Shipping revenue	4.3%	4.0%
Shipping costs	(9.3)	(8.7)
Net shipping cost	(5.0)%	(4.7)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.
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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Net Sales:
North America
Media	$2,825	$2,513
Electronics and other general merchandise	7,829	6,128
Other (1)	1,204	750
Total North America	$11,858	$9,391
International
Media	$2,642	$2,545
Electronics and other general merchandise	5,188	4,086
Other (1)	53	48
Total International	$7,883	$6,679
Consolidated
Media	$5,467	$5,058
Electronics and other general merchandise	13,017	10,214
Other (1)	1,257	798
Total consolidated	$19,741	$16,070
Year-over-year Percentage Growth:
North America
Media	12%	14%
Electronics and other general merchandise	28	28
Other	60	64
Total North America	26	26
International
Media	4%	1%
Electronics and other general merchandise	27	28
Other	13	14
Total International	18	16
Consolidated
Media	8%	7%
Electronics and other general merchandise	27	28
Other	58	59
Total consolidated	23	22
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	4%	7%
Electronics and other general merchandise	26	32
Other	11	18
Total International	18	21
Consolidated
Media	8%	10%
Electronics and other general merchandise	27	30
Other	58	60
Total consolidated	23	24
Consolidated Net Sales Mix:
Media	28%	31%
Electronics and other general merchandise	66	64
Other	6	5
Total consolidated	100%	100%
___________________

(1)
Includes sales from non-retail activities, such as AWS sales, which are included in the North America segment, and advertising services and our co-branded credit card agreements, which are included in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$14,055	$—	$14,055	$11,801	$—	$11,801
Fulfillment	2,317	(81)	2,236	1,796	(61)	1,735
Marketing	870	(27)	843	632	(16)	616
Technology and content	1,991	(169)	1,822	1,383	(120)	1,263
General and administrative	327	(44)	283	246	(32)	214
Other operating expense (income), net	35	—	35	31	—	31
Total operating expenses	$19,595	$(321)	$19,274	$15,889	$(229)	$15,660
Year-over-year Percentage Growth:
Fulfillment	29%		29%	39%		38%
Marketing	38		37	32		32
Technology and content	44		44	46		47
General and administrative	33		32	23		23
Percent of Net Sales:
Fulfillment	11.7%		11.3%	11.2%		10.8%
Marketing	4.4		4.3	3.9		3.8
Technology and content	10.1		9.2	8.6		7.9
General and administrative	1.7		1.4	1.5		1.3
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
The increase in cost of sales in absolute dollars in Q1 2014, compared to the comparable prior year period, is primarily due to increased product, digital content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.
Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended March 31,
	2014	2013
Gross profit (in millions)	$5,686	$4,269
Gross margin	28.8%	26.6%
Gross margin increased in Q1 2014, compared to the comparable prior year period, primarily due to services sales increasing as a percentage of total sales. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements.
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
The increase in fulfillment costs in absolute dollars in Q1 2014, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q1 2014, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.
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
The increase in technology and content costs in absolute dollars in Q1 2014, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses, including those associated with our initiatives to expand our ecosystem of digital products and services, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2013 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q1 2014 and Q1 2013, we capitalized $150 million (including $22 million of stock-based compensation) and $130 million (including $19 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $133 million and $101 million for Q1 2014 and Q1 2013. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2014, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $321 million and $229 million during Q1 2014 and Q1 2013. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $35 million and $31 million for Q1 2014 and Q1 2013, and was primarily related to the amortization of intangible assets.
Income from Operations
For the reasons discussed above, income from operations decreased 19% to $146 million in Q1 2014, from $181 million in Q1 2013.
Interest Income and Expense
Our interest income was $11 million and $10 million during Q1 2014 and Q1 2013. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $42 million and $33 million during Q1 2014 and Q1 2013.
Other Income (Expense), Net
Other income (expense), net was $5 million and $(77) million during Q1 2014 and Q1 2013. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
In 2014, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2013.
Income tax expense for Q1 2014 was $73 million. In Q1 2013, we recognized an income tax benefit of $18 million, which included $46 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $61 million and $(17) million during Q1 2014 and Q1 2013. The primary component of this activity during Q1 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.

Effect of Exchange Rates
The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$19,731	$10	$19,741	$16,372	$(302)	$16,070
Operating expenses	19,603	(8)	19,595	16,179	(290)	15,889
Income from operations	128	18	146	193	(12)	181
___________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2014 and 2013 (in millions):

	Twelve Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$5,345	$4,245
Purchases of property and equipment, including internal-use software and website development	(3,854)	(4,068)
Free cash flow	$1,491	$177
Net cash provided by (used in) investing activities	$(4,250)	$(4,995)
Net cash provided by (used in) financing activities	$(557)	$3,106
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
Guidance
We provided guidance on April 24, 2014, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 24, 2014, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2014 Guidance

•	Net sales are expected to be between $18.1 billion and $19.8 billion, or to grow between 15% and 26% compared with second quarter 2013.

•	Operating income (loss) is expected to be between $(455) million and $(55) million, compared to $79 million in second quarter 2013.

•
This guidance includes approximately $455 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q1 2014, net sales from our International segment accounted for 40% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca (which is included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2014 increased by $24 million in comparison with Q1 2013.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2014, of $3.7 billion, an assumed 5%, 10%, and 20% negative currency movement would result in fair value declines of $185 million, $365 million, and $730 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2014, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $65 million, $135 million, and $305 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.
Investment Risk
As of March 31, 2014, our recorded basis in equity investments was $188 million. These investments primarily relate to equity method and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
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
Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages, including to satisfy indemnification obligations. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
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

Our Supplier Relationships Subject Us to a Number of Risks
We have significant suppliers, including licensors, and in some cases, limited or single-sources of supply, that are important to our sourcing, services, manufacturing, and any related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, content, components, or services, particular payment terms, or the extension of credit limits. If our current suppliers were to stop selling or licensing merchandise, content, components, or services to us on acceptable terms, or delay delivery, including as a result of one or more supplier bankruptcies due to poor economic conditions, as a result of natural disasters, or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. In addition, if our suppliers or other vendors violate applicable laws, regulations, our code of standards and responsibilities, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation, limit our growth, and negatively affect our operating results.
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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 24, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1	Form of Global Restricted Stock Unit Award Agreement for Executive Officers.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Thomas J. Szkutak, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.