Form 10-Q
period 2014-06-30
AMAZON COM INC
filed 2014-07-25
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

462,036,113 shares of common stock, par value $0.01 per share, outstanding as of July 16, 2014

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,074	$4,481	$8,658	$8,084	$3,704	$2,335
OPERATING ACTIVITIES:
Net income (loss)	(126)	(7)	(18)	75	181	(101)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	1,109	756	2,119	1,457	3,916	2,673
Stock-based compensation	391	298	711	526	1,318	978
Other operating expense (income), net	28	32	62	63	113	139
Losses (gains) on sales of marketable securities, net	(1)	—	(1)	—	1	(6)
Other expense (income), net	(8)	42	(57)	110	(1)	367
Deferred income taxes	(49)	21	(234)	(58)	(332)	(243)
Excess tax benefits from stock-based compensation	—	—	(121)	—	(199)	(304)
Changes in operating assets and liabilities:
Inventories	92	(30)	791	505	(1,124)	(1,116)
Accounts receivable, net and other	(299)	(211)	428	518	(936)	(922)
Accounts payable	(344)	—	(5,018)	(4,187)	1,056	1,962
Accrued expenses and other	(15)	(77)	(746)	(780)	770	728
Additions to unearned revenue	894	516	1,986	1,200	3,477	2,217
Amortization of previously unearned revenue	(810)	(460)	(1,542)	(921)	(2,913)	(1,840)
Net cash provided by (used in) operating activities	862	880	(1,640)	(1,492)	5,327	4,532
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,290)	(855)	(2,370)	(1,526)	(4,288)	(4,267)
Acquisitions, net of cash acquired, and other	(67)	(148)	(66)	(251)	(127)	(323)
Sales and maturities of marketable securities and other investments	962	696	1,555	1,296	2,565	2,544
Purchases of marketable securities and other investments	(336)	(1,113)	(773)	(1,888)	(1,710)	(3,774)
Net cash provided by (used in) investing activities	(731)	(1,420)	(1,654)	(2,369)	(3,560)	(5,820)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	—	121	—	199	304
Proceeds from long-term debt and other	286	81	351	107	627	3,274
Repayments of long-term debt, capital lease, and finance lease obligations	(475)	(290)	(836)	(473)	(1,363)	(748)
Net cash provided by (used in) financing activities	(189)	(209)	(364)	(366)	(537)	2,830
Foreign-currency effect on cash and cash equivalents	41	(28)	57	(153)	123	(173)
Net increase (decrease) in cash and cash equivalents	(17)	(777)	(3,601)	(4,380)	1,353	1,369
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,057	$3,704	$5,057	$3,704	$5,057	$3,704
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$31	$39	$49	$52	$94	$68
Cash paid for income taxes (net of refunds)	71	34	109	120	158	193
Property and equipment acquired under capital leases	920	447	1,636	787	2,716	1,233
Property and equipment acquired under build-to-suit leases	237	244	363	394	846	392
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product sales	$15,251	$12,752	$30,956	$26,023
Net services sales	4,089	2,952	8,125	5,751
Total net sales	19,340	15,704	39,081	31,774
Operating expenses (1):
Cost of sales	13,399	11,209	27,453	23,010
Fulfillment	2,382	1,837	4,699	3,633
Marketing	943	675	1,813	1,307
Technology and content	2,226	1,586	4,217	2,969
General and administrative	377	286	704	531
Other operating expense (income), net	28	32	63	64
Total operating expenses	19,355	15,625	38,949	31,514
Income (loss) from operations	(15)	79	132	260
Interest income	11	9	21	19
Interest expense	(45)	(33)	(87)	(66)
Other income (expense), net	22	(38)	27	(115)
Total non-operating income (expense)	(12)	(62)	(39)	(162)
Income (loss) before income taxes	(27)	17	93	98
Benefit (provision) for income taxes	(94)	(13)	(167)	6
Equity-method investment activity, net of tax	(5)	(11)	56	(29)
Net income (loss)	$(126)	$(7)	$(18)	$75
Basic earnings per share	$(0.27)	$(0.02)	$(0.04)	$0.16
Diluted earnings per share	$(0.27)	$(0.02)	$(0.04)	$0.16
Weighted average shares used in computation of earnings per share:
Basic	461	456	460	455
Diluted	461	456	460	463
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$104	$81	$184	$142
Marketing	32	24	59	40
Technology and content	206	155	375	274
General and administrative	49	38	93	70
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(126)	$(7)	$(18)	$75
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0, $(4), $1 and $(13)	11	7	39	(71)
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $0, $3, $(1) and $4	3	(7)	4	(9)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $0 and $0	(1)	—	(1)	—
Net unrealized gains (losses) on available-for-sale securities	2	(7)	3	(9)
Total other comprehensive income (loss)	13	—	42	(80)
Comprehensive income (loss)	$(113)	$(7)	$24	$(5)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,057	$8,658
Marketable securities	2,929	3,789
Inventories	6,644	7,411
Accounts receivable, net and other	4,125	4,767
Total current assets	18,755	24,625
Property and equipment, net	14,089	10,949
Goodwill	2,677	2,655
Other assets	2,377	1,930
Total assets	$37,898	$40,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,457	$15,133
Accrued expenses and other	6,688	6,688
Unearned revenue	1,606	1,159
Total current liabilities	18,751	22,980
Long-term debt	3,119	3,191
Other long-term liabilities	5,426	4,242
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 486 and 483
Outstanding shares — 462 and 459	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	10,405	9,573
Accumulated other comprehensive loss	(143)	(185)
Retained earnings	2,172	2,190
Total stockholders’ equity	10,602	9,746
Total liabilities and stockholders’ equity	$37,898	$40,159
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares used in computation of basic earnings per share	461	456	460	455
Total dilutive effect of outstanding stock awards	—	—	—	8
Shares used in computation of diluted earnings per share	461	456	460	463
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of June 30, 2014, and December 31, 2013, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 as of June 30, 2014 or December 31, 2013.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2014				December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$2,962	$—	$—	$2,962	$3,008
Level 1 securities:
Money market funds	2,462	—	—	2,462	5,914
Equity securities	2	1	—	3	4
Level 2 securities:
Foreign government and agency securities	358	2	—	360	758
U.S. government and agency securities	1,799	2	(2)	1,799	2,222
Corporate debt securities	681	4	—	685	741
Asset-backed securities	68	—	—	68	65
Other fixed income securities	36	—	—	36	36
	$8,368	$9	$(2)	$8,375	$12,748
Less: Restricted cash, cash equivalents, and marketable securities (1)				(389)	(301)
Total cash, cash equivalents, and marketable securities				$7,986	$12,447
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt, real estate leases, and amounts due to third-party sellers in certain jurisdictions. We classify cash and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalent and marketable fixed-income securities as of June 30, 2014 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,598	$3,599
Due after one year through five years	1,462	1,467
Due after five years through ten years	126	126
Due after ten years	218	218
	$5,404	$5,410
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $229 million and $180 million for Q2 2014 and Q2 2013, and $448 million and $348 million for the six months ended June 30, 2014 and 2013.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2014 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$276	$1,485	$81	$1,081	$69	$1,375	$4,367
Capital leases, including interest	1,012	1,482	693	186	98	129	3,600
Financing lease obligations, including interest	34	68	69	70	72	658	971
Operating leases	423	752	714	636	563	2,472	5,560
Unconditional purchase obligations (1)	304	517	250	214	61	47	1,393
Other commitments (2) (3)	525	583	269	149	119	1,325	2,970
Total commitments	$2,574	$4,887	$2,076	$2,336	$982	$6,006	$18,861
___________________

(1)
Includes unconditional purchase obligations related to long-term agreements to acquire and license digital content that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.

(2)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service and digital content liabilities associated with long-term digital content assets with initial terms greater than one year.

(3)	Excludes $590 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of June 30, 2014, and December 31, 2013, we have pledged or otherwise restricted $550 million and $482 million of our cash, marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2013 Annual Report on Form 10-K and in Item 1 of Part I, "Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings" of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2014, as supplemented by the following:
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

8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359 for lack of standing.  In July 2013, we filed motions seeking entry of a final judgment dismissing those claims with prejudice and for attorneys' fees, and plaintiff filed notices of appeal from the June 2013 order granting the motions to dismiss.   In October 2013, the court ruled that its dismissals are with prejudice, and Walker has appealed those rulings. In March 2014, the court stayed the case asserting U.S. Patent Nos. 6,601,036 and 6,138,105 pending the appeal of the cases asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 7,236,942.  We dispute the remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2011, Round Rock Research, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the District of Delaware.  The complaint alleges, among other things, that “RFID products” and “Kindle products with unlicensed DRAM” infringe: U.S. Patent Nos. 5,500,650 and 5,627,544, entitled “Data Communication Method Using Identification Protocol”; U.S. Patent No. 5,974,078, entitled "Modulated Spread Spectrum In RF Identification Systems Method”; U.S. Patent No. 6,459,726, entitled “Backscatter Interrogators, Communication Systems And Backscatter Communication Methods”; U.S. Patent No. RE41,531, entitled “Communications Systems For Radio Frequency Identification (RFID)”; U.S. Patent Nos. 6,975,556 and 7,106,646, entitled “Circuit And Method For Controlling A Clock Synchronizing Circuit For Low Power Refresh Operation”; U.S. Patent No. 7,221,020, entitled “Method To Construct A Self Aligned Recess Gate For DRAM Access Devices”; and U.S. Patent No. 7,389,369, entitled “Active Termination Control.”  In February 2012, the plaintiff filed an amended complaint that further alleges, among other things, that Kindle products allegedly including “unlicensed flash memory” infringe U.S. Patent No. 5,801,985, entitled “Memory System Having Programmable Control Parameters” and U.S. Patent No. 5,880,996, entitled “Memory System Having Non-Volatile Data Storage Structure For Memory Control Parameters And Method.”  In April 2012, the plaintiff filed a second amended complaint further alleging, among other things, that “RFID products” infringe U.S. Patent No. 5,266,925, entitled “Electronic Tag Interrogation Method,” U.S. Patent No. 5,583,850, entitled “Data Communication System Using Identification Protocol,” U.S. Patent No. 5,986,570, entitled “Method For Resolving Signal Collisions Between Multiple RFID Transponders In A Field,” U.S. Patent No. 7,265,674, entitled “Thin, Flexible RFID Labels, And Methods And Apparatus For Use,” and U.S. Patent No. RE41,562, entitled “System And Method For Electronic Tracking Of Units Associated With A Batch.”  The second amended complaint seeks an unspecified amount of damages, enhanced damages, interest, costs, and attorneys’ fees.  In April 2012, the case was stayed pending reexamination of ten of the asserted patents.  In April 2014, Round Rock dismissed without prejudice its claims concerning U.S. Patent Nos. 6,975,556, 7,106,646, 7,221,020, and 7,389,369.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2012, OIP Technologies, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Northern District of California. The complaint alleged, among other things, that certain aspects of our pricing methods infringed U.S. Patent No. 7,970,713, entitled “Method And Apparatus For Automatic Pricing In Electronic Commerce.” The complaint sought three times an unspecified amount of damages, attorneys’ fees, and interest. In September 2012, the court invalidated the plaintiff’s patent and dismissed the case with prejudice. In September 2012, OIP appealed the judgment of the district court to the United States Court of Appeals for the Federal Circuit, which, in November 2012, stayed all proceedings pending its decision in a separate case that raises a related question of law and, in June 2013, continued the stay pending a decision by the United States Supreme Court. In July 2014, the court of appeals lifted the stay.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In April 2014, Spansion LLC filed complaints for patent infringement against Amazon.com, Inc. in both the United States District Court for the Northern District of California and the United States International Trade Commission. The complaints allege, among other things, that the Amazon Kindle Paperwhite infringes U.S. Patent No. 6,246,611, entitled “System For Erasing A Memory Cell,” and U.S. Patent No. 6,744,666, entitled “Method And System To Minimize Page Programming Time For Flash Memory Devices.” The district court complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, interest, and injunctive relief. The International Trade Commission complaint seeks an exclusion order preventing the importation of Kindle Paperwhites into the United States, as well as a cease-and-desist order barring sale of Kindle Paperwhites after importation. In June 2014, the district court case was stayed pending resolution of the International Trade Commission action. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In June 2014, SimpleAir, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas.  The complaint alleges, among other things, that Amazon Device Messaging and Simple Notification Service infringe U.S Patent Nos. 7,035,914, 8,090,803, 8,572,279, 8,601,154, and 8,639,838, all of which are entitled “System and Method for Transmission of Data.” The complaint seeks an unspecified amount of damages, pre-judgment interest, costs, attorneys’ fees, enhanced damages, and injunctive relief.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In June 2014, Enterprise Systems Technologies S.a.r.l. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas.  The complaint alleges, among other things, that Amazon’s sale of consumer electronics from Apple, Samsung, and Motorola infringes U.S. Patent No. 5,870,610, entitled “Autoconfigurable Method And

System Having Automated Downloading,” U.S. Patent No. 6,785,381, entitled “Telephone Having Improved Hands Free Operation Audio Quality And Method Of Operation Thereof,” U.S. Patent No. 6,549,366, entitled “Headset/Radio Audio Sensing Jack,” and U.S. Patent No. 7,454,201, entitled “System For Providing Messages Through A Private Network And Mobile Station.”  The complaint further alleges that Kindle Fire HDX devices infringe U.S. Patent No. 6,236,642, entitled “Apparatus And Method For Network Resource Preservation.”  The complaint seeks an unspecified amount of damages, interest, costs, and attorneys’ fees.  We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.  In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of loss is not possible and we may be unable to estimate the possible loss or range of loss that could potentially result from the application of non-monetary remedies.
See also “Note 7 — Income Taxes.”
Note 4 — EQUITY-METHOD INVESTMENTS
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Statements of Operations:
Revenue	$152	$205
Gross profit	120	154
Operating expenses	174	199
Operating loss from continuing operations	(54)	(45)
Net loss from continuing operations	(39)	(42)
Net income (loss) from discontinued operations (1)	204	(35)
Net income (loss)	$165	$(77)
___________________

(1)
In January 2014, LivingSocial completed the sale of its Korean operations for approximately $260 million and, in Q1 2014, recognized a gain on disposal of $205 million, net of tax. The statement of operations information above has been recast to present the Korean operations as discontinued operations.

As of June 30, 2014, our total investment in LivingSocial is approximately 31% of voting stock and has a book value of $94 million.
Note 5 — LONG-TERM DEBT
In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of June 30, 2014, and December 31, 2013, the unamortized discount on the Notes was $21 million and $23 million. We also have other long-term debt with a carrying amount, including the current portion, of $1.0 billion and $967 million as of June 30, 2014 and December 31, 2013. The face value of our total long-term debt obligations is as follows (in millions):

	June 30, 2014	December 31, 2013
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	1,000	967
Total debt	4,000	3,967
Less current portion of long-term debt	(860)	(753)
Face value of long-term debt	$3,140	$3,214

The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion as of June 30, 2014 and December 31, 2013, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 5.6% and 5.5% as of June 30, 2014 and December 31, 2013. We used the net proceeds from the issuance of the debt to primarily fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of June 30, 2014 and December 31, 2013.
Note 6 — STOCKHOLDERS' EQUITY
Stock Repurchase Activity
In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 480 million as of June 30, 2014, and 476 million as of December 31, 2013. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the six months ended June 30, 2014 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2013	16.3	$233
Units granted	5.1	332
Units vested	(2.6)	192
Units forfeited	(1.2)	251
Outstanding as of June 30, 2014	17.6	$266
Scheduled vesting for outstanding restricted stock units as of June 30, 2014, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled vesting—restricted stock units	2.6	5.9	5.7	2.4	0.7	0.3	17.6
As of June 30, 2014, there was $2.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.
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
Tax expense for the six months ended June 30, 2014 was $167 million, which included $91 million of discrete tax items primarily attributable to audit-related developments. In the six months ended June 30, 2013, we recognized an income tax benefit of $6 million, which included $51 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.
Cash paid for income taxes (net of refunds) was $71 million and $34 million in Q2 2014 and Q2 2013, and $109 million and $120 million for the six months ended June 30, 2014 and 2013.
As of June 30, 2014, and December 31, 2013, tax contingencies were $590 million and $407 million. We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses. As previously disclosed, we have received Notices of Proposed Adjustment from the IRS for the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax over a seven year period beginning in 2005, totaling approximately $1.5 billion, subject to interest. To date, we have not resolved this matter administratively and, in December 2012, we petitioned the U.S. Tax Court to resolve the matter. We continue to disagree with these IRS positions and intend to defend ourselves vigorously in this matter.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America
Net sales	$11,998	$9,495	$23,856	$18,886
Segment operating expenses (1)	11,560	9,086	22,856	18,020
Segment operating income	$438	$409	$1,000	$866
International
Net sales	$7,342	$6,209	$15,225	$12,888
Segment operating expenses (1)	7,376	6,209	15,319	12,904
Segment operating income (loss)	$(34)	$—	$(94)	$(16)
Consolidated
Net sales	$19,340	$15,704	$39,081	$31,774
Segment operating expenses (1)	18,936	15,295	38,175	30,924
Segment operating income	404	409	906	850
Stock-based compensation	(391)	(298)	(711)	(526)
Other operating income (expense), net	(28)	(32)	(63)	(64)
Income (loss) from operations	(15)	79	132	260
Total non-operating income (expense)	(12)	(62)	(39)	(162)
Benefit (provision) for income taxes	(94)	(13)	(167)	6
Equity-method investment activity, net of tax	(5)	(11)	56	(29)
Net income (loss)	$(126)	$(7)	$(18)	$75
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.
Net sales of similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Media	$4,844	$4,397	$10,311	$9,455
Electronics and other general merchandise	13,278	10,415	26,296	20,629
Other (1)	1,218	892	2,474	1,690
	$19,340	$15,704	$39,081	$31,774
___________________

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”), advertising services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2014, we would have recorded an additional cost of sales of approximately $75 million.
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
Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2014 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $31 million impact on our Q2 2014 operating income. Our estimated forfeiture rate as of June 30, 2014 and December 31, 2013 was 27%.
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
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, our effective tax rate would be adversely affected. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1— Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Operating activities	$862	$880	$(1,640)	$(1,492)	$5,327	$4,532
Investing activities	(731)	(1,420)	(1,654)	(2,369)	(3,560)	(5,820)
Financing activities	(189)	(209)	(364)	(366)	(537)	2,830
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.0 billion for the trailing twelve months ended June 30, 2014, compared to $265 million for the trailing twelve months ended June 30, 2013. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended June 30, 2014, compared to the comparable prior year period, was primarily due to higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $8.0 billion and $12.4 billion as of June 30, 2014, and December 31, 2013. Amounts held in foreign currencies were $3.7 billion and $5.6 billion as of June 30, 2014, and December 31, 2013, and were primarily British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen.
Cash provided by (used in) operating activities was $862 million and $880 million for Q2 2014 and Q2 2013, and $(1.6) billion and $(1.5) billion for the six months ended June 30, 2014 and 2013. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2014, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, partially offset by changes in working capital.
Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(731) million and $(1.4) billion for Q2 2014 and Q2 2013, and $(1.7) billion and $(2.4) billion for the six months ended June 30, 2014 and 2013, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $1.3 billion and $855 million during Q2 2014 and Q2 2013, and $2.4 billion and $1.5 billion for the six months ended June 30, 2014 and 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $141 million and $116 million for internal-use software and website development during Q2 2014 and Q2 2013, and $269 million and $227 million for the six months ended June 30, 2014 and 2013. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $67 million and $148 million during Q2 2014 and Q2 2013, and $66 million and $251 million for the six months ended June 30, 2014 and 2013.
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

Cash provided by (used in) financing activities was $(189) million and $(209) million for Q2 2014 and Q2 2013, and $(364) million and $(366) million for the six months ended June 30, 2014 and 2013. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $475 million and $290 million in Q2 2014 and Q2 2013, and $836 million and $473 million for the six months ended June 30, 2014 and 2013. Property and equipment acquired under capital leases were $920 million and $447 million during Q2 2014 and Q2 2013, and $1.6 billion and $787 million during the six months ended June 30, 2014 and 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $286 million and $81 million in Q2 2014 and Q2 2013, and $351 million and $107 million for the six months ended June 30, 2014 and 2013. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions was $0 for Q2 2014 and Q2 2013, and $121 million and $0 for the six months ended June 30, 2014 and 2013.
We recorded net tax provisions of $94 million and $13 million in Q2 2014 and Q2 2013, and a tax provision of $167 million and tax benefit of $6 million for the six months ended June 30, 2014 and 2013. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2013, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation that expired in December 2013. Cash taxes paid (net of refunds) were $71 million and $34 million for Q2 2014 and Q2 2013, and $109 million and $120 million for the six months ended June 30, 2014 and 2013. As of December 31, 2013, our federal net operating loss carryforward was approximately $275 million and we had approximately $295 million of federal tax credits potentially available to offset future tax liabilities. The U.S. federal research and development credit expired in December 2013. As we utilize our federal net operating losses and tax credit carryforwards, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. This restriction would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of June 30, 2014 and December 31, 2013, restricted cash, cash equivalents, and marketable securities were $389 million and $301 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.6 billion as of June 30, 2014. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for Q2 2014 and Q2 2013. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize outsource fulfillment providers.
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
Net Sales
Net sales include product and services sales. Product sales represent revenue from the sale of products and related shipping fees and digital content where we record revenue gross. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and services sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
North America	$11,998	$9,495	$23,856	$18,886
International	7,342	6,209	15,225	12,888
Consolidated	$19,340	$15,704	$39,081	$31,774
Year-over-year Percentage Growth:
North America	26%	30%	26%	28%
International	18	13	18	14
Consolidated	23	22	23	22
Year-over-year Percentage Growth, excluding effect of exchange rates:
North America	26%	30%	26%	28%
International	14	20	16	21
Consolidated	22	25	22	25
Net Sales Mix:
North America	62%	60%	61%	59%
International	38	40	39	41
Consolidated	100%	100%	100%	100%
Sales increased 23% in Q2 2014 and 23% for the six months ended June 30, 2014, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $237 million and $(392) million for Q2 2014 and Q2 2013, and by $247 million and $(694) million for the six months ended June 30, 2014 and 2013. For a discussion of the effect on sales growth of exchange rates, see “Effect of Exchange Rates” below.
North America sales increased 26% in Q2 2014 and 26% for six months ended June 30, 2014, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers, and AWS, which was partially offset by AWS pricing changes. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.
International sales increased 18% in Q2 2014 and 18% for the six months ended June 30, 2014, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $246 million and $(391) million for Q2 2014 and Q2 2013, and $271 million and $(692) million for the six months ended June 30, 2014 and 2013. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information
Supplemental information about outbound shipping results is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$889	$646	$1,738	$1,279
Shipping costs	(1,812)	(1,364)	(3,641)	(2,760)
Net shipping cost	$(923)	$(718)	$(1,903)	$(1,481)
Year-over-year Percentage Growth:
Shipping revenue	38%	38%	36%	37%
Shipping costs	33	29	32	26
Net shipping cost	29	23	28	18
Percent of Net Sales:
Shipping revenue	4.6%	4.1%	4.4%	4.0%
Shipping costs	(9.4)	(8.7)	(9.3)	(8.7)
Net shipping cost	(4.8)%	(4.6)%	(4.9)%	(4.7)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.
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

Net sales by similar products and services were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
North America
Media	$2,464	$2,173	$5,289	$4,686
Electronics and other general merchandise	8,366	6,478	16,196	12,606
Other (1)	1,168	844	2,371	1,594
Total North America	$11,998	$9,495	$23,856	$18,886
International
Media	$2,380	$2,224	$5,022	$4,769
Electronics and other general merchandise	4,912	3,937	10,100	8,024
Other (1)	50	48	103	95
Total International	$7,342	$6,209	$15,225	$12,888
Consolidated
Media	$4,844	$4,397	$10,311	$9,455
Electronics and other general merchandise	13,278	10,415	26,296	20,629
Other (1)	1,218	892	2,474	1,690
Total consolidated	$19,340	$15,704	$39,081	$31,774
Year-over-year Percentage Growth:
North America
Media	13%	16%	13%	15%
Electronics and other general merchandise	29	31	28	30
Other	38	64	49	64
Total North America	26	30	26	28
International
Media	7%	(1)%	5%	—%
Electronics and other general merchandise	25	22	26	25
Other	4	22	8	18
Total International	18	13	18	14
Consolidated
Media	10%	7%	9%	7%
Electronics and other general merchandise	27	28	27	28
Other	37	61	46	60
Total consolidated	23	22	23	22
Year-over-year Percentage Growth:
Excluding the effect of exchange rates
International
Media	4%	7%	4%	7%
Electronics and other general merchandise	20	29	23	31
Other	(1)	27	5	22
Total International	14	20	16	21
Consolidated
Media	9%	11%	8%	11%
Electronics and other general merchandise	26	30	27	30
Other	36	61	46	61
Total consolidated	22	25	22	25
Consolidated Net Sales Mix:
Media	25%	28%	27%	30%
Electronics and other general merchandise	69	66	67	65
Other	6	6	6	5
Total consolidated	100%	100%	100%	100%
___________________

(1)
Includes sales from non-retail activities, such as AWS sales, which are included in the North America segment, and advertising services and our co-branded credit card agreements, which are included in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$13,399	$—	$13,399	$11,209	$—	$11,209	$27,453	$—	$27,453	$23,010	$—	$23,010
Fulfillment	2,382	(104)	2,278	1,837	(81)	1,756	4,699	(184)	4,515	3,633	(142)	3,491
Marketing	943	(32)	911	675	(24)	651	1,813	(59)	1,754	1,307	(40)	1,267
Technology and content	2,226	(206)	2,020	1,586	(155)	1,431	4,217	(375)	3,842	2,969	(274)	2,695
General and administrative	377	(49)	328	286	(38)	248	704	(93)	611	531	(70)	461
Other operating expense (income), net	28	—	28	32	—	32	63	—	63	64	—	64
Total operating expenses	$19,355	$(391)	$18,964	$15,625	$(298)	$15,327	$38,949	$(711)	$38,238	$31,514	$(526)	$30,988
Year-over-year Percentage Growth:
Fulfillment	30%		30%	35%		35%	29%		29%	37%		36%
Marketing	40		40	26		25	39		39	29		28
Technology and content	41		41	47		48	43		42	47		47
General and administrative	33		33	23		26	32		32	23		24
Percent of Net Sales:
Fulfillment	12.3%		11.8%	11.7%		11.2%	12.0%		11.6%	11.4%		11.0%
Marketing	4.9		4.7	4.3		4.1	4.6		4.5	4.1		4.0
Technology and content	11.5		10.4	10.1		9.1	10.8		9.8	9.3		8.5
General and administrative	2.0		1.7	1.8		1.6	1.8		1.6	1.7		1.5
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Cost of Sales
Cost of sales consists of the purchase price of consumer products, and digital media content where we record revenue gross, including Prime Instant Video, inbound and outbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.
The increase in cost of sales in absolute dollars in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year periods, is primarily due to increased product, digital media content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings.
Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit (in millions)	$5,941	$4,495	$11,628	$8,764
Gross margin	30.7%	28.6%	29.8%	27.6%
Gross margin increased in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year period, primarily due to services sales increasing as a percentage of total sales. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements.

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
The increase in fulfillment costs in absolute dollars in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
We seek to efficiently invest in several areas of technology and content such as technology infrastructure, including AWS, expansion of new and existing product categories and offerings, and initiatives to expand our ecosystem of digital products and services, as well as in technology infrastructure so we may continue to enhance the customer experience and improve our process efficiency. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. Digital media content where we record revenue gross, including Prime Instant Video, is included in cost of sales.
The increase in technology and content costs in absolute dollars in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses, including those associated with our initiatives to expand our ecosystem of digital products and services, and increased spending on technology infrastructure, including AWS. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2013 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q2 2014 and Q2 2013, we capitalized $170 million (including $29 million of stock-based compensation) and $141 million (including $25 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2014 and 2013, we capitalized $320 million (including $51 million of stock-based compensation) and $271 million (including $44 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $139 million and $107 million for Q2 2014 and Q2 2013, and $272 million and $209 million for the six months ended June 30, 2014 and 2013. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2014 and for the six months ended June 30, 2014, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $391 million and $298 million during Q2 2014 and Q2 2013, and $711 million and $526 million for the six months ended June 30, 2014 and 2013. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $28 million and $32 million for Q2 2014 and Q2 2013, and $63 million and $64 million for the six months ended June 30, 2014 and 2013, and was primarily related to the amortization of intangible assets.
Income (Loss) from Operations
For the reasons discussed above, income (loss) from operations decreased 118% to $(15) million in Q2 2014, from $79 million in Q2 2013, and decreased 49% to $132 million for the six months ended June 30, 2014, from $260 million for the six months ended June 30, 2013.
Interest Income and Expense
Our interest income was $11 million and $9 million during Q2 2014 and Q2 2013, and $21 million and $19 million for the six months ended June 30, 2014 and 2013. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds and the prevailing rates we are earning on them, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $45 million and $33 million during Q2 2014 and Q2 2013, and $87 million and $66 million for the six months ended June 30, 2014 and 2013.
Other Income (Expense), Net
Other income (expense), net was $22 million and $(38) million during Q2 2014 and Q2 2013, and $27 million and $(115) million for the six months ended June 30, 2014 and 2013. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
Tax expense for the six months ended June 30, 2014 was $167 million, which included $91 million of discrete tax items primarily attributable to audit-related developments. In the six months ended June 30, 2013, we recognized an income tax benefit of $6 million, which included $51 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(5) million and $(11) million during Q2 2014 and Q2 2013, and $56 million and $(29) million for the six months ended June 30, 2014 and 2013. The primary component of this activity during the six months ended June 30, 2014, was our share of a gain recorded in Q1 2014 by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.

Effect of Exchange Rates
The effect on our consolidated statements of operations from changes in exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$19,103	$237	$19,340	$16,096	$(392)	$15,704	$38,834	$247	$39,081	$32,468	$(694)	$31,774
Operating expenses	19,149	206	19,355	15,999	(374)	15,625	38,752	197	38,949	32,178	(664)	31,514
Income from operations	(46)	31	(15)	97	(18)	79	82	50	132	290	(30)	260
___________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.
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

The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2014 and 2013 (in millions):

	Twelve Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$5,327	$4,532
Purchases of property and equipment, including internal-use software and website development	(4,288)	(4,267)
Free cash flow	$1,039	$265
Net cash provided by (used in) investing activities	$(3,560)	$(5,820)
Net cash provided by (used in) financing activities	$(537)	$2,830
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
Guidance
We provided guidance on July 24, 2014, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 24, 2014, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2014 Guidance

•	Net sales are expected to be between $19.7 billion and $21.5 billion, or to grow between 15% and 26% compared with third quarter 2013.

•	Operating loss is expected to be between $810 million and $410 million, compared to $25 million in third quarter 2013.

•
This guidance includes approximately $410 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
Foreign Exchange Risk
During Q2 2014, net sales from our International segment accounted for 38% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2014 increased by $246 million in comparison with Q2 2013.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2014, of $3.7 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $185 million, $365 million, and $735 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2014, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $90 million, $190 million, and $430 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.
Investment Risk
As of June 30, 2014, our recorded basis in equity investments was $213 million. These investments primarily relate to equity method and cost method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more difficult due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
The People’s Republic of China (“PRC”) regulates Amazon’s and its affiliates’ businesses and operations in the PRC through regulations and license requirements restricting (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in conjunction with third parties that hold PRC licenses to provide services. Although we believe these structures comply with existing PRC laws, they involve unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely. In addition, the Chinese businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such businesses.
If We Do Not Successfully Optimize and Operate Our Fulfillment and Data Centers, Our Business Could Be Harmed
If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment and data centers successfully, it could result in excess or insufficient fulfillment or data center capacity, or result in increased costs, impairment charges, or both, or harm our business in other ways. As we continue to add fulfillment, warehouse, and data center capability or add new businesses with different requirements, our fulfillment and data center networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
In addition, a failure to optimize inventory in our fulfillment centers will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment and customer service centers. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment centers.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.
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
We Could be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, our effective tax rate would be adversely affected. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

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
Dated: July 24, 2014

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.