Form 10-Q
period 2014-09-30
AMAZON COM INC
filed 2014-10-24
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

463,006,452 shares of common stock, par value $0.01 per share, outstanding as of October 15, 2014

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,057	$3,704	$8,658	$8,084	$3,872	$2,980
OPERATING ACTIVITIES:
Net income (loss)	(437)	(41)	(455)	34	(216)	132
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	1,247	834	3,366	2,291	4,329	2,953
Stock-based compensation	377	281	1,089	808	1,414	1,043
Other operating expense (income), net	31	11	93	74	133	110
Losses (gains) on sales of marketable securities, net	(3)	1	(4)	1	(3)	—
Other expense (income), net	42	5	(16)	115	36	214
Deferred income taxes	(270)	11	(503)	(47)	(613)	(195)
Excess tax benefits from stock-based compensation	—	—	(121)	—	(199)	(239)
Changes in operating assets and liabilities:
Inventories	(845)	(586)	(54)	(80)	(1,383)	(1,054)
Accounts receivable, net and other	(362)	(125)	66	393	(1,173)	(632)
Accounts payable	1,724	947	(3,294)	(3,240)	1,834	1,686
Accrued expenses and other	4	(72)	(742)	(853)	847	558
Additions to unearned revenue	1,069	672	3,055	1,872	3,874	2,417
Amortization of previously unearned revenue	(811)	(550)	(2,353)	(1,471)	(3,175)	(2,016)
Net cash provided by (used in) operating activities	1,766	1,388	127	(103)	5,705	4,977
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,378)	(1,038)	(3,748)	(2,565)	(4,628)	(4,589)
Acquisitions, net of cash acquired, and other	(860)	(1)	(926)	(252)	(986)	(287)
Sales and maturities of marketable securities and other investments	1,439	494	2,994	1,791	3,509	2,296
Purchases of marketable securities and other investments	(147)	(518)	(920)	(2,406)	(1,339)	(3,934)
Net cash provided by (used in) investing activities	(946)	(1,063)	(2,600)	(3,432)	(3,444)	(6,514)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	—	—	121	—	199	239
Proceeds from long-term debt and other	28	25	379	132	628	3,189
Repayments of long-term debt, capital lease, and finance lease obligations	(440)	(255)	(1,277)	(728)	(1,547)	(858)
Net cash provided by (used in) financing activities	(412)	(230)	(777)	(596)	(720)	2,570
Foreign-currency effect on cash and cash equivalents	(207)	73	(150)	(81)	(155)	(141)
Net increase (decrease) in cash and cash equivalents	201	168	(3,400)	(4,212)	1,386	892
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,258	$3,872	$5,258	$3,872	$5,258	$3,872
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$7	$8	$56	$60	$93	$70
Cash paid for income taxes (net of refunds)	38	23	148	143	173	195
Property and equipment acquired under capital leases	1,158	526	2,794	1,313	3,347	1,552
Property and equipment acquired under build-to-suit leases	343	269	707	663	920	647
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product sales	$16,022	$13,808	$46,978	$39,831
Net service sales	4,557	3,284	12,681	9,034
Total net sales	20,579	17,092	59,659	48,865
Operating expenses (1):
Cost of sales	14,627	12,366	42,080	35,375
Fulfillment	2,643	2,034	7,342	5,667
Marketing	993	694	2,806	2,001
Technology and content	2,423	1,734	6,639	4,703
General and administrative	406	278	1,110	810
Other operating expense (income), net	31	11	94	74
Total operating expenses	21,123	17,117	60,071	48,630
Income (loss) from operations	(544)	(25)	(412)	235
Interest income	9	9	31	28
Interest expense	(49)	(36)	(136)	(102)
Other income (expense), net	(50)	9	(23)	(107)
Total non-operating income (expense)	(90)	(18)	(128)	(181)
Income (loss) before income taxes	(634)	(43)	(540)	54
Benefit (provision) for income taxes	205	12	38	18
Equity-method investment activity, net of tax	(8)	(10)	47	(38)
Net income (loss)	$(437)	$(41)	$(455)	$34
Basic earnings per share	$(0.95)	$(0.09)	$(0.99)	$0.08
Diluted earnings per share	$(0.95)	$(0.09)	$(0.99)	$0.07
Weighted average shares used in computation of earnings per share:
Basic	463	457	461	456
Diluted	463	457	461	464
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$93	$70	$278	$213
Marketing	32	23	91	63
Technology and content	204	154	579	428
General and administrative	48	34	141	104
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(437)	$(41)	$(455)	$34
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(1), $(1), $0 and $(14)	(248)	111	(209)	41
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $2, $(1), $1 and $3	(1)	1	2	(8)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $0, $(1) and $(1)	(2)	1	(2)	—
Net unrealized gains (losses) on available-for-sale securities	(3)	2	—	(8)
Total other comprehensive income (loss)	(251)	113	(209)	33
Comprehensive income (loss)	$(688)	$72	$(664)	$67
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,258	$8,658
Marketable securities	1,625	3,789
Inventories	7,316	7,411
Accounts receivable, net and other	4,373	4,767
Total current assets	18,572	24,625
Property and equipment, net	15,702	10,949
Goodwill	3,332	2,655
Other assets	2,813	1,930
Total assets	$40,419	$40,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,811	$15,133
Accrued expenses and other	7,217	6,688
Unearned revenue	1,814	1,159
Total current liabilities	20,842	22,980
Long-term debt	3,099	3,191
Other long-term liabilities	6,142	4,242
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 487 and 483
Outstanding shares — 463 and 459	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	10,827	9,573
Accumulated other comprehensive loss	(394)	(185)
Retained earnings	1,735	2,190
Total stockholders’ equity	10,336	9,746
Total liabilities and stockholders’ equity	$40,419	$40,159
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
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards of 18 million and 17 million in Q3 2014 and Q3 2013, and 17 million in the nine months ended September 30, 2014, were excluded as their inclusion would have an antidilutive effect.
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares used in computation of basic earnings per share	463	457	461	456
Total dilutive effect of outstanding stock awards	—	—	—	8
Shares used in computation of diluted earnings per share	463	457	461	464

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of September 30, 2014, and December 31, 2013, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of September 30, 2014, or December 31, 2013.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2014				December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$3,022	$—	$—	$3,022	$3,008
Level 1 securities:
Money market funds	2,608	—	—	2,608	5,914
Equity securities	2	1	—	3	4
Level 2 securities:
Foreign government and agency securities	78	1	—	79	758
U.S. government and agency securities	1,069	1	(2)	1,068	2,222
Corporate debt securities	392	1	—	393	741
Asset-backed securities	68	—	—	68	65
Other fixed income securities	35	—	—	35	36
	$7,274	$4	$(2)	$7,276	$12,748
Less restricted cash, cash equivalents, and marketable securities (1)				(393)	(301)
Total cash, cash equivalents, and marketable securities				$6,883	$12,447
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt, real estate leases, and amounts due to third-party sellers in certain jurisdictions. We classify cash, cash equivalents and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of September 30, 2014 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$3,101	$3,102
Due after one year through five years	819	820
Due after five years through ten years	121	121
Due after ten years	209	208
Total	$4,250	$4,251
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and financing leases for equipment and office, fulfillment center, and data center facilities. Rental expense under operating lease agreements was $252 million and $197 million for Q3 2014 and Q3 2013, and $700 million and $545 million for the nine months ended September 30, 2014 and 2013.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2014 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$222	$1,519	$82	$1,081	$69	$1,375	$4,348
Capital leases, including interest	820	2,006	958	327	135	141	4,387
Financing lease obligations, including interest	27	95	96	98	99	943	1,358
Operating leases	225	798	745	667	582	2,470	5,487
Unconditional purchase obligations (1)	167	475	375	300	123	28	1,468
Other commitments (2) (3)	304	714	296	168	125	1,140	2,747
Total commitments	$1,765	$5,607	$2,552	$2,641	$1,133	$6,097	$19,795
___________________

(1)
Includes unconditional purchase obligations related to long-term agreements to acquire and license digital content that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.

(2)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service and digital content liabilities associated with long-term digital content assets with initial terms greater than one year.

(3)	Excludes $626 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of September 30, 2014, and December 31, 2013, we have pledged or otherwise restricted $549 million and $482 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2013 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the Periods Ended March 31, 2014, and June 30, 2014, as supplemented by the following:
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

8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359 for lack of standing.  In July 2013, we filed motions seeking entry of a final judgment dismissing those claims with prejudice and for attorneys’ fees, and plaintiff filed notices of appeal from the June 2013 order granting the motions to dismiss.  In October 2013, the court ruled that its dismissals are with prejudice, and Walker has appealed those rulings. In March 2014, the court stayed the case asserting U.S. Patent Nos. 6,601,036 and 6,138,105 pending the appeal of the cases asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359. In September 2014, the court dismissed the matter asserting U.S. Patent No. 6,381,582 with prejudice.  We dispute the remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 8 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
On September 25, 2014, we acquired Twitch Interactive, Inc. (“Twitch”) for approximately $842 million in cash, as adjusted for the assumption of options and other items. During the nine months ended September 30, 2014, we acquired certain other companies for an aggregate purchase price of $20 million. Acquisition activity for the nine months ended September 30, 2013 was not material. We acquired Twitch because of its community and the live streaming experience it provides. The primary reasons for our other 2014 acquisitions were to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and not significant. Due to the limited amount of time since the acquisition of Twitch, the valuation of certain assets and liabilities is preliminary and subject to change. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$813
Stock options assumed	44
Indemnification holdback	5
$862
Allocation
Goodwill	$702
Intangible assets (1):
Marketing-related	23
Contract-based	1
Technology-based	33
Customer-related	174
231
Property and equipment	21
Deferred tax assets	65
Other assets acquired	34
Deferred tax liabilities	(90)
Other liabilities assumed	(101)
$862
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and five years, with a weighted-average amortization period of five years.
The fair value of assumed stock options of $39 million, estimated using the Black-Scholes model, will be expensed over the remaining service period. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line or accelerated basis over their estimated useful lives.

Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $12 million and $3 million for the nine months ended September 30, 2014. The following pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Net sales	$59,712	$48,900
Net income (loss)	$(501)	$(50)
Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in the first nine months of 2014 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2014	$2,033	$622	$2,655
New acquisitions (1)	544	158	702
Other adjustments (2)	—	(25)	(25)
Goodwill - September 30, 2014	$2,577	$755	$3,332
 ___________________

(1)	Primarily includes the goodwill of Twitch.

(2)	Primarily includes changes in foreign exchange rates.
Note 5 — EQUITY-METHOD INVESTMENTS
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Statements of Operations:
Revenue	$215	$289
Gross profit	169	225
Operating expenses	261	283
Operating loss from continuing operations	(92)	(58)
Net loss from continuing operations	(75)	(50)
Net income (loss) from discontinued operations (1)	206	(54)
Net income (loss)	$131	$(104)
___________________

(1)
In January 2014, LivingSocial completed the sale of its Korean operations for approximately $260 million and, in Q1 2014, recognized a gain on disposal of $205 million, net of tax. The statement of operations information above has been recast to present the Korean operations as discontinued operations.

As of September 30, 2014, our total investment in LivingSocial is approximately 31% of voting stock and has a book value of $84 million.

Note 6 — LONG-TERM DEBT
In November 2012, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the “Notes”). As of September 30, 2014, and December 31, 2013, the unamortized discount on the Notes was $20 million and $23 million. We also have other long-term debt with a carrying amount, including the current portion, of $983 million and $967 million as of September 30, 2014, and December 31, 2013. The face value of our total long-term debt obligations is as follows (in millions):

	September 30, 2014	December 31, 2013
0.65% Notes due on November 27, 2015	$750	$750
1.20% Notes due on November 29, 2017	1,000	1,000
2.50% Notes due on November 29, 2022	1,250	1,250
Other long-term debt	983	967
Total debt	3,983	3,967
Less current portion of long-term debt	(864)	(753)
Face value of long-term debt	$3,119	$3,214
The effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%. Interest on the Notes is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The estimated fair value of the Notes was approximately $2.9 billion as of September 30, 2014, and December 31, 2013, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 5.6% and 5.5% as of September 30, 2014, and December 31, 2013. We used the net proceeds from the issuance of the debt to primarily fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of September 30, 2014, and December 31, 2013.
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of September 30, 2014.
Note 7 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In January 2010, our Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock with no fixed expiration. We have $763 million remaining under the $2.0 billion repurchase program.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 481 million as of September 30, 2014, and 476 million as of December 31, 2013. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2014 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2013	16.3	$233
Units granted	6.6	335
Units vested	(3.6)	196
Units forfeited	(1.8)	259
Outstanding as of September 30, 2014	17.5	$276

Scheduled vesting for outstanding restricted stock units as of September 30, 2014, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled vesting—restricted stock units	1.6	5.8	5.9	2.8	1.1	0.3	17.5
As of September 30, 2014, there was $2.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.
Note 8 — INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
In 2014, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2013.
Our tax benefit for the nine months ended September 30, 2014 was $38 million, which included $82 million of discrete tax expense primarily attributable to audit-related developments. In the nine months ended September 30, 2013, we recognized an income tax benefit of $18 million, which included $54 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.
Cash paid for income taxes (net of refunds) was $38 million and $23 million in Q3 2014 and Q3 2013, and $148 million and $143 million for the nine months ended September 30, 2014 and 2013.
As of September 30, 2014, and December 31, 2013, tax contingencies were $626 million and $407 million. We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by these particular tax authorities for the calendar year 2003 and thereafter.
Note 9 — SEGMENT INFORMATION
We have organized our operations into two segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.
We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. We do not allocate the line item “Other operating expense (income), net” to our segment operating results. Our “Technology and content” costs included in our segments are primarily based on the geographic location of where the costs are incurred; the majority of these costs are incurred in the U.S. and included in our North America segment. There are no internal revenue transactions between our reporting segments.

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America
Net sales	$12,867	$10,301	$36,722	$29,186
Segment operating expenses (1)	12,779	10,006	35,634	28,024
Segment operating income	$88	$295	$1,088	$1,162
International
Net sales	$7,712	$6,791	$22,937	$19,679
Segment operating expenses (1)	7,936	6,819	23,254	19,724
Segment operating income (loss)	$(224)	$(28)	$(317)	$(45)
Consolidated
Net sales	$20,579	$17,092	$59,659	$48,865
Segment operating expenses (1)	20,715	16,825	58,888	47,748
Segment operating income (loss)	(136)	267	771	1,117
Stock-based compensation	(377)	(281)	(1,089)	(808)
Other operating income (expense), net	(31)	(11)	(94)	(74)
Income (loss) from operations	(544)	(25)	(412)	235
Total non-operating income (expense)	(90)	(18)	(128)	(181)
Benefit (provision) for income taxes	205	12	38	18
Equity-method investment activity, net of tax	(8)	(10)	47	(38)
Net income (loss)	$(437)	$(41)	$(455)	$34
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

We have aggregated our products and services into groups of similar product and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented no individual product or service represented more than 10% of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales:
Media	$5,244	$5,033	$15,555	$14,488
Electronics and other general merchandise	13,953	11,048	40,248	31,677
Other (1)	1,382	1,011	3,856	2,700
	$20,579	$17,092	$59,659	$48,865
___________________

(1)	Includes sales from non-retail activities, such as Amazon Web Services (“AWS”), advertising services, and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2014, we would have recorded an additional cost of sales of approximately $85 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2013, would have had no impact on the carrying value of our goodwill.
Financial and credit market volatility directly impacts the fair value measurement through our weighted average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2014 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment of the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $35 million impact on our Q3 2014 operating income. Our estimated forfeiture rate as of September 30, 2014, and December 31, 2013 was 27%.
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
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax rates in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, our effective tax rate would be adversely affected. We are also subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1— Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Operating activities	$1,766	$1,388	$127	$(103)	$5,705	$4,977
Investing activities	(946)	(1,063)	(2,600)	(3,432)	(3,444)	(6,514)
Financing activities	(412)	(230)	(777)	(596)	(720)	2,570
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $1.1 billion for the trailing twelve months ended September 30, 2014, compared to $388 million for the trailing twelve months ended September 30, 2013. See “Non-GAAP Financial Measures” below for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended September 30, 2014, compared to the comparable prior year period, was primarily due to higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, including our decision to finance property and equipment under capital leases and other financing lease arrangements, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $6.9 billion and $12.4 billion as of September 30, 2014, and December 31, 2013. Amounts held in foreign currencies were $3.6 billion and $5.6 billion as of September 30, 2014, and December 31, 2013, and consisted primarily of British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen.
Cash provided by (used in) operating activities was $1.8 billion and $1.4 billion for Q3 2014 and Q3 2013, and $127 million and $(103) million for the nine months ended September 30, 2014 and 2013. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2014, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income, including depreciation, amortization, and stock-based compensation, partially offset by changes in working capital.
Cash provided by (used in) investing activities corresponds with capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(946) million and $(1.1) billion for Q3 2014 and Q3 2013, and $(2.6) billion and $(3.4) billion for the nine months ended September 30, 2014 and 2013, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Capital expenditures were $1.4 billion and $1.0 billion during Q3 2014 and Q3 2013, and $3.7 billion and $2.6 billion for the nine months ended September 30, 2014 and 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $131 million and $137 million for internal-use software and website development during Q3 2014 and Q3 2013, and $400 million and $363 million for the nine months ended September 30, 2014 and 2013. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $860 million and $1 million during Q3 2014 and Q3 2013, and $926 million and $252 million for the nine months ended September 30, 2014 and 2013.
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

Cash provided by (used in) financing activities was $(412) million and $(230) million for Q3 2014 and Q3 2013, and $(777) million and $(596) million for the nine months ended September 30, 2014 and 2013. Cash outflows from financing activities result from payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt. Payments on obligations related to capital leases and leases accounted for as financing arrangements and repayments of long-term debt were $440 million and $255 million in Q3 2014 and Q3 2013, and $1.3 billion and $728 million for the nine months ended September 30, 2014 and 2013. Property and equipment acquired under capital leases were $1.2 billion and $526 million during Q3 2014 and Q3 2013, and $2.8 billion and $1.3 billion during the nine months ended September 30, 2014 and 2013, with the increase primarily reflecting additional investments in support of continued business growth due to investments in technology infrastructure, including AWS. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $28 million and $25 million in Q3 2014 and Q3 2013, and $379 million and $132 million for the nine months ended September 30, 2014 and 2013. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions was $0 million for Q3 2014 and Q3 2013, and $121 million and $0 million for the nine months ended September 30, 2014 and 2013.
In September 2014, we entered into the Credit Agreement with a syndicate of lenders that provides us with an unsecured revolving credit facility with a borrowing capacity of up to $2.0 billion. We had no borrowings outstanding under the Credit Agreement as of September 30, 2014. See Item 1 of Part I, “Financial Statements — Note 6 — Long-Term Debt” for additional information.
We recorded tax benefits of $205 million and $12 million in Q3 2014 and Q3 2013, and tax benefits of $38 million and $18 million for the nine months ended September 30, 2014 and 2013. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2013, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation, which expired in December 2013. Cash paid for income taxes (net of refunds) were $38 million and $23 million for Q3 2014 and Q3 2013, and $148 million and $143 million for the nine months ended September 30, 2014 and 2013. As of December 31, 2013, our federal net operating loss carryforward was approximately $275 million and we had approximately $295 million of federal tax credits potentially available to offset future tax liabilities. The U.S. federal research and development credit expired in December 2013. As we utilize our federal net operating losses and tax credit carryforwards, we expect cash paid for taxes to significantly increase. We endeavor to optimize our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. This restriction would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of September 30, 2014, and December 31, 2013, restricted cash, cash equivalents, and marketable securities were $393 million and $301 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $6.7 billion as of September 30, 2014. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for Q3 2014 and Q3 2013. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
We believe that cash flows generated from operations, our cash, cash equivalents, and marketable securities balances, and borrowing available under our credit agreements will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales:
North America	$12,867	$10,301	$36,722	$29,186
International	7,712	6,791	22,937	19,679
Consolidated	$20,579	$17,092	$59,659	$48,865
Year-over-year Percentage Growth:
North America	25%	31%	26%	29%
International	14	15	17	15
Consolidated	20	24	22	23
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
North America	25%	31%	26%	29%
International	13	20	15	20
Consolidated	20	26	22	25
Net Sales Mix:
North America	63%	60%	62%	60%
International	37	40	38	40
Consolidated	100%	100%	100%	100%
Sales increased 20% in Q3 2014 and 22% for the nine months ended September 30, 2014, compared to the comparable prior year periods. Changes in currency exchange rates impacted net sales by $13 million and $(332) million for Q3 2014 and Q3 2013, and by $259 million and $(1.0) billion for the nine months ended September 30, 2014 and 2013. For a discussion of the effect on sales growth of exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 25% in Q3 2014 and 26% for nine months ended September 30, 2014, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers, and AWS, which was partially offset by AWS pricing changes. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.
International sales increased 14% in Q3 2014 and 17% for the nine months ended September 30, 2014, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings. Additionally, changes in currency exchange rates impacted International net sales by $21 million and $(327) million for Q3 2014 and Q3 2013, and $292 million and $(1.0) billion for the nine months ended September 30, 2014 and 2013. We expect that, over time, our International segment will represent 50% or more of our consolidated net sales.

Supplemental Information
Supplemental information about outbound shipping results is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,048	$721	$2,786	$1,999
Shipping costs(4)	(2,020)	(1,532)	(5,661)	(4,291)
Net shipping cost	$(972)	$(811)	$(2,875)	$(2,292)
Year-over-year Percentage Growth:
Shipping revenue	45%	39%	39%	38%
Shipping costs	32	33	32	29
Net shipping cost	20	28	25	21
Percent of Net Sales:
Shipping revenue	5.1%	4.2%	4.7%	4.1%
Shipping costs	(9.8)	(8.9)	(9.5)	(8.8)
Net shipping cost	(4.7)%	(4.7)%	(4.8)%	(4.7)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation center costs.
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

We have aggregated our products and services into groups of similar product and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented no individual product or service represented more than 10% of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales:
North America
Media	$2,734	$2,609	$8,023	$7,295
Electronics and other general merchandise	8,793	6,732	24,988	19,337
Other (1)	1,340	960	3,711	2,554
Total North America	$12,867	$10,301	$36,722	$29,186
International
Media	$2,510	$2,424	$7,532	$7,193
Electronics and other general merchandise	5,160	4,316	15,260	12,340
Other (1)	42	51	145	146
Total International	$7,712	$6,791	$22,937	$19,679
Consolidated
Media	$5,244	$5,033	$15,555	$14,488
Electronics and other general merchandise	13,953	11,048	40,248	31,677
Other (1)	1,382	1,011	3,856	2,700
Total consolidated	$20,579	$17,092	$59,659	$48,865
Year-over-year Percentage Growth:
North America
Media	5%	18%	10%	16%
Electronics and other general merchandise	31	33	29	31
Other	40	58	45	61
Total North America	25	31	26	29
International
Media	4%	2%	5%	1%
Electronics and other general merchandise	20	23	24	24
Other	(17)	28	(1)	21
Total International	14	15	17	15
Consolidated
Media	4%	9%	7%	8%
Electronics and other general merchandise	26	29	27	28
Other	37	56	43	59
Total consolidated	20	24	22	23
Year-over-year Percentage Growth:
Excluding the effect of foreign exchange rates
International
Media	3%	9%	4%	7%
Electronics and other general merchandise	19	28	22	30
Other	(19)	32	(3)	26
Total International	13	20	15	20
Consolidated
Media	4%	13%	7%	12%
Electronics and other general merchandise	26	31	26	30
Other	37	56	43	59
Total consolidated	20	26	22	25
Consolidated Net Sales Mix:
Media	25%	29%	26%	30%
Electronics and other general merchandise	68	65	67	65
Other	7	6	7	5
Total consolidated	100%	100%	100%	100%
_____________________________

(1)
Includes sales from non-retail activities, such as AWS sales, which are included in the North America segment, and advertising services and our co-branded credit card agreements, which are included in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$14,627	$—	$14,627	$12,366	$—	$12,366	$42,080	$—	$42,080	$35,375	$—	$35,375
Fulfillment	2,643	(93)	2,550	2,034	(70)	1,964	7,342	(278)	7,064	5,667	(213)	5,454
Marketing	993	(32)	961	694	(23)	671	2,806	(91)	2,715	2,001	(63)	1,938
Technology and content	2,423	(204)	2,219	1,734	(154)	1,580	6,639	(579)	6,060	4,703	(428)	4,275
General and administrative	406	(48)	358	278	(34)	244	1,110	(141)	969	810	(104)	706
Other operating expense (income), net	31	—	31	11	—	11	94	—	94	74	—	74
Total operating expenses	$21,123	$(377)	$20,746	$17,117	$(281)	$16,836	$60,071	$(1,089)	$58,982	$48,630	$(808)	$47,822
Year-over-year Percentage Growth:
Fulfillment	30%		30%	35%		35%	30%		30%	36%		36%
Marketing	43		43	29		28	40		40	29		28
Technology and content	40		40	45		46	41		42	46		47
General and administrative	46		46	21		24	37		37	22		24
Percent of Net Sales:
Fulfillment	12.8%		12.4%	11.9%		11.5%	12.3%		11.8%	11.6%		11.2%
Marketing	4.8		4.7	4.1		3.9	4.7		4.6	4.1		4.0
Technology and content	11.8		10.8	10.1		9.2	11.1		10.2	9.6		8.8
General and administrative	2.0		1.7	1.6		1.4	1.9		1.6	1.7		1.4
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
During the three months ended September 30, 2014, we recorded charges estimated at $170 million primarily related to Fire phone inventory valuation and supplier commitment costs. The remaining amount of Fire phone inventory, including inventory on hand, inventory held by resellers, and non-cancellable supplier commitments to purchase additional inventory, was $83 million as of September 30, 2014.
Cost of Sales
Cost of sales consists of the purchase price of consumer products, and digital media content where we record revenue gross, including Prime Instant Video, packaging supplies, and inbound and outbound shipping charges, including sortation center costs. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.
The increase in cost of sales in absolute dollars in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year periods, is primarily due to increased product, digital media content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings, and Fire phone inventory valuation and supplier commitment costs.

Consolidated gross profit and gross margin for each of the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross profit (in millions)	$5,952	$4,726	$17,579	$13,490
Gross margin	28.9%	27.7%	29.5%	27.6%
Gross margin increased in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year period, primarily due to services sales increasing as a percentage of total sales. Services sales represent third-party seller fees earned (including commissions) and related shipping fees, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements.
We believe that income (loss) from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.

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
The increase in fulfillment costs in absolute dollars in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and services sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
We seek to expand our fulfillment capacity to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We evaluate our facility requirements as necessary.
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
The increase in marketing costs in absolute dollars in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs and our Associates program, payroll and related expenses, and television advertising.
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

The increase in technology and content costs in absolute dollars in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year periods, is primarily due to increased spending on technology infrastructure, including AWS, and increases in payroll and related expenses, including those associated with our initiatives to expand our ecosystem of digital products and services. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2013 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q3 2014 and Q3 2013, we capitalized $157 million (including $26 million of stock-based compensation) and $158 million (including $21 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2014 and 2013, we capitalized $477 million (including $77 million of stock-based compensation) and $429 million (including $65 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $138 million and $117 million for Q3 2014 and Q3 2013, and $411 million and $326 million for the nine months ended September 30, 2014, and 2013. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2014 and for the nine months ended September 30, 2014, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $377 million and $281 million during Q3 2014 and Q3 2013, and $1.1 billion and $808 million for the nine months ended September 30, 2014 and 2013. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $31 million and $11 million for Q3 2014 and Q3 2013, and $94 million and $74 million for the nine months ended September 30, 2014 and 2013, and was primarily related to the amortization of intangible assets.
Income (Loss) from Operations
For the reasons discussed above, income (loss) from operations decreased to $(544) million in Q3 2014, from $(25) million in Q3 2013, and decreased to $(412) million for the nine months ended September 30, 2014, from $235 million for the nine months ended September 30, 2013.
Interest Income and Expense
Our interest income was $9 million and $9 million during Q3 2014 and Q3 2013, and $31 million and $28 million for the nine months ended September 30, 2014 and 2013. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and financing lease arrangements. Interest expense was $49 million and $36 million during Q3 2014 and Q3 2013, and $136 million and $102 million for the nine months ended September 30, 2014 and 2013.
Other Income (Expense), Net
Other income (expense), net was $(50) million and $9 million during Q3 2014 and Q3 2013, and $(23) million and $(107) million for the nine months ended September 30, 2014 and 2013. The primary component of other income (expense), net is related to foreign-currency gains (losses).

Income Taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
In 2014, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2013.
Our tax benefit for the nine months ended September 30, 2014 was $38 million, which included $82 million of discrete tax expense primarily attributable to audit-related developments. In the nine months ended September 30, 2013, we recognized an income tax benefit of $18 million, which included $54 million of discrete tax benefits primarily resulting from the retroactive reinstatement of the federal research and development credit that was enacted in January 2013.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(8) million and $(10) million during Q3 2014 and Q3 2013, and $47 million and $(38) million for the nine months ended September 30, 2014 and 2013. The primary component of this activity during the nine months ended September 30, 2014, was our share of a gain recorded in Q1 2014 by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.

Effect of Foreign Exchange Rates
The effect on our consolidated statements of operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$20,566	$13	$20,579	$17,424	$(332)	$17,092	$59,400	$259	$59,659	$49,891	$(1,026)	$48,865
Operating expenses	21,111	12	21,123	17,442	(325)	17,117	59,863	208	60,071	49,620	(990)	48,630
Income (loss) from operations	(545)	1	(544)	(18)	(7)	(25)	(463)	51	(412)	272	(37)	235
___________________

(1)	Represents the outcome that would have resulted had exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in exchange rates from those in effect in the comparable prior year period for operating results.

Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of “Free cash flow,” operating expenses with and without stock-based compensation, and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
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
The following is a reconciliation of free cash flow to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2014 and 2013 (in millions):

	Twelve Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$5,705	$4,977
Purchases of property and equipment, including internal-use software and website development	(4,628)	(4,589)
Free cash flow	$1,077	$388
Net cash provided by (used in) investing activities	$(3,444)	$(6,514)
Net cash provided by (used in) financing activities	$(720)	$2,570
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
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our consolidated statements of operations is provided to show reported period operating results had the exchange rates remained the same as those in effect in the comparable prior year period.

Guidance
We provided guidance on October 23, 2014, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 23, 2014, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2014 Guidance

•	Net sales are expected to be between $27.3 billion and $30.3 billion, or to grow between 7% and 18% compared with fourth quarter 2013.

•	Operating income (loss) is expected to be between $(570) million and $430 million, compared to $510 million in fourth quarter 2013.

•
This guidance includes approximately $470 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q3 2014, net sales from our International segment accounted for 37% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, Hong Kong Dollars, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2014 increased by $21 million in comparison with Q3 2013.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2014, of $3.6 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $180 million, $365 million, and $730 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2014, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $105 million, $225 million, and $500 million, recorded to “Other income (expense), net.”

See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in exchange rates.
Investment Risk
As of September 30, 2014, our recorded basis in equity investments was $213 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third party sellers to enable them to sell online and deliver to customers. Although we believe these structures and activities comply with existing laws, they involve unique risks. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.
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
The Seasonality of Our Business Places Increased Strain on Our Operations
We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. We also face risks described elsewhere in this Item 1A relating to fulfillment center optimization and inventory.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services, the design and operation of websites, the characteristics and quality of products and services, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.
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
We Could be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax rates in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard.

Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, our effective tax rate would be adversely affected. We are also subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
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
Dated: October 23, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

10.1
Credit Agreement, dated as of September 5, 2014, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 5, 2014), and conformed page thereto.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.