Form 10-K
period 2014-12-31
AMAZON COM INC
filed 2015-01-30
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014	$122,614,381,040
Number of shares of common stock outstanding as of January 16, 2015	464,383,939
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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
General
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our two geographic segments, we serve our primary customer sets, consisting of consumers, sellers, enterprises, and content creators. In addition, we provide services, such as advertising services and co-branded credit card agreements.
We manage our business primarily on a geographic basis. Accordingly, we have organized our operations into two segments: North America and International. While each reportable operating segment provides similar products and services, a majority of our technology costs are incurred in the U.S. and included in our North America segment. Additional information on our operating segments and product information is contained in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 12—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales. Our company-sponsored research and development expense is set forth within “Technology and content” in Item 8 of Part II, “Financial Statements and Supplementary Data—Consolidated Statements of Operations.”
Consumers
We serve consumers through our retail websites and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our websites directly and through our mobile websites and apps. We also manufacture and sell electronic devices, including Kindle e-readers, Fire tablets, Fire TVs, Echo, and Fire phones. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, an annual membership program that includes unlimited free shipping on millions of items, access to unlimited instant streaming of thousands of movies and TV episodes, and access to hundreds of thousands of books to borrow and read for free on a Kindle device.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment and delivery networks that we operate; co-sourced and outsourced arrangements in certain countries; and digital delivery. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We are not the seller of record in these transactions, but instead earn fixed fees, revenue share fees, per-unit activity fees, or some combination thereof.
Enterprises
We serve developers and enterprises of all sizes through Amazon Web Services (“AWS”), which offers a broad set of global compute, storage, database, analytics, applications, and deployment services that enable virtually any type of business.

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
Competition
Our businesses are rapidly evolving and intensely competitive. Our current and potential competitors include: (1) physical-world retailers, publishers, vendors, distributors, manufacturers, and producers of our products; (2) other online e-commerce and mobile e-commerce sites, including sites that sell or distribute digital content; (3) media companies, web portals, comparison shopping websites, web search engines, and social networks, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, fulfillment, customer service, and payment processing; (5) companies that provide information storage or computing services or products, including infrastructure and other web services; and (6) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 33%, 34%, and 35% of our annual revenue during the fourth quarter of 2014, 2013, and 2012.
Employees
We employed approximately 154,100 full-time and part-time employees as of December 31, 2014. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
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

Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 16, 2015:
Executive Officers of the Registrant

Name	Age	Position
Jeffrey P. Bezos	51	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	45	Senior Vice President, Business Development
Andrew R. Jassy	47	Senior Vice President, Amazon Web Services
Diego Piacentini	54	Senior Vice President, International Consumer Business
Shelley L. Reynolds	50	Vice President, Worldwide Controller, and Principal Accounting Officer
Thomas J. Szkutak	54	Senior Vice President and Chief Financial Officer
Jeffrey A. Wilke	48	Senior Vice President, Consumer Business
David A. Zapolsky	51	Senior Vice President, General Counsel, and Secretary
Jeffrey P. Bezos. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.
Jeffrey M. Blackburn. Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006.
Andrew R. Jassy. Mr. Jassy has served as Senior Vice President, Amazon Web Services, since April 2006.
Diego Piacentini. Mr. Piacentini has served as Senior Vice President, International Consumer Business, since February 2012, and as Senior Vice President, International Retail, from January 2007 until February 2012.
Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.
Thomas J. Szkutak. Mr. Szkutak has served as Senior Vice President and Chief Financial Officer since joining Amazon.com in October 2002. Mr. Szkutak plans to retire in June 2015.
Jeffrey A. Wilke. Mr. Wilke has served as Senior Vice President, Consumer Business, since February 2012, and as Senior Vice President, North America Retail, from January 2007 until February 2012.
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, General Counsel, and Secretary since May 2014, Vice President, General Counsel, and Secretary from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	51	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	74	Managing Director, Madrona Venture Group
John Seely Brown	74	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	64	Partner, Kleiner Perkins Caufield & Byers
Jamie S. Gorelick	64	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Judith A. McGrath	62	President, Astronauts Wanted * No experience necessary
Alain Monié	64	Chief Executive Officer, Ingram Micro Inc.
Jonathan J. Rubinstein	58	Former Chairman and CEO, Palm, Inc.
Thomas O. Ryder	70	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	58	President and Chief Executive Officer, Martha’s Table

Item 1A.	Risk Factors
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
Our International Operations Expose Us to a Number of Risks
Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis.
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

•	business licensing or certification requirements, such as for imports, exports, web services, and electronic devices;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

•	lower levels of use of the Internet;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

•	geopolitical events, including war and terrorism.
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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third party sellers to enable them to sell online and deliver to customers. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.
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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds, Chinese Yuan, Euros, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
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
We Could be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we are currently contesting the matter in U.S. Tax Court. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Amazon could be subject to significant additional tax liabilities.
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
We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2014, we operated the following facilities (in thousands):

Description of Use	Square Footage (1)	Location	Lease Expirations
Owned office space	1,802	North America
Leased office space	5,672	North America	From 2015 through 2028
Leased office space	3,371	International	From 2015 through 2027
Sub-total	10,845
Owned fulfillment, data centers, and other	735	North America
Leased fulfillment, data centers, and other	57,898	North America	From 2015 through 2029
Owned fulfillment, data centers, and other	272	International
Leased fulfillment, data centers, and other	43,969	International	From 2015 through 2033
Sub-total	102,874
Total	113,719
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.
We own and lease our corporate headquarters in Seattle, Washington. Additionally, we own and lease corporate office, fulfillment, sortation, delivery, warehouse operations, data center, customer service, and other facilities, principally in North America, Europe, and Asia.

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

	High	Low
Year ended December 31, 2013
First Quarter	$284.72	$252.07
Second Quarter	283.34	245.75
Third Quarter	320.57	277.16
Fourth Quarter	405.63	296.50
Year ended December 31, 2014
First Quarter	$408.06	$330.88
Second Quarter	348.30	284.38
Third Quarter	364.85	304.59
Fourth Quarter	341.26	284.00
Holders
As of January 16, 2015, there were 2,744 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statements of Operations:
Net sales	$88,988	$74,452	$61,093	$48,077	$34,204
Income from operations	$178	$745	$676	$862	$1,406
Net income (loss)	$(241)	$274	$(39)	$631	$1,152
Basic earnings per share (1)	$(0.52)	$0.60	$(0.09)	$1.39	$2.58
Diluted earnings per share (1)	$(0.52)	$0.59	$(0.09)	$1.37	$2.53
Weighted average shares used in computation of earnings per share:
Basic	462	457	453	453	447
Diluted	462	465	453	461	456
Statements of Cash Flows:
Net cash provided by (used in) operating activities	$6,842	$5,475	$4,180	$3,903	$3,495
Purchases of property and equipment, including internal-use software and website development	(4,893)	(3,444)	(3,785)	(1,811)	(979)
Free cash flow (2)	$1,949	$2,031	$395	$2,092	$2,516

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheets:
Total assets	$54,505	$40,159	$32,555	$25,278	$18,797
Total long-term obligations	$15,675	$7,433	$5,361	$2,625	$1,561
 ___________________

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

(2)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less cash expenditures for purchases of property and equipment, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for additional information as well as alternative free cash flow measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by other sellers as service sales. We also offer other services such as AWS, fulfillment, publishing, digital content subscriptions, advertising, and co-branded credit cards.
Our financial focus is on long-term, sustainable growth in free cash flow1 per share. Free cash flow is driven primarily by increasing operating income and efficiently managing working capital2 and cash capital expenditures. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 483 million and 476 million as of December 31, 2014 and 2013.

We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to run our technology infrastructure; to build, enhance, and add features to our websites and web services, our electronic devices, and digital offerings; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.
_______________________

(1)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less cash expenditures for purchases of property and equipment, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Results of Operations—Non-GAAP Financial Measures” below for additional information as well as alternative free cash flow measures.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for 2014, 2013, and 2012. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by other sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers. Accounts payable days5 were 73, 74, and 76 for 2014, 2013, and 2012. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by other sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to efficiently invest in several areas of technology and content such as web services, expansion of new and existing product categories and offerings, and initiatives to expand our ecosystem of digital products and services, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and electronic devices. We are also investing in AWS, which provides technology services that give developers and enterprises of all sizes access to technology infrastructure that enables virtually any type of business.
Our financial reporting currency is the U.S. Dollar and changes in foreign exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. Dollar weakens year-over-year relative to currencies in our international locations, our consolidated net sales and operating expenses will be higher than if currencies had remained constant. Likewise, if the U.S. Dollar strengthens year-over-year relative to currencies in our international locations, our consolidated net sales and operating expenses will be lower than if currencies had remained constant. We believe that our increasing diversification beyond the U.S. economy through our growing international businesses benefits our shareholders over the long-term. We also believe it is useful to evaluate our operating results and growth rates before and after the effect of currency changes.
In addition, the remeasurement of our intercompany balances can result in significant gains and charges associated with the effect of movements in foreign currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.
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

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2014, we would have recorded an additional cost of sales of approximately $95 million.
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

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an interim impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of December 31, 2014, would have had no impact on the carrying value of our goodwill.
Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2014 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $30 million impact on our 2014 operating income. Our estimated forfeiture rate as of December 31, 2014 and 2013 was 27%.
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
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union, and a number of other countries are actively considering changes in this regard.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we are currently contesting the matter in U.S. Tax Court. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Amazon could be subject to significant additional tax liabilities.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$6,842	$5,475	$4,180
Investing activities	(5,065)	(4,276)	(3,595)
Financing activities	4,432	(539)	2,259
Our financial focus is on long-term, sustainable growth in free cash flow. Free cash flow, a non-GAAP financial measure, was $1.9 billion for 2014, compared to $2.0 billion and $395 million for 2013 and 2012. See “Results of Operations—Non-GAAP Financial Measures” for a reconciliation of free cash flow to cash provided by operating activities. The decrease in free cash flow for 2014, compared to the comparable prior year period, was due to increased cash capital expenditures partially offset by higher operating cash flows. The increase in free cash flow for 2013, compared to the comparable prior year period, was due to higher operating cash flows and decreased cash capital expenditures. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital, the timing and magnitude of capital expenditures, including our decision to finance property and equipment under capital leases and other financing arrangements, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $17.4 billion, $12.4 billion, and $11.4 billion as of December 31, 2014, 2013, and 2012. Cash and cash equivalents also reflects net proceeds from the issuance of $6.0 billion of long-term debt as of December 31, 2014. Amounts held in foreign currencies were $5.4 billion, $5.6 billion, and $5.1 billion as of December 31, 2014, 2013, and 2012, and were primarily British Pounds, Chinese Yuan, Euros, and Japanese Yen.
Cash provided by operating activities was $6.8 billion, $5.5 billion, and $4.2 billion in 2014, 2013, and 2012. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2014, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income, including depreciation, amortization, and stock-based compensation, partially offset by changes in working capital. The increase in operating cash flow in 2013, compared to the comparable prior year period, was primarily due to the increase in net income, excluding depreciation, amortization, and stock-based compensation, partially offset by changes in working capital.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(5.1) billion, $(4.3) billion, and $(3.6) billion in 2014, 2013, and 2012, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities and other investments, and changes in cash paid for acquisitions. Cash capital expenditures were $4.9 billion, $3.4 billion, and $3.8 billion during 2014, 2013, and 2012. In December 2012, we acquired 11 buildings comprising 1.8 million square feet of our previously leased corporate office space and three city blocks in Seattle, Washington for $1.4 billion. Excluding this acquisition, increases in capital expenditures primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure, including AWS, during all three periods. We expect this trend to continue over time. Capital expenditures included $537 million, $493 million, and $381 million for internal-use software and website development during 2014, 2013, and 2012. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2014, 2013, and 2012, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $979 million, $312 million, and $745 million.

Additionally, in January 2015, we signed an agreement to acquire a technology company for approximately $350 million in cash, which we expect to satisfy with cash on hand. We expect the acquisition to close in the first half of 2015, subject to closing conditions.
Cash provided by (used in) financing activities was $4.4 billion, $(539) million, and $2.3 billion in 2014, 2013, and 2012. Cash outflows from financing activities result from common stock repurchases, principal payments on obligations related to capital and finance leases, and repayments of long-term debt. Principal payments on obligations related to capital leases, finance leases, and repayments of long-term debt were $1.9 billion, $1.0 billion, and $588 million in 2014, 2013, and 2012. Property and equipment acquired under capital leases were $4.0 billion, $1.9 billion, and $802 million in 2014, 2013, and 2012, with the increases reflecting additional investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend to continue over time. We repurchased 5.3 million shares of common stock for $960 million in 2012 under the $2.0 billion repurchase program authorized by our Board of Directors in January 2010. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $6.4 billion, $394 million, and $3.4 billion in 2014, 2013, and 2012. During 2014, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $6.0 billion of senior nonconvertible unsecured debt in five tranches maturing in 2019 through 2044. During 2012, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $3.0 billion of senior nonconvertible unsecured debt in three tranches maturing in 2015 through 2022. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for additional discussion of the notes. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $6 million, $78 million, and $429 million in 2014, 2013, and 2012.
In September 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. We had no borrowings outstanding under the Credit Agreement as of December 31, 2014. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for additional information.
In 2014, 2013, and 2012 we recorded net tax provisions of $167 million, $161 million, and $428 million. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. As of December 31, 2014, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $4.6 billion, which included undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $2.5 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2014, U.S. legislation was enacted providing a one year extension of accelerated depreciation deductions on qualifying property through 2014. Cash taxes paid (net of refunds) were $177 million, $169 million, and $112 million for 2014, 2013, and 2012. As of December 31, 2014, our federal net operating loss carryforward was approximately $1.9 billion and we had approximately $443 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which expired in 2014. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2014 and 2013, restricted cash, cash equivalents, and marketable securities were $450 million and $301 million. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 8—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $4.5 billion as of December 31, 2014. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover was 9 for 2014, 2013, and 2012. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.

We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, and borrowing available under our credit agreements will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain capital, finance, and operating lease arrangements, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations
We have organized our operations into two segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources.
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and service sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net Sales:
North America	$55,469	$44,517	$34,813
International	33,519	29,935	26,280
Total consolidated	$88,988	$74,452	$61,093
Year-over-year Percentage Growth:
North America	25%	28%	30%
International	12	14	23
Total consolidated	20	22	27
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
North America	25%	28%	30%
International	14	19	27
Total consolidated	20	24	29
Net Sales Mix:
North America	62%	60%	57%
International	38	40	43
Total consolidated	100%	100%	100%
Sales increased 20%, 22%, and 27% in 2014, 2013, and 2012, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(636) million, $(1.3) billion, and $(854) million for 2014, 2013, and 2012. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 25%, 28%, and 30% in 2014, 2013, and 2012, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers, and AWS, which was partially offset by AWS pricing changes. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings.
International sales increased 12%, 14%, and 23% in 2014, 2013, and 2012, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, by sales in faster growing categories such as electronics and other general merchandise, by increased in-stock inventory availability, and by increased selection of product offerings. Additionally, changes in foreign currency exchange rates impacted International net sales by $(580) million, $(1.3) billion, and $(853) million in 2014, 2013, and 2012.

Supplemental Information
Supplemental information about outbound shipping results is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$4,486	$3,097	$2,280
Shipping costs (4)	(8,709)	(6,635)	(5,134)
Net shipping cost	$(4,223)	$(3,538)	$(2,854)
Year-over-year Percentage Growth:
Shipping revenue	45%	36%	47%
Shipping costs	31	29	29
Net shipping cost	19	24	17
Percent of Net Sales:
Shipping revenue	5.1%	4.1%	3.7%
Shipping costs	(9.8)	(8.9)	(8.4)
Net shipping cost	(4.7)%	(4.8)%	(4.7)%
___________________

(1)	Excludes amounts earned on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.
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

We have aggregated our products and services into groups of similar products and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented, no individual product or service represented more than 10% of net sales.

	Year Ended December 31,
	2014	2013	2012
Net Sales:
North America
Media	$11,567	$10,809	$9,189
Electronics and other general merchandise	38,517	29,985	23,273
Other (1)	5,385	3,723	2,351
Total North America	$55,469	$44,517	$34,813
International
Media	$10,938	$10,907	$10,753
Electronics and other general merchandise	22,369	18,817	15,355
Other (1)	212	211	172
Total International	$33,519	$29,935	$26,280
Consolidated
Media	$22,505	$21,716	$19,942
Electronics and other general merchandise	60,886	48,802	38,628
Other (1)	5,597	3,934	2,523
Total consolidated	$88,988	$74,452	$61,093
Year-over-year Percentage Growth:
North America
Media	7%	18%	15%
Electronics and other general merchandise	28	29	34
Other	45	58	64
Total North America	25	28	30
International
Media	—%	1%	9%
Electronics and other general merchandise	19	23	35
Other	1	22	11
Total International	12	14	23
Consolidated
Media	4%	9%	12%
Electronics and other general merchandise	25	26	35
Other	42	56	59
Total consolidated	20	22	27
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
International
Media	2%	7%	12%
Electronics and other general merchandise	21	27	40
Other	1	26	15
Total International	14	19	27
Consolidated
Media	5%	12%	14%
Electronics and other general merchandise	26	28	36
Other	42	56	59
Total consolidated	20	24	29
Consolidated Net Sales Mix:
Media	25%	29%	33%
Electronics and other general merchandise	68	66	63
Other	7	5	4
Total consolidated	100%	100%	100%
_____________________________

(1)
Includes sales from non-retail activities, such as AWS sales, which are included in the North America segment, and advertising services and our co-branded credit card agreements, which are included in both segments.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$62,752	$—	$62,752	$54,181	$—	$54,181	$45,971	$—	$45,971
Fulfillment	10,766	(375)	10,391	8,585	(294)	8,291	6,419	(212)	6,207
Marketing	4,332	(125)	4,207	3,133	(88)	3,045	2,408	(61)	2,347
Technology and content	9,275	(804)	8,471	6,565	(603)	5,962	4,564	(434)	4,130
General and administrative	1,552	(193)	1,359	1,129	(149)	980	896	(126)	770
Other operating expense (income), net	133	—	133	114	—	114	159	—	159
Total operating expenses	$88,810	$(1,497)	$87,313	$73,707	$(1,134)	$72,573	$60,417	$(833)	$59,584
Year-over-year Percentage Growth:
Fulfillment	25%		25%	34%		34%	40%		40%
Marketing	38		38	30		30	48		47
Technology and content	41		42	44		44	57		58
General and administrative	37		39	26		27	36		36
Percent of Net Sales:
Fulfillment	12.1%		11.7%	11.5%		11.1%	10.5%		10.2%
Marketing	4.9		4.7	4.2		4.1	3.9		3.8
Technology and content	10.4		9.5	8.8		8.0	7.5		6.8
General and administrative	1.7		1.5	1.5		1.3	1.5		1.3
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”
We recorded charges related to Fire phone inventory valuation and supplier commitment costs, substantially all of which, $170 million, was recorded during the third quarter of 2014.
Cost of Sales
Cost of sales consists of the purchase price of consumer products and digital media content where we record revenue gross, including Prime Instant Video, packaging supplies, and inbound and outbound shipping costs, including sortation and delivery centers, and related equipment costs. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.
The increase in cost of sales in absolute dollars in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to increased product, digital media content, and shipping costs resulting from increased sales, as well as from expansion of digital offerings. The increase in 2014 was also impacted by Fire phone inventory valuation and supplier commitment costs.
Consolidated gross profit and gross margin for each of the periods presented were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Gross profit	$26,236	$20,271	$15,122
Gross margin	29.5%	27.2%	24.8%
Gross margin increased in 2014, compared to the comparable prior year periods, primarily due to service sales increasing as a percentage of total sales. Service sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements.

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
The increase in fulfillment costs in absolute dollars in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
We seek to expand our fulfillment capacity to accommodate greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We evaluate our facility requirements as necessary.
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
The increase in marketing costs in absolute dollars in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, such as our sponsored search programs, payroll and related expenses, and television advertising.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
We seek to efficiently invest in several areas of technology and content such as technology infrastructure, including AWS, expansion of new and existing product categories and offerings, and initiatives to expand our ecosystem of digital products and services, as well as in technology infrastructure so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. Digital media content where we record revenue gross, including Prime Instant Video, is included in cost of sales.
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and platform development for new and existing products and services, as well as AWS and other technology infrastructure expenses.
Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection.
The increase in technology and content costs in absolute dollars in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to increased spending on technology infrastructure, including AWS, and increases in payroll and related expenses, including those associated with our initiatives to expand our ecosystem of digital products and services. We expect these trends to continue over time as we invest in these areas by increasing payroll and related expenses and adding technology infrastructure.
For 2014, 2013, and 2012, we capitalized $641 million (including $104 million of stock-based compensation), $581 million (including $87 million of stock-based compensation), and $454 million (including $74 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $559 million, $451 million, and $327 million for 2014, 2013, and 2012. A majority of our technology costs are incurred in the U.S., most of which are allocated to our North America segment. Infrastructure, other technology, and operating costs incurred to support AWS are included in technology and content.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation
Stock-based compensation was $1.5 billion, $1.1 billion, and $833 million during 2014, 2013, and 2012. The increase in 2014, 2013, and 2012, compared to the comparable prior year periods, is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $133 million, $114 million, and $159 million during 2014, 2013, and 2012, and was primarily related to the amortization of intangible assets.
Income from Operations
For the reasons discussed above, income from operations decreased 76% in 2014, increased 10% in 2013, and decreased 22% in 2012.
Interest Income and Expense
Our interest income was $39 million, $38 million, and $40 million during 2014, 2013, and 2012. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
The primary components of our interest expense are related to our long-term debt and capital and finance lease arrangements. Interest expense was $210 million, $141 million, and $92 million in 2014, 2013, and 2012.
Our long-term debt was $8.3 billion and $3.2 billion as of December 31, 2014 and 2013. Our other long-term liabilities were $7.4 billion and $4.2 billion as of December 31, 2014 and 2013. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Long-Term Debt and Note 7—Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(118) million, $(136) million, and $(80) million during 2014, 2013, and 2012. The primary component of other income (expense), net is related to foreign-currency gains (losses).
Income Taxes
Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, foreign currency gains (losses), changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
We recorded a provision for income taxes of $167 million, $161 million, and $428 million in 2014, 2013, and 2012. Our provision for income taxes in 2014 was higher than in 2013 primarily due to the increased losses in certain foreign subsidiaries for which we may not realize a tax benefit and audit-related developments, partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Losses for which we may not realize a related tax benefit reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg.
In 2013, our provision for income taxes was lower than in 2012 primarily due to a decline in the proportion of our losses for which we may not realize a related tax benefit, the favorable impact of earnings in lower tax rate jurisdictions, and the retroactive extension in 2013 of the U.S. federal research and development credit to 2012. In 2013, we recognized tax benefits for a greater proportion of losses for which we may not realize a tax benefit, primarily due to losses of certain foreign subsidiaries, as compared to 2012. The favorable impact of earnings in lower tax rate jurisdictions was primarily related to our European operations.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2014, U.S. legislation was enacted providing a one year extension of accelerated depreciation deductions on qualifying property and the U.S. federal research and development credit through December 31, 2014. As of December 31, 2014, our federal net operating loss carryforward was approximately $1.9 billion and we had approximately $443 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which expired in 2014.

See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 11-Income Taxes” for additional information.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $37 million, $(71) million, and $(155) million in 2014, 2013, and 2012. Details of the activity are provided below (in millions):

	Year Ended December 31,
	2014	2013	2012
Equity in earnings (loss) of LivingSocial:
Impairment charges recorded by LivingSocial	$—	$(12)	$(170)
Gain on existing equity interests, LivingSocial acquisitions	—	—	75
Operating and other earnings (losses) (1)	36	(58)	(96)
Total equity in earnings (loss) of LivingSocial	36	(70)	(191)
Other equity-method investment activity:
Amazon dilution gains on LivingSocial investment	—	—	37
Other, net	1	(1)	(1)
Total other equity-method investment activity	1	(1)	36
Equity-method investment activity, net of tax	$37	$(71)	$(155)
___________________

(1)	Includes a $65 million gain related to LivingSocial’s disposal of its Korean operations in the first quarter of 2014.
Effect of Foreign Exchange Rates
The effect on our consolidated statements of operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$89,624	$(636)	$88,988	$75,736	$(1,284)	$74,452	$61,947	$(854)	$61,093
Operating expenses	89,466	(656)	88,810	74,962	(1,255)	73,707	61,257	(840)	60,417
Income (loss) from operations	158	20	178	774	(29)	745	690	(14)	676
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

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
We provide multiple measures of free cash flow, and ratios based on them, because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases.
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2013, and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$6,842	$5,475	$4,180
Purchases of property and equipment, including internal-use software and website development	(4,893)	(3,444)	(3,785)
Free cash flow	$1,949	$2,031	$395
Net cash provided by (used in) investing activities	$(5,065)	$(4,276)	$(3,595)
Net cash provided by (used in) financing activities	$4,432	$(539)	$2,259
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2013, and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$6,842	$5,475	$4,180
Purchases of property and equipment, including internal-use software and website development	(4,893)	(3,444)	(3,785)
Principal repayments of capital lease obligations	(1,285)	(775)	(486)
Principal repayments of finance lease obligations	(135)	(5)	(20)
Free cash flow less lease principal repayments	$529	$1,251	$(111)
Net cash provided by (used in) investing activities	$(5,065)	$(4,276)	$(3,595)
Net cash provided by (used in) financing activities	$4,432	$(539)	$2,259

Free cash flow less finance principal lease repayments and capital acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been acquired with cash. The following is a reconciliation of free cash flow less finance principal lease repayments and capital acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2013, and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$6,842	$5,475	$4,180
Purchases of property and equipment, including internal-use software and website development	(4,893)	(3,444)	(3,785)
Property and equipment acquired under capital leases	(4,008)	(1,867)	(802)
Principal repayments of finance lease obligations	(135)	(5)	(20)
Free cash flow less finance principal lease repayments and capital acquired under capital leases	$(2,194)	$159	$(427)
Net cash provided by (used in) investing activities	$(5,065)	$(4,276)	$(3,595)
Net cash provided by (used in) financing activities	$4,432	$(539)	$2,259
All of these free cash flow measures have limitations as they omit certain components of the overall cash flow statement and do not represent the residual cash flow available for discretionary expenditures. For example, these measures of free cash flow do not incorporate the portion of payments representing principal reductions of debt or cash payments for business acquisitions. Additionally, our mix of property and equipment acquisitions with cash or other financing options may change over time. Therefore, we believe it is important to view free cash flow measures only as a complement to our entire consolidated statements of cash flows.
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
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our consolidated statements of operations is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year period.
Guidance
We provided guidance on January 29, 2015, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 29, 2015, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2015 Guidance

•	Net sales are expected to be between $20.9 billion and $22.9 billion, or to grow between 6% and 16% compared with first quarter 2014.

•	Operating income (loss) is expected to be between $(450) million and $50 million, compared to $146 million in first quarter 2014.

•
This guidance includes approximately $450 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt, on which we pay interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed income securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
The following table provides information about our current and long-term cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates as of December 31, 2014 (in millions, except percentages):

	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value as of December 31, 2014
Money market funds	$10,718	$—	$—	$—	$—	$—	$10,718	$10,718
Weighted average interest rate	0.09%	—%	—%	—%	—%	—%	0.09%
Corporate debt securities	85	131	154	22	—	—	392	401
Weighted average interest rate	1.05%	1.05%	1.48%	1.65%	—%	—%	1.25%
U.S. government and agency securities	1,865	342	156	19	1	—	2,383	2,406
Weighted average interest rate	0.33%	0.79%	1.11%	1.91%	2.17%	—%	0.46%
Asset backed securities	19	43	7	—	—	—	69	69
Weighted average interest rate	0.64%	0.95%	1.10%	—%	—%	—%	0.88%
Foreign government and agency securities	1	27	49	—	—	—	77	80
Weighted average interest rate	0.04%	0.05%	—%	—%	—%	—%	0.02%
Other securities	12	10	7	4	—	—	33	33
Weighted average interest rate	0.48%	1.01%	1.23%	0.57%	—%	—%	0.81%
	$12,700	$553	$373	$45	$1	$—	$13,672
Cash equivalent and marketable fixed income securities								$13,707

As of December 31, 2014, we had $9.9 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

0.65% Notes due on November 27, 2015	$750
1.20% Notes due on November 29, 2017	$1,000
2.50% Notes due on November 29, 2022	$1,250
2.60% Notes due on December 5, 2019	$1,000
3.30% Notes due on December 5, 2021	$1,000
3.80% Notes due on December 5, 2024	$1,250
4.80% Notes due on December 5, 2034	$1,250
4.95% Notes due on December 5, 2044	$1,500

The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $10.0 billion as of December 31, 2014.
Foreign Exchange Risk
During 2014, net sales from our International segment accounted for 38% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2014, International segment revenues decreased $580 million in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2014, of $5.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $270 million, $535 million, and $1.1 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2014, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $145 million, $310 million, and $700 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of December 31, 2014, our recorded basis in equity investments was $209 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 29, 2015

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,658	$8,084	$5,269
OPERATING ACTIVITIES:
Net income (loss)	(241)	274	(39)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization	4,746	3,253	2,159
Stock-based compensation	1,497	1,134	833
Other operating expense (income), net	129	114	154
Losses (gains) on sales of marketable securities, net	(3)	1	(9)
Other expense (income), net	62	166	253
Deferred income taxes	(316)	(156)	(265)
Excess tax benefits from stock-based compensation	(6)	(78)	(429)
Changes in operating assets and liabilities:
Inventories	(1,193)	(1,410)	(999)
Accounts receivable, net and other	(1,039)	(846)	(861)
Accounts payable	1,759	1,888	2,070
Accrued expenses and other	706	736	1,038
Additions to unearned revenue	4,433	2,691	1,796
Amortization of previously unearned revenue	(3,692)	(2,292)	(1,521)
Net cash provided by (used in) operating activities	6,842	5,475	4,180
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(4,893)	(3,444)	(3,785)
Acquisitions, net of cash acquired, and other	(979)	(312)	(745)
Sales and maturities of marketable securities and other investments	3,349	2,306	4,237
Purchases of marketable securities and other investments	(2,542)	(2,826)	(3,302)
Net cash provided by (used in) investing activities	(5,065)	(4,276)	(3,595)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	6	78	429
Common stock repurchased	—	—	(960)
Proceeds from long-term debt and other	6,359	394	3,378
Repayments of long-term debt	(513)	(231)	(82)
Principal repayments of capital lease obligations	(1,285)	(775)	(486)
Principal repayments of finance lease obligations	(135)	(5)	(20)
Net cash provided by (used in) financing activities	4,432	(539)	2,259
Foreign-currency effect on cash and cash equivalents	(310)	(86)	(29)
Net increase (decrease) in cash and cash equivalents	5,899	574	2,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,557	$8,658	$8,084
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$91	$97	$31
Cash paid for income taxes (net of refunds)	177	169	112
Property and equipment acquired under capital leases	4,008	1,867	802
Property and equipment acquired under build-to-suit leases	920	877	29

See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net product sales	$70,080	$60,903	$51,733
Net service sales	18,908	13,549	9,360
Total net sales	88,988	74,452	61,093
Operating expenses (1):
Cost of sales	62,752	54,181	45,971
Fulfillment	10,766	8,585	6,419
Marketing	4,332	3,133	2,408
Technology and content	9,275	6,565	4,564
General and administrative	1,552	1,129	896
Other operating expense (income), net	133	114	159
Total operating expenses	88,810	73,707	60,417
Income from operations	178	745	676
Interest income	39	38	40
Interest expense	(210)	(141)	(92)
Other income (expense), net	(118)	(136)	(80)
Total non-operating income (expense)	(289)	(239)	(132)
Income (loss) before income taxes	(111)	506	544
Provision for income taxes	(167)	(161)	(428)
Equity-method investment activity, net of tax	37	(71)	(155)
Net income (loss)	$(241)	$274	$(39)
Basic earnings per share	$(0.52)	$0.60	$(0.09)
Diluted earnings per share	$(0.52)	$0.59	$(0.09)
Weighted average shares used in computation of earnings per share:
Basic	462	457	453
Diluted	462	465	453
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$375	$294	$212
Marketing	125	88	61
Technology and content	804	603	434
General and administrative	193	149	126
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(241)	$274	$(39)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(3), $(20), and $(30)	(325)	63	76
Net change in unrealized gains on available-for-sale securities:
Unrealized gains (losses), net of tax of $1, $3, and $(3)	2	(10)	8
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $(1), and $3	(3)	1	(7)
Net unrealized gains (losses) on available-for-sale securities	(1)	(9)	1
Total other comprehensive income (loss)	(326)	54	77
Comprehensive income (loss)	$(567)	$328	$38
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$14,557	$8,658
Marketable securities	2,859	3,789
Inventories	8,299	7,411
Accounts receivable, net and other	5,612	4,767
Total current assets	31,327	24,625
Property and equipment, net	16,967	10,949
Goodwill	3,319	2,655
Other assets	2,892	1,930
Total assets	$54,505	$40,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,459	$15,133
Accrued expenses and other	9,807	6,688
Unearned revenue	1,823	1,159
Total current liabilities	28,089	22,980
Long-term debt	8,265	3,191
Other long-term liabilities	7,410	4,242
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 488 and 483
Outstanding shares — 465 and 459	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	11,135	9,573
Accumulated other comprehensive loss	(511)	(185)
Retained earnings	1,949	2,190
Total stockholders’ equity	10,741	9,746
Total liabilities and stockholders’ equity	$54,505	$40,159
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2012	455	$5	$(877)	$6,990	$(316)	$1,955	$7,757
Net loss	—	—	—	—	—	(39)	(39)
Other comprehensive income	—	—	—	—	77	—	77
Exercise of common stock options	4	—	—	8	—	—	8
Repurchase of common stock	(5)	—	(960)	—	—	—	(960)
Excess tax benefits from stock-based compensation	—	—	—	429	—	—	429
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	854	—	—	854
Issuance of common stock for acquisition activity	—	—	—	66	—	—	66
Balance as of December 31, 2012	454	5	(1,837)	8,347	(239)	1,916	8,192
Net income	—	—	—	—	—	274	274
Other comprehensive income	—	—	—	—	54	—	54
Exercise of common stock options	5	—	—	4	—	—	4
Repurchase of common stock	—	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	73	—	—	73
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,149	—	—	1,149
Balance as of December 31, 2013	459	5	(1,837)	9,573	(185)	2,190	9,746
Net loss	—	—	—	—	—	(241)	(241)
Other comprehensive loss	—	—	—	—	(326)	—	(326)
Exercise of common stock options	6	—	—	2	—	—	2
Excess tax benefits from stock-based compensation	—	—	—	6	—	—	6
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,510	—	—	1,510
Issuance of common stock for acquisition activity	—	—	—	44	—	—	44
Balance as of December 31, 2014	465	$5	$(1,837)	$11,135	$(511)	$1,949	$10,741
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the expanded presentation of “Net cash provided by (used in) financing activities” on our consolidated statements of cash flows and components of the provision for income taxes in “Note 11—Income Taxes.”
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
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards of 17 million and 15 million in 2014 and 2012, were excluded as their inclusion would have an antidilutive effect.
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2014	2013	2012
Shares used in computation of basic earnings per share	462	457	453
Total dilutive effect of outstanding stock awards	—	8	—
Shares used in computation of diluted earnings per share	462	465	453

Revenue
We recognize revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. We allocate the arrangement price to each of the elements based on the relative selling prices of each element. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately and include considerations of customer demand, prices charged by us and others for similar deliverables, and the price if largely based on the cost of producing the product or service.
Sales of our digital devices, including Kindle e-readers, Fire tablets, Fire TVs, Echo, and Fire phones, are considered arrangements with multiple deliverables, consisting of the device, undelivered software upgrades and/or undelivered non-software services such as cloud storage and free trial memberships to other services. The revenue allocated to the device, which is the substantial portion of the total sale price, and related costs are generally recognized upon delivery. Revenue related to undelivered software upgrades and/or undelivered non-software services is deferred and recognized generally on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices.
Sales of Amazon Prime memberships are also considered arrangements with multiple deliverables, including shipping benefits, Prime Instant Video, Prime Music, Prime Photo, and access to the Kindle Owners’ Lending Library. The revenue related to the deliverables is amortized over the life of the membership based on the estimated delivery of services. Amazon Prime membership fees are allocated between product sales and service sales. Costs to deliver Amazon Prime benefits are recognized as cost of sales as incurred. As we add more benefits to the Prime membership, we will update the method of determining the estimated selling prices of each element as well as the allocation of Prime membership fees.
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
Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Amazon’s electronic devices sold through retailers are recognized at the point of sale to consumers.
Service sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, and non-retail activities such as AWS, advertising services, and our co-branded credit card agreements. Service sales, net of promotional discounts and return allowances, are recognized when service has been rendered.
Return allowances, which reduce revenue, are estimated using historical experience. Allowance for returns was $147 million, $167 million, and $198 million as of December 31, 2014, 2013, and 2012. Additions to the allowance were $1.1 billion, $907 million, and $702 million, and deductions to the allowance were $1.1 billion, $938 million, and $659 million as of December 31, 2014, 2013, and 2012. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”
Cost of Sales
Cost of sales consists of the purchase price of consumer products and digital media content where we record revenue gross, including Prime Instant Video, packaging supplies, and inbound and outbound shipping costs, including sortation and delivery centers, and related equipment costs. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.
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
Advertising and other promotional costs are expensed as incurred and were $3.3 billion, $2.4 billion, and $2.0 billion in 2014, 2013, and 2012. Prepaid advertising costs were not significant as of December 31, 2014 and 2013.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and platform development for new and existing products and services, as well as AWS and other technology infrastructure expenses.
Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection.
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
Stock-Based Compensation
Compensation cost for all stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options are estimated on the date of grant using a Black-Scholes model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience.
Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of intangible asset amortization expense and expenses related to legal settlements.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency losses of $(127) million, $(137) million, and $(95) million in 2014, 2013, and 2012, and realized gains and losses on marketable securities sales of $3 million, $(1) million, and $10 million in 2014, 2013, and 2012.
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $2.5 billion as of December 31, 2014. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income and capital gains by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. We allocate our valuation allowance to current and long-term deferred tax assets on a pro-rata basis.
We utilize a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to our tax contingencies in income tax expense.
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
For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2014, or December 31, 2013.

As part of entering into commercial agreements, we often obtain equity warrant assets giving us the right to acquire stock primarily in private companies. We record these assets in “Other assets” on the accompanying consolidated balance sheets. Equity warrant assets are classified as Level 3 assets, and the balances and related activity for our equity warrant assets were not significant for the periods ended December 31, 2014, 2013, and 2012.
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
We also purchase electronic device components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers. A portion of our reported purchase commitments arising from these agreements consists of firm, non-cancellable commitments. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to vendor and customer receivables. As of December 31, 2014 and 2013, vendor receivables, net, were $1.4 billion and $1.3 billion, and customer receivables, net, were $1.9 billion and $1.7 billion.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $190 million, $153 million, and $116 million as of December 31, 2014, 2013, and 2012. Additions to the allowance were $225 million, $172 million, and $136 million, and deductions to the allowance were $188 million, $135 million, and $102 million as of December 31, 2014, 2013, and 2012.
Internal-use Software and Website Development
Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2014, 2013, and 2012, we capitalized $641 million (including $104 million of stock-based compensation), $581 million (including $87 million of stock-based compensation), and $454 million (including $74 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $559 million, $451 million, and $327 million for 2014, 2013, and 2012.
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

Leases and Asset Retirement Obligations
We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease.
We establish assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as finance leases.
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
We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no triggering events identified from the date of our assessment through December 31, 2014 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of amortization; acquired digital media content, net of amortization; long-term deferred tax assets; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; intellectual property rights, net of amortization; and equity warrant assets.
Content Costs
We obtain video and music content to be made available to Prime members through licensing agreements that have a wide range of licensing provisions and generally have terms from one to five years with fixed payment schedules. When the license fee for a specific movie, television, or music title is determinable or reasonably estimable and available for streaming, we recognize an asset representing the fee per title and a corresponding liability for the amounts owed. We relieve the liability as payments are made and we amortize the asset as cost of sales on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original content. The production costs of internally developed content are capitalized only if persuasive evidence exists that the production will generate revenue. Because we have limited history to support the economic benefits of our content, we have generally expensed such costs as incurred. As we develop more experience or otherwise obtain the necessary evidence that future revenue will be earned through licensing or Prime membership activity, a portion of future production costs may be capitalized.
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2014 or 2013.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to unredeemed gift cards, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.

As of December 31, 2014 and 2013 our liabilities for unredeemed gift cards was $1.7 billion and $1.4 billion. We reduce the liability for a gift card when redeemed by a customer. If a gift card is not redeemed, we recognize revenue when it expires or when the likelihood of its redemption becomes remote, generally two years from the date of issuance.
Unearned Revenue
Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services.
Foreign Currency
We have internationally-focused websites for the United Kingdom, Germany, France, Japan, Canada, China, Italy, Spain, Brazil, India, Mexico, Australia, and the Netherlands. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these websites is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign-currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded losses of $98 million, $84 million, and $95 million in 2014, 2013, and 2012.
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

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2014 and 2013, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$4,155	$—	$—	$4,155
Level 1 securities:
Money market funds	10,718	—	—	10,718
Equity securities	2	2	—	4
Level 2 securities:
Foreign government and agency securities	80	—	—	80
U.S. government and agency securities	2,407	1	(2)	2,406
Corporate debt securities	401	1	(1)	401
Asset-backed securities	69	—	—	69
Other fixed income securities	33	—	—	33
	$17,865	$4	$(3)	$17,866
Less: Restricted cash, cash equivalents, and marketable securities (1)				(450)
Total cash, cash equivalents, and marketable securities				$17,416

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$3,008	$—	$—	$3,008
Level 1 securities:
Money market funds	5,914	—	—	5,914
Equity securities	3	1	—	4
Level 2 securities:
Foreign government and agency securities	757	2	(1)	758
U.S. government and agency securities	2,224	1	(3)	2,222
Corporate debt securities	739	3	(1)	741
Asset-backed securities	65	—	—	65
Other fixed income securities	36	—	—	36
	$12,746	$7	$(5)	$12,748
Less: Restricted cash, cash equivalents, and marketable securities (1)				(301)
Total cash, cash equivalents, and marketable securities				$12,447
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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2014	2013	2012
Realized gains	$8	$6	$20
Realized losses	5	7	10

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of December 31, 2014 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,553	$12,552
Due after one year through five years	798	799
Due after five years through ten years	132	132
Due after ten years	224	224
Total	$13,707	$13,707
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3—PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2014	2013
Gross property and equipment (1):
Land and buildings	$7,150	$4,584
Equipment and internal-use software (2)	14,213	9,274
Other corporate assets	304	231
Construction in progress	1,063	720
Gross property and equipment	22,730	14,809
Total accumulated depreciation (1)	5,763	3,860
Total property and equipment, net	$16,967	$10,949
 ___________________

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

(2)	Includes internal-use software of $1.3 billion and $1.1 billion as of December 31, 2014 and 2013.
Depreciation expense on property and equipment was $3.6 billion, $2.5 billion, and $1.7 billion, which includes amortization of property and equipment acquired under capital leases of $1.5 billion, $826 million, and $510 million for 2014, 2013, and 2012. Gross assets remaining under capital leases were $7.9 billion and $4.2 billion as of December 31, 2014 and 2013. Accumulated depreciation associated with capital leases was $3.3 billion and $1.9 billion as of December 31, 2014 and 2013.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and finance leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term finance lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under finance leases were $1.4 billion and $578 million as of December 31, 2014 and 2013. Accumulated depreciation associated with finance leases was $87 million and $22 million as of December 31, 2014 and 2013.

Cash paid for interest on capital and finance leases was $86 million, $41 million, and $51 million for 2014, 2013, and 2012.
Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2014 Acquisition Activity
On September 25, 2014, we acquired Twitch Interactive, Inc. (“Twitch”) for approximately $842 million in cash, as adjusted for the assumption of options and other items. During 2014, we acquired certain other companies for an aggregate purchase price of $20 million. We acquired Twitch because of its user community and the live streaming experience it provides. The primary reasons for our other 2014 acquisitions were to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$813
Stock options assumed	44
Indemnification holdback	5
$862
Allocation
Goodwill	$707
Intangible assets (1):
Marketing-related	23
Contract-based	1
Technology-based	33
Customer-related	173
230
Property and equipment	16
Deferred tax assets	64
Other assets acquired	34
Deferred tax liabilities	(88)
Other liabilities assumed	(101)
$862
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and five years, with a weighted-average amortization period of five years.
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
Subsequent to September 30, 2014, we made minor measurement period adjustments to the preliminary purchase price allocation that impacted goodwill, customer-related intangible assets, property and equipment, and deferred taxes and are reflected in the table above. We have not retrospectively adjusted our previously reported consolidated financial statements.

Pro Forma Financial Information – 2014 Acquisition Activity (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $40 million and $30 million for the year ended December 31, 2014. The following pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2013 (in millions):

	Year Ended December 31,
	2014	2013
Net sales	$89,041	$74,505
Net income (loss)	$(287)	$180
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
Pro forma results of operations have not been presented because the effect of this acquisition was not material to our consolidated results of operations.
Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers and fulfillment center productivity, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2014 and 2013 by segment (in millions):

	North America	International	Consolidated
Goodwill - January 1, 2013	$1,937	$615	$2,552
New acquisitions	99	4	103
Other adjustments (1)	(3)	3	—
Goodwill - December 31, 2013	2,033	622	2,655
New acquisitions (2)	553	162	715
Other adjustments (1)	(2)	(49)	(51)
Goodwill - December 31, 2014	$2,584	$735	$3,319
 ___________________

(1)	Primarily includes changes in foreign exchange rates.

(2)	Primarily includes the goodwill of Twitch.
Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

		December 31,
		2014			2013
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
Marketing-related	5.3	$457	$(199)	$258	$429	$(156)	$273
Contract-based	2.2	172	(125)	47	173	(110)	63
Technology- and content-based	3.5	370	(129)	241	278	(74)	204
Customer-related	2.5	535	(317)	218	368	(263)	105
Acquired intangibles (2)	3.5	$1,534	$(770)	$764	$1,248	$(603)	$645
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and 10 years.

Amortization expense for acquired intangibles was $181 million, $168 million, and $163 million in 2014, 2013, and 2012. Expected future amortization expense of acquired intangible assets as of December 31, 2014 is as follows (in millions):

Year Ended December 31,
2015	$202
2016	185
2017	161
2018	106
2019	79
Thereafter	31
$764
Note 5—EQUITY-METHOD INVESTMENTS
LivingSocial’s summarized condensed financial information, as provided to us by LivingSocial, is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Statement of Operations:
Revenue	$231	$302	$347
Gross profit	194	253	280
Operating expenses	296	282	367
Operating loss from continuing operations	(102)	(29)	(87)
Net loss from continuing operations	(73)	(16)	(79)
Net income (loss) from discontinued operations, net of tax (1)	173	(156)	(574)
Net income (loss)	$100	$(172)	$(653)
___________________

(1)
In January 2014, LivingSocial completed the sale of its Korean operations for approximately $260 million and, in the first quarter of 2014, recognized a gain on disposal of $205 million, net of tax. The statement of operations information above has been recast to present the Korean operations, and certain other operations, as discontinued operations.

	December 31,
	2014	2013
Balance Sheet:
Current assets	$163	$182
Non-current assets	29	61
Current liabilities	137	301
Non-current liabilities	34	33
Redeemable stock	366	315
Balance sheet financial information as of December 31, 2013 included $146 million in assets and $122 million in liabilities that LivingSocial classified as held for sale for its Korean operations.
As of December 31, 2014, our total investment in LivingSocial is approximately 31% of voting stock and has a book value of $75 million.

Note 6—LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes as described in the table below (collectively, the “Notes”). As of December 31, 2014 and 2013, the unamortized discount on the Notes was $96 million and $23 million. We also have other long-term debt with a carrying amount, including the current portion, of $881 million and $967 million as of December 31, 2014 and 2013. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2014	2013
0.65% Notes due on November 27, 2015 (1)	$750	$750
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	—
3.30% Notes due on December 5, 2021 (2)	1,000	—
3.80% Notes due on December 5, 2024 (2)	1,250	—
4.80% Notes due on December 5, 2034 (2)	1,250	—
4.95% Notes due on December 5, 2044 (2)	1,500	—
Other long-term debt	881	967
Total debt	9,881	3,967
Less current portion of long-term debt	(1,520)	(753)
Face value of long-term debt	$8,361	$3,214
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.1 billion and $2.9 billion as of December 31, 2014 and 2013, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 5.5% as of December 31, 2014 and 2013. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2014 and 2013.
As of December 31, 2014, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2015	$1,520
2016	36
2017	1,037
2018	38
2019	1,000
Thereafter	6,250
$9,881
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of December 31, 2014.

Note 7—OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2014	2013
Long-term capital lease obligations	$3,026	$1,435
Long-term finance lease obligations	1,198	555
Construction liabilities	467	385
Tax contingencies	510	457
Long-term deferred tax liabilities	1,021	571
Other	1,188	839
Total other long-term liabilities	$7,410	$4,242
Capital and Finance Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2014
Gross capital lease obligations	$5,182
Less imputed interest	(143)
Present value of net minimum lease payments	5,039
Less current portion of capital lease obligations	(2,013)
Total long-term capital lease obligations	$3,026
We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as finance leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2014
Gross finance lease obligations	$1,629
Less imputed interest	(364)
Present value of net minimum lease payments	1,265
Less current portion of finance lease obligations	(67)
Total long-term finance lease obligations	$1,198
Construction Liabilities
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes. These liabilities primarily relate to our corporate buildings and fulfillment, sortation, delivery, and data centers.
Tax Contingencies
We have recorded tax reserves for tax contingencies, inclusive of accrued interest and penalties, for U.S. and foreign income taxes. These contingencies primarily relate to transfer pricing, state income taxes, and research and development credits. See “Note 11—Income Taxes” for discussion of tax contingencies.

Note 8—COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, and data center facilities. Rental expense under operating lease agreements was $961 million, $759 million, and $561 million for 2014, 2013, and 2012.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of December 31, 2014 (in millions):

	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$1,842	$323	$1,322	$310	$1,272	$9,403	$14,472
Capital leases, including interest	2,060	1,727	1,030	178	89	98	5,182
Finance lease obligations, including interest	110	112	115	117	119	1,056	1,629
Operating leases	868	791	728	634	549	2,343	5,913
Unconditional purchase obligations (1)	489	435	351	118	38	3	1,434
Other commitments (2) (3)	928	333	160	140	90	845	2,496
Total commitments	$6,297	$3,721	$3,706	$1,497	$2,157	$13,748	$31,126
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

(2)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service and media content liabilities associated with long-term media content assets with initial terms greater than one year.

(3)	Excludes $710 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2014 and 2013, we have pledged or otherwise restricted $602 million and $482 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Suppliers
During 2014, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
In April 2011, Walker Digital LLC filed several complaints against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaints allege that we infringe several of the plaintiff’s U.S. patents by, among other things, providing “cross benefits” to customers through our promotions (U.S. Patent Nos. 7,831,470 and 7,827,056), using a customer’s identified original product to offer a substitute product (U.S. Patent No. 7,236,942), using our product recommendations and personalization features to offer complementary products together (U.S. Patent Nos. 6,601,036 and 6,138,105), enabling customers to subscribe to a delivery schedule for products they routinely use at reduced prices (U.S. Patent No. 5,970,470), and offering personalized advertising based on customers’ preferences identified using a data pattern (U.S. Patent No. 7,933,893). Another complaint, filed in the same court in October 2011, alleges that we infringe plaintiff’s U.S. Patent No. 8,041,711 by offering personalized advertising based on customer preferences that associate data with resource locators. Another complaint, filed in the same court in February 2012, alleges that we infringe plaintiff’s U.S. Patent No. 8,112,359 by using product information received from customers to identify and offer substitute products using a manufacturer database. In January 2013, the plaintiff filed another complaint in the same court alleging that we infringe U.S. Patent No. 6,381,582 by allowing customers to make local payments for products ordered online. All of the complaints seek monetary damages, interest, injunctive relief, costs, and attorneys’ fees. In March 2013, the complaints asserting U.S. Patent Nos. 7,236,942 and 7,933,893 were voluntarily dismissed with prejudice. In April 2013, the case asserting U.S. Patent No. 8,041,711 was stayed pending final resolution of the reexamination of that patent. In June 2013, the court granted defendants’ motions to dismiss the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359 for lack of standing. In July 2013, we filed motions seeking entry of a final judgment dismissing those claims with prejudice and for attorneys’ fees, and plaintiff filed notices of appeal from the June 2013 order granting the motions to dismiss. In October 2013, the court ruled that its dismissals are with prejudice, and Walker has appealed those rulings. In March 2014, the court stayed the case asserting U.S. Patent Nos. 6,601,036 and 6,138,105 pending the appeal of the cases asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359. In September 2014, the court dismissed the matter asserting U.S. Patent No. 6,381,582 with prejudice. In January 2015, the court dismissed with prejudice the complaint asserting U.S. Patent No. 8,041,711, and the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the complaints asserting U.S. Patent Nos. 7,831,470, 7,827,056, and 8,112,359. We dispute the remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In August 2013, Cellular Communications Equipment, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent Nos.: 6,819,923, entitled “Method For Communication Of Neighbor Cell Information”; 7,215,962, entitled “Method For An Intersystem Connection Handover”; 7,941,174, entitled “Method For Multicode Transmission By A Subscriber Station”; and 8,055,820 entitled “Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions.” In March 2014, the plaintiff filed an amended complaint that alleges, among other things, that certain Kindle devices infringe U.S. Patent No. 8,055,820, entitled “Apparatus, System, And Method For Designating A Buffer Status Reporting Format Based On Detected Pre-Selected Buffer Conditions.” The amended complaint seeks an unspecified amount of damages and interest. In January 2015, the court dismissed with prejudice the claim of infringement of U.S. Patent No. 7,215,962. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law. In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky. In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an

affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky. In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims. The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We have been named in several other similar cases. In December 2014, the Supreme Court ruled in Busk that time spent waiting for and undergoing security screening is not compensable working time under the federal wage and hour statute. We dispute any remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In November 2013, Memory Integrity, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that certain Kindle devices infringe U.S. Patent No. 7,296,121, entitled “Reducing Probe Traffic In Multiprocessor Systems.” The complaint seeks an unspecified amount of damages, costs, expenses, and interest. In December 2014, the case was stayed pending resolution of review petitions filed with the United States Patent and Trademark Office. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and  8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, treble damages, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

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
In April 2014, Spansion LLC filed complaints for patent infringement against Amazon.com, Inc. in both the United States District Court for the Northern District of California and the United States International Trade Commission. The complaints allege, among other things, that certain Kindle devices infringe U.S. Patent Nos. 6,246,611, entitled “System For Erasing A Memory Cell,” and 6,744,666, entitled “Method And System To Minimize Page Programming Time For Flash Memory Devices.” The district court complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, interest, and injunctive relief. The International Trade Commission complaint seeks an exclusion order preventing the importation of certain Kindle devices into the United States, as well as a cease-and-desist order barring sale of certain Kindle devices after importation. In June 2014, the district court case was stayed pending resolution of the International Trade Commission action. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In December 2014, Smartflash LLC and Smartflash Technologies Limited filed a complaint against Amazon.com, Inc., Amazon.com, LLC, AMZN Mobile, LLC, Amazon Web Services, Inc. and Audible, Inc. for patent infringement in the United States District Court for Eastern District of Texas. The complaint alleges, among other things, that Amazon Appstore, Amazon Instant Video, Amazon Music, Audible Audiobooks, the Amazon Mobile Ad Network, certain Kindle and Fire devices, Kindle e-bookstore, Amazon’s proprietary Android operating system, and the servers involved in operating Amazon Appstore, Amazon Instant Video, Amazon Music, the Fire TV app, Audible Audiobooks, Cloud Drive, Cloud Player, Amazon Web Services, and Amazon Mobile Ad Network infringe seven related U.S. Patents: Nos. 7,334,720; 7,942,317; 8,033,458; 8,061,598; 8,118,221; 8,336,772; and 8,794,516, all entitled “Data Storage and Access Systems.” The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 483 million, 476 million, and 470 million, as of December 31, 2014, 2013, and 2012. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
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
Stock Award Activity
Stock options outstanding, which were primarily obtained through acquisitions, totaled 0.4 million, 0.2 million and 0.4 million, as of December 31, 2014, 2013, and 2012. The after-tax compensation expense for stock options was not material for 2014, 2013, and 2012, as well as the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits.
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2012	13.1	$143
Units granted	8.2	209
Units vested	(4.2)	110
Units forfeited	(1.7)	168
Outstanding as of December 31, 2012	15.4	184
Units granted	7.2	283
Units vested	(4.5)	160
Units forfeited	(1.8)	209
Outstanding as of December 31, 2013	16.3	233
Units granted	8.5	328
Units vested	(5.1)	202
Units forfeited	(2.3)	264
Outstanding as of December 31, 2014	17.4	$285
Scheduled vesting for outstanding restricted stock units as of December 31, 2014, is as follows (in millions):

		Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Scheduled vesting—restricted stock units	5.9	6.1	3.4	1.7	0.2	0.1	17.4

As of December 31, 2014, there was $2.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years.
During 2014 and 2013, the fair value of restricted stock units that vested was $1.7 billion and $1.4 billion.
As matching contributions under our 401(k) savings plan, we granted 0.2 million and 0.1 million shares of common stock in 2014 and 2013. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued, and recorded as stock-based compensation expense.
Common Stock Available for Future Issuance
As of December 31, 2014, common stock available for future issuance to employees is 137 million shares.
Note 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the composition of accumulated other comprehensive loss for 2014, 2013, and 2012 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2012	$(326)	$10	$(316)
Other comprehensive income	76	1	77
Balances as of December 31, 2012	(250)	11	(239)
Other comprehensive income (loss)	63	(9)	54
Balances as of December 31, 2013	(187)	2	(185)
Other comprehensive income (loss)	(325)	(1)	(326)
Balances as of December 31, 2014	$(512)	$1	$(511)
Amounts included in accumulated other comprehensive loss are recorded net of their related income tax effects.
Note 11—INCOME TAXES
In 2014, 2013, and 2012, we recorded net tax provisions of $167 million, $161 million, and $428 million. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2014, U.S. legislation was enacted providing a one year extension of accelerated depreciation deductions on qualifying property and the U.S. federal research and development credit through 2014. As such, cash taxes paid, net of refunds, were $177 million, $169 million, and $112 million for 2014, 2013, and 2012.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Current taxes:
U.S. Federal	$214	$99	$528
U.S. State	65	45	34
International	204	173	131
Current taxes	483	317	693
Deferred taxes:
U.S. Federal	(125)	(114)	(129)
U.S. State	(11)	(19)	(27)
International	(180)	(23)	(109)
Deferred taxes	(316)	(156)	(265)
Provision for income taxes, net	$167	$161	$428

U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S.	$292	$704	$882
International	(403)	(198)	(338)
Income (loss) before income taxes	$(111)	$506	$544
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Income taxes computed at the federal statutory rate	$(39)	$177	$191
Effect of:
Impact of foreign tax differential	136	(41)	172
State taxes, net of federal benefits	29	14	1
Tax credits	(85)	(84)	(24)
Nondeductible compensation	117	86	72
Domestic production activities deduction	(20)	(11)	—
Other, net	29	20	16
Total	$167	$161	$428
Our provision for income taxes in 2014 was higher than in 2013 primarily due to the increased losses in certain foreign subsidiaries for which we may not realize a tax benefit and audit-related developments, partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Losses for which we may not realize a related tax benefit reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg.
In 2013, our provision for income taxes was lower than in 2012 primarily due to a decline in the proportion of our losses for which we may not realize a related tax benefit, the favorable impact of earnings in lower tax rate jurisdictions, and the retroactive extension in 2013 of the U.S. federal research and development credit to 2012. In 2013, we recognized tax benefits for a greater proportion of losses for which we may not realize a related tax benefit, primarily due to losses of certain foreign subsidiaries, as compared to 2012. The favorable impact of earnings in lower tax rate jurisdictions was primarily related to our European operations.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $2.5 billion as of December 31, 2014. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2014 (1)	2013
Deferred tax assets:
Net operating losses U.S. - Federal/States (2)	$357	$53
Net operating losses foreign (3)	669	427
Accrued liabilities, reserves, & other expenses	780	590
Stock-based compensation	534	396
Deferred revenue	156	249
Assets held for investment	154	164
Other items	242	177
Tax credits (4)	115	107
Total gross deferred tax assets	3,007	2,163
Less valuation allowance (5)	(901)	(698)
Deferred tax assets, net of valuation allowance	2,106	1,465
Deferred tax liabilities:
Depreciation & amortization	(1,609)	(1,021)
Acquisition related intangible assets	(195)	(201)
Other items	(31)	(16)
Net deferred tax assets, net of valuation allowance	$271	$227
 ___________________

(1)	Deferred tax assets related to net operating losses and tax credits are presented net of tax contingencies.

(2)
Excluding $261 million and $81 million of deferred tax assets as of December 31, 2014 and 2013, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(3)
Excluding $2 million and $2 million of deferred tax assets as of December 31, 2014 and 2013, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(4)
Excluding $268 million and $227 million of deferred tax assets as of December 31, 2014 and 2013, related to tax credits that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(5)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.
As of December 31, 2014, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $1.9 billion, $2.5 billion, and $1.1 billion. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2020, 2015, and 2015, respectively. As of December 31, 2014, our tax credit carryforwards for income tax purposes were approximately $506 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2017.
The Company’s consolidated balance sheets reflect deferred tax assets related to net operating losses and tax credit carryforwards excluding amounts resulting from excess stock-based compensation. Amounts related to excess stock-based compensation are accounted for as an increase to additional paid-in capital if and when realized through a reduction in income taxes payable.
Tax Contingencies
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2014	2013	2012
Gross tax contingencies – January 1	$407	$294	$229
Gross increases to tax positions in prior periods	351	78	91
Gross decreases to tax positions in prior periods	(50)	(18)	(47)
Gross increases to current period tax positions	20	54	26
Audit settlements paid	(16)	(1)	(4)
Lapse of statute of limitations	(2)	—	(1)
Gross tax contingencies – December 31 (1)	$710	$407	$294
 ___________________

(1)	As of December 31, 2014, we had $710 million of tax contingencies, of which $604 million, if fully recognized, would decrease our effective tax rate.
As of December 31, 2014 and 2013, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $41 million and $33 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2014, 2013, and 2012 was $8 million, $8 million, and $1 million.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. To date, we have not resolved this matter administratively and are currently contesting it in U.S. Tax Court. We continue to disagree with these IRS positions and intend to defend ourselves vigorously in this matter. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Amazon could be subject to significant additional tax liabilities.
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for 2003 and thereafter.
We expect the total amount of tax contingencies will grow in 2015. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2014. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.

Note 12—SEGMENT INFORMATION
We have organized our operations into two segments: North America and International. We present our segment information along the same lines that our Chief Executive Officer reviews our operating results in assessing performance and allocating resources. We expect to change our reportable segments to report North America, International, and AWS, beginning with the first quarter of 2015.
We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative,” but exclude from our allocations the portions of these expense lines attributable to stock-based compensation. We do not allocate the line item “Other operating expense (income), net” to our segment operating results. Our “Technology and content” costs included in our segments are primarily based on the geographic location of where the costs are incurred, the majority of these costs are incurred in the U.S. and included in our North America segment. There are no internal revenue transactions between our reporting segments.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
North America
Net sales	$55,469	$44,517	$34,813
Segment operating expenses (1)	53,364	42,631	33,221
Segment operating income	$2,105	$1,886	$1,592
International
Net sales	$33,519	$29,935	$26,280
Segment operating expenses (1)	33,816	29,828	26,204
Segment operating income (loss)	$(297)	$107	$76
Consolidated
Net sales	$88,988	$74,452	$61,093
Segment operating expenses (1)	87,180	72,459	59,425
Segment operating income	1,808	1,993	1,668
Stock-based compensation	(1,497)	(1,134)	(833)
Other operating income (expense), net	(133)	(114)	(159)
Income from operations	178	745	676
Total non-operating income (expense)	(289)	(239)	(132)
Provision for income taxes	(167)	(161)	(428)
Equity-method investment activity, net of tax	37	(71)	(155)
Net income (loss)	$(241)	$274	$(39)
___________________

(1)	Represents operating expenses, excluding stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.

We have aggregated our products and services into groups of similar products and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented, no individual product or service represented more than 10% of net sales.

	Year Ended December 31,
	2014	2013	2012
Net Sales:
Media	$22,505	$21,716	$19,942
Electronics and other general merchandise	60,886	48,802	38,628
Other (1)	5,597	3,934	2,523
	$88,988	$74,452	$61,093
___________________

(1)	Includes sales from non-retail activities, such as AWS, advertising services, and our co-branded credit card agreements.

Net sales generated from these internationally-focused websites are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to foreign countries are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Germany	$11,919	$10,535	$8,732
Japan	7,912	7,639	7,800
United Kingdom	8,341	7,291	6,478
Total assets, property and equipment, net, and total property and equipment additions, by geography, reconciled to consolidated amounts are (in millions):

	December 31,
	2014	2013	2012
North America
Total assets	$39,157	$26,108	$20,703
Property and equipment, net	13,163	8,447	5,481
Total property and equipment additions	7,464	4,837	3,348
International
Total assets	$15,348	$14,051	$11,852
Property and equipment, net	3,804	2,502	1,579
Total property and equipment additions	2,017	1,536	969
Consolidated
Total assets	$54,505	$40,159	$32,555
Property and equipment, net	16,967	10,949	7,060
Total property and equipment additions	9,481	6,373	4,317
Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.

Depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
North America	$2,701	$1,863	$1,229
International	915	597	424
Consolidated	$3,616	$2,460	$1,653
Note 13—QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2014 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,328	$20,579	$19,340	$19,741
Income (loss) from operations	591	(544)	(15)	146
Income (loss) before income taxes	429	(634)	(27)	120
Benefit (provision) for income taxes	(205)	205	(94)	(73)
Net income (loss)	214	(437)	(126)	108
Basic earnings per share	0.46	(0.95)	(0.27)	0.23
Diluted earnings per share	0.45	(0.95)	(0.27)	0.23
Shares used in computation of earnings per share:
Basic	464	463	461	460
Diluted	472	463	461	468

	Year Ended December 31, 2013 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$25,587	$17,092	$15,704	$16,070
Income (loss) from operations	510	(25)	79	181
Income (loss) before income taxes	451	(43)	17	81
Benefit (provision) for income taxes	(179)	12	(13)	18
Net income (loss)	239	(41)	(7)	82
Basic earnings per share	0.52	(0.09)	(0.02)	0.18
Diluted earnings per share	0.51	(0.09)	(0.02)	0.18
Shares used in computation of earnings per share:
Basic	458	457	456	455
Diluted	467	457	456	463
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Amazon.com, Inc. and our report dated January 29, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 29, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under NASDAQ rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014
Consolidated Statements of Operations for each of the three years ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2014
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 29, 2015.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 29, 2015.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Szkutak
Thomas J. Szkutak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley Reynolds
Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Tom A. Alberg
Tom A. Alberg	Director

/s/ John Seely Brown
John Seely Brown	Director

/s/ William B. Gordon
William B. Gordon	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Alain Monié
Alain Monié	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

EXHIBIT INDEX

Exhibit Number	Description

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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

4.1
Indenture, dated as of November 29, 2012, between Amazon.com, Inc. and Wells Fargo Bank, National Association, as trustee, and Form of 0.650% Note due 2015, Form of 1.200% Note due 2017, and Form of 2.500% Note due 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 29, 2012).

4.2
Officers’ Certificate Establishing the Terms of Notes, dated as of December 5, 2014, containing Form of 2.600% Note due 2019, Form of 3.300% Note due 2021, Form of 3.800% Note due 2024, Form of 4.800% Note due 2034, and Form of 4.950% Note due 2044 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 5, 2014).

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

10.5†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.7†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.8†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014).

10.9
Credit Agreement, dated as of September 5, 2014, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto, and conformed page thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 5, 2014, and Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014, respectively).

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