Form 10-Q
period 2015-03-31
AMAZON COM INC
filed 2015-04-24
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

465,680,957 shares of common stock, par value $0.01 per share, outstanding as of April 15, 2015

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,557	$8,658	$5,074	$4,481
OPERATING ACTIVITIES:
Net income (loss)	(57)	108	(405)	299
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,426	1,010	5,162	3,563
Stock-based compensation	407	321	1,582	1,226
Other operating expense (income), net	44	35	139	117
Losses (gains) on sales of marketable securities, net	1	—	(3)	2
Other expense (income), net	91	(50)	203	48
Deferred income taxes	(2)	(185)	(136)	(261)
Excess tax benefits from stock-based compensation	(22)	(121)	94	(199)
Changes in operating assets and liabilities:
Inventories	721	699	(1,172)	(1,245)
Accounts receivable, net and other	441	727	(1,324)	(849)
Accounts payable	(4,249)	(4,675)	2,184	1,400
Accrued expenses and other	(940)	(731)	500	708
Additions to unearned revenue	1,803	1,092	5,144	3,100
Amortization of previously unearned revenue	(1,163)	(732)	(4,123)	(2,564)
Net cash provided by (used in) operating activities	(1,499)	(2,502)	7,845	5,345
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(871)	(1,080)	(4,684)	(3,854)
Acquisitions, net of cash acquired, and other	(365)	—	(1,345)	(208)
Sales and maturities of marketable securities	375	593	3,131	2,299
Purchases of marketable securities	(986)	(437)	(3,091)	(2,487)
Net cash provided by (used in) investing activities	(1,847)	(924)	(5,989)	(4,250)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	22	121	(94)	199
Proceeds from long-term debt	183	65	6,478	426
Repayments of long-term debt	(316)	(70)	(760)	(272)
Principal repayments of capital lease obligations	(502)	(249)	(1,537)	(863)
Principal repayments of finance lease obligations	(39)	(42)	(132)	(47)
Net cash provided by (used in) financing activities	(652)	(175)	3,955	(557)
Foreign-currency effect on cash and cash equivalents	(322)	17	(648)	55
Net increase (decrease) in cash and cash equivalents	(4,320)	(3,584)	5,163	593
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,237	$5,074	$10,237	$5,074
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$17	$18	$90	$102
Cash paid for income taxes (net of refunds)	55	38	194	121
Property and equipment acquired under capital leases	954	716	4,246	2,243
Property and equipment acquired under build-to-suit leases	103	126	897	852
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net product sales	$17,084	$15,705
Net service sales	5,633	4,036
Total net sales	22,717	19,741
Operating expenses (1):
Cost of sales	15,395	14,055
Fulfillment	2,759	2,317
Marketing	1,083	870
Technology and content	2,754	1,991
General and administrative	427	327
Other operating expense (income), net	44	35
Total operating expenses	22,462	19,595
Income (loss) from operations	255	146
Interest income	11	11
Interest expense	(115)	(42)
Other income (expense), net	(130)	5
Total non-operating income (expense)	(234)	(26)
Income (loss) before income taxes	21	120
Provision for income taxes	(71)	(73)
Equity-method investment activity, net of tax	(7)	61
Net income (loss)	$(57)	$108
Basic earnings per share	$(0.12)	$0.23
Diluted earnings per share	$(0.12)	$0.23
Weighted average shares used in computation of earnings per share:
Basic	465	460
Diluted	465	468
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$90	$81
Marketing	35	27
Technology and content	233	169
General and administrative	49	44
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(57)	$108
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(1) and $0	(243)	27
Net change in unrealized gains on available-for-sale securities:
Unrealized gains, net of tax of $0 and $(1)	1	1
Reclassification adjustment for losses included in “Other income (expense), net,” net of tax of $0 and $0	1	—
Net unrealized gains on available-for-sale securities	2	1
Total other comprehensive income (loss)	(241)	28
Comprehensive income (loss)	$(298)	$136
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,237	$14,557
Marketable securities	3,544	2,859
Inventories	7,369	8,299
Accounts receivable, net and other	4,772	5,612
Total current assets	25,922	31,327
Property and equipment, net	17,736	16,967
Goodwill	3,491	3,319
Other assets	2,926	2,892
Total assets	$50,075	$54,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,917	$16,459
Accrued expenses and other	8,840	9,807
Unearned revenue	2,420	1,823
Total current liabilities	23,177	28,089
Long-term debt	8,257	8,265
Other long-term liabilities	7,768	7,410
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 489 and 488
Outstanding shares — 466 and 465	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	11,565	11,135
Accumulated other comprehensive loss	(752)	(511)
Retained earnings	1,892	1,949
Total stockholders’ equity	10,873	10,741
Total liabilities and stockholders’ equity	$50,075	$54,505
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2015 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2014 Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the expanded presentation of “Net cash provided by (used in) financing activities” on our consolidated statements of cash flows and recasting the segment financial information within “Note 4 — Acquisitions, Goodwill, and Acquired Intangible Assets” and “Note 8 — Segment Information” as a result of changing our reportable segments to include an Amazon Web Services (“AWS”) segment.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, determining the selling price of products and services in multiple element revenue arrangements and determining the amortization period of these elements, incentive discount offers, sales returns, vendor funding, stock-based compensation forfeiture rates, income taxes, valuation and impairment of investments, inventory valuation and inventory purchase commitments, collectability of receivables, valuation of acquired intangibles and goodwill, depreciable lives of property and equipment, internal-use software and website development costs, acquisition purchase price allocations, investments in equity interests, and contingencies. Actual results could differ materially from those estimates.
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In Q1 2015, we excluded stock awards of 17 million.
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2015	2014
Shares used in computation of basic earnings per share	465	460
Total dilutive effect of outstanding stock awards	—	8
Shares used in computation of diluted earnings per share	465	468

Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of March 31, 2015, and December 31, 2014, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of March 31, 2015, or December 31, 2014.
The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2015				December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$3,986	$—	$—	$3,986	$4,155
Level 1 securities:
Money market funds	6,428	—	—	6,428	10,718
Equity securities	1	1	—	2	4
Level 2 securities:
Foreign government and agency securities	68	—	—	68	80
U.S. government and agency securities	3,006	2	(2)	3,006	2,406
Corporate debt securities	408	2	—	410	401
Asset-backed securities	72	—	—	72	69
Other fixed income securities	31	—	—	31	33
	$14,000	$5	$(2)	$14,003	$17,866
Less restricted cash, cash equivalents, and marketable securities (1)				(222)	(450)
Total cash, cash equivalents, and marketable securities				$13,781	$17,416
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of March 31, 2015 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,552	$8,552
Due after one year through five years	1,135	1,137
Due after five years through ten years	148	148
Due after ten years	178	178
Total	$10,013	$10,015
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, and data center facilities. Rental expense under operating lease agreements was $266 million and $219 million for Q1 2015 and Q1 2014.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2015 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$1,676	$323	$1,322	$310	$1,272	$9,403	$14,306
Capital lease obligations, including interest	1,752	1,991	1,348	271	128	100	5,590
Finance lease obligations, including interest	93	125	128	131	133	1,197	1,807
Operating leases	670	778	720	631	549	2,372	5,720
Unconditional purchase obligations (1)	418	568	500	249	38	3	1,776
Other commitments (2) (3)	755	335	154	121	96	1,089	2,550
Total commitments	$5,364	$4,120	$4,172	$1,713	$2,216	$14,164	$31,749
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

(3)	Excludes $726 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of March 31, 2015, and December 31, 2014, we have pledged or otherwise restricted $369 million and $602 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2014 Annual Report on Form 10-K, as supplemented by the following:
In November 2012, Lexington Luminance LLC filed a complaint against Amazon.com, Inc. and Amazon Digital Services, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges, among other things, that certain light-emitting diodes in certain Kindle devices infringe U.S. Patent No. 6,936,851, entitled “Semiconductor Light-Emitting Device And Method For Manufacturing Same.” The complaint seeks an unspecified amount of damages and an injunction or, in the absence of an injunction, a compulsory ongoing royalty. In March 2014, the Court invalidated the plaintiff’s patent and dismissed the case with prejudice, and the plaintiff appealed the judgment to the United States Court of Appeals for the Federal Circuit. In February 2015, the Federal Circuit reversed the judgment of the district court. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law. In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky. In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky. In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, Washington, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims. The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We have been named in several other similar cases. In December 2014, the Supreme Court ruled in Busk that time spent waiting for and undergoing security screening is not compensable working time under the federal wage and hour statute. In February 2015, the courts in those actions alleging only federal law claims entered stipulated orders dismissing those actions without prejudice. We dispute any remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2013, Mobile Telecommunications Technologies, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our network operation centers and our mobile devices, such as Kindle Fire models based on the Android operating system that provide XMPP-compliant messaging services and applications, infringe U.S. Patent No. 5,809,428, entitled “Method And Device For Processing Undelivered Data Messages In A Two-Way Wireless Communications System.” The complaint also alleges that Amazon’s mobile devices infringe U.S. Patent No. 5,754,946, entitled “Nationwide Communication System,” and that Amazon.com, Inc. infringes U.S. Patent No. 5,786,748, entitled “Method And Apparatus For Giving Notification Of Express Mail Delivery,” by providing tracking and notification services to customers who purchase products directly from Amazon.com, Inc. The complaint seeks an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, interest, and injunctive relief. In April 2015, plaintiff disclosed in a pretrial order that it seeks $184.3 million in money damages from Amazon. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In October 2013, Tuxis Technologies, LLC filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for District of Delaware. The complaint alleges, among other things, that “the Amazon.com website” with “recommendation features” infringes U.S. Patent No. 6,055,513, entitled “Methods And Apparatus For Intelligent Selection Of Goods And Services In Telephonic And Electronic Commerce.” The complaint seeks an unspecified amount of damages, attorneys’ fees, costs, and interest. In March 2015, the court invalidated all of the claims asserted against us and dismissed the case with prejudice.
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and 8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, treble damages, costs, and interest. In March 2015, the case was transferred to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In January 2015, Azure Networks, LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of Wi-Fi Direct wireless technology by Kindle Fire, Fire TV, and Fire TV Stick infringes nine United States patents: Nos. 7,756,129 and 8,675,590, entitled “Personal Area Network with Automatic Attachment and Detachment”; No. 8,582,571, entitled “Personal Area Network Apparatus”; and Nos. 8,582,570, 8,588,196, 8,588,231, 8,589,599, 8,683,092, and 8,732,347, entitled “Automatic Attachment and Detachment for Hub and Peripheral Devices.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2015, Zitovault, LLC filed a complaint against Amazon.com, Inc., Amazon.com, LLC, Amazon Web Services, Inc., and Amazon Web Services, LLC for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that Elastic Compute Cloud, Virtual Private Cloud, Elastic Load Balancing, Auto-Scaling, and Elastic Beanstalk infringe U.S. Patent No. 6,484,257, entitled “System and Method for Maintaining N Number of Simultaneous Cryptographic Sessions Using a Distributed Computing Environment.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of losses is not possible and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
During the three months ended March 31, 2015, we acquired certain companies for an aggregate purchase price of $341 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to acquire technologies and know-how to enable Amazon to serve customers more effectively. Acquisition activity for the three months ended March 31, 2014 was not material.
Acquisition-related costs were expensed as incurred and not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$298
Indemnification holdback	43
$341
Allocation
Goodwill	$211
Intangible assets (1):
Contract-based	1
Technology-based	149
Customer-related	4
154
Property and equipment	1
Deferred tax assets	27
Other assets acquired	20
Deferred tax liabilities	(53)
Other liabilities assumed	(19)
$341
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and six years, with a weighted-average amortization period of five years.
We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line over their estimated useful lives.

Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $1 million and $(15) million for the three months ended March 31, 2015. The following pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Net sales	$22,721	$19,742
Net income (loss)	$(58)	$88
Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition.
The following summarizes our goodwill activity in 2015 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2015	$1,978	$735	$606	$3,319
New acquisitions	40	17	154	211
Other adjustments (1)	(3)	(36)	—	(39)
Goodwill - March 31, 2015	$2,015	$716	$760	$3,491
 ___________________

(1)	Primarily includes changes in foreign exchange rates.
Note 5 — LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes as described in the table below (collectively, the “Notes”). As of March 31, 2015, and December 31, 2014, the unamortized discount on the Notes was $95 million and $96 million. We also have other long-term debt with a carrying amount, including the current portion, of $729 million and $881 million as of March 31, 2015, and December 31, 2014. The face value of our total long-term debt obligations is as follows (in millions):

	March 31, 2015	December 31, 2014
0.65% Notes due on November 27, 2015 (1)	$750	$750
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	729	881
Total debt	9,729	9,881
Less current portion of long-term debt	(1,377)	(1,520)
Face value of long-term debt	$8,352	$8,361
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.4 billion and $9.1 billion as of March 31, 2015 and December 31, 2014, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 4.9% and 5.5% as of March 31, 2015, and December 31, 2014. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of March 31, 2015, and December 31, 2014.
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of March 31, 2015.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 483 million as of March 31, 2015, and December 31, 2014. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the three months ended March 31, 2015.
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2015 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2014	17.4	$285
Units granted	1.4	359
Units vested	(0.8)	216
Units forfeited	(0.6)	289
Outstanding as of March 31, 2015	17.4	$294
Scheduled vesting for outstanding restricted stock units as of March 31, 2015, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Scheduled vesting—restricted stock units	4.9	6.0	3.7	2.1	0.5	0.2	17.4
As of March 31, 2015, there was $2.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.1 years.
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
In 2015, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2014.
Our income tax provision was $71 million and $73 million in Q1 2015 and Q1 2014. Cash paid for income taxes (net of refunds) was $55 million and $38 million in Q1 2015 and Q1 2014.
As of March 31, 2015, and December 31, 2014, tax contingencies were $726 million and $710 million. We expect the total amount of tax contingencies will grow in 2015. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. To date, we have not resolved this matter administratively and are currently contesting it in U.S. Tax Court. We continue to disagree with these IRS positions and intend to defend ourselves vigorously in this matter. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities.
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 or thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. While we have not yet received a final assessment from the FTA, in September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. The notices propose additional French tax of approximately $250 million, including interest and penalties through the date of the assessment. We disagree with the proposed assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In addition to the risk of additional tax for years 2006 through 2010, if this litigation is adversely determined or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for 2003 and thereafter.

Note 8 — SEGMENT INFORMATION
Beginning in the first quarter of 2015, we changed our reportable segments to North America, International, and AWS. These segments reflect changes in the way the Company evaluates its business performance and manages its operations.

We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. In conjunction with creating a separate reportable segment for AWS, we have made other allocation changes among the North America and International segments to reflect the relative contribution provided to both segments. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. We exclude from our allocations the portions of these operating expense lines attributable to stock-based compensation. We do not allocate the line item “Other operating expense (income), net” to our segment operating results. There are no internal revenue transactions between our reportable segments.
North America
The North America segment consists primarily of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites such as www.amazon.com, www.amazon.ca, and www.amazon.com.mx. This segment includes export sales from these websites.
International
The International segment consists primarily of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused websites. This segment includes export sales from these internationally-focused websites (including export sales from these sites to customers in the U.S. and Canada), but excludes export sales from our North American websites.
AWS
The AWS segment consists of amounts earned from sales of compute, storage, database, and other AWS service offerings for start-ups, enterprises, government agencies, and academic institutions.

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
North America
Net sales	$13,406	$10,808
Segment operating expenses (1)	12,889	10,518
Segment operating income (loss)	$517	$290
International
Net sales	$7,745	$7,883
Segment operating expenses (1)	7,821	7,916
Segment operating income (loss)	$(76)	$(33)
AWS
Net sales	$1,566	$1,050
Segment operating expenses (1)	1,301	805
Segment operating income (loss)	$265	$245
Consolidated
Net sales	$22,717	$19,741
Segment operating expenses (1)	22,011	19,239
Segment operating income (loss)	706	502
Stock-based compensation	(407)	(321)
Other operating income (expense), net	(44)	(35)
Income (loss) from operations	255	146
Total non-operating income (expense)	(234)	(26)
Provision for income taxes	(71)	(73)
Equity-method investment activity, net of tax	(7)	61
Net income (loss)	$(57)	$108
___________________

(1)	Excludes stock-based compensation and “Other operating expense (income), net” which are not allocated to segments.

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

	Three Months Ended March 31,
	2015	2014
Net Sales:
Media	$5,289	$5,467
Electronics and other general merchandise	15,628	13,017
AWS	1,566	1,050
Other (1)	234	207
Consolidated	$22,717	$19,741
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2014 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2014 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2015, we would have recorded an additional cost of sales of approximately $85 million.
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
Financial and credit market volatility directly impacts the fair value measurement through our weighted average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2015 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $30 million impact on our Q1 2015 operating income. Our estimated forfeiture rate as of March 31, 2015, and December 31, 2014 was 27%.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
Operating activities	$(1,499)	$(2,502)	$7,845	$5,345
Investing activities	(1,847)	(924)	(5,989)	(4,250)
Financing activities	(652)	(175)	3,955	(557)
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $3.2 billion for the trailing twelve months ended March 31, 2015, compared to $1.5 billion for the trailing twelve months ended March 31, 2014. See “Non-GAAP Financial Measures” for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended March 31, 2015, compared to the comparable prior year period, was primarily due to higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, including our decision to finance property and equipment under capital leases and other finance lease arrangements, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $13.8 billion and $17.4 billion as of March 31, 2015, and December 31, 2014. Amounts held in foreign currencies were $3.9 billion and $5.4 billion as of March 31, 2015, and December 31, 2014, and were primarily British Pounds, Chinese Yuan, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $(1.5) billion and $(2.5) billion for Q1 2015 and Q1 2014. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2015, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income, including depreciation, amortization, and stock-based compensation, and an increase in working capital.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.8) billion and $(924) million for Q1 2015 and Q1 2014, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $871 million and $1.1 billion during Q1 2015 and Q1 2014. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure, the majority of which is to support AWS, and additional capacity to support our fulfillment operations. We expect this trend to continue over time. Capital expenditures included $129 million and $128 million for internal-use software and website development during Q1 2015 and Q1 2014. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $365 million and $0 during Q1 2015 and Q1 2014.

______________________

(1)
Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less cash expenditures for purchases of property and equipment, including internal-use software and website development, both of which are presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” below for additional information as well as alternative free cash flow measures.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Cash provided by (used in) financing activities was $(652) million and $(175) million for Q1 2015 and Q1 2014. Cash outflows from financing activities result from principal payments on obligations related to capital and finance leases and repayments of long-term debt. Principal payments on obligations related to capital leases, finance leases, and repayments of long-term debt were $857 million and $361 million in Q1 2015 and Q1 2014. Property and equipment acquired under capital leases were $954 million and $716 million during Q1 2015 and Q1 2014. This reflects additional investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt were $183 million and $65 million in Q1 2015 and Q1 2014. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $22 million and $121 million in Q1 2015 and Q1 2014.
We had no borrowings outstanding under our $2.0 billion Credit Agreement as of March 31, 2015. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.
We recorded tax provisions of $71 million and $73 million in Q1 2015 and Q1 2014. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2014, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation that expired in December 2014. Cash paid for income taxes (net of refunds) was $55 million and $38 million for Q1 2015 and Q1 2014. As of December 31, 2014, our federal net operating loss carryforward was approximately $1.9 billion and we had approximately $443 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which expired in December 2014. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of March 31, 2015, and December 31, 2014, restricted cash, cash equivalents, and marketable securities were $222 million and $450 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $5.1 billion as of March 31, 2015. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for Q1 2015 and Q1 2014. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
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

Results of Operations
Beginning in the first quarter of 2015, we changed our reportable segments to North America, International, and AWS. These segments reflect changes in the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 8 — Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales represent third-party seller fees earned (including commissions) and related shipping fees, digital content subscriptions, AWS sales, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and service sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net Sales:
North America	$13,406	$10,808
International	7,745	7,883
AWS	1,566	1,050
Total consolidated	$22,717	$19,741
Year-over-year Percentage Growth:
North America	24%	23%
International	(2)	18
AWS	49	69
Total consolidated	15	23
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
North America	24%	23%
International	14	18
AWS	49	69
Total consolidated	22	23
Net Sales Mix:
North America	59%	55%
International	34	40
AWS	7	5
Total consolidated	100%	100%
Sales increased 15% in Q1 2015, compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(1.3) billion and $10 million for Q1 2015 and Q1 2014. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 24% in Q1 2015, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales decreased 2% in Q1 2015, compared to the comparable prior year period. The sales decrease primarily reflects the unfavorable effect of foreign exchange rates offset by increased unit sales, including sales by marketplace sellers. Changes in foreign currency exchange rates impacted International net sales by $(1.3) billion and $24 million for Q1 2015 and Q1 2014. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.

AWS sales increased 49% in Q1 2015, compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Segment Operating Income (Loss)
Segment operating income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Segment Operating Income (Loss)
North America	$517	$290
International	(76)	(33)
AWS	265	245
The increase in North America segment operating income in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased unit sales, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure.
The increase in International segment operating loss in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased levels of operating expenses incurred, including costs to expand our fulfillment capacity and marketing efforts, partially offset by increased unit sales, including sales by marketplace sellers. Additionally, changes in foreign currency exchange rates had an unfavorable impact on International segment operating loss.
The increase in AWS segment operating income in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased customer usage, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,299	$849
Shipping costs (4)	(2,309)	(1,829)
Net shipping cost	$(1,010)	$(980)
Year-over-year Percentage Growth:
Shipping revenue	53%	34%
Shipping costs	26	31
Net shipping cost	3	28
Percent of Net Sales: (5)
Shipping revenue	6.1%	4.6%
Shipping costs	(10.9)	(9.8)
Net shipping cost	(4.8)%	(5.2)%
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.

(5)	Includes North America and International segment net sales.

We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, our product mix shifts to the electronics and other general merchandise category, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing placement of fulfillment centers, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
We have aggregated our North America and International segment products and services into groups of similar product and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented no individual product or service represented more than 10% of net sales.

	Three Months Ended March 31,
	2015	2014
Net Sales:
North America
Media	$2,969	$2,825
Electronics and other general merchandise	10,250	7,829
Other (1)	187	154
Total North America	$13,406	$10,808
International
Media	$2,320	$2,642
Electronics and other general merchandise	5,378	5,188
Other (1)	47	53
Total International	$7,745	$7,883
Year-over-year Percentage Growth:
North America
Media	5%	12%
Electronics and other general merchandise	31	28
Other	22	18
Total North America	24	23
International
Media	(12)%	4%
Electronics and other general merchandise	4	27
Other	(12)	13
Total International	(2)	18
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	5%	13%
Electronics and other general merchandise	31	28
Other	22	19
Total North America	24	23
International
Media	2%	4%
Electronics and other general merchandise	21	26
Other	2	11
Total International	14	18
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended March 31,
	2015			2014
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$15,395	$—	$15,395	$14,055	$—	$14,055
Fulfillment	2,759	(90)	2,669	2,317	(81)	2,236
Marketing	1,083	(35)	1,048	870	(27)	843
Technology and content	2,754	(233)	2,521	1,991	(169)	1,822
General and administrative	427	(49)	378	327	(44)	283
Other operating expense (income), net	44	—	44	35	—	35
Total operating expenses	$22,462	$(407)	$22,055	$19,595	$(321)	$19,274
Year-over-year Percentage Growth:
Fulfillment	19%		19%	29%		29%
Marketing	25		24	38		37
Technology and content	38		38	44		44
General and administrative	31		34	33		32
Percent of Net Sales:
Fulfillment	12.1%		11.7%	11.7%		11.3%
Marketing	4.8		4.6	4.4		4.3
Technology and content	12.1		11.1	10.1		9.2
General and administrative	1.9		1.7	1.7		1.4
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Cost of Sales
Cost of sales consists primarily of the purchase price of consumer products, digital media content where we record revenue gross, including Prime Instant Video, packaging supplies, inbound and outbound shipping costs, including sortation and delivery centers, and related equipment costs. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers.
The increase in cost of sales in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased product, digital media content, and shipping costs resulting from increased sales, as well as from the expansion of digital offerings.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.

Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment and customer service centers. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment capacity expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.

The increase in fulfillment costs in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
We seek to expand our fulfillment capacity to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We evaluate our facility requirements as necessary.
Marketing
We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, portal advertising, email marketing campaigns, direct sales, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense.
The increase in marketing costs in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, payroll and related expenses, including AWS direct sales related expenses, and television advertising.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and platform development for new and existing products and services, as well as AWS and other technology infrastructure costs. Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection. Digital media content where we record revenue gross, including Prime Instant Video, is included in cost of sales.
We seek to efficiently invest in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increased spending on technology infrastructure allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q1 2015, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2014 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of new and existing product categories and offerings, including AWS, and initiatives to expand our ecosystem of products and services.
During Q1 2015 and Q1 2014, we capitalized $153 million (including $24 million of stock-based compensation) and $150 million (including $22 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $152 million and $133 million for Q1 2015 and Q1 2014.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2015, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation
Stock-based compensation was $407 million and $321 million during Q1 2015 and Q1 2014. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $44 million and $35 million for Q1 2015 and Q1 2014, and was primarily related to the amortization of intangible assets.
Income (Loss) from Operations
For the reasons discussed above, income (loss) from operations increased to $255 million in Q1 2015, from $146 million in Q1 2014.
We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
Interest Income and Expense
Our interest income was $11 million during Q1 2015 and Q1 2014. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $115 million and $42 million during Q1 2015 and Q1 2014. The increase is primarily due to increases in our long-term debt, and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $(130) million and $5 million during Q1 2015 and Q1 2014. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
In 2015, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pretax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal credit for research and development expenditures at the end of 2014.
Our income tax provision was $71 million and $73 million in Q1 2015 and Q1 2014.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(7) million and $61 million during Q1 2015 and Q1 2014. The primary component of this activity during Q1 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.

Effect of Foreign Exchange Rates
The effect on income (loss) from operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2015			2014
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$24,005	$(1,288)	$22,717	$19,731	$10	$19,741
Operating expenses	23,727	(1,265)	22,462	19,603	(8)	19,595
Income (loss) from operations	278	(23)	255	128	18	146
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2015 and 2014 (in millions):

	Twelve Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$7,845	$5,345
Purchases of property and equipment, including internal-use software and website development	(4,684)	(3,854)
Free cash flow	$3,161	$1,491

Net cash provided by (used in) investing activities	$(5,989)	$(4,250)
Net cash provided by (used in) financing activities	$3,955	$(557)

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2015 and 2014 (in millions):

	Twelve Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$7,845	$5,345
Purchases of property and equipment, including internal-use software and website development	(4,684)	(3,854)
Principal repayments of capital lease obligations	(1,537)	(863)
Principal repayments of finance lease obligations	(132)	(47)
Free cash flow less lease principal repayments	$1,492	$581

Net cash provided by (used in) investing activities	$(5,989)	$(4,250)
Net cash provided by (used in) financing activities	$3,955	$(557)
Free Cash Flow Less Finance Principal Lease Repayments and Capital Acquired Under Capital Leases
Free cash flow less finance principal lease repayments and capital acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased for cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance principal lease repayments and capital acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2015 and 2014 (in millions):

	Twelve Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$7,845	$5,345
Purchases of property and equipment, including internal-use software and website development	(4,684)	(3,854)
Property and equipment acquired under capital leases	(4,246)	(2,243)
Principal repayments of finance lease obligations	(132)	(47)
Free cash flow less finance principal lease repayments and capital acquired under capital leases	$(1,217)	$(799)

Net cash provided by (used in) investing activities	$(5,989)	$(4,250)
Net cash provided by (used in) financing activities	$3,955	$(557)
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
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our income (loss) from operations is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year period.
Guidance
We provided guidance on April 23, 2015, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 23, 2015, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2015 Guidance

•	Net sales are expected to be between $20.6 billion and $22.8 billion, or to grow between 7% and 18% compared with second quarter 2014.

•	Operating income (loss) is expected to be between $(500) million and $50 million, compared to $(15) million in second quarter 2014.

•
This guidance includes approximately $600 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q1 2015, net sales from our International segment accounted for 34% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2015 decreased by $1.3 billion in comparison with Q1 2014.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2015, of $3.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $195 million, $390 million, and $780 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2015, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $160 million, $340 million, and $770 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of March 31, 2015, our recorded basis in equity investments was $208 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Could Be Subject to Additional Sales Tax or Other Indirect Tax Liabilities
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. We support a Federal law that would allow states to require sales tax collection under a nationwide system. More than half of our revenue is already earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we already collect sales tax or other indirect taxes were successfully to challenge our positions, our tax liability could increase substantially.

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
Dated: April 23, 2015

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.