Form 10-Q
period 2015-06-30
AMAZON COM INC
filed 2015-07-24
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
 ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

467,710,218 shares of common stock, par value $0.01 per share, outstanding as of July 15, 2015

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$10,237	$5,074	$14,557	$8,658	$5,057	$3,704
OPERATING ACTIVITIES:
Net income (loss)	92	(126)	35	(18)	(188)	181
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,504	1,109	2,930	2,119	5,557	3,916
Stock-based compensation	563	391	969	711	1,755	1,318
Other operating expense (income), net	42	28	87	62	153	113
Losses (gains) on sales of marketable securities, net	1	(1)	2	(1)	(1)	1
Other expense (income), net	18	(8)	109	(57)	229	(1)
Deferred income taxes	(43)	(49)	(45)	(234)	(130)	(332)
Excess tax benefits from stock-based compensation	(95)	—	(117)	(121)	(1)	(199)
Changes in operating assets and liabilities:
Inventories	(27)	92	693	791	(1,291)	(1,124)
Accounts receivable, net and other	(430)	(299)	11	428	(1,456)	(936)
Accounts payable	373	(344)	(3,876)	(5,018)	2,901	1,056
Accrued expenses and other	(129)	(15)	(1,068)	(746)	387	770
Additions to unearned revenue	1,397	894	3,200	1,986	5,647	3,477
Amortization of previously unearned revenue	(1,269)	(810)	(2,432)	(1,542)	(4,582)	(2,913)
Net cash provided by (used in) operating activities	1,997	862	498	(1,640)	8,980	5,327
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,213)	(1,290)	(2,084)	(2,370)	(4,607)	(4,288)
Acquisitions, net of cash acquired, and other	(8)	(67)	(374)	(66)	(1,287)	(127)
Sales and maturities of marketable securities	470	962	845	1,555	2,639	2,565
Purchases of marketable securities	(625)	(336)	(1,610)	(773)	(3,379)	(1,710)
Net cash provided by (used in) investing activities	(1,376)	(731)	(3,223)	(1,654)	(6,634)	(3,560)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	95	—	117	121	1	199
Proceeds from long-term debt	44	286	226	351	6,236	627
Repayments of long-term debt	(215)	(178)	(531)	(247)	(797)	(334)
Principal repayments of capital lease obligations	(580)	(285)	(1,082)	(535)	(1,832)	(969)
Principal repayments of finance lease obligations	(35)	(12)	(74)	(54)	(155)	(60)
Net cash provided by (used in) financing activities	(691)	(189)	(1,344)	(364)	3,453	(537)
Foreign-currency effect on cash and cash equivalents	102	41	(219)	57	(587)	123
Net increase (decrease) in cash and cash equivalents	32	(17)	(4,288)	(3,601)	5,212	1,353
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,269	$5,057	$10,269	$5,057	$10,269	$5,057
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$152	$31	$169	$49	$212	$94
Cash paid for income taxes (net of refunds)	65	71	119	109	188	158
Property and equipment acquired under capital leases	1,384	920	2,338	1,636	4,710	2,716
Property and equipment acquired under build-to-suit leases	153	237	256	363	813	846
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product sales	$17,104	$15,251	$34,187	$30,956
Net service sales	6,081	4,089	11,714	8,125
Total net sales	23,185	19,340	45,901	39,081
Operating expenses (1):
Cost of sales	15,160	13,399	30,555	27,453
Fulfillment	2,876	2,382	5,634	4,699
Marketing	1,150	943	2,233	1,813
Technology and content	3,020	2,226	5,774	4,217
General and administrative	467	377	894	704
Other operating expense (income), net	48	28	92	63
Total operating expenses	22,721	19,355	45,182	38,949
Income (loss) from operations	464	(15)	719	132
Interest income	12	11	23	21
Interest expense	(114)	(45)	(228)	(87)
Other income (expense), net	—	22	(131)	27
Total non-operating income (expense)	(102)	(12)	(336)	(39)
Income (loss) before income taxes	362	(27)	383	93
Provision for income taxes	(266)	(94)	(337)	(167)
Equity-method investment activity, net of tax	(4)	(5)	(11)	56
Net income (loss)	$92	$(126)	$35	$(18)
Basic earnings per share	$0.20	$(0.27)	$0.07	$(0.04)
Diluted earnings per share	$0.19	$(0.27)	$0.07	$(0.04)
Weighted average shares used in computation of earnings per share:
Basic	467	461	466	460
Diluted	476	461	475	460
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$132	$104	$222	$184
Marketing	50	32	84	59
Technology and content	319	206	552	375
General and administrative	62	49	111	93
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$92	$(126)	$35	$(18)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1, $0, $0, and $1	128	11	(114)	39
Net change in unrealized gains on available-for-sale securities:
Unrealized gains, net of tax of $(8), $0, $(8), and $(1)	6	3	7	4
Reclassification adjustment for losses included in “Other income (expense), net,” net of tax of $0, $0, $(1), and $0	1	(1)	1	(1)
Net unrealized gains on available-for-sale securities	7	2	8	3
Total other comprehensive income (loss)	135	13	(106)	42
Comprehensive income (loss)	$227	$(113)	$(71)	$24
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,269	$14,557
Marketable securities	3,732	2,859
Inventories	7,470	8,299
Accounts receivable, net and other	4,920	5,612
Total current assets	26,391	31,327
Property and equipment, net	19,479	16,967
Goodwill	3,523	3,319
Other assets	3,047	2,892
Total assets	$52,440	$54,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,391	$16,459
Accrued expenses and other	8,959	9,807
Unearned revenue	2,562	1,823
Total current liabilities	23,912	28,089
Long-term debt	8,250	8,265
Other long-term liabilities	8,510	7,410
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 491 and 488
Outstanding shares — 468 and 465	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	12,233	11,135
Accumulated other comprehensive loss	(617)	(511)
Retained earnings	1,984	1,949
Total stockholders’ equity	11,768	10,741
Total liabilities and stockholders’ equity	$52,440	$54,505
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
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In Q2 2014 and for the six months ended June 30, 2014, we excluded stock awards of 8 million.
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares used in computation of basic earnings per share	467	461	466	460
Total dilutive effect of outstanding stock awards	9	—	9	—
Shares used in computation of diluted earnings per share	476	461	475	460

Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of June 30, 2015, and December 31, 2014, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of June 30, 2015, or December 31, 2014.
The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2015				December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$4,368	$—	$—	$4,368	$4,155
Level 1 securities:
Money market funds	6,056	—	—	6,056	10,718
Equity securities	4	18	—	22	4
Level 2 securities:
Foreign government and agency securities	63	—	—	63	80
U.S. government and agency securities	3,037	2	(2)	3,037	2,406
Corporate debt securities	468	1	(1)	468	401
Asset-backed securities	111	—	—	111	69
Other fixed income securities	44	—	—	44	33
	$14,151	$21	$(3)	$14,169	$17,866
Less restricted cash, cash equivalents, and marketable securities (1)				(168)	(450)
Total cash, cash equivalents, and marketable securities				$14,001	$17,416
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for standby and trade letters of credit, guarantees, debt, real estate leases, and amounts due to third-party sellers in certain jurisdictions. We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of June 30, 2015 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,230	$8,230
Due after one year through five years	1,218	1,218
Due after five years through ten years	145	145
Due after ten years	186	186
Total	$9,779	$9,779
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $267 million and $229 million for Q2 2015 and Q2 2014, and $533 million and $448 million for the six months ended June 30, 2015 and 2014.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2015 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating and capital commitments:
Debt principal and interest	$1,392	$323	$1,322	$310	$1,272	$9,403	$14,022
Capital lease obligations, including interest	1,459	2,436	1,795	461	182	126	6,459
Finance lease obligations, including interest	93	134	137	140	142	1,339	1,985
Operating leases	500	861	798	709	620	2,600	6,088
Unconditional purchase obligations (1)	278	581	455	318	101	15	1,748
Other commitments (2) (3)	578	355	223	151	113	1,110	2,530
Total commitments	$4,300	$4,690	$4,730	$2,089	$2,430	$14,593	$32,832
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

(3)	Excludes $854 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of June 30, 2015, and December 31, 2014, we have pledged or otherwise restricted $311 million and $602 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2014 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2015, as supplemented by the following:
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and 8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, treble damages, costs, and interest. In March 2015, the case was transferred to the United States District Court for the Western District of Washington. In July 2015, the court granted our motion for judgment on the pleadings and invalidated the patents-in-suit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2013, ContentGuard Holdings, Inc. filed a complaint against Amazon.com, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that certain digital rights management software used by various Kindle Fire software applications, including the Kindle Reader and Amazon Instant Video, infringe seven U.S. Patents: Nos. 6,963,859, entitled “Content Rendering Repository”; 7,523,072, entitled “System For Controlling The Distribution And Use Of Digital Works”; 7,269,576, entitled “Content Rendering Apparatus”; 8,370,956, entitled “System And Method For Rendering Digital Content In Accordance With Usage Rights Information”; 8,393,007, entitled “System And Method For Distributing Digital Content In Accordance With Usage Rights Information”; 7,225,160, entitled “Digital Works Having Usage Rights And Method For Creating The Same”; and 8,583,556, entitled “Method For Providing A Digital Asset For Distribution.” In January 2014, ContentGuard filed an amended complaint that, among other things, added HTC Corporation and HTC America as defendants. The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. In May 2015, ContentGuard’s damages expert opined that in the event of a finding of liability Amazon could be subject to up to $230 million in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of monetary damages, costs, and interest. In June 2015, the case was stayed pending resolution of a motion for judgment on the pleadings in a related case. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2014, Smartflash LLC and Smartflash Technologies Limited filed a complaint against Amazon.com, Inc., Amazon.com, LLC, AMZN Mobile, LLC, Amazon Web Services, Inc. and Audible, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Appstore, Amazon Instant Video, Amazon Music, Audible Audiobooks, the Amazon Mobile Ad Network, certain Kindle and Fire devices, Kindle e-bookstore, Amazon’s proprietary Android operating system, and the servers involved in operating Amazon Appstore, Amazon Instant Video, Amazon Music, the Fire TV app, Audible Audiobooks, Cloud Drive, Cloud Player, Amazon Web Services, and Amazon Mobile Ad Network infringe seven related U.S. Patents: Nos. 7,334,720; 7,942,317; 8,033,458; 8,061,598; 8,118,221; 8,336,772; and 8,794,516, all entitled “Data Storage and Access Systems.” In May 2015, the case was stayed until further notice. The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In June 2015, the European Commission opened a proceeding against Amazon.com, Inc. and Amazon EU S.à.r.l. to investigate whether provisions in Amazon’s contracts with European publishers violate European competition rules. We believe we comply with European competition rules and are cooperating with the Commission.
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
See also “Note 7 — Income Taxes.”

Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
During the six months ended June 30, 2015, we acquired certain companies for an aggregate purchase price of $349 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to acquire technologies and know-how to enable Amazon to serve customers more effectively. Acquisition activity for the six months ended June 30, 2014 was not material.
Acquisition-related costs were expensed as incurred and not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$303
Indemnification holdback	46
$349
Allocation
Goodwill	$218
Intangible assets (1):
Contract-based	1
Technology-based	155
Customer-related	4
160
Property and equipment	1
Deferred tax assets	27
Other assets acquired	20
Deferred tax liabilities	(54)
Other liabilities assumed	(23)
$349
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and six years, with a weighted-average amortization period of five years.
We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line over their estimated useful lives.
Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $7 million and $29 million for the six months ended June 30, 2015. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the current year acquisitions had occurred at the beginning of 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Net sales	$45,904	$39,082
Net income (loss)	$32	$(45)
Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition.

The following summarizes our goodwill activity in 2015 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2015	$1,978	$735	$606	$3,319
New acquisitions	41	17	160	218
Other adjustments (1)	(2)	(15)	3	(14)
Goodwill - June 30, 2015	$2,017	$737	$769	$3,523
 ___________________

(1)	Primarily includes changes in foreign exchange rates.

During the second quarter of 2015, we changed the measurement date of our annual goodwill impairment test from October 1 to April 1. This change was not material to our consolidated financial statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe this timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. We have completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2015 and have determined that goodwill is not impaired.
Note 5 — LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes as described in the table below (collectively, the “Notes”). As of June 30, 2015, and December 31, 2014, the unamortized discount on the Notes was $93 million and $96 million. We also have other long-term debt with a carrying amount, including the current portion, of $602 million and $881 million as of June 30, 2015, and December 31, 2014. The face value of our total long-term debt obligations is as follows (in millions):

	June 30, 2015	December 31, 2014
0.65% Notes due on November 27, 2015 (1)	$750	$750
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	602	881
Total debt	9,602	9,881
Less current portion of long-term debt	(1,259)	(1,520)
Face value of long-term debt	$8,343	$8,361
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.0 billion and $9.1 billion as of June 30, 2015, and December 31, 2014, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 4.3% and 5.5% as of June 30, 2015, and December 31, 2014. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of June 30, 2015, and December 31, 2014.
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of June 30, 2015.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 488 million as of June 30, 2015, and 483 million as of December 31, 2014. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the six months ended June 30, 2015.
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2015 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2014	17.4	$285
Units granted	7.2	380
Units vested	(2.8)	243
Units forfeited	(1.4)	298
Outstanding as of June 30, 2015	20.4	$323
Scheduled vesting for outstanding restricted stock units as of June 30, 2015, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Scheduled vesting—restricted stock units	2.9	6.6	6.8	2.9	0.9	0.3	20.4
As of June 30, 2015, there was $3.2 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.2 years.
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
Our income tax provision for the six months ended June 30, 2015 was $337 million, which included $41 million of discrete tax items primarily attributed to acquisition integrations. Our income tax provision for the six months ended June 30, 2014 was $167 million, which included $91 million of discrete tax items primarily attributable to audit-related developments. Cash paid for income taxes (net of refunds) was $65 million and $71 million in Q2 2015 and Q2 2014, and $119 million and $109 million for the six months ended June 30, 2015 and 2014.
As of June 30, 2015, and December 31, 2014, tax contingencies were $854 million and $710 million. We expect the total amount of tax contingencies will grow in 2015. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. In June 2015, we received final tax collection notices for these years assessing additional French tax of €196 million, including interest and penalties through September 2012. We disagree with the assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In addition to the risk of additional tax for years 2006 through 2010, if this litigation is adversely determined or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for 2003 and thereafter.

Note 8 — SEGMENT INFORMATION
Beginning in the first quarter of 2015, we changed our reportable segments to North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations.

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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America
Net sales	$13,796	$10,994	$27,202	$21,802
Segment operating expenses (1)	13,093	10,665	25,982	21,183
Segment operating income (loss)	$703	$329	$1,220	$619
International
Net sales	$7,565	$7,341	$15,310	$15,224
Segment operating expenses (1)	7,584	7,343	15,405	15,259
Segment operating income (loss)	$(19)	$(2)	$(95)	$(35)
AWS
Net sales	$1,824	$1,005	$3,389	$2,055
Segment operating expenses (1)	1,433	928	2,734	1,733
Segment operating income (loss)	$391	$77	$655	$322
Consolidated
Net sales	$23,185	$19,340	$45,901	$39,081
Segment operating expenses (1)	22,110	18,936	44,121	38,175
Segment operating income (loss)	1,075	404	1,780	906
Stock-based compensation	(563)	(391)	(969)	(711)
Other operating income (expense), net	(48)	(28)	(92)	(63)
Income (loss) from operations	464	(15)	719	132
Total non-operating income (expense)	(102)	(12)	(336)	(39)
Provision for income taxes	(266)	(94)	(337)	(167)
Equity-method investment activity, net of tax	(4)	(5)	(11)	56
Net income (loss)	$92	$(126)	$35	$(18)
___________________

(1)	Excludes stock-based compensation and “Other operating expense (income), net” which are not allocated to segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
Media	$4,714	$4,844	$10,002	$10,311
Electronics and other general merchandise	16,412	13,278	32,041	26,296
AWS	1,824	1,005	3,389	2,055
Other (1)	235	213	469	419
Consolidated	$23,185	$19,340	$45,901	$39,081
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2015, we would have recorded an additional cost of sales of approximately $85 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. During the second quarter of 2015, we changed the measurement date of our annual goodwill impairment test from October 1 to April 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
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
Financial and credit market volatility directly impacts the fair value measurement through our weighted average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2015 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $43 million impact on our Q2 2015 operating income. Our estimated forfeiture rates as of June 30, 2015, and December 31, 2014, were 28% and 27%.
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

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Operating activities	$1,997	$862	$498	$(1,640)	$8,980	$5,327
Investing activities	(1,376)	(731)	(3,223)	(1,654)	(6,634)	(3,560)
Financing activities	(691)	(189)	(1,344)	(364)	3,453	(537)
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $4.4 billion for the trailing twelve months ended June 30, 2015, compared to $1.0 billion for the trailing twelve months ended June 30, 2014. See “Non-GAAP Financial Measures” for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended June 30, 2015, compared to the comparable prior year period, was primarily due to higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, including our decision to finance property and equipment under capital leases and other finance lease arrangements, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $14.0 billion and $17.4 billion as of June 30, 2015, and December 31, 2014. Amounts held in foreign currencies were $4.4 billion and $5.4 billion as of June 30, 2015, and December 31, 2014, and were primarily British Pounds, Chinese Yuan, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $2.0 billion and $862 million for Q2 2015 and Q2 2014, and $498 million and $(1.6) billion for the six months ended June 30, 2015 and 2014. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2015, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income (loss), including depreciation, amortization, and stock-based compensation, and an increase in working capital.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.4) billion and $(731) million for Q2 2015 and Q2 2014, and $(3.2) billion and $(1.7) billion for the six months ended June 30, 2015 and 2014, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.2 billion and $1.3 billion during Q2 2015 and Q2 2014, and $2.1 billion and $2.4 billion for the six months ended June 30, 2015 and 2014. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure, the majority of which is to support AWS, and additional capacity to support our fulfillment operations. Capital expenditures included $150 million and $141 million for internal-use software and website development during Q2 2015 and Q2 2014, and $279 million and $269 million for the six months ended June 30, 2015 and 2014. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $8 million and $67 million during Q2 2015 and Q2 2014, and $374 million and $66 million for the six months ended June 30, 2015 and 2014.
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

Cash provided by (used in) financing activities was $(691) million and $(189) million for Q2 2015 and Q2 2014, and $(1.3) billion and $(364) million for the six months ended June 30, 2015 and 2014. Cash outflows from financing activities result from principal payments on obligations related to capital and finance leases and repayments of long-term debt. Principal payments on obligations related to capital leases, finance leases, and repayments of long-term debt were $830 million and $475 million in Q2 2015 and Q2 2014, and $1.7 billion and $836 million for the six months ended June 30, 2015 and 2014. Property and equipment acquired under capital leases were $1.4 billion and $920 million during Q2 2015 and Q2 2014, and $2.3 billion and $1.6 billion for the six months ended June 30, 2015 and 2014. This reflects additional investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt were $44 million and $286 million in Q2 2015 and Q2 2014, and $226 million and $351 million for the six months ended June 30, 2015 and 2014. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $95 million and $0 in Q2 2015 and Q2 2014, and $117 million and $121 million for the six months ended June 30, 2015 and 2014.
We had no borrowings outstanding under our $2.0 billion Credit Agreement as of June 30, 2015. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.
We recorded tax provisions of $266 million and $94 million in Q2 2015 and Q2 2014, and $337 million and $167 million for the six months ended June 30, 2015 and 2014. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2014, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation that expired in December 2014. Cash paid for income taxes (net of refunds) was $65 million and $71 million for Q2 2015 and Q2 2014, and $119 million and $109 million for the six months ended June 30, 2015 and 2014. As of December 31, 2014, our federal net operating loss carryforward was approximately $1.9 billion and we had approximately $443 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which expired in December 2014. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of June 30, 2015, and December 31, 2014, restricted cash, cash equivalents, and marketable securities were $168 million and $450 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $6.5 billion as of June 30, 2015. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for Q2 2015 and Q2 2014. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
North America	$13,796	$10,994	$27,202	$21,802
International	7,565	7,341	15,310	15,224
AWS	1,824	1,005	3,389	2,055
Total consolidated	$23,185	$19,340	$45,901	$39,081
Year-over-year Percentage Growth:
North America	26%	25%	25%	24%
International	3	18	1	18
AWS	81	43	65	55
Total consolidated	20	23	17	23
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
North America	26%	25%	25%	24%
International	22	14	18	16
AWS	81	43	65	55
Total consolidated	27	22	24	22
Net Sales Mix:
North America	59%	57%	59%	56%
International	33	38	33	39
AWS	8	5	8	5
Total consolidated	100%	100%	100%	100%
Sales increased 20% in Q2 2015 and 17% for the six months ended June 30, 2015, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(1.4) billion and $237 million for Q2 2015 and Q2 2014, and by $(2.7) billion and $247 million for the six months ended June 30, 2015 and 2014. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 26% in Q2 2015 and 25% for the six months ended June 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 3% in Q2 2015 and 1% for the six months ended June 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers, offset by the unfavorable effect of foreign exchange rates. Changes in foreign currency exchange rates impacted International net sales by $(1.4) billion and $246 million for Q2 2015 and Q2 2014, and $(2.6) billion and $271 million for the six months ended June 30, 2015 and 2014. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 81% in Q2 2015 and 65% for the six months ended June 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Segment Operating Income (Loss)
Segment operating income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Operating Income (Loss)
North America	$703	$329	$1,220	$619
International	(19)	(2)	(95)	(35)
AWS	391	77	655	322
The increase in North America segment operating income in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increased unit sales, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure. There was a favorable impact from foreign exchange rates of $9 million and $13 million for Q2 2015 and for the six months ended June 30, 2015.
The increase in International segment operating loss in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to the unfavorable impact of foreign exchange rates. Excluding the effect of foreign exchange rates of $89 million and $168 million for Q2 2015 and for the six months ended June 30, 2015, segment operating income increased primarily due to increased unit sales, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts.
The increase in AWS segment operating income in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increased customer usage, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. There was a favorable impact from foreign exchange rates of $71 million and $123 million for Q2 2015 and for the six months ended June 30, 2015.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,399	$889	$2,698	$1,738
Shipping costs (4)	(2,340)	(1,812)	(4,649)	(3,641)
Net shipping cost	$(941)	$(923)	$(1,951)	$(1,903)
Year-over-year Percentage Growth:
Shipping revenue	57%	38%	55%	36%
Shipping costs	29	33	28	32
Net shipping cost	2	29	3	28
Percent of Net Sales: (5)
Shipping revenue	6.6%	4.9%	6.3%	4.7%
Shipping costs	(11.0)	(9.9)	(10.9)	(9.8)
Net shipping cost	(4.4)%	(5.0)%	(4.6)%	(5.1)%
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.

(5)	Includes North America and International segment net sales.
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

We have aggregated our North America and International segment products and services into groups of similar products and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented no individual product or service represented more than 10% of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
North America
Media	$2,620	$2,464	$5,589	$5,289
Electronics and other general merchandise	10,987	8,366	21,237	16,196
Other (1)	189	164	376	317
Total North America	$13,796	$10,994	$27,202	$21,802
International
Media	$2,094	$2,380	$4,413	$5,022
Electronics and other general merchandise	5,425	4,912	10,804	10,100
Other (1)	46	49	93	102
Total International	$7,565	$7,341	$15,310	$15,224
Year-over-year Percentage Growth:
North America
Media	6%	13%	6%	13%
Electronics and other general merchandise	31	29	31	28
Other	16	17	19	18
Total North America	26	25	25	24
International
Media	(12)%	7%	(12)%	5%
Electronics and other general merchandise	10	25	7	26
Other	(7)	4	(10)	8
Total International	3	18	1	18
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	7%	14%	6%	13%
Electronics and other general merchandise	32	29	31	29
Other	16	17	19	18
Total North America	26	25	25	24
International
Media	3%	4%	2%	4%
Electronics and other general merchandise	31	20	26	23
Other	8	(1)	5	5
Total International	22	14	18	16
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$15,160	$—	$15,160	$13,399	$—	$13,399	$30,555	$—	$30,555	$27,453	$—	$27,453
Fulfillment	2,876	(132)	2,744	2,382	(104)	2,278	5,634	(222)	5,412	4,699	(184)	4,515
Marketing	1,150	(50)	1,100	943	(32)	911	2,233	(84)	2,149	1,813	(59)	1,754
Technology and content	3,020	(319)	2,701	2,226	(206)	2,020	5,774	(552)	5,222	4,217	(375)	3,842
General and administrative	467	(62)	405	377	(49)	328	894	(111)	783	704	(93)	611
Other operating expense (income), net	48	—	48	28	—	28	92	—	92	63	—	63
Total operating expenses	$22,721	$(563)	$22,158	$19,355	$(391)	$18,964	$45,182	$(969)	$44,213	$38,949	$(711)	$38,238
Year-over-year Percentage Growth:
Fulfillment	21%		20%	30%		30%	20%		20%	29%		29%
Marketing	22		21	40		40	23		22	39		39
Technology and content	36		34	41		41	37		36	43		42
General and administrative	24		23	33		33	27		28	32		32
Percent of Net Sales:
Fulfillment	12.4%		11.8%	12.3%		11.8%	12.3%		11.8%	12.0%		11.6%
Marketing	5.0		4.7	4.9		4.7	4.9		4.7	4.6		4.5
Technology and content	13.0		11.7	11.5		10.4	12.6		11.4	10.8		9.8
General and administrative	2.0		1.7	2.0		1.7	1.9		1.7	1.8		1.6
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
The increase in cost of sales in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
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

The increase in fulfillment costs in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses, including AWS direct sales related expenses.
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
We seek to efficiently invest in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increased spending on technology infrastructure allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q2 2015, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2014 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of new and existing product categories and service offerings, including AWS, and initiatives to expand our ecosystem of products and services.
During Q2 2015 and Q2 2014, we capitalized $184 million (including $35 million of stock-based compensation) and $170 million (including $29 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2015 and 2014, we capitalized $338 million (including $59 million of stock-based compensation) and $320 million (including $51 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $157 million and $139 million for Q2 2015 and Q2 2014, and $309 million and $272 million for the six months ended June 30, 2015 and 2014.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2015 and for the six months ended June 30, 2015, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.

Stock-Based Compensation
Stock-based compensation was $563 million and $391 million during Q2 2015 and Q2 2014, and $969 million and $711 million for the six months ended June 30, 2015 and 2014. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $48 million and $28 million for Q2 2015 and Q2 2014, and $92 million and $63 million for the six months ended June 30, 2015 and 2014 and was primarily related to the amortization of intangible assets.
Income (Loss) from Operations
For the reasons discussed above, income (loss) from operations increased to $464 million in Q2 2015, from $(15) million in Q2 2014, and increased to $719 million for the six months ended June 30, 2015, from $132 million for the six months ended June 30, 2014.
We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
Interest Income and Expense
Our interest income was $12 million and $11 million during Q2 2015 and Q2 2014, and $23 million and $21 million for the six months ended June 30, 2015 and 2014. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $114 million and $45 million during Q2 2015 and Q2 2014, and $228 million and $87 million for the six months ended June 30, 2015 and 2014. The increase is primarily due to increases in our long-term debt, and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $0 and $22 million during Q2 2015 and Q2 2014, and $(131) million and $27 million for the six months ended June 30, 2015 and 2014. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
Our income tax provision for the six months ended June 30, 2015 was $337 million, which included $41 million of discrete tax items primarily attributed to acquisition integrations. Our income tax provision for the six months ended June 30, 2014 was $167 million, which included $91 million of discrete tax items primarily attributable to audit-related developments.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(4) million and $(5) million during Q2 2015 and Q2 2014, and $(11) million and $56 million for the six months ended June 30, 2015 and 2014. The primary component of this activity during the six months ended June 30, 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.

Effect of Foreign Exchange Rates
The effect on income (loss) from operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$24,578	$(1,393)	$23,185	$19,103	$237	$19,340	$48,581	$(2,680)	$45,901	$38,834	$247	$39,081
Operating expenses	24,105	(1,384)	22,721	19,149	206	19,355	47,830	(2,648)	45,182	38,752	197	38,949
Income (loss) from operations	473	(9)	464	(46)	31	(15)	751	(32)	719	82	50	132
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
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

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2015 and 2014 (in millions):

	Twelve Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$8,980	$5,327
Purchases of property and equipment, including internal-use software and website development	(4,607)	(4,288)
Free cash flow	$4,373	$1,039

Net cash provided by (used in) investing activities	$(6,634)	$(3,560)
Net cash provided by (used in) financing activities	$3,453	$(537)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2015 and 2014 (in millions):

	Twelve Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$8,980	$5,327
Purchases of property and equipment, including internal-use software and website development	(4,607)	(4,288)
Principal repayments of capital lease obligations	(1,832)	(969)
Principal repayments of finance lease obligations	(155)	(60)
Free cash flow less lease principal repayments	$2,386	$10

Net cash provided by (used in) investing activities	$(6,634)	$(3,560)
Net cash provided by (used in) financing activities	$3,453	$(537)

Free Cash Flow Less Finance Lease Principal Repayments and Capital Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and capital acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased for cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and capital acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2015 and 2014 (in millions):

	Twelve Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$8,980	$5,327
Purchases of property and equipment, including internal-use software and website development	(4,607)	(4,288)
Property and equipment acquired under capital leases	(4,710)	(2,716)
Principal repayments of finance lease obligations	(155)	(60)
Free cash flow less finance lease principal repayments and capital acquired under capital leases	$(492)	$(1,737)

Net cash provided by (used in) investing activities	$(6,634)	$(3,560)
Net cash provided by (used in) financing activities	$3,453	$(537)
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
Guidance
We provided guidance on July 23, 2015, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 23, 2015, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2015 Guidance

•	Net sales are expected to be between $23.3 billion and $25.5 billion, or to grow between 13% and 24% compared with third quarter 2014.

•	Operating income (loss) is expected to be between $(480) million and $70 million, compared to $(544) million in third quarter 2014.

•
This guidance includes approximately $580 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q2 2015, net sales from our International segment accounted for 33% of our consolidated revenues. Net sales and related expenses generated from our internationally focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2015 decreased by $1.4 billion in comparison with Q2 2014.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2015, of $4.4 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $220 million, $440 million, and $880 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2015, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $190 million, $395 million, and $895 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of June 30, 2015, our recorded basis in equity investments was $225 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 23, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 18, 2009).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.