Form 10-Q
period 2015-09-30
AMAZON COM INC
filed 2015-10-23
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
Form 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

468,762,005 shares of common stock, par value $0.01 per share, outstanding as of October 14, 2015

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$10,269	$5,057	$14,557	$8,658	$5,258	$3,872
OPERATING ACTIVITIES:
Net income (loss)	79	(437)	114	(455)	328	(216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,599	1,247	4,529	3,366	5,908	4,329
Stock-based compensation	544	377	1,513	1,089	1,921	1,414
Other operating expense (income), net	34	31	120	93	156	133
Losses (gains) on sales of marketable securities, net	2	(3)	4	(4)	4	(3)
Other expense (income), net	56	42	166	(16)	244	36
Deferred income taxes	(63)	(270)	(108)	(503)	76	(613)
Excess tax benefits from stock-based compensation	(95)	—	(212)	(121)	(96)	(199)
Changes in operating assets and liabilities:
Inventories	(1,537)	(845)	(844)	(54)	(1,983)	(1,383)
Accounts receivable, net and other	(588)	(362)	(577)	66	(1,681)	(1,173)
Accounts payable	2,030	1,724	(1,846)	(3,294)	3,207	1,834
Accrued expenses and other	143	4	(925)	(742)	525	847
Additions to unearned revenue	1,779	1,069	4,979	3,055	6,358	3,874
Amortization of previously unearned revenue	(1,373)	(811)	(3,805)	(2,353)	(5,144)	(3,175)
Net cash provided by (used in) operating activities	2,610	1,766	3,108	127	9,823	5,705
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(1,195)	(1,378)	(3,280)	(3,748)	(4,424)	(4,628)
Acquisitions, net of cash acquired, and other	(105)	(860)	(478)	(926)	(531)	(986)
Sales and maturities of marketable securities	1,045	1,439	1,890	2,994	2,244	3,509
Purchases of marketable securities	(1,122)	(147)	(2,732)	(920)	(4,354)	(1,339)
Net cash provided by (used in) investing activities	(1,377)	(946)	(4,600)	(2,600)	(7,065)	(3,444)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	95	—	212	121	96	199
Proceeds from long-term debt and other	33	28	260	379	6,241	628
Repayments of long-term debt and other	(181)	(84)	(712)	(331)	(894)	(371)
Principal repayments of capital lease obligations	(656)	(343)	(1,738)	(878)	(2,144)	(1,103)
Principal repayments of finance lease obligations	(21)	(13)	(95)	(68)	(163)	(73)
Net cash provided by (used in) financing activities	(730)	(412)	(2,073)	(777)	3,136	(720)
Foreign-currency effect on cash and cash equivalents	(63)	(207)	(283)	(150)	(443)	(155)
Net increase (decrease) in cash and cash equivalents	440	201	(3,848)	(3,400)	5,451	1,386
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,709	$5,258	$10,709	$5,258	$10,709	$5,258
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$7	$7	$177	$56	$212	$93
Cash paid for income taxes (net of refunds)	80	38	200	148	230	173
Property and equipment acquired under capital leases	1,047	1,158	3,385	2,794	4,599	3,347
Property and equipment acquired under build-to-suit leases	125	343	381	707	595	920
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product sales	$18,463	$16,022	$52,650	$46,978
Net service sales	6,895	4,557	18,609	12,681
Total net sales	25,358	20,579	71,259	59,659
Operating expenses (1):
Cost of sales	16,755	14,627	47,310	42,080
Fulfillment	3,230	2,643	8,865	7,342
Marketing	1,264	993	3,496	2,806
Technology and content	3,197	2,423	8,971	6,639
General and administrative	463	406	1,357	1,110
Other operating expense (income), net	43	31	136	94
Total operating expenses	24,952	21,123	70,135	60,071
Income (loss) from operations	406	(544)	1,124	(412)
Interest income	13	9	37	31
Interest expense	(116)	(49)	(344)	(136)
Other income (expense), net	(56)	(50)	(187)	(23)
Total non-operating income (expense)	(159)	(90)	(494)	(128)
Income (loss) before income taxes	247	(634)	630	(540)
Benefit (provision) for income taxes	(161)	205	(498)	38
Equity-method investment activity, net of tax	(7)	(8)	(18)	47
Net income (loss)	$79	$(437)	$114	$(455)
Basic earnings per share	$0.17	$(0.95)	$0.24	$(0.99)
Diluted earnings per share	$0.17	$(0.95)	$0.24	$(0.99)
Weighted average shares used in computation of earnings per share:
Basic	468	463	467	461
Diluted	478	463	476	461
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$122	$93	$344	$278
Marketing	48	32	133	91
Technology and content	309	204	861	579
General and administrative	65	48	175	141
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$79	$(437)	$114	$(455)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $4, $(1), $3, and $0	(56)	(248)	(170)	(209)
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $3, $2, $(5), and $1	(3)	(1)	3	2
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $(1), $(1), and $(1)	1	(2)	3	(2)
Net unrealized gains (losses) on available-for-sale securities	(2)	(3)	6	—
Total other comprehensive income (loss)	(58)	(251)	(164)	(209)
Comprehensive income (loss)	$21	$(688)	$(50)	$(664)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,709	$14,557
Marketable securities	3,719	2,859
Inventories	8,981	8,299
Accounts receivable, net and other	5,440	5,612
Total current assets	28,849	31,327
Property and equipment, net	20,636	16,967
Goodwill	3,529	3,319
Other assets	3,216	2,892
Total assets	$56,230	$54,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,437	$16,459
Accrued expenses and other	9,157	9,807
Unearned revenue	3,063	1,823
Total current liabilities	26,657	28,089
Long-term debt	8,243	8,265
Other long-term liabilities	8,900	7,410
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 492 and 488
Outstanding shares — 469 and 465	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	12,874	11,135
Accumulated other comprehensive loss	(675)	(511)
Retained earnings	2,063	1,949
Total stockholders’ equity	12,430	10,741
Total liabilities and stockholders’ equity	$56,230	$54,505
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and China (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated.
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
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In Q3 2014 and for the nine months ended September 30, 2014, we excluded stock awards of 18 million and 17 million.

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares used in computation of basic earnings per share	468	463	467	461
Total dilutive effect of outstanding stock awards	10	—	9	—
Shares used in computation of diluted earnings per share	478	463	476	461
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, account, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU will have on our consolidated financial statements.
In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of September 30, 2015, and December 31, 2014, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of September 30, 2015, or December 31, 2014.

The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2015				December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$5,026	$—	$—	$5,026	$4,155
Level 1 securities:
Money market funds	5,921	—	—	5,921	10,718
Equity securities	4	14	—	18	4
Level 2 securities:
Foreign government and agency securities	48	—	—	48	80
U.S. government and agency securities	3,009	2	(2)	3,009	2,406
Corporate debt securities	483	1	(1)	483	401
Asset-backed securities	120	—	—	120	69
Other fixed income securities	42	—	—	42	33
	$14,653	$17	$(3)	$14,667	$17,866
Less restricted cash, cash equivalents, and marketable securities (1)				(239)	(450)
Total cash, cash equivalents, and marketable securities				$14,428	$17,416
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of September 30, 2015 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,053	$8,054
Due after one year through five years	1,252	1,252
Due after five years through ten years	141	141
Due after ten years	177	176
Total	$9,623	$9,623
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $291 million and $252 million for Q3 2015 and Q3 2014, and $824 million and $700 million for the nine months ended September 30, 2015 and 2014.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2015 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Debt principal and interest	$1,237	$323	$1,322	$310	$1,272	$9,403	$13,867
Capital lease obligations, including interest	729	2,758	2,119	860	239	162	6,867
Finance lease obligations, including interest	40	161	163	167	171	1,658	2,360
Operating leases	317	964	878	779	688	2,875	6,501
Unconditional purchase obligations (1)	116	632	539	386	152	43	1,868
Other commitments (2) (3)	446	482	240	170	107	963	2,408
Total commitments	$2,885	$5,320	$5,261	$2,672	$2,629	$15,104	$33,871
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

(3)	Excludes $895 million of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of September 30, 2015, and December 31, 2014, we have pledged or otherwise restricted $377 million and $602 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 8 — Commitments and Contingencies — Legal Proceedings” of our 2014 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the Periods Ended March 31, 2015 and June 30, 2015, as supplemented by the following:
In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales, Inc., Amazon EU Sarl, Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice (“ECJ”). In July 2013, the ECJ ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In October 2013, the Austrian Supreme Court referred the case back to the Commercial Court of Vienna for further fact finding to determine whether the tariff on blank digital media meets the conditions set by the ECJ. In August 2015, the Commercial Court of Vienna ruled that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s claims. In September 2015, Austro-Mechana appealed that judgment to the Higher Commercial Court of Vienna. In addition, in December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (“ZPU”), filed a complaint against

Amazon EU Sarl, Amazon Media EU Sarl, Amazon Services Europe Sarl, Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings Sarl in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU Sarl in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. In November 2013, the Belgian court ruled in favor of AUVIBEL and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In July 2013, Telebuyer, LLC filed a complaint against Amazon.com, Inc., Amazon Web Services, LLC, and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain features used on our retail website-including high resolution video and still images, user-indicated areas of interest, targeted follow-up communications, vendor proposals, on-line chat, Gold Box and Lightning Deals, and vendor ratings-infringe seven U.S. patents: Nos. 6,323,894, 7,835,508, 7,835,509, 7,839,984, 8,059,796, and 8,098,272, all entitled “Commercial Product Routing System With Video Vending Capability,” and 8,315,364, entitled “Commercial Product Routing System With Mobile Wireless And Video Vending Capability.” The complaint seeks an unspecified amount of damages, interest, and injunctive relief. In September 2013, the case was transferred to the United States District Court for the Western District of Washington. In July 2015, the court invalidated all asserted claims of all asserted patents and dismissed the case with prejudice. In August 2015, Telebuyer appealed that judgment to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In September 2013, Personalized Media Communications, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the use of certain Kindle devices, Kindle apps and/or Amazon.com, Inc.’s website to purchase and receive electronic media infringes nine U.S. Patents: Nos. 5,887,243, 7,801,304, 7,805,749, 7,940,931, 7,769,170, 7,864,956, 7,827,587, 8,046,791, and 7,883,252, all entitled “Signal Processing Apparatus And Methods.” The complaint also alleges, among other things, that CloudFront, S3, and EC2 web services infringe three of those patents, Nos. 7,801,304, 7,864,956, and 7,827,587. The complaint seeks an unspecified amount of damages, interest, and injunctive relief. In August 2015, the court invalidated all asserted claims of all asserted patents and dismissed the case with prejudice. In September 2015, Personalized Media appealed that judgment to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and 8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of damages, treble damages, costs, and interest. In March 2015, the case was transferred to the United States District Court for the Western District of Washington. In July 2015, the court granted our motion for judgment on the pleadings and invalidated the patents-in-suit. In August 2015, the court entered judgment in our favor. In September 2015, the plaintiff appealed that judgment to the United States Court of Appeals for the Federal Circuit, and filed a new complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Washington. The 2015 complaint alleges, among other things, that Amazon’s Elastic Compute Cloud, Simple Workflow, and Herd infringe U.S. Patent Nos. 8,682,959, entitled “System And Method For Fault Tolerant Processing Of Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers,” and 9,049,267, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, treble damages, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In June 2015, the case was stayed pending resolution of a motion for judgment on the pleadings in a related case. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2015, St. Luke Technologies, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Texas alleging, among other things, that AWS WorkMail, Identity and Access Management, CloudTrail, Key Management Service, and Data Stores infringe U.S. Patent Nos. 8,316,237, 7,181,017, 7,869,591, and 8,904,181, all entitled “System and Method for Secure Three-Party Communication,” and that WorkMail, Identity and Access Management, CloudTrail, Key Management Service, Data Stores, DynamoDB, SDK, and the “AWS platform” infringe U.S. Patent Nos. 7,587,368, 8,498,941, 8,380,630, and 8,600,895, all entitled “Information Record Infrastructure, System and Method.” The complaint seeks an unspecified amount of damages together with pre- and post-judgment interest. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2015 Acquisition Activity
During the nine months ended September 30, 2015, we acquired certain companies for an aggregate purchase price of $393 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$340
Indemnification holdback	53
$393
Allocation
Goodwill	$239
Intangible assets (1):
Contract-based	1
Technology-based	181
Customer-related	4
186
Property and equipment	1
Deferred tax assets	34
Other assets acquired	23
Deferred tax liabilities	(65)
Other liabilities assumed	(25)
$393
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and six years, with a weighted-average amortization period of five years.
We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
On October 19, 2015, we acquired Elemental Technologies, Inc. (“Elemental”), for total consideration of approximately $296 million. The acquisition combines Elemental’s video solutions with the AWS Cloud platform to provide customers integrated solutions to efficiently and economically scale video infrastructures. We are currently in the process of estimating the fair values of the assets acquired and liabilities assumed and will include the impact of this acquisition in our 2015 Annual Report on Form 10-K.

Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $7 million and $(78) million for the nine months ended September 30, 2015. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the companies acquired during the nine months ended September 30, 2015 had occurred at the beginning of 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Net sales	$71,261	$59,660
Net income (loss)	$126	$(486)
2014 Acquisition Activity
During the nine months ended September 30, 2014, we acquired companies for an aggregate purchase price of approximately $862 million in cash, as adjusted for the assumption of options and other items, which resulted in goodwill of $707 million and acquired intangible assets of $230 million. The primary reasons for these acquisitions were to acquire technologies and know-how to enable Amazon to serve customers more effectively. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives. Acquisition-related costs were expensed as incurred and not significant.
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
The following summarizes our goodwill activity during the nine months ended September 30, 2015 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2015	$1,978	$735	$606	$3,319
New acquisitions	41	17	181	239
Other adjustments (1)	(5)	(22)	(2)	(29)
Goodwill - September 30, 2015	$2,014	$730	$785	$3,529
 ___________________

(1)	Primarily includes changes in foreign exchange rates.
During the second quarter of 2015, we changed the measurement date of our annual goodwill impairment test from October 1 to April 1. This change was not material to our consolidated financial statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe this timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2015 and determined that goodwill is not impaired.

Note 5 — LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes as described in the table below (collectively, the “Notes”). As of September 30, 2015, and December 31, 2014, the unamortized discount on the Notes was $91 million and $96 million. We also have other long-term debt with a carrying amount, including the current portion, of $451 million and $881 million as of September 30, 2015, and December 31, 2014. The face value of our total long-term debt obligations is as follows (in millions):

	September 30, 2015	December 31, 2014
0.65% Notes due on November 27, 2015 (1)	$750	$750
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	451	881
Total debt	9,451	9,881
Less current portion of long-term debt	(1,117)	(1,520)
Face value of long-term debt	$8,334	$8,361
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2015, 2017, and 2022 Notes were 0.84%, 1.38%, and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.2 billion and $9.1 billion as of September 30, 2015, and December 31, 2014, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted average interest rate of 3.7% and 5.5% as of September 30, 2015, and December 31, 2014. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of September 30, 2015, and December 31, 2014.
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of September 30, 2015.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 489 million as of September 30, 2015, and 483 million as of December 31, 2014. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the nine months ended September 30, 2015.

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2015 (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2014	17.4	$285
Units granted	8.7	400
Units vested	(3.8)	244
Units forfeited	(2.2)	312
Outstanding as of September 30, 2015	20.1	$339
Scheduled vesting for outstanding restricted stock units as of September 30, 2015, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Scheduled vesting—restricted stock units	1.8	6.5	6.9	3.3	1.3	0.3	20.1
As of September 30, 2015, there was $3.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted average recognition period of 1.1 years.
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
In 2015, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2014.
Our income tax provision for the nine months ended September 30, 2015 was $498 million, which included $37 million of discrete tax items primarily attributed to acquisition integrations. Our income tax benefit for the nine months ended September 30, 2014 was $38 million, which included $82 million of discrete tax items primarily attributable to audit-related developments. Cash paid for income taxes (net of refunds) was $80 million and $38 million in Q3 2015 and Q3 2014, and $200 million and $148 million for the nine months ended September 30, 2015 and 2014.
As of September 30, 2015, and December 31, 2014, tax contingencies were $895 million and $710 million. We expect the total amount of tax contingencies will grow in 2015. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
International
The International segment consists primarily of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused websites such as www.amazon.com.au, www.amazon.com.br, www.amazon.cn, www.amazon.fr, www.amazon.de, www.amazon.in, www.amazon.it, www.amazon.co.jp, www.amazon.nl, www.amazon.es, and www.amazon.co.uk. This segment includes export sales from these internationally-focused websites (including export sales from these sites to customers in the U.S., Mexico, and Canada), but excludes export sales from our North American websites.

AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other AWS service offerings for start-ups, enterprises, government agencies, and academic institutions.
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America
Net sales	$15,006	$11,699	$42,208	$33,499
Segment operating expenses (1)	14,478	11,759	40,461	32,940
Segment operating income (loss)	$528	$(60)	$1,747	$559
International
Net sales	$8,267	$7,711	$23,577	$22,936
Segment operating expenses (1)	8,323	7,885	23,728	23,144
Segment operating income (loss)	$(56)	$(174)	$(151)	$(208)
AWS
Net sales	$2,085	$1,169	$5,474	$3,224
Segment operating expenses (1)	1,564	1,071	4,297	2,804
Segment operating income (loss)	$521	$98	$1,177	$420
Consolidated
Net sales	$25,358	$20,579	$71,259	$59,659
Segment operating expenses (1)	24,365	20,715	68,486	58,888
Segment operating income (loss)	993	(136)	2,773	771
Stock-based compensation	(544)	(377)	(1,513)	(1,089)
Other operating income (expense), net	(43)	(31)	(136)	(94)
Income (loss) from operations	406	(544)	1,124	(412)
Total non-operating income (expense)	(159)	(90)	(494)	(128)
Benefit (provision) for income taxes	(161)	205	(498)	38
Equity-method investment activity, net of tax	(7)	(8)	(18)	47
Net income (loss)	$79	$(437)	$114	$(455)
___________________

(1)	Excludes stock-based compensation and “Other operating expense (income), net” which are not allocated to segments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
Media	$5,283	$5,244	$15,286	$15,554
Electronics and other general merchandise	17,741	13,953	49,782	40,248
AWS	2,085	1,169	5,474	3,224
Other (1)	249	213	717	633
Consolidated	$25,358	$20,579	$71,259	$59,659
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2015, we would have recorded an additional cost of sales of approximately $100 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. During the second quarter of 2015, we changed the measurement date of our annual goodwill impairment test from October 1 to April 1. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an interim impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of April 1, 2015, would have had no impact on the carrying value of our goodwill.
Financial and credit market volatility directly impacts the fair value measurement through our weighted average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2015 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee classification, economic environment, and historical experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $51 million impact on our Q3 2015 operating income. Our estimated forfeiture rates as of September 30, 2015, and December 31, 2014, were 28% and 27%.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Operating activities	$2,610	$1,766	$3,108	$127	$9,823	$5,705
Investing activities	(1,377)	(946)	(4,600)	(2,600)	(7,065)	(3,444)
Financing activities	(730)	(412)	(2,073)	(777)	3,136	(720)
Our financial focus is on long-term, sustainable growth in free cash flow1. Free cash flow, a non-GAAP financial measure, was $5.4 billion for the trailing twelve months ended September 30, 2015, compared to $1.1 billion for the trailing twelve months ended September 30, 2014. See “Non-GAAP Financial Measures” for a reconciliation of free cash flow to cash provided by operating activities. The increase in free cash flow for the trailing twelve months ended September 30, 2015, compared to the comparable prior year period, was primarily due to higher operating cash flows. Operating cash flows and free cash flows can be volatile and are sensitive to many factors, including changes in working capital2, the timing and magnitude of capital expenditures, including our decision to finance property and equipment under capital leases and other finance lease arrangements, and our net income (loss). Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $14.4 billion and $17.4 billion as of September 30, 2015, and December 31, 2014. Amounts held in foreign currencies were $4.5 billion and $5.4 billion as of September 30, 2015, and December 31, 2014, and were primarily British Pounds, Chinese Yuan, Euros, and Japanese Yen.
Cash provided by (used in) operating activities was $2.6 billion and $1.8 billion for Q3 2015 and Q3 2014 and $3.1 billion and $127 million for the nine months ended September 30, 2015 and 2014. Our operating cash flows result primarily from cash received from our consumer, seller, and enterprise customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our consumer, seller, and enterprise customers, and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2015, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income (loss), including depreciation, amortization, and stock-based compensation, and an increase in working capital.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.4) billion and $(946) million for Q3 2015 and Q3 2014, and $(4.6) billion and $(2.6) billion for the nine months ended September 30, 2015 and 2014, with the variability caused primarily by changes in capital expenditures, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.2 billion and $1.4 billion during Q3 2015 and Q3 2014, and $3.3 billion and $3.7 billion for the nine months ended September 30, 2015 and 2014. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure, the majority of which is to support AWS, and additional capacity to support our fulfillment operations. Capital expenditures included $127 million and $131 million for internal-use software and website development during Q3 2015 and Q3 2014, and $406 million and $400 million for the nine months ended September 30, 2015 and 2014. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $105 million and $860 million during Q3 2015 and Q3 2014, and $478 million and $926 million for the nine months ended September 30, 2015 and 2014.

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

Additionally, on October 19, 2015, we acquired Elemental for total consideration of approximately $296 million.
Cash provided by (used in) financing activities was $(730) million and $(412) million for Q3 2015 and Q3 2014, and $(2.1) billion and $(777) million for the nine months ended September 30, 2015 and 2014. Cash outflows from financing activities result from principal payments on obligations related to capital and finance leases and repayments of long-term debt and other. Principal payments on obligations related to capital leases, finance leases, and repayments of long-term debt and other were $858 million and $440 million in Q3 2015 and Q3 2014, and $2.5 billion and $1.3 billion for the nine months ended September 30, 2015 and 2014. In addition, on November 27, 2015, $750 million of our unsecured senior notes mature. Property and equipment acquired under capital leases was $1.0 billion and $1.2 billion during Q3 2015 and Q3 2014, and $3.4 billion and $2.8 billion for the nine months ended September 30, 2015 and 2014. This reflects additional investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend toward additional investment to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $33 million and $28 million in Q3 2015 and Q3 2014, and $260 million and $379 million for the nine months ended September 30, 2015 and 2014. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $95 million and $0 in Q3 2015 and Q3 2014, and $212 million and $121 million for the nine months ended September 30, 2015 and 2014.
We had no borrowings outstanding under our $2.0 billion Credit Agreement as of September 30, 2015. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.
We recorded a tax provision of $161 million and a tax benefit of $205 million in Q3 2015 and Q3 2014, and a tax provision of $498 million and a tax benefit of $38 million for the nine months ended September 30, 2015 and 2014. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions that are being utilized to reduce our U.S. taxable income. In 2014, we also had accelerated depreciation deductions on qualifying property that reduced our U.S. taxable income as a result of U.S. legislation that expired in December 2014. Cash paid for income taxes (net of refunds) was $80 million and $38 million for Q3 2015 and Q3 2014, and $200 million and $148 million for the nine months ended September 30, 2015 and 2014. As of December 31, 2014, our federal net operating loss carryforward was approximately $1.9 billion and we had approximately $443 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which expired in December 2014. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to “Accounts receivable, net and other” on our consolidated balance sheets. As of September 30, 2015, and December 31, 2014, restricted cash, cash equivalents, and marketable securities were $239 million and $450 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $7.8 billion as of September 30, 2015. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 9 for Q3 2015 and Q3 2014. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
North America	$15,006	$11,699	$42,208	$33,499
International	8,267	7,711	23,577	22,936
AWS	2,085	1,169	5,474	3,224
Total consolidated	$25,358	$20,579	$71,259	$59,659
Year-over-year Percentage Growth:
North America	28%	23%	26%	24%
International	7	14	3	17
AWS	78	43	70	50
Total consolidated	23	20	19	22
Year-over-year Percentage Growth, excluding effect of foreign exchange rates:
North America	29%	23%	26%	24%
International	24	13	20	15
AWS	78	43	70	50
Total consolidated	30	20	26	22
Net Sales Mix:
North America	59%	57%	59%	56%
International	33	37	33	39
AWS	8	6	8	5
Total consolidated	100%	100%	100%	100%
Sales increased 23% in Q3 2015 and 19% for the nine months ended September 30, 2015, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(1.3) billion and $13 million for Q3 2015 and Q3 2014, and by $(4.0) billion and $259 million for the nine months ended September 30, 2015 and 2014. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 28% in Q3 2015 and 26% for the nine months ended September 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 7% in Q3 2015 and 3% for the nine months ended September 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers, offset by the unfavorable effect of foreign exchange rates. Changes in foreign currency exchange rates impacted International net sales by $(1.3) billion and $21 million for Q3 2015 and Q3 2014, and $(3.9) billion and $292 million for the nine months ended September 30, 2015 and 2014. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, from sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 78% in Q3 2015 and 70% for the nine months ended September 30, 2015, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Segment Operating Income (Loss)
Segment operating income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Operating Income (Loss)
North America	$528	$(60)	$1,747	$559
International	(56)	(174)	(151)	(208)
AWS	521	98	1,177	420
The increase in North America segment operating income in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure. There was a favorable impact from foreign exchange rates of $11 million and $24 million for Q3 2015 and for the nine months ended September 30, 2015.
The decrease in International segment operating loss in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts. There was an unfavorable impact from foreign exchange rates of $64 million and $232 million for Q3 2015 and for the nine months ended September 30, 2015.
The increase in AWS segment operating income in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. There was a favorable impact from foreign exchange rates of $78 million and $204 million for Q3 2015 and for the nine months ended September 30, 2015.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,494	$1,048	$4,192	$2,786
Shipping costs (4)	(2,720)	(2,020)	(7,369)	(5,661)
Net shipping cost	$(1,226)	$(972)	$(3,177)	$(2,875)
Year-over-year Percentage Growth:
Shipping revenue	43%	45%	50%	39%
Shipping costs	35	32	30	32
Net shipping cost	26	20	11	25
Percent of Net Sales: (5)
Shipping revenue	6.4%	5.4%	6.4%	5.0%
Shipping costs	(11.7)	(10.4)	(11.2)	(10.0)
Net shipping cost	(5.3)%	(5.0)%	(4.8)%	(5.0)%
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.

(5)	Includes North America and International segment net sales.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
North America
Media	$2,963	$2,734	$8,552	$8,022
Electronics and other general merchandise	11,840	8,793	33,077	24,988
Other (1)	203	172	579	489
Total North America	$15,006	$11,699	$42,208	$33,499
International
Media	$2,320	$2,510	$6,734	$7,532
Electronics and other general merchandise	5,901	5,160	16,705	15,260
Other (1)	46	41	138	144
Total International	$8,267	$7,711	$23,577	$22,936
Year-over-year Percentage Growth:
North America
Media	8%	5%	7%	10%
Electronics and other general merchandise	35	31	32	29
Other	18	20	19	19
Total North America	28	23	26	24
International
Media	(8)%	4%	(11)%	5%
Electronics and other general merchandise	14	20	9	24
Other	10	(18)	(4)	(1)
Total International	7	14	3	17
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	9%	5%	7%	10%
Electronics and other general merchandise	35	31	33	29
Other	18	20	18	19
Total North America	29	23	26	24
International
Media	6%	3%	4%	4%
Electronics and other general merchandise	32	19	28	22
Other	26	(19)	11	(3)
Total International	24	13	20	15
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$16,755	$—	$16,755	$14,627	$—	$14,627	$47,310	$—	$47,310	$42,080	$—	$42,080
Fulfillment	3,230	(122)	3,108	2,643	(93)	2,550	8,865	(344)	8,521	7,342	(278)	7,064
Marketing	1,264	(48)	1,216	993	(32)	961	3,496	(133)	3,363	2,806	(91)	2,715
Technology and content	3,197	(309)	2,888	2,423	(204)	2,219	8,971	(861)	8,110	6,639	(579)	6,060
General and administrative	463	(65)	398	406	(48)	358	1,357	(175)	1,182	1,110	(141)	969
Other operating expense (income), net	43	—	43	31	—	31	136	—	136	94	—	94
Total operating expenses	$24,952	$(544)	$24,408	$21,123	$(377)	$20,746	$70,135	$(1,513)	$68,622	$60,071	$(1,089)	$58,982
Year-over-year Percentage Growth:
Fulfillment	22%		22%	30%		30%	21%		21%	30%		30%
Marketing	27		26	43		43	25		24	40		40
Technology and content	32		30	40		40	35		34	41		42
General and administrative	14		12	46		46	22		22	37		37
Percent of Net Sales:
Fulfillment	12.7%		12.3%	12.8%		12.4%	12.4%		12.0%	12.3%		11.8%
Marketing	5.0		4.8	4.8		4.7	4.9		4.7	4.7		4.6
Technology and content	12.6		11.4	11.8		10.8	12.6		11.4	11.1		10.2
General and administrative	1.8		1.6	2.0		1.7	1.9		1.7	1.9		1.6
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
During Q3 2014, we recorded charges estimated at $170 million primarily related to Fire phone inventory valuation and supplier commitment costs, the majority of which is included in the North America segment.
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
The increase in cost of sales in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
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
The increase in fulfillment costs in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
We seek to expand our fulfillment capacity to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
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
The increase in marketing costs in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses, including AWS direct sales related expenses.
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
We seek to efficiently invest in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increased spending on technology infrastructure principally allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q3 2015, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2014 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of new and existing product categories and service offerings, including AWS, and initiatives to expand our ecosystem of products and services.
During Q3 2015 and Q3 2014, we capitalized $157 million (including $30 million of stock-based compensation) and $157 million (including $26 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2015 and 2014, we capitalized $494 million (including $88 million of stock-based compensation) and $477 million (including $77 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $159 million and $138 million for Q3 2015 and Q3 2014, and $468 million and $411 million for the nine months ended September 30, 2015 and 2014.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2015 and for the nine months ended September 30, 2015, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Stock-Based Compensation
Stock-based compensation was $544 million and $377 million during Q3 2015 and Q3 2014, and $1.5 billion and $1.1 billion for the nine months ended September 30, 2015 and 2014. The increase is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $43 million and $31 million for Q3 2015 and Q3 2014, and $136 million and $94 million for the nine months ended September 30, 2015 and 2014 and was primarily related to the amortization of intangible assets.
Income (Loss) from Operations
For the reasons discussed above, income (loss) from operations increased to $406 million in Q3 2015, from $(544) million in Q3 2014, and increased to $1.1 billion for the nine months ended September 30, 2015, from $(412) million for the nine months ended September 30, 2014.
We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
Interest Income and Expense
Our interest income was $13 million and $9 million during Q3 2015 and Q3 2014, and $37 million and $31 million for the nine months ended September 30, 2015 and 2014. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $116 million and $49 million during Q3 2015 and Q3 2014, and $344 million and $136 million for the nine months ended September 30, 2015 and 2014. The increase is primarily due to increases in our long-term debt, and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $(56) million and $(50) million during Q3 2015 and Q3 2014, and $(187) million and $(23) million for the nine months ended September 30, 2015 and 2014. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
In 2015, our effective tax rate will be significantly affected by the favorable impact of earnings in lower tax rate jurisdictions and the adverse effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Income earned in lower tax jurisdictions is primarily related to our European operations, which are headquartered in Luxembourg. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be adversely impacted by the amount of our pre-tax income, or loss, relative to our income tax expense, nondeductible expenses, and changes in tax law such as the expiration of the U.S. federal credit for research and development expenditures at the end of 2014.
Our income tax provision for the nine months ended September 30, 2015 was $498 million, which included $37 million of discrete tax items primarily attributed to acquisition integrations. Our income tax benefit for the nine months ended September 30, 2014 was $38 million, which included $82 million of discrete tax items primarily attributable to audit-related developments.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(7) million and $(8) million during Q3 2015 and Q3 2014, and $(18) million and $47 million for the nine months ended September 30, 2015 and 2014. The primary component of this activity during the nine months ended September 30, 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.
Effect of Foreign Exchange Rates
The effect on income (loss) from operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$26,673	$(1,315)	$25,358	$20,566	$13	$20,579	$75,254	$(3,995)	$71,259	$59,400	$259	$59,659
Operating expenses	26,292	(1,340)	24,952	21,111	12	21,123	74,126	(3,991)	70,135	59,863	208	60,071
Income (loss) from operations	381	25	406	(545)	1	(544)	1,128	(4)	1,124	(463)	51	(412)
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development,” which are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2015 and 2014 (in millions):

	Twelve Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$9,823	$5,705
Purchases of property and equipment, including internal-use software and website development	(4,424)	(4,628)
Free cash flow	$5,399	$1,077

Net cash provided by (used in) investing activities	$(7,065)	$(3,444)
Net cash provided by (used in) financing activities	$3,136	$(720)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2015 and 2014 (in millions):

	Twelve Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$9,823	$5,705
Purchases of property and equipment, including internal-use software and website development	(4,424)	(4,628)
Principal repayments of capital lease obligations	(2,144)	(1,103)
Principal repayments of finance lease obligations	(163)	(73)
Free cash flow less lease principal repayments	$3,092	$(99)

Net cash provided by (used in) investing activities	$(7,065)	$(3,444)
Net cash provided by (used in) financing activities	$3,136	$(720)

Free Cash Flow Less Finance Lease Principal Repayments and Capital Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and capital acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased for cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and capital acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2015 and 2014 (in millions):

	Twelve Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$9,823	$5,705
Purchases of property and equipment, including internal-use software and website development	(4,424)	(4,628)
Property and equipment acquired under capital leases	(4,599)	(3,347)
Principal repayments of finance lease obligations	(163)	(73)
Free cash flow less finance lease principal repayments and capital acquired under capital leases	$637	$(2,343)

Net cash provided by (used in) investing activities	$(7,065)	$(3,444)
Net cash provided by (used in) financing activities	$3,136	$(720)
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
Operating Expenses, Excluding Stock-based Compensation
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
Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our income (loss) from operations is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year period.
Guidance
We provided guidance on October 22, 2015, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 22, 2015, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part II, “Risk Factors.”

Fourth Quarter 2015 Guidance

•	Net sales are expected to be between $33.50 billion and $36.75 billion, or to grow between 14% and 25% compared with fourth quarter 2014.

•	Operating income is expected to be between $80 million and $1.28 billion, compared to $591 million in fourth quarter 2014.

•
This guidance includes approximately $620 million for stock-based compensation and amortization of intangible assets, and it assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q3 2015, net sales from our International segment accounted for 33% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, as well as those relating to www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are denominated in the functional currencies of the corresponding websites and primarily include British Pounds, Chinese Yuan, Euros, and Japanese Yen. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2015 decreased by $1.3 billion in comparison with Q3 2014.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2015, of $4.5 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $225 million, $450 million, and $900 million. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2015, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $205 million, $430 million, and $970 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of September 30, 2015, our recorded basis in equity investments was $277 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Dated: October 22, 2015

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.