Form 10-K
period 2015-12-31
AMAZON COM INC
filed 2016-01-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015	$166,381,236,673
Number of shares of common stock outstanding as of January 20, 2016	470,842,035
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
General
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. We are guided by four principles: customer obsession rather than competitor focus, passion for invention, commitment to operational excellence, and long-term thinking. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. In addition, we provide services, such as advertising services and co-branded credit card agreements.
Beginning in the first quarter of 2015, we changed our reportable segments to North America, International, and Amazon Web Services (“AWS”). These segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and product information is contained in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.” See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supplemental Information” for supplemental information about our net sales. Our company-sponsored research and development expense is set forth within “Technology and content” in Item 8 of Part II, “Financial Statements and Supplementary Data—Consolidated Statements of Operations.”
Consumers
We serve consumers through our retail websites and focus on selection, price, and convenience. We design our websites to enable millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our websites directly and through our mobile websites and apps. We also manufacture and sell electronic devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, an annual membership program that includes unlimited free shipping on millions of items, access to unlimited instant streaming of thousands of movies and TV episodes, and other benefits.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment and delivery networks that we operate; co-sourced and outsourced arrangements in certain countries; and digital delivery. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us. We are not the seller of record in these transactions, but instead earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof.
Developers and Enterprises
We serve developers and enterprises of all sizes, including start-ups, government agencies, and academic institutions, through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings.

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
Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The international marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) online, offline, and multichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure and other services; and (7) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 33%, 33%, and 34% of our annual revenue during the fourth quarter of 2015, 2014, and 2013.
Employees
We employed approximately 230,800 full-time and part-time employees as of December 31, 2015. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 20, 2016:
Executive Officers of the Registrant

Name	Age	Position
Jeffrey P. Bezos	52	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	46	Senior Vice President, Business Development
Andrew R. Jassy	48	Senior Vice President, Amazon Web Services
Brian T. Olsavsky	52	Senior Vice President and Chief Financial Officer
Diego Piacentini	55	Senior Vice President, International Consumer Business
Shelley L. Reynolds	51	Vice President, Worldwide Controller, and Principal Accounting Officer
Jeffrey A. Wilke	49	Senior Vice President, Consumer Business
David A. Zapolsky	52	Senior Vice President, General Counsel, and Secretary
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
Jeffrey M. Blackburn. Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006.
Andrew R. Jassy. Mr. Jassy has served as Senior Vice President, Amazon Web Services, since April 2006.
Brian T. Olsavsky. Mr. Olsavsky has served as Senior Vice President and Chief Financial Officer since June 2015, Vice President, Finance for the Global Consumer Business from December 2011 to June 2015, and numerous financial leadership roles across Amazon with global responsibility since April 2002.
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	52	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	75	Managing Director, Madrona Venture Group
John Seely Brown	75	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	65	Partner, Kleiner Perkins Caufield & Byers
Jamie S. Gorelick	65	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Judith A. McGrath	63	President, Astronauts Wanted * No experience necessary
Alain Monié	65	Chief Executive Officer, Ingram Micro Inc.
Jonathan J. Rubinstein	59	Former Chairman and CEO, Palm, Inc.
Thomas O. Ryder	71	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	59	President and Chief Executive Officer, Martha’s Table

Item 1A.	Risk Factors
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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in China in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third party sellers to enable them to sell online and deliver to customers, and we hold an indirect minority interest in an entity that is a third-party seller on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.
If We Do Not Successfully Optimize and Operate Our Fulfillment Network and Data Centers, Our Business Could Be Harmed
If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment network and data centers successfully, it could result in excess or insufficient fulfillment or data center capacity, or result in increased costs, impairment charges, or both, or harm our business in other ways. As we continue to add fulfillment and data center capability or add new businesses with different requirements, our fulfillment and data center networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
In addition, a failure to optimize inventory in our fulfillment network will increase our net shipping cost by requiring long-zone or partial shipments. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping. We and our co-sourcers may be unable to adequately staff our fulfillment network and customer service centers. If the other businesses on whose behalf we perform inventory fulfillment services deliver product to our fulfillment centers in excess of forecasts, we may be unable to secure sufficient storage space and may be unable to optimize our fulfillment network.
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
Third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality, and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to properly handle such inventory or the inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

The Seasonality of Our Business Places Increased Strain on Our Operations
We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand. We also face risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory.
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
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, the characteristics and quality of products and services, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.
We Could Be Subject to Additional Sales Tax or Other Indirect Tax Liabilities
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales in the U.S. However, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. We support a Federal law that would allow states to require sales tax collection by remote sellers under a nationwide system. More than half of our revenue is already earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we already collect sales tax or other indirect taxes were successfully to challenge our positions, our tax liability could increase substantially.
We Could Be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we are currently contesting the matter in U.S. Tax Court. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2015, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	7,245	2,601	North America
Office space	4,843	—	International
Fulfillment, data centers, and other	69,890	1,765	North America
Fulfillment, data centers, and other	47,976	670	International
Total	129,954	5,036
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	67,103	398
International	45,950	143
AWS	4,813	1,894
Total	117,866	2,435
 ___________________

(1)
Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.”

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

	High	Low
Year ended December 31, 2014
First Quarter	$408.06	$330.88
Second Quarter	348.30	284.38
Third Quarter	364.85	304.59
Fourth Quarter	341.26	284.00
Year ended December 31, 2015
First Quarter	$389.37	$285.25
Second Quarter	452.65	368.34
Third Quarter	580.57	425.57
Fourth Quarter	696.44	506.00
Holders
As of January 20, 2016, there were 2,578 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statements of Operations:
Net sales	$107,006	$88,988	$74,452	$61,093	$48,077
Income from operations	$2,233	$178	$745	$676	$862
Net income (loss)	$596	$(241)	$274	$(39)	$631
Basic earnings per share (1)	$1.28	$(0.52)	$0.60	$(0.09)	$1.39
Diluted earnings per share (1)	$1.25	$(0.52)	$0.59	$(0.09)	$1.37
Weighted-average shares used in computation of earnings per share:
Basic	467	462	457	453	453
Diluted	477	462	465	453	461
Statements of Cash Flows:
Net cash provided by (used in) operating activities	$11,920	$6,842	$5,475	$4,180	$3,903

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheets:
Total assets	$65,444	$54,505	$40,159	$32,555	$25,278
Total long-term obligations	$18,161	$15,675	$7,433	$5,361	$2,625
 ___________________

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet and online commerce, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by third-party sellers as service sales. We also offer other services such as compute, storage, and database offerings, fulfillment, publishing, digital content subscriptions, advertising, and co-branded credit cards.
Our financial focus is on long-term, sustainable growth in free cash flows1 per share. Free cash flows are driven primarily by increasing operating income and efficiently managing working capital2 and cash capital expenditures, including our decision to purchase or lease property and equipment. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust. We also seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 490 million and 483 million as of December 31, 2015 and 2014.
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

_______________________

(1)	See “Results of Operations—Non-GAAP Financial Measures” below for additional information on our non-GAAP free cash flows financial measures.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover4 was 8 for 2015 and 9 for 2014 and 2013. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers. Accounts payable days5 were 77, 73, and 74 for 2015, 2014, and 2013. We expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by third-party sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.
We expect spending in technology and content will increase over time as we add computer scientists, designers, software and hardware engineers, and merchandising employees. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We seek to invest efficiently in several areas of technology and content, including AWS, and expansion of new and existing product categories and service offerings, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that advances in technology, specifically the speed and reduced cost of processing power and the advances of wireless connectivity, will continue to improve the consumer experience on the Internet and increase its ubiquity in people’s lives. To best take advantage of these continued advances in technology, we are investing in initiatives to build and deploy innovative and efficient software and electronic devices. We are also investing in AWS, which offers a broad set of global compute, storage, database, and other service offerings to developers and enterprises of all sizes.
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

Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2015, we would have recorded an additional cost of sales of approximately $115 million.
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
Financial and credit market volatility directly impacts the fair value measurement through our weighted-average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our December 31, 2015 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $46 million impact on our 2015 operating income. Our estimated forfeiture rates as of December 31, 2015 and 2014, were 28% and 27%.
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

Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we are currently contesting the matter in U.S. Tax Court. In addition to the risk of additional tax for 2005 and 2006 transactions, if this litigation is adversely determined or if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$11,920	$6,842	$5,475
Investing activities	(6,450)	(5,065)	(4,276)
Financing activities	(3,763)	4,432	(539)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $19.8 billion, $17.4 billion, and $12.4 billion as of December 31, 2015, 2014, and 2013. Amounts held in foreign currencies were $7.3 billion, $5.4 billion, and $5.6 billion as of December 31, 2015, 2014, and 2013, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by operating activities was $11.9 billion, $6.8 billion, and $5.5 billion in 2015, 2014, and 2013. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2015, compared to the comparable prior year period, was primarily due to the increase in net income (loss), excluding non-cash charges to net income (loss) such as depreciation, amortization, and stock-based compensation, and changes in working capital. The increase in operating cash flow in 2014, compared to the comparable prior year period, was primarily due to the increase in non-cash charges to net income (loss), including depreciation, amortization, and stock-based compensation, partially offset by changes in working capital.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(6.5) billion, $(5.1) billion, and $(4.3) billion in 2015, 2014, and 2013, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $4.6 billion, $4.9 billion, and $3.4 billion in 2015, 2014, and 2013. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS), and additional capacity to support our fulfillment operations, during all three periods. Capital expenditures included $528 million, $537 million, and $493 million for internal-use software and website development in 2015, 2014, and 2013. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2015, 2014, and 2013, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $795 million, $979 million, and $312 million.
Cash provided by (used in) financing activities was $(3.8) billion, $4.4 billion, and $(539) million in 2015, 2014, and 2013. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $4.2 billion, $1.9 billion, and $1.0 billion in 2015, 2014, and 2013. The increase in 2015 primarily reflects additional repayments on capital leases as well as a $750 million repayment on our unsecured senior notes. Property and equipment acquired under capital leases were $4.7 billion, $4.0 billion, and $1.9 billion in 2015, 2014, and 2013, with the increases reflecting additional investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend toward additional investment to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $353 million, $6.4 billion, and $394 million in 2015, 2014, and 2013. During 2014, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $6.0 billion of senior nonconvertible unsecured debt in five tranches maturing in 2019 through 2044. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional discussion of the notes. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $119 million, $6 million, and $78 million in 2015, 2014, and 2013.

We had no borrowings outstanding under our $2.0 billion Credit Agreement as of December 31, 2015. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional information.
In 2015, 2014, and 2013, we recorded net tax provisions of $950 million, $167 million, and $161 million. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. As of December 31, 2015, cash, cash equivalents, and marketable securities held by foreign subsidiaries were $5.8 billion, which included undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $1.5 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid (net of refunds) were $273 million, $177 million, and $169 million for 2015, 2014, and 2013. As of December 31, 2015, our federal net operating loss carryforward was approximately $1.1 billion and we had approximately $622 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which was made permanent in 2015. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2015 and 2014, restricted cash, cash equivalents, and marketable securities were $285 million and $450 million. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $6.2 billion as of December 31, 2015. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover was 8 for 2015 and 9 for 2014 and 2013. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as borrowing available under our credit agreements, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain capital, finance, and operating lease arrangements, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations
Beginning in the first quarter of 2015, we changed our reportable segments to North America, International, and AWS. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part 1,“Financial Statements—Note 11—Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales represent third-party seller fees earned (including commissions) and related shipping fees, AWS sales, digital content subscriptions, advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and service sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net Sales:
North America	$63,708	$50,834	$41,410
International	35,418	33,510	29,934
AWS	7,880	4,644	3,108
Total consolidated	$107,006	$88,988	$74,452
Year-over-year Percentage Growth:
North America	25%	23%	26%
International	6	12	14
AWS	70	49	69
Total consolidated	20	20	22
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	26%	23%	26%
International	21	14	19
AWS	70	49	69
Total consolidated	26	20	24
Net Sales Mix:
North America	60%	57%	56%
International	33	38	40
AWS	7	5	4
Total consolidated	100%	100%	100%
Sales increased 20%, 20%, and 22% in 2015, 2014, and 2013, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(5.2) billion, $(636) million, and $(1.3) billion for 2015, 2014, and 2013. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 25%, 23%, and 26% in 2015, 2014, and 2013, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 6%, 12%, and 14% in 2015, 2014, and 2013, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers, offset by the unfavorable effect of foreign exchange rates. Changes in foreign currency exchange rates impacted International net sales by $(5.0) billion, $(580) million, and $(1.3) billion in 2015, 2014, and 2013. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 70%, 49%, and 69% in 2015, 2014, and 2013, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Segment Operating Income (Loss)
Segment operating income (loss) is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Segment Operating Income (Loss)
North America	$2,751	$1,292	$1,166
International	(91)	(144)	154
AWS	1,863	660	673
The increase in North America segment operating income in absolute dollars in 2015, 2014, and 2013, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure. There was a favorable impact from foreign exchange rates of $30 million, $0, and $7 million for 2015, 2014, and 2013.
The decrease in International segment operating loss in absolute dollars in 2015, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity, spending on technology infrastructure and marketing efforts, and the unfavorable impact from foreign exchange rates. The unfavorable impact from foreign exchange rates was $278 million, $27 million, and $70 million for 2015, 2014, and 2013. The decrease in International segment operating income (loss) in absolute dollars in 2014, compared to the comparable prior year period, is primarily due to increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts, partially offset by increased unit sales, including sales by marketplace sellers.
The increase in AWS segment operating income in absolute dollars in 2015, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. The decrease in AWS segment operating income in absolute dollars in 2014, compared to the comparable prior year period, is primarily due to pricing changes and increased spending on technology infrastructure, which was primarily driven by increased usage. There was a favorable impact from foreign exchange rates of $264 million, $41 million, and $38 million for 2015, 2014, and 2013.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$6,520	$4,486	$3,097
Shipping costs (4)	(11,539)	(8,709)	(6,635)
Net shipping cost	$(5,019)	$(4,223)	$(3,538)
Year-over-year Percentage Growth:
Shipping revenue	45%	45%	36%
Shipping costs	32	31	29
Net shipping cost	19	19	24
Percent of Net Sales (5):
Shipping revenue	6.5%	5.3%	4.3%
Shipping costs	(11.6)	(10.3)	(9.3)
Net shipping cost	(5.1)%	(5.0)%	(5.0)%
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.

(5)	Includes North America and International segment net sales.
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

We have aggregated our North America and International segments’ products and services into groups of similar products and services and provided the supplemental disclosure of net sales (in millions) below. We evaluate whether additional disclosure is appropriate when a product or service category begins to approach a significant level of net sales. For the periods presented, no individual product or service represented more than 10% of net sales.

	Year Ended December 31,
	2015	2014	2013
Net Sales:
North America
Media	$12,483	$11,567	$10,809
Electronics and other general merchandise	50,401	38,517	29,985
Other (1)	824	750	616
Total North America	$63,708	$50,834	$41,410
International
Media	$10,026	$10,938	$10,907
Electronics and other general merchandise	25,196	22,369	18,817
Other (1)	196	203	210
Total International	$35,418	$33,510	$29,934
Year-over-year Percentage Growth:
North America
Media	8%	7%	18%
Electronics and other general merchandise	31	28	29
Other	10	22	20
Total North America	25	23	26
International
Media	(8)%	—%	1%
Electronics and other general merchandise	13	19	23
Other	(3)	(3)	22
Total International	6	12	14
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	8%	7%	18%
Electronics and other general merchandise	31	29	29
Other	10	22	20
Total North America	26	23	26
International
Media	4%	2%	7%
Electronics and other general merchandise	29	21	27
Other	10	(3)	26
Total International	21	14	19
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses with and without stock-based compensation is as follows (in millions):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net	As Reported	Stock-Based Compensation	Net
Operating Expenses:
Cost of sales	$71,651	$—	$71,651	$62,752	$—	$62,752	$54,181	$—	$54,181
Fulfillment	13,410	(482)	12,928	10,766	(375)	10,391	8,585	(294)	8,291
Marketing	5,254	(190)	5,064	4,332	(125)	4,207	3,133	(88)	3,045
Technology and content	12,540	(1,224)	11,316	9,275	(804)	8,471	6,565	(603)	5,962
General and administrative	1,747	(223)	1,524	1,552	(193)	1,359	1,129	(149)	980
Other operating expense (income), net	171	—	171	133	—	133	114	—	114
Total operating expenses	$104,773	$(2,119)	$102,654	$88,810	$(1,497)	$87,313	$73,707	$(1,134)	$72,573
Year-over-year Percentage Growth:
Fulfillment	25%		24%	25%		25%	34%		34%
Marketing	21		20	38		38	30		30
Technology and content	35		34	41		42	44		44
General and administrative	13		12	37		39	26		27
Percent of Net Sales:
Fulfillment	12.5%		12.1%	12.1%		11.7%	11.5%		11.1%
Marketing	4.9		4.7	4.9		4.7	4.2		4.1
Technology and content	11.7		10.6	10.4		9.5	8.8		8.0
General and administrative	1.6		1.4	1.7		1.5	1.5		1.3
Operating expenses without stock-based compensation are non-GAAP financial measures. See “Non-GAAP Financial Measures” and Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies—Stock-Based Compensation.”
In 2014, we recorded charges estimated at $170 million primarily related to Fire phone inventory valuation and supplier commitment costs, the majority of which was included in the North America segment.
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including Prime Video and Prime Music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers.
The increase in cost of sales in absolute dollars in 2015, 2014, and 2013, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales. The increase in 2014 was also impacted by the expansion of digital offerings and Fire phone inventory valuation and supplier commitment costs.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment capacity expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in 2015, 2014, and 2013, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in 2015, 2014, and 2013, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and platform development for new and existing products and services, as well as AWS and other technology infrastructure expenses. Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection. Digital media content costs related to revenue recorded gross, including Prime Video, are included in cost of sales.
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in 2015, 2014, and 2013, compared to comparable prior year periods, is primarily due to increased spending on technology infrastructure principally allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. In 2015, 2014, and 2013, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year periods. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage.
The increase in payroll and related costs is primarily due to the expansion of new and existing product categories and service offerings, including AWS, and initiatives to expand our ecosystem of products and services.
For 2015, 2014, and 2013, we capitalized $642 million (including $114 million of stock-based compensation), $641 million (including $104 million of stock-based compensation), and $581 million (including $87 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $635 million, $559 million, and $451 million for 2015, 2014, and 2013.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2015, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses. The increase in general and administrative costs in absolute dollars in 2014, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses and professional service fees.

Stock-Based Compensation
Stock-based compensation was $2.1 billion, $1.5 billion, and $1.1 billion during 2015, 2014, and 2013. The increase in 2015, 2014, and 2013, compared to the comparable prior year periods, is primarily due to an increase in the number of stock-based compensation awards granted to existing and new employees.
Other Operating Expense (Income), Net
Other operating expense (income), net was $171 million, $133 million, and $114 million during 2015, 2014, and 2013, and was primarily related to the amortization of intangible assets.
Income from Operations
For the reasons discussed above, income from operations increased to $2.2 billion in 2015, from $178 million in 2014 and $745 million in 2013.
We believe that income from operations is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
Interest Income and Expense
Our interest income was $50 million, $39 million, and $38 million during 2015, 2014, and 2013. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $459 million, $210 million, and $141 million in 2015, 2014, and 2013. The increase is primarily due to increases in our long-term debt, and capital and finance lease arrangements.
Our long-term debt was $8.2 billion and $8.3 billion as of December 31, 2015 and 2014. Our other long-term liabilities were $9.9 billion and $7.4 billion as of December 31, 2015 and 2014. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt and Note 6—Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(256) million, $(118) million, and $(136) million during 2015, 2014, and 2013. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
We recorded a provision for income taxes of $950 million, $167 million, and $161 million in 2015, 2014, and 2013. Our provision for income taxes in 2015 was higher than in 2014 primarily due to an increase in U.S. pre-tax income and increased losses in certain foreign subsidiaries for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We generated income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our provision for income taxes in 2014 was higher than in 2013 primarily due to the increased losses in certain foreign subsidiaries for which we may not realize a tax benefit and audit-related developments, partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Losses for which we may not realize a related tax benefit were primarily generated by our foreign subsidiaries. Income earned in lower tax jurisdictions was primarily related to our European operations.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019 and made permanent the U.S. federal research and development credit. As of December 31, 2015, our federal net operating loss carryforward was approximately $1.1 billion and we had approximately $622 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which was made permanent in 2015.
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Income Taxes” for additional information.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(22) million, $37 million, and $(71) million in 2015, 2014, and 2013, and is primarily related to our investment in LivingSocial. The primary component of this activity during 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period.
Effect of Foreign Exchange Rates
The effect on our income from operations from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$112,173	$(5,167)	$107,006	$89,624	$(636)	$88,988	$75,736	$(1,284)	$74,452
Operating expenses	109,956	(5,183)	104,773	89,466	(656)	88,810	74,962	(1,255)	73,707
Income from operations	2,217	16	2,233	158	20	178	774	(29)	745
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows, operating expenses with and without stock-based compensation, and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases.
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2014, and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$11,920	$6,842	$5,475
Purchases of property and equipment, including internal-use software and website development, net	(4,589)	(4,893)	(3,444)
Free cash flow	$7,331	$1,949	$2,031

Net cash provided by (used in) investing activities	$(6,450)	$(5,065)	$(4,276)
Net cash provided by (used in) financing activities	$(3,763)	$4,432	$(539)

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2014, and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$11,920	$6,842	$5,475
Purchases of property and equipment, including internal-use software and website development, net	(4,589)	(4,893)	(3,444)
Principal repayments of capital lease obligations	(2,462)	(1,285)	(775)
Principal repayments of finance lease obligations	(121)	(135)	(5)
Free cash flow less lease principal repayments	$4,748	$529	$1,251

Net cash provided by (used in) investing activities	$(6,450)	$(5,065)	$(4,276)
Net cash provided by (used in) financing activities	$(3,763)	$4,432	$(539)
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2014, and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$11,920	$6,842	$5,475
Purchases of property and equipment, including internal-use software and website development, net	(4,589)	(4,893)	(3,444)
Property and equipment acquired under capital leases	(4,717)	(4,008)	(1,867)
Principal repayments of finance lease obligations	(121)	(135)	(5)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$2,493	$(2,194)	$159

Net cash provided by (used in) investing activities	$(6,450)	$(5,065)	$(4,276)
Net cash provided by (used in) financing activities	$(3,763)	$4,432	$(539)
All of these free cash flows measures have limitations as they omit certain components of the overall cash flow statement and do not represent the residual cash flow available for discretionary expenditures. For example, these measures of free cash flows do not incorporate the portion of payments representing principal reductions of debt or cash payments for business acquisitions. Additionally, our mix of property and equipment acquisitions with cash or other financing options may change over time. Therefore, we believe it is important to view free cash flows measures only as a complement to our entire consolidated statements of cash flows.
Operating Expenses, Excluding Stock-Based Compensation
Operating expenses with and without stock-based compensation is provided to show the impact of stock-based compensation, which is non-cash and excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). In addition, unlike other centrally-incurred operating costs, stock-based compensation is not allocated to segment results, and therefore, excluding it from operating expenses is consistent with our segment presentation in our footnotes to the consolidated financial statements.
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
Guidance
We provided guidance on January 28, 2016, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of January 28, 2016, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet and online commerce, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2016 Guidance

•	Net sales are expected to be between $26.5 billion and $29.0 billion, or to grow between 17% and 28% compared with first quarter 2015.

•	Operating income is expected to be between $100 million and $700 million, compared with $255 million in first quarter 2015.

•
This guidance includes approximately $600 million for stock-based compensation and other operating expense (income), net. It assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
The following table provides information about our current and long-term cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2015 (in millions, except percentages):

	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value as of December 31, 2015
Money market funds	$8,025	$—	$—	$—	$—	$—	$8,025	$8,025
Weighted-average interest rate	0.21%	—%	—%	—%	—%	—%	0.21%
Corporate debt securities	131	172	141	14	11	—	469	477
Weighted-average interest rate	1.52%	1.85%	1.84%	0.57%	0.74%	—%	1.69%
U.S. government and agency securities	4,487	484	147	31	6	—	5,155	5,167
Weighted-average interest rate	0.37%	1.26%	1.41%	1.52%	2.23%	—%	0.50%
Asset backed securities	65	39	8	4	—	—	116	117
Weighted-average interest rate	1.85%	1.87%	1.80%	1.83%	—%	—%	1.85%
Foreign government and agency securities	1	24	16	1	6	—	48	49
Weighted-average interest rate	(0.03)%	(0.10)%	(0.04)%	0.01%	0.04%	—%	(0.06)%
Other securities	15	18	5	3	—	—	41	42
Weighted-average interest rate	0.64%	1.33%	1.17%	2.23%	—%	—%	1.12%
	$12,724	$737	$317	$53	$23	$—	$13,854
Cash equivalent and marketable fixed income securities								$13,877
As of December 31, 2015, we had $8.5 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

1.20% Notes due on November 29, 2017	$1,000
2.50% Notes due on November 29, 2022	$1,250
2.60% Notes due on December 5, 2019	$1,000
3.30% Notes due on December 5, 2021	$1,000
3.80% Notes due on December 5, 2024	$1,250
4.80% Notes due on December 5, 2034	$1,250
4.95% Notes due on December 5, 2044	$1,500

The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $8.8 billion as of December 31, 2015.
Foreign Exchange Risk
During 2015, net sales from our International segment accounted for 33% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2015, International segment revenues decreased by $5.0 billion in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2015, of $7.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $365 million, $730 million, and $1.5 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2015, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $190 million, $405 million, and $905 million, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of December 31, 2015, our recorded basis in equity investments was $280 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 28, 2016

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,557	$8,658	$8,084
OPERATING ACTIVITIES:
Net income (loss)	596	(241)	274
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	6,281	4,746	3,253
Stock-based compensation	2,119	1,497	1,134
Other operating expense (income), net	155	129	114
Losses (gains) on sales of marketable securities, net	5	(3)	1
Other expense (income), net	245	62	166
Deferred income taxes	81	(316)	(156)
Excess tax benefits from stock-based compensation	(119)	(6)	(78)
Changes in operating assets and liabilities:
Inventories	(2,187)	(1,193)	(1,410)
Accounts receivable, net and other	(1,755)	(1,039)	(846)
Accounts payable	4,294	1,759	1,888
Accrued expenses and other	913	706	736
Additions to unearned revenue	7,401	4,433	2,691
Amortization of previously unearned revenue	(6,109)	(3,692)	(2,292)
Net cash provided by (used in) operating activities	11,920	6,842	5,475
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(4,589)	(4,893)	(3,444)
Acquisitions, net of cash acquired, and other	(795)	(979)	(312)
Sales and maturities of marketable securities	3,025	3,349	2,306
Purchases of marketable securities	(4,091)	(2,542)	(2,826)
Net cash provided by (used in) investing activities	(6,450)	(5,065)	(4,276)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	119	6	78
Proceeds from long-term debt and other	353	6,359	394
Repayments of long-term debt and other	(1,652)	(513)	(231)
Principal repayments of capital lease obligations	(2,462)	(1,285)	(775)
Principal repayments of finance lease obligations	(121)	(135)	(5)
Net cash provided by (used in) financing activities	(3,763)	4,432	(539)
Foreign-currency effect on cash and cash equivalents	(374)	(310)	(86)
Net increase (decrease) in cash and cash equivalents	1,333	5,899	574
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,890	$14,557	$8,658
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$325	$91	$97
Cash paid for interest on capital and finance lease obligations	153	86	41
Cash paid for income taxes (net of refunds)	273	177	169
Property and equipment acquired under capital leases	4,717	4,008	1,867
Property and equipment acquired under build-to-suit leases	544	920	877
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net product sales	$79,268	$70,080	$60,903
Net service sales	27,738	18,908	13,549
Total net sales	107,006	88,988	74,452
Operating expenses (1):
Cost of sales	71,651	62,752	54,181
Fulfillment	13,410	10,766	8,585
Marketing	5,254	4,332	3,133
Technology and content	12,540	9,275	6,565
General and administrative	1,747	1,552	1,129
Other operating expense (income), net	171	133	114
Total operating expenses	104,773	88,810	73,707
Income from operations	2,233	178	745
Interest income	50	39	38
Interest expense	(459)	(210)	(141)
Other income (expense), net	(256)	(118)	(136)
Total non-operating income (expense)	(665)	(289)	(239)
Income (loss) before income taxes	1,568	(111)	506
Provision for income taxes	(950)	(167)	(161)
Equity-method investment activity, net of tax	(22)	37	(71)
Net income (loss)	$596	$(241)	$274
Basic earnings per share	$1.28	$(0.52)	$0.60
Diluted earnings per share	$1.25	$(0.52)	$0.59
Weighted-average shares used in computation of earnings per share:
Basic	467	462	457
Diluted	477	462	465
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$482	$375	$294
Marketing	190	125	88
Technology and content	1,224	804	603
General and administrative	223	193	149
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$596	$(241)	$274
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $10, $(3), and $(20)	(210)	(325)	63
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(5), $1, and $3	(7)	2	(10)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $(1), and $(1)	5	(3)	1
Net unrealized gains (losses) on available-for-sale securities	(2)	(1)	(9)
Total other comprehensive income (loss)	(212)	(326)	54
Comprehensive income (loss)	$384	$(567)	$328
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$14,557
Marketable securities	3,918	2,859
Inventories	10,243	8,299
Accounts receivable, net and other	6,423	5,612
Total current assets	36,474	31,327
Property and equipment, net	21,838	16,967
Goodwill	3,759	3,319
Other assets	3,373	2,892
Total assets	$65,444	$54,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,397	$16,459
Accrued expenses and other	10,384	9,807
Unearned revenue	3,118	1,823
Total current liabilities	33,899	28,089
Long-term debt	8,235	8,265
Other long-term liabilities	9,926	7,410
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 494 and 488
Outstanding shares — 471 and 465	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	13,394	11,135
Accumulated other comprehensive loss	(723)	(511)
Retained earnings	2,545	1,949
Total stockholders’ equity	13,384	10,741
Total liabilities and stockholders’ equity	$65,444	$54,505
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2013	454	$5	$(1,837)	$8,347	$(239)	$1,916	$8,192
Net income	—	—	—	—	—	274	274
Other comprehensive income (loss)	—	—	—	—	54	—	54
Exercise of common stock options	5	—	—	4	—	—	4
Excess tax benefits from stock-based compensation	—	—	—	73	—	—	73
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,149	—	—	1,149
Balance as of December 31, 2013	459	5	(1,837)	9,573	(185)	2,190	9,746
Net loss	—	—	—	—	—	(241)	(241)
Other comprehensive income (loss)	—	—	—	—	(326)	—	(326)
Exercise of common stock options	6	—	—	2	—	—	2
Excess tax benefits from stock-based compensation	—	—	—	6	—	—	6
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,510	—	—	1,510
Issuance of common stock for acquisition activity	—	—	—	44	—	—	44
Balance as of December 31, 2014	465	5	(1,837)	11,135	(511)	1,949	10,741
Net income	—	—	—	—	—	596	596
Other comprehensive income (loss)	—	—	—	—	(212)	—	(212)
Exercise of common stock options	6	—	—	4	—	—	4
Excess tax benefits from stock-based compensation	—	—	—	119	—	—	119
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,131	—	—	2,131
Issuance of common stock for acquisition activity	—	—	—	5	—	—	5
Balance as of December 31, 2015	471	$5	$(1,837)	$13,394	$(723)	$2,545	$13,384
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. We serve consumers through our retail websites and focus on selection, price, and convenience. We also manufacture and sell electronic devices. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us, and programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through our AWS segment, which provides access to technology infrastructure that enables virtually any type of business. In addition, we provide services, such as advertising services and co-branded credit card agreements.
We have organized our operations into three segments: North America, International, and AWS. See “Note 11—Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including recasting the segment financial information within “Note 11—Segment Information” as a result of changing our reportable segments to include an AWS segment.
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
Earnings per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. In 2014, we excluded stock awards of 17 million.
The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2015	2014	2013
Shares used in computation of basic earnings per share	467	462	457
Total dilutive effect of outstanding stock awards	10	—	8
Shares used in computation of diluted earnings per share	477	462	465

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
Sales of our digital devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo, are considered arrangements with multiple deliverables, consisting of the device, undelivered software upgrades and/or undelivered non-software services such as cloud storage and free trial memberships to other services. The revenue allocated to the device, which is the substantial portion of the total sale price, and related costs are generally recognized upon delivery. Revenue related to undelivered software upgrades and/or undelivered non-software services is deferred and recognized generally on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices.
Sales of Amazon Prime memberships are also considered arrangements with multiple deliverables, including shipping benefits, Prime Video, Prime Music, Prime Photos, and access to the Kindle Owners’ Lending Library. The revenue related to the deliverables is amortized over the life of the membership based on the estimated delivery of services. Amazon Prime membership fees are allocated between product sales and service sales. Costs to deliver Amazon Prime benefits are recognized as cost of sales as incurred. As we add more benefits to the Prime membership, we will update the method of determining the estimated selling prices of each element as well as the allocation of Prime membership fees.
We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using fixed fees, a percentage of seller revenues, per-unit activity fees, or some combination thereof.
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
Service sales represent third-party seller fees earned (including commissions) and related shipping fees, AWS sales, digital content subscriptions, advertising services, and our co-branded credit card agreements. Service sales, net of promotional discounts and return allowances, are recognized when service has been rendered.
Return allowances, which reduce revenue, are estimated using historical experience. Allowance for returns was $153 million, $147 million, and $167 million as of December 31, 2015, 2014, and 2013. Additions to the allowance were $1.3 billion, $1.1 billion, and $907 million, and deductions to the allowance were $1.3 billion, $1.1 billion, and $938 million in 2015, 2014, and 2013. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including Prime Video and Prime Music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.

Vendor Agreements
We have agreements with our vendors to receive funds for advertising services, cooperative marketing efforts, promotions, and volume rebates. We generally consider amounts received from vendors to be a reduction of the prices we pay for their goods, including property and equipment, or services, and therefore record those amounts as a reduction of the cost of inventory, cost of services, or cost of property and equipment. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.
When we receive direct reimbursements for costs incurred by us in advertising the vendor’s product or service, the amount we receive is recorded as an offset to “Marketing” on our consolidated statements of operations.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International segments’ fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers; and supply chain management for our manufactured electronic devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.
Marketing
Marketing costs primarily consist of targeted online advertising, television advertising, public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs are expensed as incurred and were $3.8 billion, $3.3 billion, and $2.4 billion in 2015, 2014, and 2013. Prepaid advertising costs were not significant as of December 31, 2015 and 2014.
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
General and Administrative
General and administrative expenses primarily consist of payroll and related expenses; facilities and equipment, such as depreciation expense and rent; professional fees and litigation costs; and other general corporate costs for corporate functions, including accounting, finance, tax, legal, and human resources, among others.
Stock-Based Compensation
Compensation cost for all stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience.

Other Operating Expense (Income), Net
Other operating expense (income), net, consists primarily of marketing-related, contract-based, and customer-related intangible asset amortization expense and expenses related to legal settlements.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency losses of $(266) million, $(127) million, and $(137) million in 2015, 2014, and 2013, and realized gains (losses) on marketable securities sales of $(5) million, $3 million, and $(1) million in 2015, 2014, and 2013.
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $1.5 billion as of December 31, 2015. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
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
For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2015, or December 31, 2014.
As part of entering into commercial agreements, we often obtain equity warrant assets giving us the right to acquire stock primarily in private companies. We record these assets in “Other assets” on the accompanying consolidated balance sheets. Equity warrant assets are classified as Level 3 assets, and the balances and related activity for our equity warrant assets were not significant for the periods ended December 31, 2015, 2014, and 2013.

Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customer and seller receivables and vendor receivables. As of December 31, 2015 and 2014, customer and seller receivables, net, were $2.6 billion and $1.9 billion, and vendor receivables, net, were $1.8 billion and $1.4 billion.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $189 million, $190 million, and $153 million as of December 31, 2015, 2014, and 2013. Additions to the allowance were $289 million, $225 million, and $172 million, and deductions to the allowance were $290 million, $188 million, and $135 million in 2015, 2014, and 2013.
Internal-Use Software and Website Development
Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2015, 2014, and 2013, we capitalized $642 million (including $114 million of stock-based compensation), $641 million (including $104 million of stock-based compensation), and $581 million (including $87 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $635 million, $559 million, and $451 million for 2015, 2014, and 2013.
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
During the second quarter of 2015, we changed the measurement date of our annual goodwill impairment test from October 1 to April 1. This change was not material to our consolidated financial statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe this timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2015, and determined that goodwill is not impaired. There were no triggering events identified from the date of our assessment through December 31, 2015 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”
Other Assets
Included in “Other assets” on our consolidated balance sheets are amounts primarily related to acquired intangible assets, net of amortization; video and music content, net of amortization; long-term deferred tax assets; certain equity investments; marketable securities restricted for longer than one year, the majority of which are attributable to collateralization of bank guarantees and debt related to our international operations; intellectual property rights, net of amortization; and equity warrant assets.
Video and Music Content
We obtain video and music content to be made available to Prime members through licensing agreements that have a wide range of licensing provisions and generally have terms from one to five years with fixed payment schedules. When the license fee for a specific movie, television, or music title is determinable or reasonably estimable and available for streaming, we recognize an asset representing the fee per title and a corresponding liability for the amounts owed. We relieve the liability as payments are made and we amortize the asset to “Cost of sales” on a straight-line basis or on an accelerated basis, based on estimated viewing patterns over each title’s contractual window of availability, which typically ranges from six months to five years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original content. The production costs of internally developed content are capitalized only if persuasive evidence exists that the production will generate revenue. Prior to 2015, because we had limited history to support the economic benefits of our content, we generally expensed such costs as incurred. In 2015, we began capitalizing a portion of production costs as we have developed more experience to support that future revenue will be earned. Capitalized internally developed costs are generally amortized to “Cost of sales” on an accelerated basis that follows the viewing pattern of customer streams in the first months after availability.
Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.”
Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity-method investments are included within “Other assets”

on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, and related gains or losses, if any, are classified as “Equity-method investment activity, net of tax” on our consolidated statements of operations.
Equity investments without readily determinable fair values and for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as “Other assets” on our consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.
Equity investments that have readily determinable fair values are classified as available-for-sale and are included in “Marketable securities” on our consolidated balance sheets and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss.”
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2015 or 2014.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to unredeemed gift cards, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2015 and 2014, our liabilities for unredeemed gift cards was $2.0 billion and $1.7 billion. We reduce the liability for a gift card when redeemed by a customer. If a gift card is not redeemed, we recognize revenue when it expires or when the likelihood of its redemption becomes remote, generally two years from the date of issuance.
Unearned Revenue
Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services.

Foreign Currency
We have internationally-focused websites for Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Spain, and the United Kingdom. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these websites is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign-currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded losses of $215 million, $98 million, and $84 million in 2015, 2014, and 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU, and related amendments and interpretations, will have on our consolidated financial statements.
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
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We are currently evaluating the method of adoption and expect this ASU will have an impact on our consolidated balance sheets as our current deferred tax assets were $769 million and current deferred tax liabilities were $13 million as of December 31, 2015.

Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2015 and 2014, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,201	$—	$—	$6,201
Level 1 securities:
Money market funds	8,025	—	—	8,025
Equity securities	4	11	—	15
Level 2 securities:
Foreign government and agency securities	49	—	—	49
U.S. government and agency securities	5,171	1	(5)	5,167
Corporate debt securities	479	—	(2)	477
Asset-backed securities	118	—	(1)	117
Other fixed income securities	42	—	—	42
	$20,089	$12	$(8)	$20,093
Less: Restricted cash, cash equivalents, and marketable securities (1)				(285)
Total cash, cash equivalents, and marketable securities				$19,808

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$4,155	$—	$—	$4,155
Level 1 securities:
Money market funds	10,718	—	—	10,718
Equity securities	2	2	—	4
Level 2 securities:
Foreign government and agency securities	80	—	—	80
U.S. government and agency securities	2,407	1	(2)	2,406
Corporate debt securities	401	1	(1)	401
Asset-backed securities	69	—	—	69
Other fixed income securities	33	—	—	33
	$17,865	$4	$(3)	$17,866
Less: Restricted cash, cash equivalents, and marketable securities (1)				(450)
Total cash, cash equivalents, and marketable securities				$17,416
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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2015	2014	2013
Realized gains	$2	$8	$6
Realized losses	7	5	7
The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of December 31, 2015 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,533	$12,531
Due after one year through five years	1,086	1,084
Due after five years through ten years	96	95
Due after ten years	169	167
Total	$13,884	$13,877
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Note 3—PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2015	2014
Gross property and equipment (1):
Land and buildings	$9,770	$7,150
Equipment and internal-use software (2)	18,417	14,213
Other corporate assets	334	304
Construction in progress	1,532	1,063
Gross property and equipment	30,053	22,730
Total accumulated depreciation (1)	8,215	5,763
Total property and equipment, net	$21,838	$16,967
 ___________________

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

(2)	Includes internal-use software of $1.4 billion and $1.3 billion as of December 31, 2015 and 2014.
Depreciation expense on property and equipment was $4.9 billion, $3.6 billion, and $2.5 billion, which includes amortization of property and equipment acquired under capital leases of $2.7 billion, $1.5 billion, and $826 million for 2015, 2014, and 2013. Gross assets recorded under capital leases were $12.0 billion and $7.9 billion as of December 31, 2015 and 2014. Accumulated depreciation associated with capital leases was $5.4 billion and $3.3 billion as of December 31, 2015 and 2014.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and finance leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term finance lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under finance leases were $2.0 billion and $1.4 billion as of December 31, 2015 and 2014. Accumulated depreciation associated with finance leases was $199 million and $87 million as of December 31, 2015 and 2014.

Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2015 Acquisition Activity
During 2015, we acquired certain companies for an aggregate purchase price of $690 million. The primary reasons for these acquisitions, none of which was individually material to our consolidated financial statements, were to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and not significant. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$599
Stock options and restricted stock units assumed	5
Indemnification holdback	86
$690
Allocation
Goodwill	$482
Intangible assets (1):
Marketing-related	3
Contract-based	1
Technology-based	208
Customer-related	18
230
Property and equipment	4
Deferred tax assets	55
Other assets acquired	53
Deferred tax liabilities	(85)
Other liabilities assumed	(49)
$690
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and six years, with a weighted-average amortization period of five years.
The fair value of assumed stock options, estimated using the Black-Scholes model, and restricted stock units of $9 million will be expensed over the remaining service period. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
Pro Forma Financial Information – 2015 Acquisition Activity (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating income (loss) of the companies acquired was $23 million and $(112) million for 2015. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the acquisitions during 2015 had occurred at the beginning of 2014 (in millions):

	Year Ended December 31,
	2015	2014
Net sales	$107,054	$89,039
Net income (loss)	$576	$(311)

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

Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2015 and 2014 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2014	$2,033	$622	$—	$2,655
New acquisitions (1)	553	162	—	715
Other adjustments (2)	(2)	(49)	—	(51)
Goodwill - December 31, 2014	2,584	735	—	3,319
Segment reallocation—January 1, 2015 (3)	(606)	—	606	—
New acquisitions	41	18	423	482
Other adjustments (2)	(7)	(34)	(1)	(42)
Goodwill - December 31, 2015	$2,012	$719	$1,028	$3,759
 ___________________

(1)	Primarily includes the goodwill of Twitch.

(2)	Primarily includes changes in foreign exchange rates.

(3)	In conjunction with the change in reportable segments, we reallocated goodwill on a relative fair value basis.
Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

		December 31,
		2015			2014
	Weighted Average Life Remaining	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net
Marketing-related	4.4	$457	$(250)	$207	$457	$(199)	$258
Contract-based	2.1	130	(99)	31	172	(125)	47
Technology- and content-based	3.9	559	(205)	354	370	(129)	241
Customer-related	3.6	331	(161)	170	535	(317)	218
Acquired intangibles (2)	3.9	$1,477	$(715)	$762	$1,534	$(770)	$764
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and ten years.
Amortization expense for acquired intangibles was $228 million, $181 million, and $168 million in 2015, 2014, and 2013. Expected future amortization expense of acquired intangible assets as of December 31, 2015 is as follows (in millions):

Year Ended December 31,
2016	$218
2017	191
2018	131
2019	103
2020	41
Thereafter	78
$762

Note 5—LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes as described in the table below (collectively, the “Notes”). As of December 31, 2015 and 2014, the unamortized discount on the Notes was $89 million and $96 million. We also have other long-term debt with a carrying amount, including the current portion, of $312 million and $881 million as of December 31, 2015 and 2014. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2015	2014
0.65% Notes due on November 27, 2015	$—	$750
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	312	881
Total debt	8,562	9,881
Less current portion of long-term debt	(238)	(1,520)
Face value of long-term debt	$8,324	$8,361
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $8.5 billion and $9.1 billion as of December 31, 2015 and 2014, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted-average interest rate of 3.7% and 5.5% as of December 31, 2015 and 2014. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2015 and 2014.
As of December 31, 2015, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2016	$238
2017	1,037
2018	37
2019	1,000
2020	—
Thereafter	6,250
$8,562
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of December 31, 2015 and 2014.

Note 6—OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2015	2014
Long-term capital lease obligations	$4,212	$3,026
Long-term finance lease obligations	1,736	1,198
Construction liabilities	378	467
Tax contingencies	932	510
Long-term deferred tax liabilities	1,084	1,021
Other	1,584	1,188
Total other long-term liabilities	$9,926	$7,410
Capital and Finance Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2015
Gross capital lease obligations	$7,452
Less imputed interest	(213)
Present value of net minimum lease payments	7,239
Less current portion of capital lease obligations	(3,027)
Total long-term capital lease obligations	$4,212
We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as finance leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2015
Gross finance lease obligations	$2,390
Less imputed interest	(555)
Present value of net minimum lease payments	1,835
Less current portion of finance lease obligations	(99)
Total long-term finance lease obligations	$1,736
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

Note 7—COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $1.1 billion, $961 million, and $759 million for 2015, 2014, and 2013.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of December 31, 2015 (in millions):

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal and interest	$526	$1,322	$310	$1,272	$246	$9,157	$12,833
Capital lease obligations, including interest	3,128	2,521	1,277	304	139	83	7,452
Finance lease obligations, including interest	166	168	172	176	178	1,530	2,390
Operating leases	1,181	897	800	698	616	2,325	6,517
Unconditional purchase obligations (1)	614	547	399	166	43	13	1,782
Other commitments (2) (3)	851	273	188	132	86	1,112	2,642
Total commitments	$6,466	$5,728	$3,146	$2,748	$1,308	$14,220	$33,616
___________________

(1)
Includes unconditional purchase obligations related to long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.

(2)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements that have not been placed in service and digital media content liabilities associated with long-term digital media content assets with initial terms greater than one year.

(3)	Excludes $1.2 billion of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2015 and 2014, we have pledged or otherwise restricted $418 million and $602 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Suppliers
During 2015, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales, Inc., Amazon EU S.à r.l., Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice (“ECJ”). In July 2013, the ECJ ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In October 2013, the Austrian Supreme Court referred the case back to the Commercial Court of Vienna for further fact finding to determine whether the tariff on blank digital media meets the conditions set by the ECJ. In August 2015, the Commercial Court of Vienna ruled that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s claims. In September 2015, Austro-Mechana appealed that judgment to the Higher Commercial Court of Vienna. In December 2015, the Higher Commercial Court of Vienna confirmed that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s appeal. A number of additional actions have been filed making similar allegations. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (“ZPU”), filed a complaint against Amazon EU S.à r.l., Amazon Media EU S.à r.l., Amazon Services Europe S.à r.l., Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings S.à r.l. in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU S.à r.l. in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. In November 2013, the Belgian court ruled in favor of AUVIBEL and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In June 2015, the case was stayed pending resolution of a motion for judgment on the pleadings in a related case. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the 2015 case was stayed pending resolution of a motion for judgment on the pleadings. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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

In March 2015, Zitovault, LLC filed a complaint against Amazon.com, Inc., Amazon.com, LLC, Amazon Web Services, Inc., and Amazon Web Services, LLC for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that Elastic Compute Cloud, Virtual Private Cloud, Elastic Load Balancing, Auto-Scaling, and Elastic Beanstalk infringe U.S. Patent No. 6,484,257, entitled “System and Method for Maintaining N Number of Simultaneous Cryptographic Sessions Using a Distributed Computing Environment.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the case was transferred to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In June 2015, the European Commission opened a proceeding against Amazon.com, Inc. and Amazon EU S.à r.l. to investigate whether provisions in Amazon’s contracts with European publishers violate European competition rules. We believe we comply with European competition rules and are cooperating with the Commission.
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within A Hypermedia Document.” The complaint seeks a judgment of infringement together with costs and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 490 million, 483 million, and 476 million, as of December 31, 2015, 2014, and 2013. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
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
Stock Award Activity
Stock options outstanding, which were primarily obtained through acquisitions, totaled 0.2 million, 0.4 million and 0.2 million, as of December 31, 2015, 2014, and 2013. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for 2015, 2014, and 2013.
The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	15.4	$184
Units granted	7.2	283
Units vested	(4.5)	160
Units forfeited	(1.8)	209
Outstanding as of December 31, 2013	16.3	233
Units granted	8.5	328
Units vested	(5.1)	202
Units forfeited	(2.3)	264
Outstanding as of December 31, 2014	17.4	285
Units granted	9.8	426
Units vested	(5.6)	253
Units forfeited	(2.7)	321
Outstanding as of December 31, 2015	18.9	$362
Scheduled vesting for outstanding restricted stock units as of December 31, 2015, is as follows (in millions):

		Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Scheduled vesting—restricted stock units	6.4	7.0	3.6	1.6	0.1	0.2	18.9
As of December 31, 2015, there was $3.1 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years.

During 2015, 2014, and 2013, the fair value of restricted stock units that vested was $2.7 billion, $1.7 billion, and $1.4 billion.
As matching contributions under our 401(k) savings plan, we granted 0.2 million shares of common stock in 2015 and 2014. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued, and recorded as stock-based compensation expense.
Common Stock Available for Future Issuance
As of December 31, 2015, common stock available for future issuance to employees is 130 million shares.
Note 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the composition of accumulated other comprehensive loss for 2015, 2014, and 2013 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2013	$(250)	$11	$(239)
Other comprehensive income (loss)	63	(9)	54
Balances as of December 31, 2013	(187)	2	(185)
Other comprehensive income (loss)	(325)	(1)	(326)
Balances as of December 31, 2014	(512)	1	(511)
Other comprehensive income (loss)	(210)	(2)	(212)
Balances as of December 31, 2015	$(722)	$(1)	$(723)
Amounts included in accumulated other comprehensive loss are recorded net of their related income tax effects.
Note 10—INCOME TAXES
In 2015, 2014, and 2013, we recorded net tax provisions of $950 million, $167 million, and $161 million. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019 and made permanent the U.S. federal research and development credit. As such, cash taxes paid, net of refunds, were $273 million, $177 million, and $169 million for 2015, 2014, and 2013.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Current taxes:
U.S. Federal	$215	$214	$99
U.S. State	237	65	45
International	417	204	173
Current taxes	869	483	317
Deferred taxes:
U.S. Federal	473	(125)	(114)
U.S. State	(171)	(11)	(19)
International	(221)	(180)	(23)
Deferred taxes	81	(316)	(156)
Provision for income taxes, net	$950	$167	$161

U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
U.S.	$2,186	$292	$704
International	(618)	(403)	(198)
Income (loss) before income taxes	$1,568	$(111)	$506
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Income taxes computed at the federal statutory rate	$549	$(39)	$177
Effect of:
Impact of foreign tax differential	350	136	(41)
State taxes, net of federal benefits	37	29	14
Tax credits	(99)	(85)	(84)
Nondeductible compensation	149	117	86
Domestic production activities deduction	(44)	(20)	(11)
Other, net	8	29	20
Total	$950	$167	$161
Our provision for income taxes in 2015 was higher than in 2014 primarily due to an increase in U.S. pre-tax income and increased losses in certain foreign subsidiaries for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We generated income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our provision for income taxes in 2014 was higher than in 2013 primarily due to the increased losses in certain foreign subsidiaries for which we may not realize a tax benefit and audit-related developments, partially offset by the favorable impact of earnings in lower tax rate jurisdictions. Losses for which we may not realize a related tax benefit were primarily generated by our foreign subsidiaries. Income earned in lower tax jurisdictions was primarily related to our European operations.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S were $1.5 billion as of December 31, 2015. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets (1):
Net operating losses U.S. - Federal/States (2)	$107	$357
Net operating losses foreign (3)	856	669
Accrued liabilities, reserves, & other expenses	854	780
Stock-based compensation	727	534
Deferred revenue	189	156
Assets held for investment	148	154
Depreciation & amortization	222	117
Other items	268	125
Tax credits (4)	41	115
Total gross deferred tax assets	3,412	3,007
Less valuation allowance (5)	(1,069)	(901)
Deferred tax assets, net of valuation allowance	2,343	2,106
Deferred tax liabilities:
Depreciation & amortization	(1,970)	(1,609)
Acquisition related intangible assets	(203)	(195)
Other items	(88)	(31)
Net deferred tax assets, net of valuation allowance	$82	$271
 ___________________

(1)	Deferred tax assets related to net operating losses and tax credits are presented net of tax contingencies.

(2)
Excluding $380 million and $261 million of deferred tax assets as of December 31, 2015 and 2014, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(3)
Excluding $2 million of deferred tax assets as of December 31, 2015 and 2014, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(4)
Excluding $447 million and $268 million of deferred tax assets as of December 31, 2015 and 2014, related to tax credits that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(5)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.
As of December 31, 2015, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $1.1 billion, $3.4 billion, and $2.0 billion. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2020, 2016, and 2016, respectively. As of December 31, 2015, our tax credit carryforwards for income tax purposes were approximately $725 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2017.
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

The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2015	2014	2013
Gross tax contingencies – January 1	$710	$407	$294
Gross increases to tax positions in prior periods	254	351	78
Gross decreases to tax positions in prior periods	(22)	(50)	(18)
Gross increases to current period tax positions	242	20	54
Audit settlements paid	—	(16)	(1)
Lapse of statute of limitations	(3)	(2)	—
Gross tax contingencies – December 31 (1)	$1,181	$710	$407
 ___________________

(1)	As of December 31, 2015, we had $1.2 billion of tax contingencies, of which $882 million, if fully recognized, would decrease our effective tax rate.
As of December 31, 2015 and 2014, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $59 million and $41 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2015, 2014, and 2013 was $18 million, $8 million, and $8 million.
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
We expect the total amount of tax contingencies will grow in 2016. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2015. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.

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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
North America
Net sales	$63,708	$50,834	$41,410
Segment operating expenses (1)	60,957	49,542	40,244
Segment operating income (loss)	$2,751	$1,292	$1,166
International
Net sales	$35,418	$33,510	$29,934
Segment operating expenses (1)	35,509	33,654	29,780
Segment operating income (loss)	$(91)	$(144)	$154
AWS
Net sales	$7,880	$4,644	$3,108
Segment operating expenses (1)	6,017	3,984	2,435
Segment operating income (loss)	$1,863	$660	$673
Consolidated
Net sales	$107,006	$88,988	$74,452
Segment operating expenses (1)	102,483	87,180	72,459
Segment operating income (loss)	4,523	1,808	1,993
Stock-based compensation	(2,119)	(1,497)	(1,134)
Other operating income (expense), net	(171)	(133)	(114)
Income from operations	2,233	178	745
Total non-operating income (expense)	(665)	(289)	(239)
Provision for income taxes	(950)	(167)	(161)
Equity-method investment activity, net of tax	(22)	37	(71)
Net income (loss)	$596	$(241)	$274
___________________

(1)	Excludes stock-based compensation and “Other operating expense (income), net,” which are not allocated to segments.
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

	Year Ended December 31,
	2015	2014	2013
Net Sales:
Media	$22,509	$22,505	$21,716
Electronics and other general merchandise	75,597	60,886	48,802
AWS	7,880	4,644	3,108
Other (1)	1,020	953	826
	$107,006	$88,988	$74,452
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services, and our co-branded credit card agreements.

Net sales generated from our internationally-focused websites are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
United States	$70,537	$54,717	$43,959
Germany	11,816	11,919	10,535
United Kingdom	9,033	8,341	7,291
Japan	8,264	7,912	7,639
Rest of world	7,356	6,099	5,028
Consolidated	$107,006	$88,988	$74,452
Total segment assets exclude corporate assets, such as cash and cash equivalents, marketable securities, other long-term investments, corporate facilities, goodwill and other acquired intangible assets, capitalized internal-use software and website development costs, and tax assets. Technology infrastructure assets are allocated among the segments based on usage, with the majority allocated to the AWS segment. Total segment assets reconciled to consolidated amounts are as follows (in millions):

	December 31,
	2015	2014	2013
North America (1)	$16,772	$13,257	$9,991
International (1)	7,754	6,747	6,199
AWS (2)	9,787	6,981	3,840
Corporate	31,131	27,520	20,129
Consolidated	$65,444	$54,505	$40,159
___________________

(1)	North America and International segment assets primarily consist of inventory, accounts receivable, and property and equipment.

(2)	AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2015	2014	2013
North America	$6,707	$5,373	$3,477
International	2,266	2,000	1,549
AWS	8,356	6,043	3,253
Corporate	4,509	3,551	2,670
Consolidated	$21,838	$16,967	$10,949
Total property and equipment additions by segment are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
North America (1)	$2,485	$2,833	$2,326
International (1)	658	767	851
AWS (2)	4,681	4,295	2,215
Corporate	1,801	1,586	981
Consolidated	$9,625	$9,481	$6,373
___________________

(1)
Includes property and equipment added under capital leases of $938 million, $887 million, and $555 million in 2015, 2014, and 2013, and under other financing arrangements of $219 million, $599 million, and $715 million in 2015, 2014, and 2013.

(2)
Includes property and equipment added under capital leases of $3.7 billion, $3.0 billion, and $1.3 billion in 2015, 2014, and 2013 and under finance leases of $81 million, $62 million, and $67 million in 2015, 2014, and 2013.

U.S. property and equipment, net was $16.8 billion, $13.1 billion, and $8.4 billion, in 2015, 2014, and 2013, and rest of world property and equipment, net was $5.0 billion, $3.8 billion, and $2.5 billion in 2015, 2014, and 2013. Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation expense, including amortization of capitalized internal-use software and website development costs and other corporate property and equipment depreciation expense, are allocated to all segments based on usage. Total depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
North America	$1,551	$1,203	$914
International	822	740	583
AWS	2,576	1,673	963
Consolidated	$4,949	$3,616	$2,460

Note 12—QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2015 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$35,747	$25,358	$23,185	$22,717
Income (loss) from operations	1,108	406	464	255
Income (loss) before income taxes	938	247	362	21
Provision for income taxes	(453)	(161)	(266)	(71)
Net income (loss)	482	79	92	(57)
Basic earnings per share	1.03	0.17	0.20	(0.12)
Diluted earnings per share	1.00	0.17	0.19	(0.12)
Shares used in computation of earnings per share:
Basic	470	468	467	465
Diluted	481	478	476	465

	Year Ended December 31, 2014 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,328	$20,579	$19,340	$19,741
Income (loss) from operations	591	(544)	(15)	146
Income (loss) before income taxes	429	(634)	(27)	120
Benefit (provision) for income taxes	(205)	205	(94)	(73)
Net income (loss)	214	(437)	(126)	108
Basic earnings per share	0.46	(0.95)	(0.27)	0.23
Diluted earnings per share	0.45	(0.95)	(0.27)	0.23
Shares used in computation of earnings per share:
Basic	464	463	461	460
Diluted	472	463	461	468
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Amazon.com, Inc. and our report dated January 28, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
January 28, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under NASDAQ rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015
Consolidated Statements of Operations for each of the three years ended December 31, 2015
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended
December 31, 2015
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2015
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 28, 2016.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 2016.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley Reynolds
Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Tom A. Alberg
Tom A. Alberg	Director

/s/ John Seely Brown
John Seely Brown	Director

/s/ William B. Gordon
William B. Gordon	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Alain Monié
Alain Monié	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

EXHIBIT INDEX

Exhibit Number	Description

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

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

___________________

†	Executive Compensation Plan or Agreement