Form 10-Q
period 2016-03-31
AMAZON COM INC
filed 2016-04-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
410 Terry Avenue North, Seattle, Washington 98109-5210
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

471,827,960 shares of common stock, par value $0.01 per share, outstanding as of April 20, 2016

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$15,890	$14,557	$10,237	$5,074
OPERATING ACTIVITIES:
Net income (loss)	513	(57)	1,166	(405)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,827	1,426	6,682	5,162
Stock-based compensation	544	407	2,257	1,582
Other operating expense (income), net	43	44	155	139
Losses (gains) on sales of marketable securities, net	2	1	6	(3)
Other expense (income), net	(52)	91	102	203
Deferred income taxes	11	(2)	94	(136)
Excess tax benefits from stock-based compensation	(207)	(22)	(305)	94
Changes in operating assets and liabilities:
Inventories	769	721	(2,138)	(1,172)
Accounts receivable, net and other	412	441	(1,784)	(1,324)
Accounts payable	(5,770)	(4,249)	2,773	2,184
Accrued expenses and other	(956)	(940)	893	500
Additions to unearned revenue	2,814	1,803	8,412	5,144
Amortization of previously unearned revenue	(2,110)	(1,163)	(7,055)	(4,123)
Net cash provided by (used in) operating activities	(2,160)	(1,499)	11,258	7,845
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,179)	(871)	(4,897)	(4,684)
Acquisitions, net of cash acquired, and other	(16)	(365)	(446)	(1,345)
Sales and maturities of marketable securities	1,138	375	3,788	3,131
Purchases of marketable securities	(636)	(986)	(3,741)	(3,091)
Net cash provided by (used in) investing activities	(693)	(1,847)	(5,296)	(5,989)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	207	22	305	(94)
Proceeds from long-term debt and other	9	183	179	6,478
Repayments of long-term debt and other	(175)	(316)	(1,512)	(760)
Principal repayments of capital lease obligations	(801)	(502)	(2,761)	(1,537)
Principal repayments of finance lease obligations	(29)	(39)	(111)	(132)
Net cash provided by (used in) financing activities	(789)	(652)	(3,900)	3,955
Foreign-currency effect on cash and cash equivalents	222	(322)	171	(648)
Net increase (decrease) in cash and cash equivalents	(3,420)	(4,320)	2,233	5,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,470	$10,237	$12,470	$10,237
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$2	$17	$310	$90
Cash paid for interest on capital and finance lease obligations	47	32	168	102
Cash paid for income taxes (net of refunds)	139	55	357	194
Property and equipment acquired under capital leases	875	954	4,638	4,246
Property and equipment acquired under build-to-suit leases	351	103	793	897
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net product sales	$20,581	$17,084
Net service sales	8,547	5,633
Total net sales	29,128	22,717
Operating expenses (1):
Cost of sales	18,866	15,395
Fulfillment	3,687	2,759
Marketing	1,436	1,083
Technology and content	3,526	2,754
General and administrative	497	427
Other operating expense (income), net	45	44
Total operating expenses	28,057	22,462
Operating income	1,071	255
Interest income	21	11
Interest expense	(117)	(115)
Other income (expense), net	81	(130)
Total non-operating income (expense)	(15)	(234)
Income (loss) before income taxes	1,056	21
Provision for income taxes	(475)	(71)
Equity-method investment activity, net of tax	(68)	(7)
Net income (loss)	$513	$(57)
Basic earnings per share	$1.09	$(0.12)
Diluted earnings per share	$1.07	$(0.12)
Weighted-average shares used in computation of earnings per share:
Basic	471	465
Diluted	481	465
_____________
(1) Includes stock-based compensation as follows:
Fulfillment	$116	$90
Marketing	56	35
Technology and content	317	233
General and administrative	55	49
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$513	$(57)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(24) and $(1)	102	(243)
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $0 and $0	6	1
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1) and $0	1	1
Net unrealized gains (losses) on available-for-sale securities	7	2
Total other comprehensive income (loss)	109	(241)
Comprehensive income (loss)	$622	$(298)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,470	$15,890
Marketable securities	3,389	3,918
Inventories	9,582	10,243
Accounts receivable, net and other	5,072	5,654
Total current assets	30,513	35,705
Property and equipment, net	23,308	21,838
Goodwill	3,785	3,759
Other assets	3,522	3,445
Total assets	$61,128	$64,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,990	$20,397
Accrued expenses and other	9,431	10,372
Unearned revenue	3,766	3,118
Total current liabilities	28,187	33,887
Long-term debt	8,219	8,227
Other long-term liabilities	9,966	9,249
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 495 and 494
Outstanding shares — 472 and 471	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	14,144	13,394
Accumulated other comprehensive loss	(614)	(723)
Retained earnings	3,058	2,545
Total stockholders’ equity	14,756	13,384
Total liabilities and stockholders’ equity	$61,128	$64,747
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2016 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the allocation of stock-based compensation and “Other operating expense (income), net” to segment results within “Note 7 — Segment Information.” These revised segment results reflect the way the Company evaluates its business performance and manages its operations. Current deferred tax assets and current deferred tax liabilities were reclassified as non-current. See “Recent Accounting Pronouncements” below. We also reclassified our capitalized debt issuance costs from “Other assets” to “Long-term debt” as a result of the adoption of new accounting guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2016	2015
Shares used in computation of basic earnings per share	471	465
Total dilutive effect of outstanding stock awards	10	—
Shares used in computation of diluted earnings per share	481	465
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
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheets. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We adopted this ASU in Q1 2016 and retrospectively adjusted prior periods. Upon adoption, current deferred tax assets of $769 million and current deferred tax liabilities of $13 million in our December 31, 2015 consolidated balance sheet were reclassified as non-current.
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements.
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of March 31, 2016, and December 31, 2015, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of March 31, 2016, or December 31, 2015.
The following tables summarize, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	March 31, 2016				December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$7,602	$—	$—	$7,602	$6,201
Level 1 securities:
Money market funds	5,179	—	—	5,179	8,025
Equity securities	3	11	—	14	15
Level 2 securities:
Foreign government and agency securities	59	—	—	59	49
U.S. government and agency securities	2,704	3	(2)	2,705	5,167
Corporate debt securities	455	2	(1)	456	477
Asset-backed securities	111	—	(1)	110	117
Other fixed income securities	45	—	—	45	42
	$16,158	$16	$(4)	$16,170	$20,093
Less: Restricted cash, cash equivalents, and marketable securities (1)				(311)	(285)
Total cash, cash equivalents, and marketable securities				$15,859	$19,808
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of March 31, 2016 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$7,135	$7,137
Due after one year through five years	1,175	1,176
Due after five years through ten years	92	92
Due after ten years	151	149
Total	$8,553	$8,554
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of March 31, 2016, and December 31, 2015, these warrants had a fair value of $95 million and $16 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $5 million and $2 million in Q1 2016 and Q1 2015. These assets are primarily classified as Level 2 assets.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $322 million and $266 million for Q1 2016 and Q1 2015.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2016 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal and interest	$367	$1,322	$310	$1,272	$246	$9,157	$12,674
Capital lease obligations, including interest (1)	2,519	2,833	1,577	425	185	93	7,632
Finance lease obligations, including interest (2)	130	173	177	180	183	1,563	2,406
Operating leases	1,030	982	872	769	687	2,599	6,939
Unconditional purchase obligations (3)	483	597	445	200	72	28	1,825
Other commitments (4) (5)	820	418	283	216	176	1,583	3,496
Total commitments	$5,349	$6,325	$3,664	$3,062	$1,549	$15,023	$34,972
___________________

(1)
Excluding interest, current capital lease obligations of $3.2 billion and $3.0 billion are recorded within “Accrued expenses and other” as of March 31, 2016, and December 31, 2015, and $4.2 billion are recorded within “Other long-term liabilities” as of March 31, 2016, and December 31, 2015.

(2)
Excluding interest, current finance lease obligations of $103 million and $99 million are recorded within “Accrued expenses and other” as of March 31, 2016, and December 31, 2015, and $1.8 billion and $1.7 billion are recorded within “Other long-term liabilities” as of March 31, 2016, and December 31, 2015.

(3)
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

(4)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements and equipment lease arrangements that have not been placed in service and digital media content liabilities associated with long-term digital media content assets with initial terms greater than one year.

(5)	Excludes $1.3 billion of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of March 31, 2016, and December 31, 2015, we have pledged or otherwise restricted $440 million and $418 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2015 Annual Report on Form 10-K, as supplemented by the following:
In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales, Inc., Amazon EU S.à r.l., Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case. In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice (“ECJ”). In July 2013, the ECJ ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In October 2013, the Austrian Supreme Court referred the case back to the Commercial Court of Vienna for further fact finding to determine whether the tariff on blank digital media meets the conditions set by the ECJ. In August 2015, the Commercial Court of Vienna ruled that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed

Austro-Mechana’s claims. In September 2015, Austro-Mechana appealed that judgment to the Higher Commercial Court of Vienna. In December 2015, the Higher Commercial Court of Vienna confirmed that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s appeal. In February 2016, Austro-Mechana appealed that judgment to the Austrian Supreme Court. A number of additional actions have been filed making similar allegations. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (“ZPU”), filed a complaint against Amazon EU S.à r.l., Amazon Media EU S.à r.l., Amazon Services Europe S.à r.l., Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings S.à r.l. in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU S.à r.l. in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. In November 2013, the Belgian court ruled in favor of AUVIBEL and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In June 2012, Hand Held Products, Inc., a subsidiary of Honeywell, filed a complaint against Amazon.com, Inc., AMZN Mobile, LLC, AmazonFresh, LLC, A9.com, Inc., A9 Innovations, LLC, and Quidsi, Inc. in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the use of mobile barcode reader applications, including Amazon Mobile, Amazon Price Check, Flow, and AmazonFresh, infringes U.S. Patent No. 6,015,088, entitled “Decoding Of Real Time Video Imaging.” The complaint seeks an unspecified amount of damages, interest, and an injunction. In March 2016, the district court granted our motion for summary judgment of non-infringement and dismissed the case with prejudice. In April 2016, Hand Held Products appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law. In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky. In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky. In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, Washington, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims. The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We have been named in several other similar cases. In December 2014, the Supreme Court ruled in Busk that time spent waiting for and undergoing security screening is not compensable working time under the federal wage and hour statute. In February 2015, the courts in those actions alleging only federal law claims entered stipulated orders dismissing those actions without prejudice. In March 2016, the United States District Court for the Western District of Kentucky dismissed the Vance case with prejudice. In April 2016, the plaintiffs appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. We dispute any remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
See also “Note 6 — Income Taxes.”

Note 4 — LONG-TERM DEBT
In December 2014 and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of March 31, 2016, and December 31, 2015, the unamortized discount on the Notes was $96 million and $97 million. We also have other long-term debt with a carrying amount, including the current portion, of $155 million and $312 million as of March 31, 2016, and December 31, 2015. The face value of our total long-term debt obligations is as follows (in millions):

	March 31, 2016	December 31, 2015
1.20% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	155	312
Total debt	8,405	8,562
Less current portion of long-term debt	(90)	(238)
Face value of long-term debt	$8,315	$8,324
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $8.9 billion and $8.5 billion as of March 31, 2016, and December 31, 2015, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted-average interest rate of 3.40% and 3.74% as of March 31, 2016, and December 31, 2015. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of March 31, 2016, and December 31, 2015.
On September 5, 2014, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion. The Credit Agreement has a term of two years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.625%, under our current credit ratings. If our credit ratings are downgraded this rate could increase to as much as LIBOR plus 1.00%. There were no borrowings outstanding under the Credit Agreement as of March 31, 2016, and December 31, 2015.
Note 5 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaces the previous $2 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q1 2016 or Q1 2015.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 490 million as of March 31, 2016 and December 31, 2015. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the three months ended March 31, 2016.
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2016 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2015	18.9	$362
Units granted	0.9	566
Units vested	(1.0)	271
Units forfeited	(0.6)	374
Outstanding as of March 31, 2016	18.2	$377
Scheduled vesting for outstanding restricted stock units as of March 31, 2016, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Scheduled vesting—restricted stock units	5.3	6.8	3.8	1.9	0.2	0.2	18.2
As of March 31, 2016, there was $2.9 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years.
Note 6 — INCOME TAXES
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
In 2016, our effective tax rate will be affected by the adverse impact of nondeductible expenses, state income taxes, and losses incurred in certain foreign jurisdictions for which we may not realize a related tax benefit, partially offset by the favorable effect of the U.S. federal research and development credit. We expect a decline in the proportion of losses for which we may not realize a related tax benefit in 2016. These losses are primarily due to losses of foreign subsidiaries, which reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be impacted by the amount of pre-tax income relative to income tax expense and changes in tax law. We will generate income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision was $475 million and $71 million in Q1 2016 and Q1 2015. Cash paid for income taxes (net of refunds) was $139 million and $55 million in Q1 2016 and Q1 2015.
As of March 31, 2016, and December 31, 2015, tax contingencies were $1.3 billion and $1.2 billion. We expect the total amount of tax contingencies will grow in 2016. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. In June 2015, we received final tax collection notices for these years assessing additional French tax of €196 million, including interest and penalties through September 2012. We disagree with the assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies at the FTA, and if we are not able to resolve this matter with the FTA, we plan to pursue judicial remedies. In addition to the risk of additional tax for years 2006 through 2010, if this litigation is adversely determined or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Italy, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for 2003 and thereafter.
Note 7 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure expenses are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2016, we began allocating stock-based compensation and “Other operating expense (income), net” to our segment results. In our segment results, these amounts are combined and titled “Stock-based compensation and other.” There are no internal revenue transactions between our reportable segments. These segments reflect the way the Company evaluates its business performance and manages its operations.
North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites such as www.amazon.com, www.amazon.ca, and www.amazon.com.mx. This segment includes export sales from these websites.
International
The International segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through internationally-focused websites such as www.amazon.com.au, www.amazon.com.br, www.amazon.cn, www.amazon.fr, www.amazon.de, www.amazon.in, www.amazon.it, www.amazon.co.jp, www.amazon.nl, www.amazon.es, and www.amazon.co.uk. This segment includes export sales from these internationally-focused websites (including export sales from these sites to customers in the U.S., Mexico, and Canada), but excludes export sales from our North American websites.

AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other AWS service offerings for start-ups, enterprises, government agencies, and academic institutions.
Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
North America
Net sales	$16,996	$13,406
Segment operating expenses	16,072	12,889
Segment operating income (loss) before stock-based compensation and other	924	517
Stock-based compensation and other	336	263
Operating income (loss)	$588	$254
International
Net sales	$9,566	$7,745
Segment operating expenses	9,546	7,821
Segment operating income (loss) before stock-based compensation and other	20	(76)
Stock-based compensation and other	141	118
Operating income (loss)	$(121)	$(194)
AWS
Net sales	$2,566	$1,566
Segment operating expenses	1,850	1,301
Segment operating income (loss) before stock-based compensation and other	716	265
Stock-based compensation and other	112	70
Operating income (loss)	$604	$195
Consolidated
Net sales	$29,128	$22,717
Segment operating expenses	27,468	22,011
Segment operating income (loss) before stock-based compensation and other	1,660	706
Stock-based compensation and other	589	451
Operating income (loss)	1,071	255
Total non-operating income (expense)	(15)	(234)
Provision for income taxes	(475)	(71)
Equity-method investment activity, net of tax	(68)	(7)
Net income (loss)	$513	$(57)
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

	Three Months Ended March 31,
	2016	2015
Net Sales:
Media	$5,688	$5,289
Electronics and other general merchandise	20,545	15,628
AWS	2,566	1,566
Other (1)	329	234
Consolidated	$29,128	$22,717
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2015 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2015 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2016, we would have recorded an additional cost of sales of approximately $110 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The measurement date of our annual goodwill impairment test is April 1. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
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
Financial and credit market volatility directly impacts the fair value measurement through our weighted-average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our March 31, 2016 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $55 million impact on our Q1 2016 operating income. Our estimated forfeiture rate as of March 31, 2016, and December 31, 2015, was 28%.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$(2,160)	$(1,499)	$11,258	$7,845
Investing activities	(693)	(1,847)	(5,296)	(5,989)
Financing activities	(789)	(652)	(3,900)	3,955
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $15.9 billion and $19.8 billion as of March 31, 2016, and December 31, 2015. Amounts held in foreign currencies were $5.8 billion and $7.3 billion as of March 31, 2016, and December 31, 2015, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $(2.2) billion and $(1.5) billion for Q1 2016 and Q1 2015. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2016, compared to the comparable prior year period, was primarily due to increase in net income (loss), excluding non-cash charges such as depreciation, amortization, and stock-based compensation, offset by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(693) million and $(1.8) billion for Q1 2016 and Q1 2015, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.2 billion and $871 million during Q1 2016 and Q1 2015. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS) and additional capacity to support our fulfillment operations. Capital expenditures included $111 million and $129 million for internal-use software and website development during Q1 2016 and Q1 2015. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $16 million and $365 million during Q1 2016 and Q1 2015.
Cash provided by (used in) financing activities was $(789) million and $(652) million for Q1 2016 and Q1 2015. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.0 billion and $857 million in Q1 2016 and Q1 2015. Property and equipment acquired under capital leases was $875 million and $954 million during Q1 2016 and Q1 2015, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS. We expect this trend toward additional investment to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $9 million and $183 million in Q1 2016 and Q1 2015. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $207 million and $22 million in Q1 2016 and Q1 2015.
We had no borrowings outstanding under our $2.0 billion Credit Agreement as of March 31, 2016. See Item 1 of Part I, “Financial Statements — Note 4 — Long-Term Debt” for additional information.
We recorded net tax provisions of $475 million and $71 million in Q1 2016 and Q1 2015. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-

based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid (net of refunds) were $139 million and $55 million for Q1 2016 and Q1 2015. As of December 31, 2015, our federal net operating loss carryforward was approximately $1.1 billion and we had approximately $622 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which was made permanent in 2015. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of March 31, 2016, and December 31, 2015, restricted cash, cash equivalents, and marketable securities were $311 million and $285 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $6.5 billion as of March 31, 2016. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover1 was 9 for Q1 2016 and Q1 2015. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
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

_______________________

(1)	Inventory turnover is the quotient of trailing twelve month cost of sales to average inventory over five quarter ends.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. In the first quarter of 2016, we began allocating stock-based compensation and “Other operating expense (income), net” to our segment results. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 7 — Segment Information.”
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

	Three Months Ended March 31,
	2016	2015
Net Sales:
North America	$16,996	$13,406
International	9,566	7,745
AWS	2,566	1,566
Total consolidated	$29,128	$22,717
Year-over-year Percentage Growth:
North America	27%	24%
International	24	(2)
AWS	64	49
Total consolidated	28	15
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	27%	24%
International	26	14
AWS	64	49
Total consolidated	29	22
Net Sales Mix:
North America	58%	59%
International	33	34
AWS	9	7
Total consolidated	100%	100%
Sales increased 28% in Q1 2016 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(210) million and $(1.3) billion for Q1 2016 and Q1 2015. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 27% in Q1 2016, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 24% in Q1 2016, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Changes in foreign currency exchange rates impacted International net sales by $(177) million and $(1.3) billion for Q1 2016 and Q1 2015. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.

AWS sales increased 64% in Q1 2016, compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating Income (Loss):
North America	$588	$254
International	(121)	(194)
AWS	604	195
Total consolidated	$1,071	$255
Operating income (loss) increased to $1.1 billion in Q1 2016, from $255 million in Q1 2015. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure. There was a favorable impact from foreign exchange rates of $5 million for Q1 2016.
The decrease in International operating loss in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity, spending on technology infrastructure and marketing efforts. There was a favorable impact from foreign exchange rates of $21 million for Q1 2016.
The increase in AWS operating income in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. There was a favorable impact from foreign exchange rates of $24 million for Q1 2016.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,820	$1,299
Shipping costs (4)	(3,275)	(2,309)
Net shipping cost	$(1,455)	$(1,010)
Year-over-year Percentage Growth:
Shipping revenue	40%	53%
Shipping costs	42	26
Net shipping cost	44	3
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.
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

	Three Months Ended March 31,
	2016	2015
Net Sales:
North America
Media	$3,208	$2,969
Electronics and other general merchandise	13,511	10,250
Other (1)	277	187
Total North America	$16,996	$13,406
International
Media	$2,480	$2,320
Electronics and other general merchandise	7,034	5,378
Other (1)	52	47
Total International	$9,566	$7,745
Year-over-year Percentage Growth:
North America
Media	8%	5%
Electronics and other general merchandise	32	31
Other	48	22
Total North America	27	24
International
Media	7%	(12)%
Electronics and other general merchandise	31	4
Other	12	(12)
Total International	24	(2)
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	8%	5%
Electronics and other general merchandise	32	31
Other	48	22
Total North America	27	24
International
Media	9%	2%
Electronics and other general merchandise	33	21
Other	15	2
Total International	26	14
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating Expenses:
Cost of sales	$18,866	$15,395
Fulfillment	3,687	2,759
Marketing	1,436	1,083
Technology and content	3,526	2,754
General and administrative	497	427
Other operating expense (income), net	45	44
Total operating expenses	$28,057	$22,462
Year-over-year Percentage Growth:
Cost of sales	23%	10%
Fulfillment	34	19
Marketing	33	25
Technology and content	28	38
General and administrative	16	31
Other operating expense (income), net	2	27
Percent of Net Sales:
Cost of sales	64.8%	67.8%
Fulfillment	12.7	12.1
Marketing	4.9	4.8
Technology and content	12.1	12.1
General and administrative	1.7	1.9
Other operating expense (income), net	0.2	0.2
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
The increase in cost of sales in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales.
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
The increase in fulfillment costs in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased spending on online marketing channels, as well as payroll and related expenses.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and development for new and existing products and services, as well as AWS and other technology infrastructure expenses. Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection. Digital media content costs related to revenue recorded gross, including Prime Video, are included in cost of sales.
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increased spending on technology infrastructure principally allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure expenses consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q1 2016, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2015 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of existing product categories and service offerings, including AWS, and initiatives to introduce new product and service offerings.
During Q1 2016 and Q1 2015, we capitalized $135 million (including $24 million of stock-based compensation) and $153 million (including $24 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $161 million and $152 million for Q1 2016 and Q1 2015.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2016, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.

Other Operating Expense (Income), Net
Other operating expense (income), net was $45 million and $44 million for Q1 2016 and Q1 2015, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $21 million and $11 million during Q1 2016 and Q1 2015. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $117 million and $115 million during Q1 2016 and Q1 2015. The increase is primarily due to increases in our long-term debt, and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $81 million and $(130) million during Q1 2016 and Q1 2015. The primary component of other income (expense), net is related to foreign-currency gains (losses).
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
In 2016, our effective tax rate will be affected by the adverse impact of nondeductible expenses, state income tax, and losses incurred in certain foreign jurisdictions for which we may not realize a related tax benefit, partially offset by the favorable effect of the U.S. federal research and development credit. We expect a decline in the proportion of losses for which we may not realize a related tax benefit in 2016. These losses are primarily due to losses of foreign subsidiaries, which reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate may also be impacted by the amount of pre-tax income relative to income tax expense and changes in tax law. We will generate income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision was $475 million and $71 million in Q1 2016 and Q1 2015.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(68) million and $(7) million during Q1 2016 and Q1 2015. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during both periods.

Effect of Foreign Exchange Rates
The effect on our operating income (loss) from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2016			2015
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$29,338	$(210)	$29,128	$24,005	$(1,288)	$22,717
Operating expenses	28,317	(260)	28,057	23,727	(1,265)	22,462
Operating income (loss)	1,021	50	1,071	278	(23)	255
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
The effect of foreign exchange rates is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases.
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2015 (in millions):

	Twelve Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$11,258	$7,845
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(4,684)
Free cash flow	$6,361	$3,161

Net cash provided by (used in) investing activities	$(5,296)	$(5,989)
Net cash provided by (used in) financing activities	$(3,900)	$3,955

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2015 (in millions):

	Twelve Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$11,258	$7,845
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(4,684)
Principal repayments of capital lease obligations	(2,761)	(1,537)
Principal repayments of finance lease obligations	(111)	(132)
Free cash flow less lease principal repayments	$3,489	$1,492

Net cash provided by (used in) investing activities	$(5,296)	$(5,989)
Net cash provided by (used in) financing activities	$(3,900)	$3,955
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2015 (in millions):

	Twelve Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$11,258	$7,845
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(4,684)
Property and equipment acquired under capital leases	(4,638)	(4,246)
Principal repayments of finance lease obligations	(111)	(132)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$1,612	$(1,217)

Net cash provided by (used in) investing activities	$(5,296)	$(5,989)
Net cash provided by (used in) financing activities	$(3,900)	$3,955
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

Guidance
We provided guidance on April 28, 2016, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 28, 2016, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2016 Guidance

•	Net sales are expected to be between $28.0 billion and $30.5 billion, or to grow between 21% and 32% compared with second quarter 2015.

•	Operating income is expected to be between $375 million and $975 million, compared with $464 million in second quarter 2015.

•
This guidance includes approximately $825 million for stock-based compensation and other operating expense (income), net. It assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded and that there are no further revisions to stock-based compensation estimates.

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
Foreign Exchange Risk
During Q1 2016, net sales from our International segment accounted for 33% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q1 2016 decreased by $177 million in comparison with Q1 2015.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2016, of $5.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $290 million, $580 million, and $1.2 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2016, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $255 million, $535 million, and $1.2 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of March 31, 2016, our recorded basis in equity investments was $295 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell
Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce services that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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
Disclosure Pursuant to Section 13(r) of the Exchange Act
We recently determined that, between January 2013 and March 2016, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act as follows: consumer products valued at approximately $20,000 for Iranian embassies located in Japan, Germany, France, Spain, Austria, and China and an Iranian government delegation in France; consumer products valued at approximately $81,000 for individuals who may have been acting on behalf of these embassies; and consumer products valued at approximately $900 for an individual designated under Executive Order 13382. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, office, consumer electronics, and automotive products. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley Reynolds
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 28, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.