Form 10-Q
period 2016-06-30
AMAZON COM INC
filed 2016-07-29
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

474,073,542 shares of common stock, par value $0.01 per share, outstanding as of July 20, 2016

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,470	$10,237	$15,890	$14,557	$10,269	$5,057
OPERATING ACTIVITIES:
Net income (loss)	857	92	1,370	35	1,931	(188)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,909	1,504	3,736	2,930	7,087	5,557
Stock-based compensation	768	563	1,312	969	2,461	1,755
Other operating expense (income), net	53	42	97	87	166	153
Losses (gains) on sales of marketable securities, net	1	1	3	2	6	(1)
Other expense (income), net	31	18	(21)	109	115	229
Deferred income taxes	106	(43)	117	(45)	243	(130)
Excess tax benefits from stock-based compensation	(113)	(95)	(320)	(117)	(323)	(1)
Changes in operating assets and liabilities:
Inventories	(57)	(27)	712	693	(2,167)	(1,291)
Accounts receivable, net and other	(1,184)	(430)	(772)	11	(2,538)	(1,456)
Accounts payable	977	373	(4,793)	(3,876)	3,377	2,901
Accrued expenses and other	(15)	(129)	(972)	(1,068)	1,007	387
Additions to unearned revenue	2,340	1,397	5,154	3,200	9,355	5,647
Amortization of previously unearned revenue	(2,208)	(1,269)	(4,318)	(2,432)	(7,994)	(4,582)
Net cash provided by (used in) operating activities	3,465	1,997	1,305	498	12,726	8,980
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,711)	(1,213)	(2,890)	(2,084)	(5,395)	(4,607)
Acquisitions, net of cash acquired, and other	(14)	(8)	(30)	(374)	(452)	(1,287)
Sales and maturities of marketable securities	931	470	2,069	845	4,249	2,639
Purchases of marketable securities	(1,645)	(625)	(2,281)	(1,610)	(4,762)	(3,379)
Net cash provided by (used in) investing activities	(2,439)	(1,376)	(3,132)	(3,223)	(6,360)	(6,634)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	113	95	320	117	323	1
Proceeds from long-term debt and other	66	44	75	226	202	6,236
Repayments of long-term debt and other	(70)	(215)	(245)	(531)	(1,366)	(797)
Principal repayments of capital lease obligations	(1,116)	(580)	(1,917)	(1,082)	(3,298)	(1,832)
Principal repayments of finance lease obligations	(32)	(35)	(61)	(74)	(108)	(155)
Net cash provided by (used in) financing activities	(1,039)	(691)	(1,828)	(1,344)	(4,247)	3,453
Foreign currency effect on cash and cash equivalents	64	102	286	(219)	133	(587)
Net increase (decrease) in cash and cash equivalents	51	32	(3,369)	(4,288)	2,252	5,212
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,521	$10,269	$12,521	$10,269	$12,521	$10,269
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$143	$152	$145	$169	$301	$212
Cash paid for interest on capital and finance lease obligations	48	35	95	67	180	119
Cash paid for income taxes (net of refunds)	88	65	226	119	380	188
Property and equipment acquired under capital leases	1,422	1,384	2,297	2,338	4,676	4,710
Property and equipment acquired under build-to-suit leases	231	153	582	256	870	813
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product sales	$21,116	$17,104	$41,697	$34,187
Net service sales	9,288	6,081	17,835	11,714
Total net sales	30,404	23,185	59,532	45,901
Operating expenses:
Cost of sales	19,180	15,160	38,047	30,555
Fulfillment	3,878	2,876	7,565	5,634
Marketing	1,546	1,150	2,982	2,233
Technology and content	3,880	3,020	7,405	5,774
General and administrative	580	467	1,077	894
Other operating expense (income), net	55	48	100	92
Total operating expenses	29,119	22,721	57,176	45,182
Operating income	1,285	464	2,356	719
Interest income	24	12	45	23
Interest expense	(116)	(114)	(233)	(228)
Other income (expense), net	(14)	—	66	(131)
Total non-operating income (expense)	(106)	(102)	(122)	(336)
Income before income taxes	1,179	362	2,234	383
Provision for income taxes	(307)	(266)	(782)	(337)
Equity-method investment activity, net of tax	(15)	(4)	(82)	(11)
Net income	$857	$92	$1,370	$35
Basic earnings per share	$1.81	$0.20	$2.90	$0.07
Diluted earnings per share	$1.78	$0.19	$2.84	$0.07
Weighted-average shares used in computation of earnings per share:
Basic	473	467	472	466
Diluted	483	476	482	475
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$857	$92	$1,370	$35
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $36, $1, $13, and $0	11	128	113	(114)
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(17), $(8), $(17), and $(8)	31	6	37	7
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $(1), and $(1)	1	1	2	1
Net unrealized gains (losses) on available-for-sale securities	32	7	39	8
Total other comprehensive income (loss)	43	135	152	(106)
Comprehensive income (loss)	$900	$227	$1,522	$(71)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,521	$15,890
Marketable securities	4,019	3,918
Inventories	9,588	10,243
Accounts receivable, net and other	6,092	5,654
Total current assets	32,220	35,705
Property and equipment, net	25,190	21,838
Goodwill	3,774	3,759
Other assets	3,892	3,445
Total assets	$65,076	$64,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,123	$20,397
Accrued expenses and other	9,613	10,372
Unearned revenue	3,851	3,118
Total current liabilities	29,587	33,887
Long-term debt	8,212	8,227
Other long-term liabilities	10,739	9,249
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 497 and 494
Outstanding shares — 474 and 471	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	15,026	13,394
Accumulated other comprehensive loss	(571)	(723)
Retained earnings	3,915	2,545
Total stockholders’ equity	16,538	13,384
Total liabilities and stockholders’ equity	$65,076	$64,747
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the allocation of stock-based compensation and “Other operating expense (income), net” to segment results within “Note 7 — Segment Information.” These revised segment results reflect the way the Company evaluates its business performance and manages its operations. In Q1 2016, current deferred tax assets and current deferred tax liabilities were reclassified as non-current. See “Recent Accounting Pronouncements” below. We also reclassified our capitalized debt issuance costs from “Other assets” to “Long-term debt” as a result of the adoption of new accounting guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares used in computation of basic earnings per share	473	467	472	466
Total dilutive effect of outstanding stock awards	10	9	10	9
Shares used in computation of diluted earnings per share	483	476	482	475
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
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of June 30, 2016, and December 31, 2015, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of June 30, 2016, or December 31, 2015.
The following tables summarize, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	June 30, 2016				December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$6,126	$—	$—	$6,126	$6,201
Level 1 securities:
Money market funds	6,802	—	—	6,802	8,025
Equity securities	23	57	—	80	15
Level 2 securities:
Foreign government and agency securities	50	—	—	50	49
U.S. government and agency securities	3,180	4	(3)	3,181	5,167
Corporate debt securities	538	2	—	540	477
Asset-backed securities	147	—	(1)	146	117
Other fixed income securities	70	1	—	71	42
	$16,936	$64	$(4)	$16,996	$20,093
Less: Restricted cash, cash equivalents, and marketable securities (1)				(456)	(285)
Total cash, cash equivalents, and marketable securities				$16,540	$19,808
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of June 30, 2016 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$9,138	$9,140
Due after one year through five years	1,272	1,275
Due after five years through ten years	155	154
Due after ten years	222	221
Total	$10,787	$10,790
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of June 30, 2016, and December 31, 2015, these warrants had a fair value of $133 million and $16 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $(26) million and $0 in Q2 2016 and Q2 2015, and $(20) million and $2 million in the six months ended June 30, 2016 and 2015. These assets are primarily classified as Level 2 assets.

Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $336 million and $267 million for Q2 2016 and Q2 2015, and $657 million and $533 million for the six months ended June 30, 2016 and 2015.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2016 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal and interest	$166	$1,324	$312	$1,272	$246	$9,157	$12,477
Capital lease obligations, including interest (1)	1,607	3,251	1,995	691	268	184	7,996
Finance lease obligations, including interest (2)	88	177	181	185	188	1,582	2,401
Operating leases	670	1,140	1,034	909	848	3,553	8,154
Unconditional purchase obligations (3)	341	699	506	263	123	35	1,967
Other commitments (4) (5)	736	573	430	339	283	2,062	4,423
Total commitments	$3,608	$7,164	$4,458	$3,659	$1,956	$16,573	$37,418
___________________

(1)
Excluding interest, current capital lease obligations of $3.4 billion and $3.0 billion are recorded within “Accrued expenses and other” as of June 30, 2016, and December 31, 2015, and $4.3 billion and $4.2 billion are recorded within “Other long-term liabilities” as of June 30, 2016, and December 31, 2015.

(2)
Excluding interest, current finance lease obligations of $107 million and $99 million are recorded within “Accrued expenses and other” as of June 30, 2016, and December 31, 2015, and $1.8 billion and $1.7 billion are recorded within “Other long-term liabilities” as of June 30, 2016, and December 31, 2015.

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

(5)	Excludes $1.6 billion of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of June 30, 2016, and December 31, 2015, we have pledged or otherwise restricted $581 million and $418 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Other Contingencies
As previously disclosed, we recently determined that we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act or other United States sanctions and export control laws. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, jewelry, office, consumer electronics, software, lawn and patio, grocery, and automotive products.  Our review is ongoing and we have voluntarily reported these orders to the United States Treasury Department’s Office of Foreign Assets Control and the United States Department of Commerce’s Bureau of Industry and Security. We intend to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties.  For additional information, see Item 5 of Part II, “Other Information - Disclosure Pursuant to Section 13(r) of the Exchange Act.”

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2015 Annual Report on Form 10-K and in Item 1 of Part 1, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the Period Ended March 31, 2016, as supplemented by the following:
In December 2013, Appistry, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Missouri. The complaint alleges, among other things, that Amazon’s Elastic Compute Cloud infringes U.S. Patent Nos. 8,200,746, entitled “System And Method For Territory-Based Processing Of Information,” and 8,341,209, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The complaint seeks injunctive relief, an unspecified amount of damages, treble damages, costs, and interest. In March 2015, the case was transferred to the United States District Court for the Western District of Washington. In July 2015, the court granted our motion for judgment on the pleadings and invalidated the patents-in-suit. In August 2015, the court entered judgment in our favor. In September 2015, the plaintiff appealed that judgment to the United States Court of Appeals for the Federal Circuit, and filed a new complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Western District of Washington. The 2015 complaint alleges, among other things, that Amazon’s Elastic Compute Cloud, Simple Workflow, and Herd infringe U.S. Patent Nos. 8,682,959, entitled “System And Method For Fault Tolerant Processing Of Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers,” and 9,049,267, entitled “System And Method For Processing Information Via Networked Computers Including Request Handlers, Process Handlers, And Task Handlers.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, treble damages, costs, and interest. In July 2016, the court invalidated the patents asserted in the 2015 complaint and granted our motion to dismiss the complaint with prejudice. In July 2016, Appistry appealed that judgment to the United States Court of Appeals for the Federal Circuit. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In June 2015, the case was stayed pending resolution of a motion for judgment on the pleadings in a related case. In May 2016, the case was reopened for claim construction discovery. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the 2015 case was stayed pending resolution of a motion for judgment on the pleadings. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In March 2015, Zitovault, LLC filed a complaint against Amazon.com, Inc., Amazon.com, LLC, Amazon Web Services, Inc., and Amazon Web Services, LLC for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that Elastic Compute Cloud, Virtual Private Cloud, Elastic Load Balancing, Auto-Scaling, and Elastic Beanstalk infringe U.S. Patent No. 6,484,257, entitled “System and Method for Maintaining N Number of Simultaneous Cryptographic Sessions Using a Distributed Computing Environment.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the case was transferred to the United States District Court for the Western District of Washington. In June 2016, the case was stayed pending resolution of a review petition we filed with the United States Patent and Trademark Office. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. In addition, for some matters for which a loss is probable or reasonably possible, an estimate of the amount of loss or range of losses is not possible and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
See also “Note 6 — Income Taxes.”

Note 4 — LONG-TERM DEBT
In December 2014, and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of June 30, 2016, and December 31, 2015, the unamortized discount on the Notes was $94 million and $97 million. We also have other long-term debt with a carrying amount, including the current portion, of $97 million and $312 million as of June 30, 2016, and December 31, 2015. The face value of our total long-term debt obligations is as follows (in millions):

	June 30, 2016	December 31, 2015
1.20% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	97	312
Total debt	8,347	8,562
Less current portion of long-term debt	(41)	(238)
Face value of long-term debt	$8,306	$8,324
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.1 billion and $8.5 billion as of June 30, 2016, and December 31, 2015, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted-average interest rate of 2.45% and 3.74% as of June 30, 2016, and December 31, 2015. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of June 30, 2016, and December 31, 2015.
On May 20, 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. This Credit Agreement replaces the prior credit agreement entered into on September 5, 2014. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of June 30, 2016, and December 31, 2015.
Note 5 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaces the previous $2 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q2 2016 or Q2 2015.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 495 million as of June 30, 2016, and 490 million as of December 31, 2015. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fulfillment	$186	$132	$302	$222
Marketing	80	50	136	84
Technology and content	419	319	737	552
General and administrative	83	62	137	111
Total stock-based compensation expense	$768	$563	$1,312	$969
The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the six months ended June 30, 2016.
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2016 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2015	18.9	$362
Units granted	6.3	609
Units vested	(3.1)	309
Units forfeited	(1.2)	401
Outstanding as of June 30, 2016	20.9	$443
Scheduled vesting for outstanding restricted stock units as of June 30, 2016, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Scheduled vesting—restricted stock units	3.1	7.1	6.9	2.7	0.8	0.3	20.9
As of June 30, 2016, there was $4.5 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years.
Note 6 — INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2016, our effective tax rate will be favorably affected by the impact of the U.S. federal research and development credit, an increase in amount of pre-tax income relative to income tax expense, an increase in amortization deductions for which we will realize a tax benefit, and a decline in the proportion of nondeductible expenses and losses for which we may not realize a related tax benefit. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate will also be adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the six months ended June 30, 2016 was $782 million, which included $70 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the six months ended June 30, 2015 was $337 million, which included $41 million of discrete tax expense primarily attributed to acquisition integrations. Cash paid for income taxes (net of refunds) was $88 million and $65 million in Q2 2016 and Q2 2015 and $226 million and $119 million for the six months ended June 30, 2016 and 2015.
As of June 30, 2016, and December 31, 2015, tax contingencies were $1.6 billion and $1.2 billion. We expect the total amount of tax contingencies will grow in 2016. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. In June 2015, we received final tax collection notices for these years assessing additional French tax of €196 million, including interest and penalties through September 2012. We disagree with the assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies, and if we are not able to resolve this matter, we plan to pursue judicial remedies. In addition to the risk of additional tax for years 2006 through 2010, if this litigation is adversely determined or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods from 2003 onwards and our taxes in the future could increase. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Italy, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2008 and thereafter.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America
Net sales	$17,674	$13,796	$34,670	$27,202
Operating expenses	16,517	13,093	32,590	25,982
Operating income before stock-based compensation and other	1,157	703	$2,080	$1,220
Stock-based compensation and other	455	355	790	617
Operating income	$702	$348	$1,290	$603
International
Net sales	$9,844	$7,565	$19,410	$15,310
Operating expenses	9,756	7,584	19,301	15,405
Operating income (loss) before stock-based compensation and other	88	(19)	$109	$(95)
Stock-based compensation and other	223	170	364	288
Operating income (loss)	$(135)	$(189)	$(255)	$(383)
AWS
Net sales	$2,886	$1,824	$5,452	$3,389
Operating expenses	2,023	1,433	3,873	2,734
Operating income before stock-based compensation and other	863	391	$1,579	$655
Stock-based compensation and other	145	86	258	156
Operating income	$718	$305	$1,321	$499
Consolidated
Net sales	$30,404	$23,185	$59,532	$45,901
Operating expenses	28,296	22,110	55,764	44,121
Operating income before stock-based compensation and other	2,108	1,075	3,768	1,780
Stock-based compensation and other	823	611	1,412	1,061
Operating income	1,285	464	2,356	719
Total non-operating income (expense)	(106)	(102)	(122)	(336)
Provision for income taxes	(307)	(266)	(782)	(337)
Equity-method investment activity, net of tax	(15)	(4)	(82)	(11)
Net income	$857	$92	$1,370	$35

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales:
Media	$5,211	$4,714	$10,899	$10,002
Electronics and other general merchandise	21,963	16,412	42,507	32,041
AWS	2,886	1,824	5,452	3,389
Other (1)	344	235	674	469
Consolidated	$30,404	$23,185	$59,532	$45,901
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2016, we would have recorded an additional cost of sales of approximately $110 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The measurement date of our annual goodwill impairment test is April 1. In testing goodwill for impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2016, and determined that goodwill was not impaired. During the quarter, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an interim impairment test. As a measure of sensitivity, a 10% decrease in the fair value of any of our reporting units as of April 1, 2016, would have had no impact on the carrying value of our goodwill.
Financial and credit market volatility directly impacts the fair value measurement through our weighted-average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our June 30, 2016 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $60 million impact on our Q2 2016 operating income. Our estimated forfeiture rate as of June 30, 2016, and December 31, 2015, was 28%.
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
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$3,465	$1,997	$1,305	$498	$12,726	$8,980
Investing activities	(2,439)	(1,376)	(3,132)	(3,223)	(6,360)	(6,634)
Financing activities	(1,039)	(691)	(1,828)	(1,344)	(4,247)	3,453
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $16.5 billion and $19.8 billion as of June 30, 2016, and December 31, 2015. Amounts held in foreign currencies were $5.9 billion and $7.3 billion as of June 30, 2016, and December 31, 2015, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $3.5 billion and $2.0 billion for Q2 2016 and Q2 2015, and $1.3 billion and $498 million for the six months ended June 30, 2016 and 2015. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2016, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation, offset by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(2.4) billion and $(1.4) billion for Q2 2016 and Q2 2015, and $(3.1) billion and $(3.2) billion for the six months ended June 30, 2016 and 2015, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.7 billion and $1.2 billion during Q2 2016 and Q2 2015, and $2.9 billion and $2.1 billion for the six months ended June 30, 2016 and 2015. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS) and additional capacity to support our fulfillment operations. Capital expenditures included $118 million and $150 million for internal-use software and website development during Q2 2016 and Q2 2015, and $229 million and $279 million for the six months ended June 30, 2016 and 2015. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $14 million and $8 million during Q2 2016 and Q2 2015, and $30 million and $374 million for the six months ended June 30, 2016 and 2015.
Cash provided by (used in) financing activities was $(1.0) billion and $(691) million for Q2 2016 and Q2 2015, and $(1.8) billion and $(1.3) billion for the six months ended June 30, 2016 and 2015. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.2 billion and $830 million in Q2 2016 and Q2 2015, and $2.2 billion and $1.7 billion for the six months ended June 30, 2016 and 2015. Property and equipment acquired under capital leases was $1.4 billion during Q2 2016 and Q2 2015, and $2.3 billion for the six months ended June 30, 2016 and 2015, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $66 million and $44 million in Q2 2016 and Q2 2015, and $75 million and $226 million for the six months ended June 30, 2016 and 2015. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $113 million and $95 million in Q2 2016 and Q2 2015, and $320 million and $117 million for the six months ended June 30, 2016 and 2015.
We had no borrowings outstanding under our $3.0 billion Credit Agreement as of June 30, 2016. See Item 1 of Part I, “Financial Statements — Note 4 — Long-Term Debt” for additional information.

We recorded net tax provisions of $307 million and $266 million in Q2 2016 and Q2 2015, and $782 million and $337 million for the six months ended June 30, 2016 and 2015. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid (net of refunds) were $88 million and $65 million for Q2 2016 and Q2 2015, and $226 million and $119 million for the six months ended June 30, 2016 and 2015. As of December 31, 2015, our federal net operating loss carryforward was approximately $1.1 billion and we had approximately $622 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which was made permanent in 2015. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of June 30, 2016, and December 31, 2015, restricted cash, cash equivalents, and marketable securities were $456 million and $285 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $8.7 billion as of June 30, 2016. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover1 was 9 for Q2 2016 and Q2 2015. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales:
North America	$17,674	$13,796	$34,670	$27,202
International	9,844	7,565	19,410	15,310
AWS	2,886	1,824	5,452	3,389
Total consolidated	$30,404	$23,185	$59,532	$45,901
Year-over-year Percentage Growth:
North America	28%	26%	27%	25%
International	30	3	27	1
AWS	58	81	61	65
Total consolidated	31	20	30	17
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	28%	26%	28%	25%
International	28	22	27	18
AWS	58	81	61	65
Total consolidated	30	27	30	24
Net Sales Mix:
North America	58%	59%	58%	59%
International	32	33	33	33
AWS	10	8	9	8
Total consolidated	100%	100%	100%	100%
Sales increased 31% in Q2 2016 and 30% for the six months ended June 30, 2016, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $166 million and $(1.4) billion for Q2 2016 and Q2 2015, and by $(44) million and $(2.7) billion for the six months ended June 30, 2016 and 2015. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 28% in Q2 2016 and 27% for the six months ended June 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 30% in Q2 2016 and 27% for the six months ended June 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Changes in foreign currency exchange rates impacted International net sales by $184 million and $(1.4) billion for Q2 2016 and Q2 2015, and $7 million and $(2.6) billion for the six months ended June 30, 2016 and 2015. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 58% in Q2 2016 and 61% for the six months ended June 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Income (Loss):
North America	$702	$348	$1,290	$603
International	(135)	(189)	(255)	(383)
AWS	718	305	1,321	499
Total consolidated	$1,285	$464	$2,356	$719
Operating income increased to $1.3 billion in Q2 2016, from $464 million in Q2 2015, and increased to $2.4 billion for the six months ended June 30, 2016, from $719 million for the six months ended June 30, 2015. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts. There was a favorable impact from foreign exchange rates of $5 million for Q2 2016 and $11 million for the six months ended June 30, 2016.
The decrease in International operating loss in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts. There was a favorable impact from foreign exchange rates of $40 million for Q2 2016 and $61 million for the six months ended June 30, 2016.
The increase in AWS operating income in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. There was no impact from foreign exchange rates for Q2 2016 and a favorable impact of $24 million for the six months ended June 30, 2016.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$2,000	$1,399	$3,819	$2,698
Shipping costs (4)	(3,362)	(2,340)	(6,636)	(4,649)
Net shipping cost	$(1,362)	$(941)	$(2,817)	$(1,951)
Year-over-year Percentage Growth:
Shipping revenue	43%	57%	42%	55%
Shipping costs	44	29	43	28
Net shipping cost	45	2	44	3
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales:
North America
Media	$2,928	$2,620	$6,136	$5,589
Electronics and other general merchandise	14,459	10,987	27,970	21,237
Other (1)	287	189	564	376
Total North America	$17,674	$13,796	$34,670	$27,202
International
Media	$2,283	$2,094	$4,763	$4,413
Electronics and other general merchandise	7,504	5,425	14,537	10,804
Other (1)	57	46	110	93
Total International	$9,844	$7,565	$19,410	$15,310
Year-over-year Percentage Growth:
North America
Media	12%	6%	10%	6%
Electronics and other general merchandise	32	31	32	31
Other	52	16	50	19
Total North America	28	26	27	25
International
Media	9%	(12)%	8%	(12)%
Electronics and other general merchandise	38	10	35	7
Other	25	(7)	18	(10)
Total International	30	3	27	1
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	12%	7%	10%	6%
Electronics and other general merchandise	32	32	32	31
Other	52	16	50	19
Total North America	28	26	28	25
International
Media	7%	3%	8%	2%
Electronics and other general merchandise	36	31	35	26
Other	25	8	20	5
Total International	28	22	27	18
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Expenses:
Cost of sales	$19,180	$15,160	$38,047	$30,555
Fulfillment	3,878	2,876	7,565	5,634
Marketing	1,546	1,150	2,982	2,233
Technology and content	3,880	3,020	7,405	5,774
General and administrative	580	467	1,077	894
Other operating expense (income), net	55	48	100	92
Total operating expenses	$29,119	$22,721	$57,176	$45,182
Year-over-year Percentage Growth:
Cost of sales	27%	13%	25%	11%
Fulfillment	35	21	34	20
Marketing	35	22	34	23
Technology and content	28	36	28	37
General and administrative	24	24	20	27
Other operating expense (income), net	14	71	9	47
Percent of Net Sales:
Cost of sales	63.0%	65.4%	63.9%	66.6%
Fulfillment	12.8	12.4	12.7	12.3
Marketing	5.1	5.0	5.0	4.9
Technology and content	12.8	13.0	12.4	12.6
General and administrative	1.9	2.0	1.8	1.9
Other operating expense (income), net	0.2	0.2	0.2	0.2
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
The increase in cost of sales in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
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
The increase in fulfillment costs in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels and television and print advertising, as well as payroll and related expenses.
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
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increased spending on technology infrastructure principally allocated to our AWS segment, and an increase in payroll and related costs associated with expanding our products and services.
Technology infrastructure expenses consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q2 2016, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2015 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of existing product categories and service offerings, including AWS, and initiatives to introduce new product and service offerings.
During Q2 2016 and Q2 2015, we capitalized $145 million (including $27 million of stock-based compensation) and $184 million (including $35 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2016 and 2015, we capitalized $280 million (including $51 million of stock-based compensation) and $338 million (including $59 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $160 million and $157 million for Q2 2016 and Q2 2015, and $321 million and $309 million for the six months ended June 30, 2016 and 2015.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2016 and for the six months ended June 30, 2016, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense (Income), Net
Other operating expense (income), net was $55 million and $48 million for Q2 2016 and Q2 2015, and $100 million and $92 million for the six months ended June 30, 2016 and 2015, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $24 million and $12 million during Q2 2016 and Q2 2015, and $45 million and $23 million for the six months ended June 30, 2016 and 2015. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $116 million and $114 million during Q2 2016 and Q2 2015, and $233 million and $228 million for the six months ended June 30, 2016 and 2015. The increase is primarily due to increases in our long-term debt and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $(14) million and $0 during Q2 2016 and Q2 2015, and $66 million and $(131) million for the six months ended June 30, 2016 and 2015. The primary component of other income (expense), net is related to foreign currency and equity warrant gains (losses).
Income Taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2016, our effective tax rate will be favorably affected by the impact of the U.S. federal research and development credit, an increase in amount of pre-tax income relative to income tax expense, an increase in amortization deductions for which we will realize a tax benefit, and a decline in the proportion of nondeductible expenses and losses for which we may not realize a related tax benefit. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate will also be adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the six months ended June 30, 2016 was $782 million, which included $70 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the six months ended June 30, 2015 was $337 million, which included $41 million of discrete tax expense primarily attributed to acquisition integrations.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(15) million and $(4) million during Q2 2016 and Q2 2015, and $(82) million and $(11) million for the six months ended June 30, 2016 and 2015. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during the periods.

Effect of Foreign Exchange Rates
The effect on our net sales, operating expenses, and operating income from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$30,238	$166	$30,404	$24,578	$(1,393)	$23,185	$59,576	$(44)	$59,532	$48,581	$(2,680)	$45,901
Operating expenses	28,998	121	29,119	24,105	(1,384)	22,721	57,315	(139)	57,176	47,830	(2,648)	45,182
Operating income	1,240	45	1,285	473	(9)	464	2,261	95	2,356	751	(32)	719
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2015 (in millions):

	Twelve Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$12,726	$8,980
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(4,607)
Free cash flow	$7,331	$4,373

Net cash provided by (used in) investing activities	$(6,360)	$(6,634)
Net cash provided by (used in) financing activities	$(4,247)	$3,453

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2015 (in millions):

	Twelve Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$12,726	$8,980
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(4,607)
Principal repayments of capital lease obligations	(3,298)	(1,832)
Principal repayments of finance lease obligations	(108)	(155)
Free cash flow less lease principal repayments	$3,925	$2,386

Net cash provided by (used in) investing activities	$(6,360)	$(6,634)
Net cash provided by (used in) financing activities	$(4,247)	$3,453
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2015 (in millions):

	Twelve Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$12,726	$8,980
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(4,607)
Property and equipment acquired under capital leases	(4,676)	(4,710)
Principal repayments of finance lease obligations	(108)	(155)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$2,547	$(492)

Net cash provided by (used in) investing activities	$(6,360)	$(6,634)
Net cash provided by (used in) financing activities	$(4,247)	$3,453
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
Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our net sales, operating expenses, and operating income is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year period.

Guidance
We provided guidance on July 28, 2016, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of July 28, 2016, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2016 Guidance

•	Net sales are expected to be between $31.0 billion and $33.5 billion, or to grow between 22% and 32% compared with third quarter 2015.

•	Operating income is expected to be between $50 million and $650 million, compared with $406 million in third quarter 2015.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q2 2016, net sales from our International segment accounted for 32% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q2 2016 increased by $184 million in comparison with Q2 2015.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2016, of $5.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $295 million, $590 million, and $1.2 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2016, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $200 million, $420 million, and $940 million, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of June 30, 2016, our recorded basis in equity investments was $380 million. These investments primarily relate to equity-method and cost-method investments in private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Could Be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We recently determined that, between January 2012 and June 2016, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $96,000 for individuals who may have been acting on behalf of Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $1,600 for two entities considered to be owned or controlled by the Iranian government; and consumer products valued at approximately $23,000 for one individual and three entities designated under Executive Order 13382 or Executive Order 13224 and owned or controlled by the Iranian government. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, jewelry, office, consumer electronics, software, lawn and patio, grocery, and automotive products. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley Reynolds
Shelley Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 28, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

10.1	Credit Agreement, dated as of May 20, 2016, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.