Form 10-Q
period 2016-09-30
AMAZON COM INC
filed 2016-10-28
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

475,166,527 shares of common stock, par value $0.01 per share, outstanding as of October 19, 2016

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,521	$10,269	$15,890	$14,557	$10,709	$5,258
OPERATING ACTIVITIES:
Net income	252	79	1,622	114	2,105	328
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	2,084	1,599	5,819	4,529	7,572	5,908
Stock-based compensation	776	544	2,088	1,513	2,694	1,921
Other operating expense, net	31	34	128	120	163	156
Other expense (income), net	(23)	58	(41)	170	39	248
Deferred income taxes	(81)	(63)	36	(108)	226	76
Excess tax benefits from stock-based compensation	(173)	(95)	(493)	(212)	(401)	(96)
Changes in operating assets and liabilities:
Inventories	(1,095)	(1,537)	(383)	(844)	(1,726)	(1,983)
Accounts receivable, net and other	(671)	(588)	(1,443)	(577)	(2,621)	(1,681)
Accounts payable	2,540	2,030	(2,252)	(1,846)	3,887	3,207
Accrued expenses and other	441	143	(531)	(925)	1,306	525
Additions to unearned revenue	2,802	1,779	7,956	4,979	10,377	6,358
Amortization of previously unearned revenue	(2,397)	(1,373)	(6,715)	(3,805)	(9,018)	(5,144)
Net cash provided by (used in) operating activities	4,486	2,610	5,791	3,108	14,603	9,823
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,841)	(1,195)	(4,731)	(3,280)	(6,040)	(4,424)
Acquisitions, net of cash acquired, and other	(84)	(105)	(113)	(478)	(430)	(531)
Sales and maturities of marketable securities	1,431	1,045	3,500	1,890	4,635	2,244
Purchases of marketable securities	(2,076)	(1,122)	(4,358)	(2,732)	(5,717)	(4,354)
Net cash provided by (used in) investing activities	(2,570)	(1,377)	(5,702)	(4,600)	(7,552)	(7,065)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	173	95	493	212	401	96
Proceeds from long-term debt and other	8	33	83	260	176	6,241
Repayments of long-term debt and other	(26)	(181)	(271)	(712)	(1,212)	(894)
Principal repayments of capital lease obligations	(938)	(656)	(2,855)	(1,738)	(3,579)	(2,144)
Principal repayments of finance lease obligations	(44)	(21)	(105)	(95)	(131)	(163)
Net cash provided by (used in) financing activities	(827)	(730)	(2,655)	(2,073)	(4,345)	3,136
Foreign currency effect on cash and cash equivalents	46	(63)	332	(283)	241	(443)
Net increase (decrease) in cash and cash equivalents	1,135	440	(2,234)	(3,848)	2,947	5,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,656	$10,709	$13,656	$10,709	$13,656	$10,709
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$1	$7	$146	$177	$295	$212
Cash paid for interest on capital and finance lease obligations	50	41	145	109	188	138
Cash paid for income taxes, net of refunds	91	80	317	200	390	230
Property and equipment acquired under capital leases	1,369	1,047	3,666	3,385	4,998	4,599
Property and equipment acquired under build-to-suit leases	211	125	793	381	956	595
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$22,339	$18,463	$64,036	$52,650
Net service sales	10,375	6,895	28,210	18,609
Total net sales	32,714	25,358	92,246	71,259
Operating expenses:
Cost of sales	21,260	16,755	59,306	47,310
Fulfillment	4,335	3,230	11,900	8,865
Marketing	1,738	1,264	4,720	3,496
Technology and content	4,135	3,197	11,541	8,971
General and administrative	639	463	1,715	1,357
Other operating expense, net	32	43	133	136
Total operating expenses	32,139	24,952	89,315	70,135
Operating income	575	406	2,931	1,124
Interest income	26	13	71	37
Interest expense	(118)	(116)	(351)	(344)
Other income (expense), net	8	(56)	75	(187)
Total non-operating income (expense)	(84)	(159)	(205)	(494)
Income before income taxes	491	247	2,726	630
Provision for income taxes	(229)	(161)	(1,012)	(498)
Equity-method investment activity, net of tax	(10)	(7)	(92)	(18)
Net income	$252	$79	$1,622	$114
Basic earnings per share	$0.53	$0.17	$3.43	$0.24
Diluted earnings per share	$0.52	$0.17	$3.36	$0.24
Weighted-average shares used in computation of earnings per share:
Basic	474	468	473	467
Diluted	485	478	483	476
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$252	$79	$1,622	$114
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $6, $4, $18, and $3	19	(56)	133	(170)
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(15), $3, $(32), and $(5)	29	(3)	65	3
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $(1), $(2), and $(1)	2	1	4	3
Net unrealized gains (losses) on available-for-sale securities	31	(2)	69	6
Total other comprehensive income (loss)	50	(58)	202	(164)
Comprehensive income (loss)	$302	$21	$1,824	$(50)
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,656	$15,890
Marketable securities	4,691	3,918
Inventories	10,696	10,243
Accounts receivable, net and other	6,566	5,654
Total current assets	35,609	35,705
Property and equipment, net	27,177	21,838
Goodwill	3,815	3,759
Other assets	4,296	3,445
Total assets	$70,897	$64,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,801	$20,397
Accrued expenses and other	10,497	10,372
Unearned revenue	4,200	3,118
Total current liabilities	33,498	33,887
Long-term debt	8,205	8,227
Other long-term liabilities	11,412	9,249
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 498 and 494
Outstanding shares — 475 and 471	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	15,968	13,394
Accumulated other comprehensive loss	(521)	(723)
Retained earnings	4,167	2,545
Total stockholders’ equity	17,782	13,384
Total liabilities and stockholders’ equity	$70,897	$64,747
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the allocation of stock-based compensation and “Other operating expense, net” to segment results within “Note 7 — Segment Information.” These revised segment results reflect the way the Company evaluates its business performance and manages its operations. In Q1 2016, current deferred tax assets and current deferred tax liabilities were reclassified as non-current. See “Recent Accounting Pronouncements” below. We also reclassified our capitalized debt issuance costs from “Other assets” to “Long-term debt” as a result of the adoption of new accounting guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares used in computation of basic earnings per share	474	468	473	467
Total dilutive effect of outstanding stock awards	11	10	10	9
Shares used in computation of diluted earnings per share	485	478	483	476
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
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact, and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact, and expect the ASU will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact, and expect the ASU will have a material impact on our consolidated financial statements.
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of September 30, 2016, and December 31, 2015, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of September 30, 2016, or December 31, 2015.
The following tables summarize, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	September 30, 2016				December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value	Total Estimated Fair Value
Cash	$5,730	$—	$—	$5,730	$6,201
Level 1 securities:
Money market funds	8,386	—	—	8,386	8,025
Equity securities	23	106	—	129	15
Level 2 securities:
Foreign government and agency securities	45	1	—	46	49
U.S. government and agency securities	3,695	3	(4)	3,694	5,167
Corporate debt securities	587	2	—	589	477
Asset-backed securities	152	—	(1)	151	117
Other fixed income securities	90	—	—	90	42
	$18,708	$112	$(5)	$18,815	$20,093
Less: Restricted cash, cash equivalents, and marketable securities (1)				(468)	(285)
Total cash, cash equivalents, and marketable securities				$18,347	$19,808
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of September 30, 2016 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$10,647	$10,648
Due after one year through five years	1,933	1,934
Due after five years through ten years	193	193
Due after ten years	182	181
Total	$12,955	$12,956
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of September 30, 2016, and December 31, 2015, these warrants had a fair value of $142 million and $16 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $9 million and $(1) million in Q3 2016 and Q3 2015, and $(11) million and $1 million in the nine months ended September 30, 2016 and 2015. These assets are primarily classified as Level 2 assets.

Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $367 million and $291 million for Q3 2016 and Q3 2015, and $1.0 billion and $824 million for the nine months ended September 30, 2016 and 2015.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of September 30, 2016 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal and interest	$164	$1,324	$311	$1,273	$246	$9,157	$12,475
Capital lease obligations, including interest (1)	739	3,693	2,434	1,046	326	240	8,478
Finance lease obligations, including interest (2)	56	228	233	237	241	2,203	3,198
Operating leases	347	1,259	1,159	1,028	961	4,284	9,038
Unconditional purchase obligations (3)	162	690	555	297	140	56	1,900
Other commitments (4) (5)	595	682	527	426	326	2,216	4,772
Total commitments	$2,063	$7,876	$5,219	$4,307	$2,240	$18,156	$39,861
___________________

(1)
Excluding interest, current capital lease obligations of $3.7 billion and $3.0 billion are recorded within “Accrued expenses and other” as of September 30, 2016, and December 31, 2015, and $4.5 billion and $4.2 billion are recorded within “Other long-term liabilities” as of September 30, 2016, and December 31, 2015.

(2)
Excluding interest, current finance lease obligations of $135 million and $99 million are recorded within “Accrued expenses and other” as of September 30, 2016, and December 31, 2015, and $2.4 billion and $1.7 billion are recorded within “Other long-term liabilities” as of September 30, 2016, and December 31, 2015.

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

(5)	Excludes $1.7 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of September 30, 2016, and December 31, 2015, we have pledged or otherwise restricted $588 million and $418 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Other Contingencies
As previously disclosed, we recently determined that we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act or other United States sanctions and export control laws. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, jewelry, office, consumer electronics, software, lawn and patio, grocery, and automotive products. Our review is ongoing and we have voluntarily reported these orders to the United States Treasury Department’s Office of Foreign Assets Control and the United States Department of Commerce’s Bureau of Industry and Security. We intend to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties. For additional information, see Item 5 of Part II, “Other Information — Disclosure Pursuant to Section 13(r) of the Exchange Act.”

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2015 Annual Report on Form 10-K and in Item 1 of Part 1, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the Periods Ended March 31, 2016, and June 30, 2016, as supplemented by the following:
In September 2016, Broadcom Corporation and Avago Technologies General IP (Singapore) PTE Ltd. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the Central District of California. The complaint alleges, among other things, that certain Fire devices infringe U.S. Patent Nos. 5,870,087, entitled “MPEG Decoder System and Method Having a Unified Memory for Transport Decode and System Controller Function,” 6,982,663, entitled “Method and System for Symbol Binarization,” 7,006,636, entitled “Coherence-Based Audio Coding and Synthesis,” 7,583,805, entitled “Late Reverberation-Based Synthesis of Auditory Scenes,” and 8,284,844, entitled “Video Decoding System Supporting Multiple Standards.” The complaint also alleges that certain Kindle and Fire devices, and the Dash Button and Amazon Echo, infringe U.S. Patent No. 6,430,148, entitled “Multidirectional Communication Systems,” and that certain Fire devices and the Amazon Echo infringe U.S. Patent No. 6,766,389, entitled “System on a Chip for Networking.” The complaint also alleges that Amazon Web Services’ Elastic Transcoder and CloudFront infringe U.S. Patent No. 7,296,295, entitled “Media Processing System Supporting Different Media Formats Via Server-Based Transcoding,” that Amazon Elastic Transcoder infringes U.S. Patent No. 6,744,387, entitled “Method and System for Symbol Binarization,” that CloudFront infringes U.S. Patent No. 6,341,375, entitled “Video on Demand DVD System,” and that Elastic Compute Cloud infringes U.S. Patent No. 6,501,480, entitled “Graphics Accelerator.” The complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, and costs. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 6 — Income Taxes.”

Note 4 — LONG-TERM DEBT
In December 2014, and November 2012, we issued $6.0 billion and $3.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of September 30, 2016, and December 31, 2015, the unamortized discount on the Notes was $92 million and $97 million. We also have other long-term debt with a carrying amount, including the current portion, of $95 million and $312 million as of September 30, 2016, and December 31, 2015. The face value of our total long-term debt obligations is as follows (in millions):

	September 30, 2016	December 31, 2015
1.20% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Other long-term debt	95	312
Total debt	8,345	8,562
Less current portion of long-term debt	(48)	(238)
Face value of long-term debt	$8,297	$8,324
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $9.1 billion and $8.5 billion as of September 30, 2016, and December 31, 2015, which is based on quoted prices for our publicly-traded debt as of those dates.
The other debt, including the current portion, had a weighted-average interest rate of 3.03% and 3.74% as of September 30, 2016, and December 31, 2015. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of September 30, 2016, and December 31, 2015.
On May 20, 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. This Credit Agreement replaces the prior credit agreement entered into on September 5, 2014. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is the London interbank offered rate (“LIBOR”) plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of September 30, 2016, and December 31, 2015. On October 13, 2016, we entered into a $500 million secured revolving credit facility (“Credit Facility”) with a lender that is secured by certain seller receivables. The Credit Facility is available for a term of three years, bears interest at LIBOR plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion.
Note 5 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaces the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q3 2016 or Q3 2015.

Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 496 million as of September 30, 2016, and 490 million as of December 31, 2015. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales (1)	$7	$—	$7	$—
Fulfillment	165	122	467	344
Marketing	85	48	221	133
Technology and content	434	309	1,171	861
General and administrative	85	65	222	175
Total stock-based compensation expense	$776	$544	$2,088	$1,513
___________________

(1)	Beginning in Q3 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.
The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for the nine months ended September 30, 2016.
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2016 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2015	18.9	$362
Units granted	7.9	640
Units vested	(4.2)	309
Units forfeited	(1.8)	420
Outstanding as of September 30, 2016	20.8	$473
Scheduled vesting for outstanding restricted stock units as of September 30, 2016, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Scheduled vesting—restricted stock units	2.0	7.0	7.0	3.1	1.2	0.5	20.8
As of September 30, 2016, there was $4.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years.
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
For 2016, our effective tax rate will be favorably affected by the impact of the U.S. federal research and development credit, an increase in the amount of pre-tax income relative to income tax expense, an increase in amortization deductions for which we will realize a tax benefit, and a decline in the proportion of nondeductible expenses and losses for which we may not realize a related tax benefit. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate will also be adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the nine months ended September 30, 2016 was $1.0 billion, which included $50 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the nine months ended September 30, 2015 was $498 million, which included $37 million of discrete tax expense primarily attributed to acquisition integrations. Cash paid for income taxes, net of refunds was $91 million and $80 million in Q3 2016 and Q3 2015 and $317 million and $200 million for the nine months ended September 30, 2016 and 2015.
As of September 30, 2016, and December 31, 2015, tax contingencies were $1.7 billion and $1.2 billion. We expect the total amount of tax contingencies will grow in 2016. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.
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
Note 7 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure expenses are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2016, we began allocating stock-based compensation and “Other operating expense, net” to our segment results. In our segment results, these amounts are combined and titled “Stock-based compensation and other.” There are no internal revenue transactions between our reportable segments. These segments reflect the way the Company evaluates its business performance and manages its operations.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America
Net sales	$18,874	$15,006	$53,544	$42,208
Operating expenses	18,180	14,478	50,769	40,461
Operating income before stock-based compensation and other	694	528	$2,775	$1,747
Stock-based compensation and other	439	342	1,230	959
Operating income	$255	$186	$1,545	$788
International
Net sales	$10,609	$8,267	$30,019	$23,577
Operating expenses	10,941	8,323	30,242	23,728
Operating income (loss) before stock-based compensation and other	(332)	(56)	$(223)	$(151)
Stock-based compensation and other	209	152	573	440
Operating income (loss)	$(541)	$(208)	$(796)	$(591)
AWS
Net sales	$3,231	$2,085	$8,683	$5,474
Operating expenses	2,210	1,564	6,083	4,297
Operating income before stock-based compensation and other	1,021	521	$2,600	$1,177
Stock-based compensation and other	160	93	418	250
Operating income	$861	$428	$2,182	$927
Consolidated
Net sales	$32,714	$25,358	$92,246	$71,259
Operating expenses	31,331	24,365	87,094	68,486
Operating income before stock-based compensation and other	1,383	993	5,152	2,773
Stock-based compensation and other	808	587	2,221	1,649
Operating income	575	406	2,931	1,124
Total non-operating income (expense)	(84)	(159)	(205)	(494)
Provision for income taxes	(229)	(161)	(1,012)	(498)
Equity-method investment activity, net of tax	(10)	(7)	(92)	(18)
Net income	$252	$79	$1,622	$114
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales:
Media	$5,728	$5,283	$16,626	$15,286
Electronics and other general merchandise	23,383	17,741	65,890	49,782
AWS	3,231	2,085	8,683	5,474
Other (1)	372	249	1,047	717
Consolidated	$32,714	$25,358	$92,246	$71,259
___________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2016, we would have recorded an additional cost of sales of approximately $120 million.
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
Financial and credit market volatility directly impacts the fair value measurement through our weighted-average cost of capital that we use to determine a discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are short-term in nature or a longer-term trend. We have not made any significant changes to the accounting methodology used to evaluate goodwill for impairment. Changes in our estimated future cash flows and asset fair values may cause us to realize material impairment charges in the future. As a measure of sensitivity, a prolonged 20% decrease from our September 30, 2016 closing stock price would not be an indicator of possible impairment.
Stock-Based Compensation
We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options is estimated on the date of grant using a Black-Scholes model. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience. We update our estimated forfeiture rate quarterly. We have not made any significant changes to the accounting methodology used to evaluate stock-based compensation. Changes in our estimates and assumptions may cause us to realize material changes in stock-based compensation expense in the future. As a measure of sensitivity, a 1% change to our estimated forfeiture rate would have had an approximately $70 million impact on our Q3 2016 operating income. Our estimated forfeiture rate as of September 30, 2016, and December 31, 2015, was 28%.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$4,486	$2,610	$5,791	$3,108	$14,603	$9,823
Investing activities	(2,570)	(1,377)	(5,702)	(4,600)	(7,552)	(7,065)
Financing activities	(827)	(730)	(2,655)	(2,073)	(4,345)	3,136
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $18.3 billion and $19.8 billion as of September 30, 2016, and December 31, 2015. Amounts held in foreign currencies were $5.9 billion and $7.3 billion as of September 30, 2016, and December 31, 2015, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $4.5 billion and $2.6 billion for Q3 2016 and Q3 2015, and $5.8 billion and $3.1 billion for the nine months ended September 30, 2016 and 2015. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2016, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(2.6) billion and $(1.4) billion for Q3 2016 and Q3 2015, and $(5.7) billion and $(4.6) billion for the nine months ended September 30, 2016 and 2015, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.8 billion and $1.2 billion during Q3 2016 and Q3 2015, and $4.7 billion and $3.3 billion for the nine months ended September 30, 2016 and 2015. This primarily reflects additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS) and additional capacity to support our fulfillment operations. Capital expenditures included $97 million and $127 million for internal-use software and website development during Q3 2016 and Q3 2015, and $326 million and $406 million for the nine months ended September 30, 2016 and 2015. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $84 million and $105 million during Q3 2016 and Q3 2015, and $113 million and $478 million for the nine months ended September 30, 2016 and 2015.
Cash provided by (used in) financing activities was $(827) million and $(730) million for Q3 2016 and Q3 2015, and $(2.7) billion and $(2.1) billion for the nine months ended September 30, 2016 and 2015. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.0 billion and $858 million in Q3 2016 and Q3 2015, and $3.2 billion and $2.5 billion for the nine months ended September 30, 2016 and 2015. Property and equipment acquired under capital leases was $1.4 billion and $1.0 billion during Q3 2016 and Q3 2015, and $3.7 billion and $3.4 billion for the nine months ended September 30, 2016 and 2015, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $8 million and $33 million in Q3 2016 and Q3 2015, and $83 million and $260 million for the nine months ended September 30, 2016 and 2015. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $173 million and $95 million in Q3 2016 and Q3 2015, and $493 million and $212 million for the nine months ended September 30, 2016 and 2015.
We had no borrowings outstanding under our $3.0 billion Credit Agreement as of September 30, 2016. See Item 1 of Part I, “Financial Statements — Note 4 — Long-Term Debt” for additional information.
We recorded net tax provisions of $229 million and $161 million in Q3 2016 and Q3 2015, and $1.0 billion and $498 million for the nine months ended September 30, 2016 and 2015. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid, net of refunds were $91 million and $80 million for Q3 2016 and Q3 2015, and $317 million and $200 million for the nine months ended September 30, 2016 and 2015. As of December 31, 2015, our federal net operating loss carryforward was approximately $1.1 billion and we had approximately $622 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit, which was made permanent in 2015. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of September 30, 2016, and December 31, 2015, restricted cash, cash equivalents, and marketable securities were $468 million and $285 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $10.6 billion as of September 30, 2016. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. Inventory turnover1 was 9 for Q3 2016 and Q3 2015. We expect variability in inventory turnover over time since it is affected by several factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers.
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

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. In the first quarter of 2016, we began allocating stock-based compensation and “Other operating expense, net” to our segment results. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 7 — Segment Information.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales:
North America	$18,874	$15,006	$53,544	$42,208
International	10,609	8,267	30,019	23,577
AWS	3,231	2,085	8,683	5,474
Total consolidated	$32,714	$25,358	$92,246	$71,259
Year-over-year Percentage Growth:
North America	26%	28%	27%	26%
International	28	7	27	3
AWS	55	78	59	70
Total consolidated	29	23	29	19
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	26%	29%	27%	26%
International	28	24	27	20
AWS	55	78	59	70
Total consolidated	29	30	29	26
Net Sales Mix:
North America	58%	59%	58%	59%
International	32	33	33	33
AWS	10	8	9	8
Total consolidated	100%	100%	100%	100%
Sales increased 29% in Q3 2016 and 29% for the nine months ended September 30, 2016, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $52 million and $(1.3) billion for Q3 2016 and Q3 2015, and by $8 million and $(4.0) billion for the nine months ended September 30, 2016 and 2015. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 26% in Q3 2016 and 27% for the nine months ended September 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 28% in Q3 2016 and 27% for the nine months ended September 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by marketplace sellers. Changes in foreign currency exchange rates impacted International net sales by $54 million and $(1.3) billion for Q3 2016 and Q3 2015, and $62 million and $(3.9) billion for the nine months ended September 30, 2016 and 2015. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 55% in Q3 2016 and 59% for the nine months ended September 30, 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Income (Loss):
North America	$255	$186	$1,545	$788
International	(541)	(208)	(796)	(591)
AWS	861	428	2,182	927
Total consolidated	$575	$406	$2,931	$1,124
Operating income increased to $575 million in Q3 2016, from $406 million in Q3 2015, and increased to $2.9 billion for the nine months ended September 30, 2016, from $1.1 billion for the nine months ended September 30, 2015. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts. There was a favorable impact from foreign exchange rates of $6 million for Q3 2016 and $16 million for the nine months ended September 30, 2016.
The increase in International operating loss in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts, partially offset by increased unit sales, including sales by marketplace sellers. There was a favorable impact from foreign exchange rates of $22 million for Q3 2016 and $83 million for the nine months ended September 30, 2016.
The increase in AWS operating income in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. There was an unfavorable impact from foreign exchange rates of $(20) million for Q3 2016 and a favorable impact of $4 million for the nine months ended September 30, 2016.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$2,154	$1,494	$5,973	$4,192
Shipping costs (4)	(3,897)	(2,720)	(10,533)	(7,369)
Net shipping cost	$(1,743)	$(1,226)	$(4,560)	$(3,177)
Year-over-year Percentage Growth:
Shipping revenue	44%	43%	42%	50%
Shipping costs	43	35	43	30
Net shipping cost	42	26	44	11
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales:
North America
Media	$3,237	$2,963	$9,372	$8,552
Electronics and other general merchandise	15,327	11,840	43,297	33,077
Other (1)	310	203	875	579
Total North America	$18,874	$15,006	$53,544	$42,208
International
Media	$2,491	$2,320	$7,254	$6,734
Electronics and other general merchandise	8,056	5,901	22,593	16,705
Other (1)	62	46	172	138
Total International	$10,609	$8,267	$30,019	$23,577
Year-over-year Percentage Growth:
North America
Media	9%	8%	10%	7%
Electronics and other general merchandise	29	35	31	32
Other	53	18	51	19
Total North America	26	28	27	26
International
Media	7%	(8)%	8%	(11)%
Electronics and other general merchandise	36	14	35	9
Other	37	10	24	(4)
Total International	28	7	27	3
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	9%	9%	10%	7%
Electronics and other general merchandise	29	35	31	33
Other	53	18	51	18
Total North America	26	29	27	26
International
Media	7%	6%	7%	4%
Electronics and other general merchandise	36	32	35	28
Other	43	26	27	11
Total International	28	24	27	20
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Expenses:
Cost of sales	$21,260	$16,755	$59,306	$47,310
Fulfillment	4,335	3,230	11,900	8,865
Marketing	1,738	1,264	4,720	3,496
Technology and content	4,135	3,197	11,541	8,971
General and administrative	639	463	1,715	1,357
Other operating expense, net	32	43	133	136
Total operating expenses	$32,139	$24,952	$89,315	$70,135
Year-over-year Percentage Growth:
Cost of sales	27%	15%	25%	12%
Fulfillment	34	22	34	21
Marketing	37	27	35	25
Technology and content	29	32	29	35
General and administrative	38	14	26	22
Other operating expense, net	(25)	38	(2)	44
Percent of Net Sales:
Cost of sales	65.0%	66.1%	64.3%	66.4%
Fulfillment	13.3	12.7	12.9	12.4
Marketing	5.3	5.0	5.1	4.9
Technology and content	12.6	12.6	12.5	12.6
General and administrative	2.0	1.8	1.9	1.9
Other operating expense, net	0.1	0.2	0.1	—
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
The increase in cost of sales in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
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
The increase in fulfillment costs in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
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
The increase in marketing costs in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels and television advertising, as well as payroll and related expenses.
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
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with expanding our products and services, and an increase in spending on technology infrastructure principally allocated to our AWS segment.
Technology infrastructure expenses consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q3 2016, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2015 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
The increase in payroll and related costs is primarily due to the expansion of existing product categories and service offerings, including AWS, and initiatives to introduce new product and service offerings.
During Q3 2016 and Q3 2015, we capitalized $118 million (including $21 million of stock-based compensation) and $157 million (including $30 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2016 and 2015, we capitalized $399 million (including $72 million of stock-based compensation) and $494 million (including $88 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $160 million and $159 million for Q3 2016 and Q3 2015, and $481 million and $468 million for the nine months ended September 30, 2016 and 2015.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2016 and for the nine months ended September 30, 2016, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses.
Other Operating Expense, Net
Other operating expense, net was $32 million and $43 million for Q3 2016 and Q3 2015, and $133 million and $136 million for the nine months ended September 30, 2016 and 2015, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $26 million and $13 million during Q3 2016 and Q3 2015, and $71 million and $37 million for the nine months ended September 30, 2016 and 2015. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $118 million and $116 million during Q3 2016 and Q3 2015, and $351 million and $344 million for the nine months ended September 30, 2016 and 2015. The increase is primarily due to increases in our long-term debt and capital and finance lease arrangements.
Other Income (Expense), Net
Other income (expense), net was $8 million and $(56) million during Q3 2016 and Q3 2015, and $75 million and $(187) million for the nine months ended September 30, 2016 and 2015. The primary component of other income (expense), net is related to foreign currency and equity warrant gains (losses).
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
For 2016, our effective tax rate will be favorably affected by the impact of the U.S. federal research and development credit, an increase in the amount of pre-tax income relative to income tax expense, an increase in amortization deductions for which we will realize a tax benefit, and a decline in the proportion of nondeductible expenses and losses for which we may not realize a related tax benefit. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. Our effective tax rate will also be adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the nine months ended September 30, 2016 was $1.0 billion, which included $50 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the nine months ended September 30, 2015 was $498 million, which included $37 million of discrete tax expense primarily attributed to acquisition integrations.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(10) million and $(7) million during Q3 2016 and Q3 2015, and $(92) million and $(18) million for the nine months ended September 30, 2016 and 2015. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during the periods.

Effect of Foreign Exchange Rates
The effect on our net sales, operating expenses, and operating income from changes in foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported	At Prior Year Rates (1)	Exchange Rate Effect (2)	As Reported
Net sales	$32,662	$52	$32,714	$26,673	$(1,315)	$25,358	$92,238	$8	$92,246	$75,254	$(3,995)	$71,259
Operating expenses	32,095	44	32,139	26,292	(1,340)	24,952	89,411	(96)	89,315	74,126	(3,991)	70,135
Operating income	567	8	575	381	25	406	2,828	103	2,931	1,128	(4)	1,124
___________________

(1)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

(2)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2015 (in millions):

	Twelve Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$14,603	$9,823
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(4,424)
Free cash flow	$8,563	$5,399

Net cash provided by (used in) investing activities	$(7,552)	$(7,065)
Net cash provided by (used in) financing activities	$(4,345)	$3,136

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2015 (in millions):

	Twelve Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$14,603	$9,823
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(4,424)
Principal repayments of capital lease obligations	(3,579)	(2,144)
Principal repayments of finance lease obligations	(131)	(163)
Free cash flow less lease principal repayments	$4,853	$3,092

Net cash provided by (used in) investing activities	$(7,552)	$(7,065)
Net cash provided by (used in) financing activities	$(4,345)	$3,136
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2015 (in millions):

	Twelve Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$14,603	$9,823
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(4,424)
Property and equipment acquired under capital leases	(4,998)	(4,599)
Principal repayments of finance lease obligations	(131)	(163)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$3,434	$637

Net cash provided by (used in) investing activities	$(7,552)	$(7,065)
Net cash provided by (used in) financing activities	$(4,345)	$3,136
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

Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our net sales, operating expenses, and operating income is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year periods.
Guidance
We provided guidance on October 27, 2016, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 27, 2016, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2016 Guidance

•
Net sales are expected to be between $42.0 billion and $45.5 billion, or to grow between 17% and 27% compared with fourth quarter 2015. This guidance anticipates approximately 60 basis points of favorable impact from foreign exchange rates.

•	Operating income is expected to be between $0 and $1.25 billion, compared with $1.1 billion in fourth quarter 2015.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q3 2016, net sales from our International segment accounted for 32% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment revenues in Q3 2016 increased by $54 million in comparison with Q3 2015.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2016, of $5.9 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $295 million, $590 million, and $1.2 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2016, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $235 million, $500 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of September 30, 2016, our recorded basis in equity investments was $450 million. These investments primarily relate to equity warrants and other investments in public and private companies. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We recently determined that, between January 2012 and September 2016, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $13,000 for Iranian embassies and a diplomatic organization located in countries other than Iran; consumer products valued at approximately $18,100 for individuals who may have been acting for Iranian embassies and a diplomatic organization located in countries other than Iran; consumer products valued at approximately $115 for two entities owned or controlled by the Iranian government; consumer products valued at approximately $11,600 for individuals who may have been acting for two entities owned or controlled by the Iranian government; consumer products valued at approximately $500 for one entity designated under Executive Order 13224; and consumer products valued at approximately $13,600 for individuals who may have been acting for seven entities designated under Executive Order 13382 or Executive Order 13224, of which four entities are owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, health and beauty, jewelry, office, toys, consumer electronics, software, lawn and patio, and automotive products. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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
Dated: October 27, 2016

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.