Form 10-K
period 2016-12-31
AMAZON COM INC
filed 2017-02-10
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016	$280,129,378,534
Number of shares of common stock outstanding as of January 25, 2017	477,170,618
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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
Consumers
We serve consumers through our retail websites and focus on selection, price, and convenience. We design our websites to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our websites directly and through our mobile websites and apps. We also manufacture and sell electronic devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo, and we develop and produce media content. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, an annual membership program that includes unlimited free shipping on tens of millions of items, access to unlimited instant streaming of thousands of movies and TV episodes, and other benefits.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment and delivery networks that we operate; co-sourced and outsourced arrangements in certain countries; and digital delivery. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
Sellers
We offer programs that enable sellers to grow their businesses, sell their products on our websites and their own branded websites, and fulfill orders through us. We are not the seller of record in these transactions. We earn fixed fees, a percentage of sales, per-unit activity fees, interest, or some combination thereof, for our seller programs.
Developers and Enterprises
We serve developers and enterprises of all sizes, including start-ups, government agencies, and academic institutions, through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings.

Content Creators
We serve authors and independent publishers with Kindle Direct Publishing, an online service that lets independent authors and publishers choose a 70% royalty option and make their books available in the Kindle Store, along with Amazon’s own publishing arm, Amazon Publishing. We also offer programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 33%, 33%, and 32% of our annual revenue during the fourth quarter of 2014, 2015, and 2016.
Employees
We employed approximately 341,400 full-time and part-time employees as of December 31, 2016. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 25, 2017:
Executive Officers of the Registrant

Name	Age	Position
Jeffrey P. Bezos	53	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	47	Senior Vice President, Business Development
Andrew R. Jassy	49	CEO Amazon Web Services
Brian T. Olsavsky	53	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	52	Vice President, Worldwide Controller, and Principal Accounting Officer
Jeffrey A. Wilke	50	CEO Worldwide Consumer
David A. Zapolsky	53	Senior Vice President, General Counsel, and Secretary
Jeffrey P. Bezos. Mr. Bezos has been Chairman of the Board of Amazon.com since founding it in 1994 and Chief Executive Officer since May 1996. Mr. Bezos served as President of the Company from founding until June 1999 and again from October 2000 to the present.
Jeffrey M. Blackburn. Mr. Blackburn has served as Senior Vice President, Business Development, since April 2006.
Andrew R. Jassy. Mr. Jassy has served as CEO Amazon Web Services since April 2016, and Senior Vice President, Amazon Web Services, from April 2006 until April 2016.
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
Shelley L. Reynolds. Ms. Reynolds has served as Vice President, Worldwide Controller, and Principal Accounting Officer since April 2007.
Jeffrey A. Wilke. Mr. Wilke has served as CEO Worldwide Consumer since April 2016, Senior Vice President, Consumer Business, from February 2012 until April 2016, and as Senior Vice President, North America Retail, from January 2007 until February 2012.
David A. Zapolsky. Mr. Zapolsky has served as Senior Vice President, General Counsel, and Secretary since May 2014, Vice President, General Counsel, and Secretary from September 2012 to May 2014, and as Vice President and Associate General Counsel for Litigation and Regulatory matters from April 2002 until September 2012.
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	53	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	76	Managing Director, Madrona Venture Group
John Seely Brown	76	Visiting Scholar and Advisor to the Provost, University of Southern California
William B. Gordon	66	Partner, Kleiner Perkins Caufield & Byers
Jamie S. Gorelick	66	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	58	Dean and Vice Provost, Cornell Tech at Cornell University
Judith A. McGrath	64	President, Astronauts Wanted * No experience necessary
Jonathan J. Rubinstein	60	Co-CEO, Bridgewater Associates, LP
Thomas O. Ryder	72	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	60	President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	57	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.
We Face Intense Competition
Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, digital content and electronic devices, and web and infrastructure computing services. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition, particularly with our newly-launched products and services and in our newer geographic regions. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.
Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.
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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in China in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold an indirect minority interest in an entity that is a third-party seller on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.
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
We Have Foreign Exchange Risk
The results of operations of, and certain of our intercompany balances associated with, our international websites and product and service offerings are exposed to foreign exchange rate fluctuations. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. We also hold cash equivalents and/or marketable securities in foreign currencies including British Pounds, Euros, and Japanese Yen. If the U.S. Dollar strengthens compared to these currencies, cash equivalents, and marketable securities balances, when translated, may be materially less than expected and vice versa.
The Loss of Key Senior Management Personnel Could Negatively Affect Our Business
We depend on our senior management and other key personnel, particularly Jeffrey P. Bezos, our President, CEO, and Chairman. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.
We Could Be Harmed by Data Loss or Other Security Breaches
As a result of our services being web-based and the fact that we process, store, and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Some subsidiaries had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, the characteristics and quality of products and services, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for, or availability of, our products and services and increase our cost of doing business.
We Could Be Subject to Additional Sales Tax or Other Indirect Tax Liabilities
An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially. In the U.S., Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes (although some states are seeking to have the Supreme Court revisit these decisions). We support a federal law that would allow states to require sales tax collection by remote sellers under a nationwide system.
We are also subject to U.S. (federal and state) and foreign laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.
We Could Be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
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
We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce services that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
We Are Subject to Payments-Related Risks
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain Amazon-branded payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also offer co-

branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
As of December 31, 2016, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	8,454	3,693	North America
Office space	7,314	—	International
Fulfillment, data centers, and other	97,215	2,237	North America
Fulfillment, data centers, and other	59,175	1,257	International
Total	172,158	7,187
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	93,716	586
International	57,243	218
AWS	5,431	2,690
Total	156,390	3,494
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

	High	Low
Year ended December 31, 2015
First Quarter	$389.37	$285.25
Second Quarter	452.65	368.34
Third Quarter	580.57	425.57
Fourth Quarter	696.44	506.00
Year ended December 31, 2016
First Quarter	$657.72	$474.00
Second Quarter	731.50	585.25
Third Quarter	839.95	716.54
Fourth Quarter	847.21	710.10
Holders
As of January 25, 2017, there were 2,448 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in millions, except per share data)
Statements of Operations:
Net sales	$61,093	$74,452	$88,988	$107,006	$135,987
Operating income	$676	$745	$178	$2,233	$4,186
Net income (loss)	$(39)	$274	$(241)	$596	$2,371
Basic earnings per share (1)	$(0.09)	$0.60	$(0.52)	$1.28	$5.01
Diluted earnings per share (1)	$(0.09)	$0.59	$(0.52)	$1.25	$4.90
Weighted-average shares used in computation of earnings per share:
Basic	453	457	462	467	474
Diluted	453	465	462	477	484
Statements of Cash Flows:
Net cash provided by (used in) operating activities	$4,180	$5,475	$6,842	$11,920	$16,443

	December 31,
	2012	2013	2014	2015	2016
	(in millions)
Balance Sheets:
Total assets	$32,555	$40,159	$54,505	$64,747	$83,402
Total long-term obligations	$5,361	$7,433	$15,675	$17,476	$20,301
 ___________________

(1)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered on our consumer-facing websites primarily include merchandise and content we have purchased for resale from vendors and those offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by third-party sellers as service sales. We also offer other services such as compute, storage, and database offerings, fulfillment, publishing, certain digital content subscriptions, advertising, and co-branded credit cards.
Our financial focus is on long-term, sustainable growth in free cash flows1. Free cash flows are driven primarily by increasing operating income and efficiently managing working capital2 and cash capital expenditures, including our decision to purchase or lease property and equipment. Increases in operating income primarily result from increases in sales of products and services and efficiently managing our operating costs, partially offset by investments we make in longer-term strategic initiatives. To increase sales of products and services, we focus on improving all aspects of the customer experience, including lowering prices, improving availability, offering faster delivery and performance times, increasing selection, increasing product categories and service offerings, expanding product information, improving ease of use, improving reliability, and earning customer trust.
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our websites and web services, our electronic devices, and digital offerings; and to build and optimize our fulfillment centers. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

_______________________

(1)	See “Results of Operations—Non-GAAP Financial Measures” below for additional information on our non-GAAP free cash flows financial measures.

(2)	Working capital consists of accounts receivable, inventory, and accounts payable.

Because of our model we are able to turn our inventory quickly and have a cash-generating operating cycle3. On average, our high inventory velocity means we generally collect from consumers before our payments to suppliers come due. We expect variability in inventory turnover over time since it is affected by numerous factors, including our product mix, the mix of sales by us and by third-party sellers, our continuing focus on in-stock inventory availability and selection of product offerings, our investment in new geographies and product lines, and the extent to which we choose to utilize third-party fulfillment providers. We also expect some variability in accounts payable days over time since they are affected by several factors, including the mix of product sales, the mix of sales by third-party sellers, the mix of suppliers, seasonality, and changes in payment terms over time, including the effect of balancing pricing and timing of payment terms with suppliers.
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
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 490 million and 497 million as of December 31, 2015 and 2016.
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
In addition, the remeasurement of our intercompany balances can result in significant gains and losses associated with the effect of movements in foreign currency exchange rates. Currency volatilities may continue, which may significantly impact (either positively or negatively) our reported results and consolidated trends and comparisons.
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2016, we would have recorded an additional cost of sales of approximately $130 million.
In addition, we enter into supplier commitments for certain electronic device components. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., the European Union and its member states, and a number of other countries are actively pursuing changes in this regard.
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
Liquidity and Capital Resources
Cash flow information is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Cash provided by (used in):
Operating activities	$6,842	$11,920	$16,443
Investing activities	(5,065)	(6,450)	(9,876)
Financing activities	4,432	(3,763)	(2,911)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $17.4 billion, $19.8 billion, and $26.0 billion as of December 31, 2014, 2015, and 2016. Amounts held in foreign currencies were $5.4 billion, $7.3 billion, and $9.1 billion, as of December 31, 2014, 2015, and 2016, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $6.8 billion, $11.9 billion, and $16.4 billion in 2014, 2015, and 2016. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2015, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation, and changes in working capital. The increase in operating cash flow in 2016, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(5.1) billion, $(6.5) billion, and $(9.9) billion in 2014, 2015, and 2016, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $4.9 billion, $4.6 billion, and $6.7 billion in 2014, 2015, and 2016, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS), during all three periods. Capital expenditures included $537 million, $528 million, and $417 million for internal-use software and website development in 2014, 2015, and 2016. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2014, 2015, and 2016, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $979 million, $795 million, and $116 million.
Cash provided by (used in) financing activities was $4.4 billion, $(3.8) billion, and $(2.9) billion in 2014, 2015, and 2016. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.9 billion, $4.2 billion, and $4.4 billion in 2014, 2015, and 2016. The increase in 2015 primarily reflects additional repayments on capital leases as well as a $750 million repayment on our unsecured senior notes. Property and equipment acquired under capital leases were $4.0 billion, $4.7 billion, and $5.7 billion in 2014, 2015, and 2016, with the increase reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other and tax benefits relating to excess stock-based compensation deductions. Proceeds from long-term debt and other were $6.4 billion, $353 million, and $621 million in 2014,

2015, and 2016. During 2014, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $6.0 billion of senior nonconvertible unsecured debt in five tranches maturing in 2019 through 2044. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional discussion of the notes. Tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $6 million, $119 million, and $829 million in 2014, 2015, and 2016.
We had no borrowings outstanding under our $3.0 billion unsecured revolving credit facility (the “Credit Agreement”) and $495 million of borrowings outstanding under our $500 million secured revolving credit facility (the “Credit Facility”) as of December 31, 2016. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional information.
In 2014, 2015, and 2016, we recorded net tax provisions of $167 million, $950 million, and $1.4 billion. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. As of December 31, 2016, cash, cash equivalents, and marketable securities held by foreign subsidiaries was $8.6 billion, which included undistributed earnings of foreign subsidiaries indefinitely invested outside of the U.S. of $2.8 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid (net of refunds) were $177 million, $273 million, and $412 million for 2014, 2015, and 2016. As of December 31, 2016, our federal net operating loss carryforward was approximately $76 million and we had approximately $608 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits, we expect cash paid for taxes to significantly increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2015 and 2016, restricted cash, cash equivalents, and marketable securities were $285 million and $600 million. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 7—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $8.5 billion as of December 31, 2016. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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
We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as borrowing available under our credit agreements, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months, which includes the maturation of $1.0 billion of our unsecured senior notes. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain capital, finance, and operating lease arrangements, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, capital infrastructure, and technologies, which might affect our liquidity requirements or cause us to secure additional financing, or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. In the first quarter of 2016, we began allocating stock-based compensation and “Other operating expense, net” to our segment results, and we conformed prior period segment results to the current presentation. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales represent third-party seller fees earned (including commissions) and related shipping fees, AWS sales, certain digital content subscriptions, certain advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and service sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Net Sales:
North America	$50,834	$63,708	$79,785
International	33,510	35,418	43,983
AWS	4,644	7,880	12,219
Total consolidated	$88,988	$107,006	$135,987
Year-over-year Percentage Growth:
North America	23%	25%	25%
International	12	6	24
AWS	49	70	55
Total consolidated	20	20	27
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	23%	26%	25%
International	14	21	26
AWS	49	70	55
Total consolidated	20	26	28
Net Sales Mix:
North America	57%	60%	59%
International	38	33	32
AWS	5	7	9
Total consolidated	100%	100%	100%
Sales increased 20%, 20%, and 27% in 2014, 2015, and 2016, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(636) million, $(5.2) billion, and $(550) million for 2014, 2015, and 2016. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 23%, 25%, and 25% in 2014, 2015, and 2016, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
International sales increased 12%, 6%, and 24% in 2014, 2015, and 2016, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by marketplace sellers. Changes in foreign currency exchange rates impacted International net sales by $(580) million, $(5.0) billion, and $(489) million in 2014, 2015, and 2016. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, sales in faster growing categories such as electronics and other general merchandise, increased in-stock inventory availability, and increased selection of product offerings.
AWS sales increased 49%, 70%, and 55% in 2014, 2015, and 2016, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Operating Income (Loss):
North America	$360	$1,425	$2,361
International	(640)	(699)	(1,283)
AWS	458	1,507	3,108
Total consolidated	$178	$2,233	$4,186
Operating income was $178 million, $2.2 billion, and $4.2 billion for 2014, 2015, and 2016. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by marketplace sellers, partially offset by increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts. Changes in foreign exchange rates impacted operating income by $0 million, $30 million, and $27 million for 2014, 2015, and 2016.
The increase in International operating loss in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment capacity and spending on technology infrastructure and marketing efforts, partially offset by increased unit sales, including sales by marketplace sellers. Changes in foreign exchange rates impacted operating income (loss) by $(27) million, $(278) million, and $89 million for 2014, 2015, and 2016.
The increase in AWS operating income in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $41 million, $264 million, and $(5) million for 2014, 2015, and 2016.

Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$4,486	$6,520	$8,976
Shipping costs (4)	(8,709)	(11,539)	(16,167)
Net shipping cost	$(4,223)	$(5,019)	$(7,191)
Year-over-year Percentage Growth:
Shipping revenue	45%	45%	38%
Shipping costs	31	32	40
Net shipping cost	19	19	43
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery centers and transportation costs.
We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, our product mix shifts to the electronics and other general merchandise category, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.

Supplemental information about products and services for our North America and International segments is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Net Sales:
North America
Media	$11,567	$12,483	$13,580
Electronics and other general merchandise	38,517	50,401	64,887
Other (1)	750	824	1,318
Total North America	$50,834	$63,708	$79,785
International
Media	$10,938	$10,026	$10,631
Electronics and other general merchandise	22,369	25,196	33,107
Other (1)	203	196	245
Total International	$33,510	$35,418	$43,983
Year-over-year Percentage Growth:
North America
Media	7%	8%	9%
Electronics and other general merchandise	28	31	29
Other	22	10	60
Total North America	23	25	25
International
Media	—%	(8)%	6%
Electronics and other general merchandise	19	13	31
Other	(3)	(3)	25
Total International	12	6	24
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America
Media	7%	8%	9%
Electronics and other general merchandise	29	31	29
Other	22	10	60
Total North America	23	26	25
International
Media	2%	4%	7%
Electronics and other general merchandise	21	29	33
Other	(3)	10	30
Total International	14	21	26
_____________________________

(1)	Includes sales from non-retail activities, such as certain advertising services and our co-branded credit card agreements.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Operating Expenses:
Cost of sales	$62,752	$71,651	$88,265
Fulfillment	10,766	13,410	17,619
Marketing	4,332	5,254	7,233
Technology and content	9,275	12,540	16,085
General and administrative	1,552	1,747	2,432
Other operating expense, net	133	171	167
Total operating expenses	$88,810	$104,773	$131,801
Year-over-year Percentage Growth:
Cost of sales	16%	14%	23%
Fulfillment	25	25	31
Marketing	38	21	38
Technology and content	41	35	28
General and administrative	37	13	39
Other operating expense, net	16	28	(2)
Percent of Net Sales:
Cost of sales	70.5%	67.0%	64.9%
Fulfillment	12.1	12.5	13.0
Marketing	4.9	4.9	5.3
Technology and content	10.4	11.7	11.8
General and administrative	1.7	1.6	1.8
Other operating expense, net	0.2	0.2	0.1
In 2014, we recorded charges estimated at $170 million primarily related to Fire phone inventory valuation and supplier commitment costs, the majority of which was included in our North America segment.
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
The increase in cost of sales in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
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
The increase in fulfillment costs in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased physical and digital product and service sales volume, inventory levels, and sales mix; costs from expanding fulfillment capacity; and payment processing and related transaction costs.
We seek to expand our fulfillment capacity to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Marketing
We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, social and online advertising, television advertising, and other initiatives. Our marketing expenses are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing expense.
The increase in marketing costs in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased spending on online marketing channels and television advertising, as well as payroll and related expenses.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and development of new and existing products and services, as well as AWS and other technology infrastructure costs. Content costs consist principally of payroll and related expenses for employees involved in category expansion, editorial content, buying, and merchandising selection.
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with expanding our products and services, and an increase in spending on technology infrastructure principally allocated to our AWS segment.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. In 2014, 2015, and 2016, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year periods. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage.
The increase in payroll and related costs is primarily due to the expansion of existing product categories and service offerings, including AWS, and initiatives to introduce new product and service offerings.
For 2014, 2015, and 2016, we capitalized $641 million (including $104 million of stock-based compensation), $642 million (including $114 million of stock-based compensation), and $511 million (including $94 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $559 million, $635 million, and $634 million for 2014, 2015, and 2016.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2014, 2015, and 2016, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.

Other Operating Expense, Net
Other operating expense, net was $133 million, $171 million, and $167 million during 2014, 2015, and 2016, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $39 million, $50 million, and $100 million during 2014, 2015, and 2016. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $210 million, $459 million, and $484 million in 2014, 2015, and 2016. The increase is primarily due to increases in our long-term debt and capital and finance lease arrangements.
Our long-term debt was $8.2 billion and $7.7 billion as of December 31, 2015 and 2016. Our other long-term liabilities were $9.2 billion and $12.6 billion as of December 31, 2015 and 2016. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt and Note 6—Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(118) million, $(256) million, and $90 million during 2014, 2015, and 2016. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation gains (losses).
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
We recorded a provision for income taxes of $167 million, $950 million, and $1.4 billion in 2014, 2015, and 2016. Our provision for income taxes in 2015 was higher than in 2014 primarily due to an increase in U.S. pre-tax income and increased losses in certain foreign subsidiaries for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We also generated income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our provision for income taxes in 2016 was higher than in 2015 primarily due to an increase in U.S. pre-tax income, partially offset by an increase in the proportion of foreign losses for which we may realize a tax benefit, an increase in tax amortization deductions, and a decline in the proportion of nondeductible expenses. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We generated income and losses in lower tax jurisdictions primarily related to our European operations.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019 and made permanent the U.S. federal research and development credit. As of December 31, 2016, our federal net operating loss carryforward was approximately $76 million and we had approximately $608 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit.
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Income Taxes” for additional information.

Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $37 million, $(22) million, and $(96) million in 2014, 2015, and 2016. The primary component of this activity during 2014 was our share of a gain recorded by LivingSocial related to the sale of its Korean operations. This gain was partially offset by operating losses incurred by LivingSocial during the period. The primary components of this activity during 2015 and 2016 were our equity-method investment losses during the periods and impairments recorded in 2016.
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
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2015, and 2016 (in millions):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by (used in) operating activities	$6,842	$11,920	$16,443
Purchases of property and equipment, including internal-use software and website development, net	(4,893)	(4,589)	(6,737)
Free cash flow	$1,949	$7,331	$9,706

Net cash provided by (used in) investing activities	$(5,065)	$(6,450)	$(9,876)
Net cash provided by (used in) financing activities	$4,432	$(3,763)	$(2,911)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2015, and 2016 (in millions):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by (used in) operating activities	$6,842	$11,920	$16,443
Purchases of property and equipment, including internal-use software and website development, net	(4,893)	(4,589)	(6,737)
Principal repayments of capital lease obligations	(1,285)	(2,462)	(3,860)
Principal repayments of finance lease obligations	(135)	(121)	(147)
Free cash flow less lease principal repayments	$529	$4,748	$5,699

Net cash provided by (used in) investing activities	$(5,065)	$(6,450)	$(9,876)
Net cash provided by (used in) financing activities	$4,432	$(3,763)	$(2,911)

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2014, 2015, and 2016 (in millions):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by (used in) operating activities	$6,842	$11,920	$16,443
Purchases of property and equipment, including internal-use software and website development, net	(4,893)	(4,589)	(6,737)
Property and equipment acquired under capital leases	(4,008)	(4,717)	(5,704)
Principal repayments of finance lease obligations	(135)	(121)	(147)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$(2,194)	$2,493	$3,855

Net cash provided by (used in) investing activities	$(5,065)	$(6,450)	$(9,876)
Net cash provided by (used in) financing activities	$4,432	$(3,763)	$(2,911)
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
Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our net sales, operating expenses, and operating income is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year periods. The effect on our net sales, operating expenses, and operating income is as follows (in millions):

	Year Ended December 31, 2014			Year Ended December 31, 2015			Year Ended December 31, 2016
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$88,988	$636	$89,624	$107,006	$5,167	$112,173	$135,987	$550	$136,537
Operating expenses	88,810	656	89,466	104,773	5,183	109,956	131,801	660	132,461
Operating income (loss)	178	(20)	158	2,233	(16)	2,217	4,186	(110)	4,076
___________________

(1)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2016 (in millions, except percentages):

	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value as of December 31, 2016
Money market funds	$11,940	$—	$—	$—	$—	$—	$11,940	$11,940
Weighted-average interest rate	0.21%					—%	0.21%
Corporate debt securities	1,300	577	156	28	30	—	2,091	2,104
Weighted-average interest rate	1.27%	1.58%	1.26%	0.60%	2.24%	—%	1.36%
U.S. government and agency securities	3,545	1,136	88	28	10	—	4,807	4,816
Weighted-average interest rate	0.71%	1.20%	1.67%	1.99%	2.28%	—%	0.85%
Asset backed securities	217	84	40	10	—	—	351	353
Weighted-average interest rate	1.41%	1.52%	1.78%	2.38%		—%	1.51%
Foreign government and agency securities	163	129	39	2	1	—	334	337
Weighted-average interest rate	1.10%	0.94%	(0.45)%	(0.01)%	0.79%	—%	0.85%
Other securities	59	15	11	4	7	—	96	97
Weighted-average interest rate	1.33%	1.67%	1.90%	2.07%	2.33%	—%	1.56%
	$17,224	$1,941	$334	$72	$48	$—	$19,619
Cash equivalent and marketable fixed income securities								$19,647
As of December 31, 2016, we had $8.8 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

1.20% Notes due on November 29, 2017	$1,000
2.60% Notes due on December 5, 2019	$1,000
3.30% Notes due on December 5, 2021	$1,000
2.50% Notes due on November 29, 2022	$1,250
3.80% Notes due on December 5, 2024	$1,250
4.80% Notes due on December 5, 2034	$1,250
4.95% Notes due on December 5, 2044	$1,500

Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $9.3 billion as of December 31, 2016.
Foreign Exchange Risk
During 2016, net sales from our International segment accounted for 32% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates during 2016, International segment net sales decreased by $489 million in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2016, of $9.1 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $455 million, $915 million, and $1.8 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2016, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $225 million, $476 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of December 31, 2016, our recorded value in equity and equity warrant investments in public and private companies was $467 million. We record our equity and equity warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $242 million of our investments as of December 31, 2016. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
February 9, 2017

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2015	2016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,658	$14,557	$15,890
OPERATING ACTIVITIES:
Net income (loss)	(241)	596	2,371
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	4,746	6,281	8,116
Stock-based compensation	1,497	2,119	2,975
Other operating expense, net	129	155	160
Other expense (income), net	59	250	(20)
Deferred income taxes	(316)	81	(246)
Excess tax benefits from stock-based compensation	(6)	(119)	(829)
Changes in operating assets and liabilities:
Inventories	(1,193)	(2,187)	(1,426)
Accounts receivable, net and other	(1,039)	(1,755)	(3,367)
Accounts payable	1,759	4,294	5,030
Accrued expenses and other	706	913	1,724
Additions to unearned revenue	4,433	7,401	11,931
Amortization of previously unearned revenue	(3,692)	(6,109)	(9,976)
Net cash provided by (used in) operating activities	6,842	11,920	16,443
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(4,893)	(4,589)	(6,737)
Acquisitions, net of cash acquired, and other	(979)	(795)	(116)
Sales and maturities of marketable securities	3,349	3,025	4,733
Purchases of marketable securities	(2,542)	(4,091)	(7,756)
Net cash provided by (used in) investing activities	(5,065)	(6,450)	(9,876)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	6	119	829
Proceeds from long-term debt and other	6,359	353	621
Repayments of long-term debt and other	(513)	(1,652)	(354)
Principal repayments of capital lease obligations	(1,285)	(2,462)	(3,860)
Principal repayments of finance lease obligations	(135)	(121)	(147)
Net cash provided by (used in) financing activities	4,432	(3,763)	(2,911)
Foreign currency effect on cash and cash equivalents	(310)	(374)	(212)
Net increase (decrease) in cash and cash equivalents	5,899	1,333	3,444
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,557	$15,890	$19,334
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$91	$325	$290
Cash paid for interest on capital and finance lease obligations	86	153	206
Cash paid for income taxes, net of refunds	177	273	412
Property and equipment acquired under capital leases	4,008	4,717	5,704
Property and equipment acquired under build-to-suit leases	920	544	1,209
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2015	2016
Net product sales	$70,080	$79,268	$94,665
Net service sales	18,908	27,738	41,322
Total net sales	88,988	107,006	135,987
Operating expenses:
Cost of sales	62,752	71,651	88,265
Fulfillment	10,766	13,410	17,619
Marketing	4,332	5,254	7,233
Technology and content	9,275	12,540	16,085
General and administrative	1,552	1,747	2,432
Other operating expense, net	133	171	167
Total operating expenses	88,810	104,773	131,801
Operating income	178	2,233	4,186
Interest income	39	50	100
Interest expense	(210)	(459)	(484)
Other income (expense), net	(118)	(256)	90
Total non-operating income (expense)	(289)	(665)	(294)
Income (loss) before income taxes	(111)	1,568	3,892
Provision for income taxes	(167)	(950)	(1,425)
Equity-method investment activity, net of tax	37	(22)	(96)
Net income (loss)	$(241)	$596	$2,371
Basic earnings per share	$(0.52)	$1.28	$5.01
Diluted earnings per share	$(0.52)	$1.25	$4.90
Weighted-average shares used in computation of earnings per share:
Basic	462	467	474
Diluted	462	477	484
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2014	2015	2016
Net income (loss)	$(241)	$596	$2,371
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(3), $10, and $(49)	(325)	(210)	(279)
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $1, $(5), and $(12)	2	(7)	9
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $0, and $0	(3)	5	8
Net unrealized gains (losses) on available-for-sale securities	(1)	(2)	17
Total other comprehensive income (loss)	(326)	(212)	(262)
Comprehensive income (loss)	$(567)	$384	$2,109
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$19,334
Marketable securities	3,918	6,647
Inventories	10,243	11,461
Accounts receivable, net and other	5,654	8,339
Total current assets	35,705	45,781
Property and equipment, net	21,838	29,114
Goodwill	3,759	3,784
Other assets	3,445	4,723
Total assets	$64,747	$83,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,397	$25,309
Accrued expenses and other	10,372	13,739
Unearned revenue	3,118	4,768
Total current liabilities	33,887	43,816
Long-term debt	8,227	7,694
Other long-term liabilities	9,249	12,607
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 494 and 500
Outstanding shares — 471 and 477	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	13,394	17,186
Accumulated other comprehensive loss	(723)	(985)
Retained earnings	2,545	4,916
Total stockholders’ equity	13,384	19,285
Total liabilities and stockholders’ equity	$64,747	$83,402
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2014	459	$5	$(1,837)	$9,573	$(185)	$2,190	$9,746
Net loss	—	—	—	—	—	(241)	(241)
Other comprehensive income (loss)	—	—	—	—	(326)	—	(326)
Exercise of common stock options	6	—	—	2	—	—	2
Excess tax benefits from stock-based compensation	—	—	—	6	—	—	6
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	1,510	—	—	1,510
Issuance of common stock for acquisition activity	—	—	—	44	—	—	44
Balance as of December 31, 2014	465	5	(1,837)	11,135	(511)	1,949	10,741
Net income	—	—	—	—	—	596	596
Other comprehensive income (loss)	—	—	—	—	(212)	—	(212)
Exercise of common stock options	6	—	—	4	—	—	4
Excess tax benefits from stock-based compensation	—	—	—	119	—	—	119
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,131	—	—	2,131
Issuance of common stock for acquisition activity	—	—	—	5	—	—	5
Balance as of December 31, 2015	471	5	(1,837)	13,394	(723)	2,545	13,384
Net income	—	—	—	—	—	2,371	2,371
Other comprehensive income (loss)	—	—	—	—	(262)	—	(262)
Exercise of common stock options	6	—	—	1	—	—	1
Excess tax benefits from stock-based compensation	—	—	—	829	—	—	829
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,962	—	—	2,962
Balance as of December 31, 2016	477	$5	$(1,837)	$17,186	$(985)	$4,916	$19,285
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
We have organized our operations into three segments: North America, International, and AWS. See “Note 11—Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the allocation of stock-based compensation and “Other operating expense, net” to segment results within “Note 11 — Segment Information.” These revised segment results reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations. In Q1 2016, current deferred tax assets and current deferred tax liabilities were reclassified as non-current, and capitalized debt issuance costs were reclassified from “Other assets” to “Long-term debt” as a result of the adoption of new accounting guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and China and that support our seller lending financing activities (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated.
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

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2014	2015	2016
Shares used in computation of basic earnings per share	462	467	474
Total dilutive effect of outstanding stock awards	—	10	10
Shares used in computation of diluted earnings per share	462	477	484

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
Sales of our digital devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo, are considered arrangements with multiple deliverables, consisting of the device, undelivered software upgrades and/or undelivered non-software services such as cloud services and free trial memberships to other services. The revenue allocated to the device, which is the substantial portion of the total sale price, and related costs are generally recognized upon delivery. Revenue related to undelivered software upgrades and/or undelivered non-software services is deferred and recognized generally on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices.
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
Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier or the customer. Amazon’s electronic devices sold through retailers are recognized at the point of sale to consumers.
Service sales represent third-party seller fees earned (including commissions) and related shipping fees, AWS sales, certain digital content subscriptions, certain advertising services, and our co-branded credit card agreements. Service sales, net of promotional discounts and return allowances, are recognized when service has been rendered.
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Allowance for returns was $147 million, $153 million, and $156 million as of December 31, 2014, 2015, and 2016. Additions to the allowance were $1.1 billion, $1.3 billion, and $1.5 billion, and deductions to the allowance were $1.1 billion, $1.3 billion, and $1.5 billion in 2014, 2015, and 2016. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”

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
Advertising and other promotional costs are expensed as incurred and were $3.3 billion, $3.8 billion, and $5.0 billion in 2014, 2015, and 2016. Prepaid advertising costs were not significant as of December 31, 2015 and 2016.
Technology and Content
Technology costs consist principally of research and development activities including payroll and related expenses for employees involved in application, production, maintenance, operation, and development of new and existing products and services, as well as AWS and other technology infrastructure costs.
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

Stock-Based Compensation
Compensation cost for all stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is estimated on the date of grant using the Black-Scholes model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee level, economic conditions, time remaining to vest, and historical forfeiture experience.
Other Operating Expense, Net
Other operating expense, net, consists primarily of marketing-related, contract-based, and customer-related intangible asset amortization expense, and expenses related to legal settlements.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency gains (losses) of $(127) million, $(266) million, and $21 million in 2014, 2015, and 2016, equity warrant valuation gains (losses) of $(5) million, $0 million, and $67 million in 2014, 2015, and 2016, and realized gains (losses) on marketable securities sales of $3 million, $(5) million, and $(8) million in 2014, 2015, and 2016.
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. were $2.8 billion as of December 31, 2016. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
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

For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2015 and 2016.
As part of entering into commercial agreements, we often obtain equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2015 and 2016, these warrants had a fair value of $16 million and $223 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $(5) million, $0 million, and $67 million in 2014, 2015, and 2016. These assets are primarily classified as Level 2 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.
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
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, sellers, and vendors. As of December 31, 2015 and 2016, customer receivables, net, were $2.3 billion and $3.9 billion, seller receivables, net, were $337 million and $661 million, and vendor receivables, net, were $1.8 billion and $2.0 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $190 million, $189 million, and $237 million as of December 31, 2014, 2015, and 2016. Additions to the allowance were $225 million, $289 million, and $451 million, and deductions to the allowance were $188 million, $290 million, and $403 million in 2014, 2015, and 2016. The allowance for loan losses related to our seller receivables was not material as of December 31, 2015 and 2016.
Internal-Use Software and Website Development
Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2014, 2015, and 2016, we capitalized $641 million (including $104 million of stock-based compensation), $642 million (including $114 million of stock-based compensation), and $511 million (including $94 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $559 million, $635 million, and $634 million for 2014, 2015, and 2016.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Property includes buildings and land that we own, along with property we have acquired under build-to-suit, finance, and capital lease arrangements. Equipment includes assets such as furniture and fixtures, heavy equipment, servers and networking equipment, and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, two years for assets such as internal-use software, three years for our servers, five years for networking equipment, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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
We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2016, and determined that goodwill is not impaired as the fair value of our reporting units substantially exceeded their book value. There were no triggering events identified from the date of our assessment through December 31, 2016 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”
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
Video and Music Content
We obtain video and music content to be made available to customers through licensing agreements that have a wide range of licensing provisions and generally have terms from one to seven years with fixed and variable payment schedules. When the license fee for a specific movie, television, or music title is determinable or reasonably estimable and the content is available for streaming, we recognize an asset representing the fee per title and a corresponding liability for the amounts owed. We relieve the liability as payments are made and we amortize the asset to “Cost of sales” on a straight-line basis or on an accelerated basis, based on estimated viewing patterns over each title’s contractual window of availability, which typically ranges from one to seven years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original content. The production costs of internally developed content are capitalized only if persuasive evidence exists that the production will generate revenue. Prior to 2015, because we had limited history to support the economic benefits of our content, we generally expensed such costs as incurred. In 2015, we began capitalizing a portion of production costs as we have developed more experience to support that future revenue will be earned. Capitalized internally developed costs are generally amortized to “Cost of sales” on an accelerated basis that follows the viewing pattern of customer streams in the first months after availability.
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2015 and 2016.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to unredeemed gift cards, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2015 and 2016, our liabilities for unredeemed gift cards was $2.0 billion and $2.4 billion. We reduce the liability for a gift card when redeemed by a customer. If a gift card is not redeemed, we recognize revenue when it expires or when the likelihood of its redemption becomes remote, generally two years from the date of issuance.
Unearned Revenue
Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and

AWS services. Included in “Other long-term liabilities” on our consolidated balance sheets was $244 million and $499 million of unearned revenue as of December 31, 2015 and 2016.
Foreign Currency
We have internationally-focused websites for Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Spain, and the United Kingdom. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these websites is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded losses of $98 million and $215 million in 2014 and 2015, and recorded a gain of $62 million in 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. As we evaluate the impact of this ASU, the more significant changes that we have identified relate to the timing of when we recognize revenue and the gross amount of revenue that we present. We expect timing changes to include Amazon-branded electronic devices sold through retailers, which will be recognized at the point of sale to the retailer rather than to end customers, and the unredeemed portion of our gift cards, which we will begin to recognize over the expected customer redemption period, which is substantially within nine months, rather than waiting until gift cards expire or when the likelihood of redemption becomes remote, generally two years from the date of issuance. In addition, we anticipate that certain advertising services will be classified as revenue rather than a reduction in cost of sales. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements. We plan to adopt this ASU beginning in Q1 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
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
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We will adopt this ASU in the first quarter of 2017 by recording the cumulative impact of applying this guidance to retained earnings, which we estimate will increase by approximately $700 million, and we will continue to estimate expected forfeitures.

The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. Based on our current stock price, we would expect this change to have a material impact to our provision for income taxes. As a measure of sensitivity, had we adopted this ASU at the beginning of 2016, our income tax expense would have decreased by approximately $750 million, which reflects the amount of excess tax benefits generated during the year ended December 31, 2016.
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.
Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2015 and 2016, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,201	$—	$—	$6,201
Level 1 securities:
Money market funds	8,025	—	—	8,025
Equity securities	4	11	—	15
Level 2 securities:
Foreign government and agency securities	49	—	—	49
U.S. government and agency securities	5,171	1	(5)	5,167
Corporate debt securities	479	—	(2)	477
Asset-backed securities	118	—	(1)	117
Other fixed income securities	42	—	—	42
	$20,089	$12	$(8)	$20,093
Less: Restricted cash, cash equivalents, and marketable securities (1)				(285)
Total cash, cash equivalents, and marketable securities				$19,808

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,883	$—	$—	$6,883
Level 1 securities:
Money market funds	11,940	—	—	11,940
Equity securities	20	31	—	51
Level 2 securities:
Foreign government and agency securities	337	—	—	337
U.S. government and agency securities	4,821	2	(7)	4,816
Corporate debt securities	2,105	1	(2)	2,104
Asset-backed securities	355	—	(2)	353
Other fixed income securities	97	—	—	97
	$26,558	$34	$(11)	$26,581
Less: Restricted cash, cash equivalents, and marketable securities (1)				(600)
Total cash, cash equivalents, and marketable securities				$25,981
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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2014	2015	2016
Realized gains	$8	$2	$3
Realized losses	5	7	11
The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of December 31, 2016 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$16,532	$16,531
Due after one year through five years	2,766	2,760
Due after five years through ten years	203	202
Due after ten years	155	154
Total	$19,656	$19,647
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 3—PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2015	2016
Gross property and equipment (1):
Land and buildings	$9,770	$13,998
Equipment and internal-use software (2)	18,417	25,989
Other corporate assets	334	649
Construction in progress	1,532	1,805
Gross property and equipment	30,053	42,441
Total accumulated depreciation (1)	8,215	13,327
Total property and equipment, net	$21,838	$29,114
 ___________________

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

(2)	Includes internal-use software of $1.4 billion as of December 31, 2015 and 2016.
Depreciation expense on property and equipment was $3.6 billion, $4.9 billion, and $6.4 billion which includes amortization of property and equipment acquired under capital leases of $1.5 billion, $2.7 billion, and $3.8 billion for 2014, 2015, and 2016. Gross assets recorded under capital leases were $12.0 billion and $17.0 billion as of December 31, 2015 and 2016. Accumulated depreciation associated with capital leases was $5.4 billion and $8.5 billion as of December 31, 2015 and 2016.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and finance leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term finance lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under finance leases were $2.0 billion and $2.9 billion as of December 31, 2015 and 2016. Accumulated depreciation associated with finance leases was $199 million and $361 million as of December 31, 2015 and 2016.
Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
Acquisition Activity
On September 25, 2014, we acquired Twitch Interactive, Inc. (“Twitch”) for approximately $842 million in cash, as adjusted for the assumption of options and other items. We acquired Twitch because of its user community and the live streaming experience it provides. During 2014, we acquired certain other companies for an aggregate purchase price of $20 million. The primary reason for our other 2014 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
During 2015 and 2016, we acquired certain companies for an aggregate purchase price of $690 million and $103 million. The primary reason for these acquisitions, none of which were individually material to our consolidated financial statements, was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant.

Purchase Price Allocation
The aggregate purchase price of these acquisitions was allocated as follows (in millions):

	December 31,
	2014	2015	2016
Purchase Price
Cash paid, net of cash acquired	$813	$599	$81
Stock options assumed	44	5	—
Indemnification holdback	5	86	22
	$862	$690	$103
Allocation
Goodwill	$707	$482	$60
Intangible assets (1):
Marketing-related	23	3	2
Contract-based	1	1	1
Technology-based	33	208	53
Customer-related	173	18	1
	230	230	57
Property and equipment	16	4	3
Deferred tax assets	64	55	17
Other assets acquired	34	53	10
Deferred tax liabilities	(88)	(85)	(18)
Other liabilities assumed	(101)	(49)	(26)
	$862	$690	$103
 ___________________

(1)
Intangible assets acquired in 2014, 2015, and 2016 have estimated useful lives of between one and five years, one and six years, and one and seven years, with weighted-average amortization periods of five years, five years, and five years.

The fair value of assumed stock options, estimated using the Black-Scholes model, and restricted stock units of $39 million, $9 million, and $0 million for 2014, 2015, and 2016 will be expensed over the remaining service period. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
Pro forma results of operations for 2016 have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

Goodwill
The goodwill of the acquired companies is generally not deductible for tax purposes and is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The following summarizes our goodwill activity in 2015 and 2016 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2015	$2,584	$735	$—	$3,319
Segment reallocation—January 1, 2015 (1)	(606)	—	606	—
New acquisitions	41	18	423	482
Other adjustments (2)	(7)	(34)	(1)	(42)
Goodwill - December 31, 2015	2,012	719	1,028	3,759
New acquisitions	30	13	17	60
Other adjustments (2)	2	(38)	1	(35)
Goodwill - December 31, 2016	$2,044	$694	$1,046	$3,784
 ___________________

(1)	In conjunction with the change in reportable segments in the first quarter of 2015 to include the AWS segment, we reallocated goodwill on a relative fair value basis.

(2)	Primarily includes changes in foreign exchange rates.
Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

	December 31,
	2015			2016
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Marketing-related	$502	$(252)	$250	$499	$(299)	$200	4.6
Contract-based	331	(174)	157	397	(212)	185	4.3
Technology- and content-based	683	(268)	415	705	(353)	352	4.6
Customer-related	331	(161)	170	299	(182)	117	2.7
Acquired intangibles (2)	$1,847	$(855)	$992	$1,900	$(1,046)	$854	4.3
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and twenty years.
Amortization expense for acquired intangibles was $215 million, $270 million, and $287 million in 2014, 2015, and 2016. Expected future amortization expense of acquired intangible assets as of December 31, 2016 is as follows (in millions):

Year Ended December 31,
2017	$264
2018	203
2019	170
2020	103
2021	38
Thereafter	76
$854

Note 5—LONG-TERM DEBT
In November 2012 and December 2014, we issued $3.0 billion and $6.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of December 31, 2015 and 2016, the unamortized discount on the Notes was $97 million and $90 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings on our credit facility, of $312 million and $588 million as of December 31, 2015 and 2016. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2015	2016
1.20% Notes due on November 29, 2017 (1)	1,000	1,000
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Credit Facility	—	495
Other long-term debt	312	93
Total debt	8,562	8,838
Less current portion of long-term debt	(238)	(1,056)
Face value of long-term debt	$8,324	$7,782
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $8.5 billion and $8.7 billion as of December 31, 2015 and 2016, which is based on quoted prices for our publicly-traded debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility (“Credit Facility”) with a lender that is secured by certain seller receivables. The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There was $495 million of borrowings outstanding under the Credit Facility as of December 31, 2016, which had a weighted-average interest rate of 2.3% as of December 31, 2016. As of December 31, 2016, we have pledged $579 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016.
The other debt, including the current portion, had a weighted-average interest rate of 3.7% and 3.4% as of December 31, 2015 and 2016. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2015 and 2016.

As of December 31, 2016, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2017	$1,056
2018	37
2019	1,278
2020	217
2021	1,000
Thereafter	5,250
$8,838
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. This Credit Agreement replaces the prior credit agreement entered into in September 2014. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of December 31, 2015 and 2016.
Note 6—OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2015	2016
Long-term capital lease obligations	$4,212	$5,080
Long-term finance lease obligations	1,736	2,439
Construction liabilities	378	714
Tax contingencies	932	1,395
Long-term deferred tax liabilities	407	392
Other	1,584	2,587
Total other long-term liabilities	$9,249	$12,607
Capital and Finance Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2016
Gross capital lease obligations	$9,406
Less imputed interest	(329)
Present value of net minimum lease payments	9,077
Less current portion of capital lease obligations	(3,997)
Total long-term capital lease obligations	$5,080
We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as finance leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2016
Gross finance lease obligations	$3,233
Less imputed interest	(650)
Present value of net minimum lease payments	2,583
Less current portion of finance lease obligations	(144)
Total long-term finance lease obligations	$2,439
Construction Liabilities
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes. These liabilities primarily relate to our corporate buildings and fulfillment, sortation, delivery, and data centers.
Tax Contingencies
We have recorded reserves for tax contingencies, inclusive of accrued interest and penalties, for U.S. and foreign income taxes. These reserves primarily relate to transfer pricing, research and development credits, and state income taxes, and are presented net of offsetting deferred tax assets related to net operating losses and tax credits. See “Note 10—Income Taxes” for discussion of tax contingencies.

Note 7—COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $961 million, $1.1 billion, and $1.4 billion for 2014, 2015, and 2016.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of December 31, 2016 (in millions):

	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt principal and interest	$1,343	$312	$1,551	$463	$1,246	$7,911	$12,826
Capital lease obligations, including interest (1)	3,910	3,008	1,662	411	190	225	9,406
Finance lease obligations, including interest (2)	234	244	247	250	252	2,006	3,233
Operating leases	1,317	1,231	1,106	1,030	896	3,930	9,510
Unconditional purchase obligations (3)	655	590	303	96	43	23	1,710
Other commitments (4) (5)	1,025	824	621	493	365	3,071	6,399
Total commitments	$8,484	$6,209	$5,490	$2,743	$2,992	$17,166	$43,084
___________________

(1)
Excluding interest, current capital lease obligations of $3.0 billion and $4.0 billion are recorded within “Accrued expenses and other” as of December 31, 2015 and 2016, and $4.2 billion and $5.1 billion are recorded within “Other long-term liabilities” as of December 31, 2015 and 2016.

(2)
Excluding interest, current finance lease obligations of $99 million and $144 million are recorded within “Accrued expenses and other” as of December 31, 2015 and 2016, and $1.7 billion and $2.4 billion are recorded within “Other long-term liabilities and other” as of December 31, 2015 and 2016.

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
Pledged Assets
As of December 31, 2015 and 2016, we have pledged or otherwise restricted $418 million and $715 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.
Suppliers
During 2016, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
Other Contingencies
In 2016, we determined that we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act or other United States sanctions and export control laws. The consumer products included books, music, other media, apparel, home and kitchen, health and beauty, jewelry, office, consumer electronics, software, lawn and patio, grocery, and automotive products. Our review is ongoing and we have voluntarily reported these orders to the United States Treasury Department’s Office of Foreign Assets Control and the United States Department of Commerce’s Bureau of Industry and Security. We intend to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties. For additional information, see Item 9B of Part II, “Other Information — Disclosure Pursuant to Section 13(r) of the Exchange Act.”
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
In May 2009, Big Baboon, Inc. filed a complaint against Amazon.com, Inc. and Amazon Payments, Inc. for patent infringement in the United States District Court for the Central District of California. The complaint alleges, among other things, that our third-party selling and payments technology infringes patents owned by Big Baboon, Inc. purporting to cover an “Integrated Business-to-Business Web Commerce And Business Automation System” (U.S. Patent Nos. 6,115,690 and 6,343,275) and seeks injunctive relief, monetary damages, treble damages, costs, and attorneys’ fees. In February 2011, the court entered an order staying the lawsuit pending the outcome of the United States Patent and Trademark Office’s re-examination of the patent. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In September 2013, Personalized Media Communications, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, LLC in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the use of certain Kindle devices, Kindle apps and/or Amazon.com, Inc.’s website to purchase and receive electronic media infringes nine U.S. Patents: Nos. 5,887,243, 7,801,304, 7,805,749, 7,940,931, 7,769,170, 7,864,956, 7,827,587, 8,046,791, and 7,883,252, all entitled “Signal Processing Apparatus And Methods.” The complaint also alleges, among other things, that CloudFront, S3, and EC2 web services infringe three of those patents, Nos. 7,801,304, 7,864,956, and 7,827,587. The complaint seeks an unspecified amount of damages, interest, and injunctive relief. In August 2015, the court invalidated all asserted claims of all asserted patents and dismissed the case with prejudice. In September 2015, Personalized Media appealed that judgment to the United States Court of Appeals for the Federal Circuit. In December 2016, the court of appeals affirmed the district court’s decision. In January 2017, Personalized Media filed a petition for rehearing en banc. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In June 2015, the case was stayed pending resolution of a motion for judgment on the pleadings in a related case. In May 2016, the case was reopened for claim construction discovery. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In January 2016, the 2015 case was stayed pending resolution of a motion for judgment on the pleadings. In December 2016, the case was reopened following denial without prejudice of the motion for judgment on the pleadings. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within A Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 483 million, 490 million, and 497 million, as of December 31, 2014, 2015, and 2016. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaced the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in 2014, 2015, or 2016.
Stock Award Plans
Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years.
Stock Award Activity
Stock options outstanding, which were primarily obtained through acquisitions, totaled 0.4 million, 0.2 million and 0.1 million, as of December 31, 2014, 2015, and 2016. The compensation expense for stock options, the total intrinsic value for stock options outstanding, the amount of cash received from the exercise of stock options, and the related tax benefits were not material for 2014, 2015, and 2016.
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Cost of sales (1)	$—	$—	$16
Fulfillment	375	482	657
Marketing	125	190	323
Technology and content	804	1,224	1,664
General and administrative	193	223	315
Total stock-based compensation expense	$1,497	$2,119	$2,975
___________________

(1)	Beginning in 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	16.3	$233
Units granted	8.5	328
Units vested	(5.1)	202
Units forfeited	(2.3)	264
Outstanding as of December 31, 2014	17.4	285
Units granted	9.8	426
Units vested	(5.6)	253
Units forfeited	(2.7)	321
Outstanding as of December 31, 2015	18.9	362
Units granted	9.3	660
Units vested	(6.1)	321
Units forfeited	(2.3)	440
Outstanding as of December 31, 2016	19.8	$506
Scheduled vesting for outstanding restricted stock units as of December 31, 2016, is as follows (in millions):

		Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled vesting—restricted stock units	7.0	7.2	3.5	1.6	0.2	0.3	19.8
As of December 31, 2016, there was $4.5 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years.
During 2014, 2015, and 2016, the fair value of restricted stock units that vested was $1.7 billion, $2.7 billion, and $4.3 billion.
As matching contributions under our 401(k) savings plan, we granted 0.2 million and 0.1 million shares of common stock in 2015 and 2016. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued, and recorded as stock-based compensation expense.
Common Stock Available for Future Issuance
As of December 31, 2016, common stock available for future issuance to employees is 123 million shares.
Note 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the composition of accumulated other comprehensive loss for 2014, 2015, and 2016 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2014	$(187)	$2	$(185)
Other comprehensive income (loss)	(325)	(1)	(326)
Balances as of December 31, 2014	(512)	1	(511)
Other comprehensive income (loss)	(210)	(2)	(212)
Balances as of December 31, 2015	(722)	(1)	(723)
Other comprehensive income (loss)	(279)	17	(262)
Balances as of December 31, 2016	$(1,001)	$16	$(985)
Amounts included in accumulated other comprehensive loss are recorded net of their related income tax effects.

Note 10—INCOME TAXES
In 2014, 2015, and 2016, we recorded net tax provisions of $167 million, $950 million, and $1.4 billion. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019 and made permanent the U.S. federal research and development credit. As such, cash taxes paid, net of refunds, were $177 million, $273 million, and $412 million for 2014, 2015, and 2016.
The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Current taxes:
U.S. Federal	$214	$215	$1,136
U.S. State	65	237	208
International	204	417	327
Current taxes	483	869	1,671
Deferred taxes:
U.S. Federal	(125)	473	116
U.S. State	(11)	(171)	(31)
International	(180)	(221)	(331)
Deferred taxes	(316)	81	(246)
Provision for income taxes, net	$167	$950	$1,425
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
U.S.	$292	$2,186	$4,551
International	(403)	(618)	(659)
Income (loss) before income taxes	$(111)	$1,568	$3,892
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Income taxes computed at the federal statutory rate	$(39)	$549	$1,362
Effect of:
Impact of foreign tax differential	136	350	(69)
State taxes, net of federal benefits	29	37	110
Tax credits	(85)	(99)	(119)
Nondeductible compensation	117	149	189
Domestic production activities deduction	(20)	(44)	(94)
Other, net	29	8	46
Total	$167	$950	$1,425
Our provision for income taxes in 2015 was higher than in 2014 primarily due to an increase in U.S. pre-tax income and increased losses in certain foreign subsidiaries for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We also generated income in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our provision for income taxes in 2016 was higher than in 2015 primarily due to an increase in U.S. pre-tax income, partially offset by an increase in the proportion of foreign losses for which we may realize a tax benefit, an increase in tax amortization deductions, and a decline in the proportion of nondeductible expenses. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit. We generated income and losses in lower tax jurisdictions primarily related to our European operations.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. Undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. were $2.8 billion as of December 31, 2016. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2016
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States (2)	$107	$198
Loss carryforwards - Foreign (3)	856	1,062
Accrued liabilities, reserves, & other expenses	854	968
Stock-based compensation	727	1,073
Deferred revenue	189	330
Assets held for investment	148	66
Depreciation & amortization	222	179
Other items	268	171
Tax credits (4)	41	39
Total gross deferred tax assets	3,412	4,086
Less valuation allowance (5)	(1,069)	(1,012)
Deferred tax assets, net of valuation allowance	2,343	3,074
Deferred tax liabilities:
Depreciation & amortization	(1,970)	(2,332)
Acquisition related intangible assets	(203)	(226)
Other items	(88)	(62)
Net deferred tax assets, net of valuation allowance	$82	$454
 ___________________

(1)	Deferred tax assets related to net operating losses and tax credits are presented net of tax contingencies.

(2)
Excluding $380 million and $18 million of deferred tax assets as of December 31, 2015 and 2016, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(3)
Excluding $2 million and $9 million of deferred tax assets as of December 31, 2015 and 2016, related to net operating losses that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(4)
Excluding $447 million and $659 million of deferred tax assets as of December 31, 2015 and 2016, related to tax credits that result from excess stock-based compensation and for which any benefit realized will be recorded to stockholders’ equity.

(5)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.
As of December 31, 2016, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $76 million, $4.8 billion, and $1.0 billion. The federal, foreign, and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable foreign and state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2020, 2017, and 2017, respectively. As of December 31, 2016, our tax credit carryforwards for income tax purposes were approximately $725 million. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2017. As of December 31, 2016, our federal capital loss carryforwards for income tax purposes was approximately $404 million. If not utilized, a portion of the capital loss carryforwards will begin to expire in 2017.
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
The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2014	2015	2016
Gross tax contingencies – January 1	$407	$710	$1,181
Gross increases to tax positions in prior periods	351	254	355
Gross decreases to tax positions in prior periods	(50)	(22)	(133)
Gross increases to current period tax positions	20	242	308
Audit settlements paid	(16)	—	—
Lapse of statute of limitations	(2)	(3)	(1)
Gross tax contingencies – December 31 (1)	$710	$1,181	$1,710
 ___________________

(1)	As of December 31, 2016, we had $1.7 billion of accrued tax contingencies, of which $1.1 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2015 and 2016, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $59 million and $67 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2014, 2015, and 2016 was $8 million, $18 million, and $9 million.
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

We expect the total amount of tax contingencies will grow in 2017. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings in years through 2016. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
Note 11—SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2016, we began allocating stock-based compensation and “Other operating expense, net” to our segment results. In our segment results, these amounts are combined and titled “Stock-based compensation and other.” There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
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
AWS
The AWS segment consists of amounts earned from global sales of compute, storage, database, and other service offerings for start-ups, enterprises, government agencies, and academic institutions.

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
North America
Net sales	$50,834	$63,708	$79,785
Operating expenses	49,542	60,957	75,686
Operating income before stock-based compensation and other	1,292	2,751	4,099
Stock-based compensation and other	932	1,326	1,738
Operating income	$360	$1,425	$2,361
International
Net sales	$33,510	$35,418	$43,983
Operating expenses	33,654	35,509	44,460
Operating income (loss) before stock-based compensation and other	(144)	(91)	(477)
Stock-based compensation and other	496	608	806
Operating income (loss)	$(640)	$(699)	$(1,283)
AWS
Net sales	$4,644	$7,880	$12,219
Operating expenses	3,984	6,017	8,513
Operating income before stock-based compensation and other	660	1,863	3,706
Stock-based compensation and other	202	356	598
Operating income	$458	$1,507	$3,108
Consolidated
Net sales	$88,988	$107,006	$135,987
Operating expenses	87,180	102,483	128,659
Operating income before stock-based compensation and other	1,808	4,523	7,328
Stock-based compensation and other	1,630	2,290	3,142
Operating income	178	2,233	4,186
Total non-operating income (expense)	(289)	(665)	(294)
Provision for income taxes	(167)	(950)	(1,425)
Equity-method investment activity, net of tax	37	(22)	(96)
Net income (loss)	$(241)	$596	$2,371

Net sales by groups of similar products and services are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
Net Sales:
Retail products (1)	$68,513	$76,863	$91,431
Retail third-party seller services (2)	11,747	16,086	22,993
Retail subscription services (3)	2,762	4,467	6,394
AWS	4,644	7,880	12,219
Other (4)	1,322	1,710	2,950
	$88,988	$107,006	$135,987
___________________

(1)
Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes electronics and general merchandise as well as media products available in both a physical and digital format, such as books, music, video, games, and software. These product sales include digital products sold on a transactional basis; digital product subscriptions that provide unlimited viewing or usage rights are included in Retail subscription services.

(2)	Includes commissions, related fulfillment and shipping fees, and other third-party seller services.

(3)	Includes annual and monthly fees associated with Amazon Prime membership, as well as audiobook, e-book, digital video, digital music, and other subscription services.

(4)	Includes sales not otherwise included above, such as certain advertising services and our co-branded credit card agreements.
Net sales generated from our internationally-focused websites are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
United States	$54,717	$70,537	$90,349
Germany	11,919	11,816	14,148
United Kingdom	8,341	9,033	9,547
Japan	7,912	8,264	10,797
Rest of world	6,099	7,356	11,146
Consolidated	$88,988	$107,006	$135,987
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

	December 31,
	2014	2015	2016
North America (1)	$13,257	$16,772	$22,225
International (1)	6,747	7,754	10,429
AWS (2)	6,981	9,787	12,698
Corporate	27,520	30,434	38,050
Consolidated	$54,505	$64,747	$83,402
___________________

(1)	North America and International segment assets primarily consist of property and equipment, inventory, and accounts receivable.

(2)	AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2014	2015	2016
North America	$5,373	$6,707	$10,143
International	2,000	2,266	3,448
AWS	6,043	8,356	10,300
Corporate	3,551	4,509	5,223
Consolidated	$16,967	$21,838	$29,114
Total property and equipment additions by segment are as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
North America (1)	$2,833	$2,485	$5,132
International (1)	767	658	1,680
AWS (2)	4,295	4,681	5,193
Corporate	1,586	1,801	1,580
Consolidated	$9,481	$9,625	$13,585
___________________

(1)
Includes property and equipment added under capital leases of $887 million, $938 million, and $1.5 billion in 2014, 2015, and 2016, and under other financing arrangements of $599 million, $219 million, and $849 million in 2014, 2015, and 2016.

(2)
Includes property and equipment added under capital leases of $3.0 billion, $3.7 billion, and $4.0 billion in 2014, 2015, and 2016, and under finance leases of $62 million, $81 million, and $75 million in 2014, 2015, and 2016.

U.S. property and equipment, net was $13.1 billion, $16.8 billion, and $22.0 billion, in 2014, 2015, and 2016, and rest of world property and equipment, net was $3.8 billion, $5.0 billion, and $7.1 billion in 2014, 2015, and 2016. Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation expense, including amortization of capitalized internal-use software and website development costs and other corporate property and equipment depreciation expense, are allocated to all segments based on usage. Total depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2014	2015	2016
North America	$1,203	$1,551	$1,971
International	740	822	930
AWS	1,673	2,576	3,461
Consolidated	$3,616	$4,949	$6,362

Note 12—QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2015 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2015 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$22,717	$23,185	$25,358	$35,747
Operating income	255	464	406	1,108
Income before income taxes	21	362	247	938
Provision for income taxes	(71)	(266)	(161)	(453)
Net income (loss)	(57)	92	79	482
Basic earnings per share	(0.12)	0.20	0.17	1.03
Diluted earnings per share	(0.12)	0.19	0.17	1.00
Shares used in computation of earnings per share:
Basic	465	467	468	470
Diluted	465	476	478	481

	Year Ended December 31, 2016 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$29,128	$30,404	$32,714	$43,741
Operating income	1,071	1,285	575	1,255
Income before income taxes	1,056	1,179	491	1,166
Provision for income taxes	(475)	(307)	(229)	(414)
Net income (loss)	513	857	252	749
Basic earnings per share	1.09	1.81	0.53	1.57
Diluted earnings per share	1.07	1.78	0.52	1.54
Shares used in computation of earnings per share:
Basic	471	473	474	476
Diluted	481	483	485	486
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Amazon.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Amazon.com, Inc. and our report dated February 9, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
February 9, 2017

Item 9B.	Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
In 2016, we determined that, between January 2012 and December 2016, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $50 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $1,300 for an individual designated under Executive Order 13224; consumer products valued at approximately $2,400 for an entity owned or controlled by the Iranian government; and consumer products valued at approximately $250 for an individual who may have been acting for an entity designated under Executive Order 13382 and owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, consumer electronics, software, health and beauty, pet products, and lawn and patio. In addition, the information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 are hereby incorporated by reference to such reports. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under NASDAQ rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016
Consolidated Statements of Operations for each of the three years ended December 31, 2016
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended
December 31, 2016
Consolidated Balance Sheets as of December 31, 2015 and 2016
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2016
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 9, 2017.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 9, 2017.

Signature	Title

/s/ Jeffrey P. Bezos
Jeffrey P. Bezos	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Brian T. Olsavsky
Brian T. Olsavsky	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelley Reynolds
Shelley Reynolds	Vice President, Worldwide Controller (Principal Accounting Officer)

/s/ Tom A. Alberg
Tom A. Alberg	Director

/s/ John Seely Brown
John Seely Brown	Director

/s/ William B. Gordon
William B. Gordon	Director

/s/ Jamie S. Gorelick
Jamie S. Gorelick	Director

/s/ Daniel P. Huttenlocher
Daniel P. Huttenlocher	Director

/s/ Judith A. McGrath
Judith A. McGrath	Director

/s/ Jonathan J. Rubinstein
Jonathan J. Rubinstein	Director

/s/ Thomas O. Ryder
Thomas O. Ryder	Director

/s/ Patricia Q. Stonesifer
Patricia Q. Stonesifer	Director

/s/ Wendell P. Weeks
Wendell P. Weeks	Director

EXHIBIT INDEX

Exhibit Number	Description

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

10.9
Credit Agreement, dated as of May 20, 2016, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

___________________

†	Executive Compensation Plan or Agreement