Form 10-Q
period 2017-03-31
AMAZON COM INC
filed 2017-04-28
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
477,975,499 shares of common stock, par value $0.01 per share, outstanding as of April 18, 2017

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2017	2016	2017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$15,890	$19,334	$10,237	$12,470
OPERATING ACTIVITIES:
Net income	513	724	1,166	2,583
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,827	2,435	6,682	8,725
Stock-based compensation	544	792	2,257	3,223
Other operating expense, net	43	42	155	157
Other expense (income), net	(50)	(40)	108	(10)
Deferred income taxes	11	(22)	94	(279)
Changes in operating assets and liabilities:
Inventories	769	947	(2,138)	(1,249)
Accounts receivable, net and other	412	994	(1,784)	(2,785)
Accounts payable	(5,770)	(6,865)	2,773	3,935
Accrued expenses and other	(956)	(1,404)	893	1,277
Additions to unearned revenue	2,814	4,054	8,412	13,171
Amortization of previously unearned revenue	(2,110)	(3,247)	(7,055)	(11,114)
Net cash provided by (used in) operating activities	(1,953)	(1,590)	11,563	17,634
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,179)	(1,861)	(4,897)	(7,417)
Acquisitions, net of cash acquired, and other	(16)	(45)	(446)	(146)
Sales and maturities of marketable securities	1,138	1,910	3,788	5,505
Purchases of marketable securities	(636)	(1,620)	(3,741)	(8,740)
Net cash provided by (used in) investing activities	(693)	(1,616)	(5,296)	(10,798)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	9	24	179	636
Repayments of long-term debt and other	(175)	(69)	(1,512)	(247)
Principal repayments of capital lease obligations	(801)	(832)	(2,761)	(3,891)
Principal repayments of finance lease obligations	(29)	(37)	(111)	(155)
Net cash provided by (used in) financing activities	(996)	(914)	(4,205)	(3,657)
Foreign currency effect on cash and cash equivalents	222	226	171	(209)
Net increase (decrease) in cash and cash equivalents	(3,420)	(3,894)	2,233	2,970
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,470	$15,440	$12,470	$15,440
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$2	$4	$310	$292
Cash paid for interest on capital and finance lease obligations	47	61	168	220
Cash paid for income taxes, net of refunds	139	246	357	520
Property and equipment acquired under capital leases	875	1,888	4,638	6,717
Property and equipment acquired under build-to-suit leases	351	1,200	793	2,057
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2017
Net product sales	$20,581	$23,734
Net service sales	8,547	11,980
Total net sales	29,128	35,714
Operating expenses:
Cost of sales	18,866	22,440
Fulfillment	3,687	4,697
Marketing	1,436	1,920
Technology and content	3,526	4,813
General and administrative	497	795
Other operating expense, net	45	44
Total operating expenses	28,057	34,709
Operating income	1,071	1,005
Interest income	21	39
Interest expense	(117)	(139)
Other income (expense), net	81	48
Total non-operating income (expense)	(15)	(52)
Income before income taxes	1,056	953
Provision for income taxes	(475)	(229)
Equity-method investment activity, net of tax	(68)	—
Net income	$513	$724
Basic earnings per share	$1.09	$1.52
Diluted earnings per share	$1.07	$1.48
Weighted-average shares used in computation of earnings per share:
Basic	471	477
Diluted	481	490
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2017
Net income	$513	$724
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(24) and ($13)	102	187
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $0 and $(1)	6	(2)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1) and $0	1	3
Net unrealized gains (losses) on available-for-sale securities	7	1
Total other comprehensive income (loss)	109	188
Comprehensive income	$622	$912
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2016	March 31, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,334	$15,440
Marketable securities	6,647	6,091
Inventories	11,461	10,600
Accounts receivable, net and other	8,339	7,329
Total current assets	45,781	39,460
Property and equipment, net	29,114	32,632
Goodwill	3,784	3,823
Other assets	4,723	5,054
Total assets	$83,402	$80,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,309	$18,891
Accrued expenses and other	13,739	13,054
Unearned revenue	4,768	5,454
Total current liabilities	43,816	37,399
Long-term debt	7,694	7,691
Other long-term liabilities	12,607	14,205
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 500 and 501
Outstanding shares — 477 and 478	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	17,186	17,976
Accumulated other comprehensive loss	(985)	(797)
Retained earnings	4,916	6,327
Total stockholders’ equity	19,285	21,674
Total liabilities and stockholders’ equity	$83,402	$80,969
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2017 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2016	2017
Shares used in computation of basic earnings per share	471	477
Total dilutive effect of outstanding stock awards	10	13
Shares used in computation of diluted earnings per share	481	490
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) modifying the accounting for inventory. Under this ASU, the measurement principle for inventory changed from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method. We adopted this ASU in Q1 2017 with no material impact to our consolidated financial statements.
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this ASU in Q1 2017 by recording the cumulative impact through an increase in retained earnings of $687 million, and we will continue to estimate expected forfeitures. Additionally, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $207 million and $305 million for the three months and twelve months ended March 31, 2016 from financing activities to operating activities.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. As we evaluate the impact of this ASU, the more significant changes that we have identified relate to the timing of when we recognize revenue and the gross amount of revenue that we present. We expect timing changes to include Amazon-branded electronic devices sold through retailers, which will be recognized at the point of sale to the retailer rather than to end customers, and the unredeemed portion of our gift cards, which we will begin to recognize over the expected customer redemption period, which is substantially within nine months, rather than waiting until gift cards expire or when the likelihood of redemption becomes remote, generally two years from the date of issuance. In addition, we anticipate that certain advertising services will be classified as revenue rather than a reduction in cost of sales. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements. We plan to adopt this ASU beginning in Q1 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
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
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2016, and March 31, 2017, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2016, and March 31, 2017.
The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2016	March 31, 2017
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,883	$6,374	$—	$—	$6,374
Level 1 securities:
Money market funds	11,940	9,643	—	—	9,643
Equity securities	51	20	31	—	51
Level 2 securities:
Foreign government and agency securities	337	282	—	—	282
U.S. government and agency securities	4,816	3,705	1	(6)	3,700
Corporate debt securities	2,104	1,889	1	(2)	1,888
Asset-backed securities	353	370	1	(2)	369
Other fixed income securities	97	85	—	—	85
	$26,581	$22,368	$34	$(10)	$22,392
Less: Restricted cash, cash equivalents, and marketable securities (1)	(600)				(861)
Total cash, cash equivalents, and marketable securities	$25,981				$21,531
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of March 31, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$13,191	$13,190
Due after one year through five years	2,411	2,407
Due after five years through ten years	197	196
Due after ten years	175	174
Total	$15,974	$15,967
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2016, and March 31, 2017, these warrants had a fair value of $223 million and $257 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $5 million and $15 million in Q1 2016 and Q1 2017. These assets are primarily classified as Level 2 assets.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $322 million and $411 million for Q1 2016 and Q1 2017.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of March 31, 2017 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt principal and interest	$1,336	$328	$1,571	$467	$1,246	$7,911	$12,859
Capital lease obligations, including interest (1)	3,488	3,609	2,254	640	279	280	10,550
Finance lease obligations, including interest (2)	183	250	254	256	264	2,102	3,309
Operating leases	1,091	1,356	1,244	1,116	988	4,025	9,820
Unconditional purchase obligations (3)	505	662	362	129	51	26	1,735
Other commitments (4) (5)	912	1,022	734	592	479	3,927	7,666
Total commitments	$7,515	$7,227	$6,419	$3,200	$3,307	$18,271	$45,939
___________________

(1)
Excluding interest, current capital lease obligations of $4.0 billion and $4.4 billion are recorded within “Accrued expenses and other” as of December 31, 2016, and March 31, 2017, and $5.1 billion and $5.8 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and March 31, 2017.

(2)
Excluding interest, current finance lease obligations of $144 million and $159 million are recorded within “Accrued expenses and other” as of December 31, 2016, and March 31, 2017, and $2.4 billion and $2.5 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and March 31, 2017.

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

(5)	Excludes $1.8 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Additionally, in March 2017, we signed an agreement to acquire Souq Group Ltd., an e-commerce company, for $580 million in cash, subject to adjustments. We expect to fund this acquisition with cash on hand, and we expect the acquisition to close in 2017, subject to customary closing conditions.
Pledged Assets
As of December 31, 2016, and March 31, 2017, we have pledged or otherwise restricted $715 million and $971 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.

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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2016 Annual Report on Form 10-K as supplemented by the following:
In November 2007, an Austrian copyright collection society, Austro-Mechana, filed lawsuits against Amazon.com International Sales, Inc., Amazon EU S.à r.l., Amazon.de GmbH, Amazon.com GmbH, and Amazon Logistik in the Commercial Court of Vienna, Austria and in the District Court of Munich, Germany seeking to collect a tariff on blank digital media sold by our EU-based retail websites to customers located in Austria. In July 2008, the German court stayed the German case pending a final decision in the Austrian case.  In July 2010, the Austrian court ruled in favor of Austro-Mechana and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We contested Austro-Mechana’s claim and in September 2010 commenced an appeal in the Commercial Court of Vienna. We lost this appeal and in March 2011 commenced an appeal in the Supreme Court of Austria. In October 2011, the Austrian Supreme Court referred the case to the European Court of Justice (“ECJ”). In July 2013, the ECJ ruled that EU law does not preclude application of the tariff where certain conditions are met and directed the case back to the Austrian Supreme Court for further proceedings. In October 2013, the Austrian Supreme Court referred the case back to the Commercial Court of Vienna for further fact finding to determine whether the tariff on blank digital media meets the conditions set by the ECJ. In August 2015, the Commercial Court of Vienna ruled that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s claims. In September 2015, Austro-Mechana appealed that judgment to the Higher Commercial Court of Vienna. In December 2015, the Higher Commercial Court of Vienna confirmed that the Austrian tariff regime does not meet the conditions the ECJ set and dismissed Austro-Mechana’s appeal. In February 2016, Austro-Mechana appealed that judgment to the Austrian Supreme Court. In March 2017, the Austrian Supreme Court ruled in favor of Austro-Mechana and referred the case back to the Commercial Court of Vienna for further proceedings. A number of additional actions have been filed making similar allegations. In December 2012, a German copyright collection society, Zentralstelle für private Überspielungsrechte (“ZPU”), filed a complaint against Amazon EU S.à r.l., Amazon Media EU S.à r.l., Amazon Services Europe S.à r.l., Amazon Payments Europe SCA, Amazon Europe Holding Technologies SCS, and Amazon Eurasia Holdings S.à r.l. in the District Court of Luxembourg seeking to collect a tariff on blank digital media sold by the Amazon.de retail website to customers located in Germany. In January 2013, a Belgian copyright collection society, AUVIBEL, filed a complaint against Amazon EU S.à r.l. in the Court of First Instance of Brussels, Belgium, seeking to collect a tariff on blank digital media sold by the Amazon.fr retail website to customers located in Belgium. In November 2013, the Belgian court ruled in favor of AUVIBEL and ordered us to report all sales of products to which the tariff potentially applies for a determination of damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In December 2014, Smartflash LLC and Smartflash Technologies Limited filed a complaint against Amazon.com, Inc., Amazon.com, LLC, AMZN Mobile, LLC, Amazon Web Services, Inc. and Audible, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Appstore, Amazon Instant Video, Amazon Music, Audible Audiobooks, the Amazon Mobile Ad Network, certain Kindle and Fire devices, Kindle e-bookstore, Amazon’s proprietary Android operating system, and the servers involved in operating Amazon Appstore, Amazon Instant Video, Amazon Music, the Fire TV app, Audible Audiobooks, Cloud Drive, Cloud Player, Amazon Web Services, and Amazon Mobile Ad Network infringe seven related U.S. Patents: Nos. 7,334,720; 7,942,317; 8,033,458; 8,061,598; 8,118,221; 8,336,772; and 8,794,516, all entitled “Data Storage and Access Systems.”  The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. In May 2015, the case was stayed until further notice. In March 2017, in an unrelated lawsuit, the United States Court of Appeals for the Federal Circuit entered judgment invalidating all asserted claims of U.S. Patent Nos. 7,334,720; 8,118,221; and 8,336,772. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed

Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within A Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. In February 2017, Eolas alleged in its damages report that in the event of a finding of liability Amazon could be subject to $130-$250 million in damages. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 6 — Income Taxes.”
Note 4 — LONG-TERM DEBT
In November 2012 and December 2014, we issued $3.0 billion and $6.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of December 31, 2016, and March 31, 2017, the unamortized discount on the Notes was $90 million and $88 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $588 million and $577 million as of December 31, 2016, and March 31, 2017. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2016	March 31, 2017
1.20% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Credit Facility	495	500
Other long-term debt	93	77
Total debt	8,838	8,827
Less current portion of long-term debt	(1,056)	(1,049)
Face value of long-term debt	$7,782	$7,778
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $8.7 billion as of December 31, 2016, and March 31, 2017, which is based on quoted prices for our publicly-traded debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility (“Credit Facility”) with a lender that is secured by certain seller receivables. The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $495 million and $500 million of borrowings outstanding under the Credit Facility as of December 31, 2016, and March 31, 2017, with weighted-average interest rates of 2.3% and 2.4% as of December 31, 2016, and March 31, 2017. As of December 31, 2016, and March 31, 2017, we have pledged $579 million and $588 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and March 31, 2017.

The other debt, including the current portion, had a weighted-average interest rate of 3.4% and 2.9% as of December 31, 2016, and March 31, 2017. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and March 31, 2017.
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of December 31, 2016, and March 31, 2017.
Note 5 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaced the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q1 2016 or Q1 2017.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 497 million as of December 31, 2016, and March 31, 2017. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Cost of sales (1)	$—	$8
Fulfillment	116	163
Marketing	56	94
Technology and content	317	441
General and administrative	55	86
Total stock-based compensation expense	$544	$792
___________________

(1)	Beginning in Q3 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.
The following table summarizes our restricted stock unit activity for the three months ended March 31, 2017 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2016	19.8	$506
Units granted	1.2	844
Units vested	(1.1)	335
Units forfeited	(0.4)	541
Outstanding as of March 31, 2017	19.5	$536
Scheduled vesting for outstanding restricted stock units as of March 31, 2017, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled vesting—restricted stock units	5.9	7.1	3.9	2.0	0.3	0.3	19.5

As of March 31, 2017, there was $4.5 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years.
Note 6 — INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, changes in our stock price, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2017, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the three months ended March 31, 2016 was $475 million. Our income tax provision for the three months ended March 31, 2017 was $229 million, which included $122 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Cash paid for income taxes, net of refunds was $139 million and $246 million in Q1 2016 and Q1 2017.
As of December 31, 2016, and March 31, 2017, tax contingencies were $1.7 billion and $1.8 billion. We expect the total amount of tax contingencies will grow in 2017. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. The decision is subject to appeal. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities.
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
Note 7 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2017, we combined stock-based compensation and “Other operating expense, net” with operating expenses in our presentation of segment results. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
North America
Net sales	$16,996	$20,992
Operating expenses	16,408	20,396
Operating income	$588	$596

International
Net sales	$9,566	$11,061
Operating expenses	9,687	11,542
Operating income (loss)	$(121)	$(481)

AWS
Net sales	$2,566	$3,661
Operating expenses	1,962	2,771
Operating income	$604	$890

Consolidated
Net sales	$29,128	$35,714
Operating expenses	28,057	34,709
Operating income	1,071	1,005
Total non-operating income (expense)	(15)	(52)
Provision for income taxes	(475)	(229)
Equity-method investment activity, net of tax	(68)	—
Net income	$513	$724

Net sales by groups of similar products and services is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Net Sales:
Retail products (1)	$19,916	$22,826
Retail third-party seller services (2)	4,801	6,438
Retail subscription services (3)	1,300	1,939
AWS	2,566	3,661
Other (4)	545	850
Consolidated	$29,128	$35,714
____________________________

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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2016 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2016 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2017, we would have recorded an additional cost of sales of approximately $120 million.
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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS Notices of Proposed Adjustment (“NOPAs”). The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. The decision is subject to appeal. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Recent Accounting Pronouncements.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part 1, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2017	2016	2017
Cash provided by (used in):
Operating activities	$(1,953)	$(1,590)	$11,563	$17,634
Investing activities	(693)	(1,616)	(5,296)	(10,798)
Financing activities	(996)	(914)	(4,205)	(3,657)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $26.0 billion and $21.5 billion as of December 31, 2016, and March 31, 2017. Amounts held in foreign currencies were $9.1 billion and $6.8 billion as of December 31, 2016, and March 31, 2017, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $(2.0) billion and $(1.6) billion for Q1 2016 and Q1 2017. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2017, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(693) million and $(1.6) billion for Q1 2016 and Q1 2017, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.2 billion and $1.9 billion during Q1 2016 and Q1 2017, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $111 million and $74 million for internal-use software and website development during Q1 2016 and Q1 2017. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $16 million and $45 million during Q1 2016 and Q1 2017.
Cash provided by (used in) financing activities was $(996) million and $(914) million for Q1 2016 and Q1 2017. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.0 billion and $938 million in Q1 2016 and Q1 2017. Property and equipment acquired under capital leases was $875 million and $1.9 billion during Q1 2016 and Q1 2017, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $9 million and $24 million in Q1 2016 and Q1 2017.
We had no borrowings outstanding under our $3.0 billion Credit Agreement and $500 million of borrowings outstanding under our $500 million secured revolving credit facility as of March 31, 2017. See Item 1 of Part I, “Financial Statements — Note 4 — Long-Term Debt” for additional information.
We recorded net tax provisions of $475 million and $229 million in Q1 2016 and Q1 2017. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid, net of refunds were $139 million and $246 million for Q1 2016 and Q1 2017. As of December 31, 2016, our federal net operating loss carryforward was approximately $76 million and we had approximately $608 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. We expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2016, and March 31, 2017, restricted cash, cash equivalents, and marketable securities were $600 million and $861 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $9.9 billion as of March 31, 2017. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. Additionally, in March 2017, we signed an agreement to acquire Souq Group Ltd., an e-commerce company, for $580 million in cash, subject to adjustments. We expect to fund this acquisition with cash on hand, and we expect the acquisition to close in 2017, subject to customary closing conditions.
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

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. In Q1 2017, we combined stock-based compensation and “Other operating expense, net” with operating expenses in our presentation of segment results. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 7 — Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of retail products and related shipping fees and digital media content where we record revenue gross. Service sales represent retail third-party seller fees earned (including commissions) and related shipping fees, AWS sales, certain digital content subscriptions, certain advertising services, and our co-branded credit card agreements. Amazon Prime membership fees are allocated between product sales and service sales and amortized over the life of the membership according to the estimated delivery of services. Net sales information is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Net Sales:
North America	$16,996	$20,992
International	9,566	11,061
AWS	2,566	3,661
Consolidated	$29,128	$35,714
Year-over-year Percentage Growth:
North America	27%	24%
International	24	16
AWS	64	43
Consolidated	28	23
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	27%	23%
International	26	21
AWS	64	43
Consolidated	29	24
Net sales mix:
North America	58%	59%
International	33	31
AWS	9	10
Consolidated	100%	100%
Sales increased 23% in Q1 2017 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $(210) million and $(492) million for Q1 2016 and Q1 2017. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 24% in Q1 2017, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 16% in Q1 2017, compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(177) million and $(502) million for Q1 2016 and Q1 2017.

AWS sales increased 43% in Q1 2017, compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Operating Income (Loss):
North America	$588	$596
International	(121)	(481)
AWS	604	890
Consolidated	$1,071	$1,005
Operating income decreased from $1.1 billion in Q1 2016, to $1.0 billion in Q1 2017. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, offset by increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts. Changes in foreign exchange rates impacted operating income by $4 million for Q1 2017.
The increase in International operating loss in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating income by $(32) million for Q1 2017.
The increase in AWS operating income in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(3) million for Q1 2017.
Supplemental Information
Supplemental information about outbound shipping results for our North America and International segments is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Outbound Shipping Activity:
Shipping revenue (1)(2)(3)	$1,820	$2,497
Shipping costs (4)	(3,275)	(4,383)
Net shipping cost	$(1,455)	$(1,886)
Year-over-year Percentage Growth:
Shipping revenue	40%	37%
Shipping costs	42	34
Net shipping cost	44	30
___________________

(1)	Excludes amounts charged on shipping activities by third-party sellers where we do not provide the fulfillment service.

(2)	Includes a portion of amounts earned from Amazon Prime memberships.

(3)	Includes amounts earned from Fulfillment by Amazon programs related to shipping services.

(4)	Includes sortation and delivery center and transportation costs.
We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2016	2017
Operating Expenses:
Cost of sales	$18,866	$22,440
Fulfillment	3,687	4,697
Marketing	1,436	1,920
Technology and content	3,526	4,813
General and administrative	497	795
Other operating expense, net	45	44
Total operating expenses	$28,057	$34,709
Year-over-year Percentage Growth:
Cost of sales	23%	19%
Fulfillment	34	27
Marketing	33	34
Technology and content	28	37
General and administrative	16	60
Other operating expense, net	2	(3)
Percent of Net Sales:
Cost of sales	64.8%	62.8%
Fulfillment	12.7	13.2
Marketing	4.9	5.4
Technology and content	12.1	13.5
General and administrative	1.7	2.2
Other operating expense, net	0.2	0.1
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
The increase in cost of sales in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment and customer service centers and payment processing costs. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment network expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features.

Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network.
We seek to expand our fulfillment capacity to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Marketing
We direct customers to our websites primarily through a number of targeted online marketing channels, such as our Associates program, sponsored search, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in marketing costs in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q1 2017, compared to the comparable prior year period, is primarily due to increased payroll and related costs associated with expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q1 2017, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2016 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q1 2016 and Q1 2017, we capitalized $135 million (including $24 million of stock-based compensation) and $94 million (including $20 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $161 million and $150 million for Q1 2016 and Q1 2017.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2017, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense, Net
Other operating expense, net was $45 million and $44 million for Q1 2016 and Q1 2017, and was primarily related to the amortization of intangible assets.

Interest Income and Expense
Our interest income was $21 million and $39 million during Q1 2016 and Q1 2017. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $117 million and $139 million during Q1 2016 and Q1 2017. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $81 million and $48 million during Q1 2016 and Q1 2017. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation and other investment gains (losses).
Income Taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, changes in our stock price, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2017, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by state income taxes. We will generate income and losses in lower tax jurisdictions primarily related to our European operations, which are headquartered in Luxembourg.
Our income tax provision for the three months ended March 31, 2016 was $475 million. Our income tax provision for the three months ended March 31, 2017 was $229 million, which included $122 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(68) million and $0 million during Q1 2016 and Q1 2017. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during the periods.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases. As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $305 million for the twelve months ended March 31, 2016 from financing activities to operating activities.

Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2017 (in millions):

	Twelve Months Ended March 31,
	2016	2017
Net cash provided by (used in) operating activities	11,563	17,634
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(7,417)
Free cash flow	$6,666	$10,217

Net cash provided by (used in) investing activities	$(5,296)	$(10,798)
Net cash provided by (used in) financing activities	$(4,205)	$(3,657)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2017 (in millions):

	Twelve Months Ended March 31,
	2016	2017
Net cash provided by (used in) operating activities	$11,563	$17,634
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(7,417)
Principal repayments of capital lease obligations	(2,761)	(3,891)
Principal repayments of finance lease obligations	(111)	(155)
Free cash flow less lease principal repayments	$3,794	$6,171

Net cash provided by (used in) investing activities	$(5,296)	$(10,798)
Net cash provided by (used in) financing activities	$(4,205)	$(3,657)

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2016 and 2017 (in millions):

	Twelve Months Ended March 31,
	2016	2017
Net cash provided by (used in) operating activities	$11,563	$17,634
Purchases of property and equipment, including internal-use software and website development, net	(4,897)	(7,417)
Property and equipment acquired under capital leases	(4,638)	(6,717)
Principal repayments of finance lease obligations	(111)	(155)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$1,917	$3,345

Net cash provided by (used in) investing activities	$(5,296)	$(10,798)
Net cash provided by (used in) financing activities	$(4,205)	$(3,657)
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
Effect of Foreign Exchange Rates
Information regarding the effect of foreign exchange rates, versus the U.S. Dollar, on our net sales, operating expenses, and operating income is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the comparable prior year periods. The effect on our net sales, operating expenses, and operating income from changes in our foreign exchange rates versus the U.S. Dollar is as follows (in millions):

	Three Months Ended March 31,
	2016			2017
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$29,128	$210	$29,338	$35,714	$492	$36,206
Operating expenses	28,057	260	28,317	34,709	461	35,170
Operating income	1,071	(50)	1,021	1,005	31	1,036
___________________

(1)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 27, 2017, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 27, 2017, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2017 Guidance

•
Net sales are expected to be between $35.25 billion and $37.75 billion, or to grow between 16% and 24% compared with second quarter 2016. This guidance anticipates an unfavorable impact of approximately $720 million or 240 basis points from foreign exchange rates.

•	Operating income is expected to be between $425 million and $1.075 billion, compared with $1.3 billion in second quarter 2016.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q1 2017, net sales from our International segment accounted for 31% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment sales in Q1 2017 decreased by $502 million in comparison with Q1 2016.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2017, of $6.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $340 million, $680 million, and $1.4 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2017, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $210 million, $450 million, and $1.0 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of March 31, 2017, our recorded value in equity and equity warrant investments in public and private companies was $546 million. We record our equity and equity warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $263 million of our investments as of March 31, 2017. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. The decision is subject to appeal. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and we may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and March 2017, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $6,000 for six Iranian embassies located in countries other than Iran; consumer products valued at approximately $430 for individuals who may have been acting for three entities owned or controlled by the Iranian government; consumer products valued at approximately $20 for an individual designated under Executive Order 13224; and consumer products valued at approximately $200 for individuals who may have been acting for two entities designated under Executive Order 13224 or Executive Order 13382 and owned or controlled by the Iranian government. The consumer products included books, other media, home and kitchen, office, jewelry, and consumer electronics. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 27, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

10.1*	Independent Contractor Agreement, dated as of March 15, 2017, between Amazon Corporate LLC and William B. Gordon.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.