Form 10-Q
period 2017-06-30
AMAZON COM INC
filed 2017-07-28
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
480,379,517 shares of common stock, par value $0.01 per share, outstanding as of July 18, 2017

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2017	2016	2017	2016	2017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,470	$15,440	$15,890	$19,334	$10,269	$12,521
OPERATING ACTIVITIES:
Net income	857	197	1,370	921	1,931	1,922
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	1,909	2,633	3,736	5,068	7,087	9,448
Stock-based compensation	768	1,158	1,312	1,952	2,461	3,615
Other operating expense, net	53	60	97	102	166	164
Other expense (income), net	32	(120)	(18)	(160)	121	(162)
Deferred income taxes	106	376	117	354	243	(8)
Changes in operating assets and liabilities:
Inventories	(57)	(682)	712	265	(2,167)	(1,874)
Accounts receivable, net and other	(1,184)	(1,242)	(772)	(248)	(2,538)	(2,842)
Accounts payable	977	2,088	(4,793)	(4,777)	3,377	5,046
Accrued expenses and other	(15)	(252)	(972)	(1,657)	1,007	1,039
Additions to unearned revenue	2,340	3,047	5,154	7,100	9,355	13,877
Amortization of previously unearned revenue	(2,208)	(3,434)	(4,318)	(6,681)	(7,994)	(12,340)
Net cash provided by (used in) operating activities	3,578	3,829	1,625	2,239	13,049	17,885
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,711)	(2,501)	(2,890)	(4,362)	(5,395)	(8,207)
Acquisitions, net of cash acquired, and other	(14)	(633)	(30)	(678)	(452)	(765)
Sales and maturities of marketable securities	931	2,293	2,069	4,202	4,249	6,866
Purchases of marketable securities	(1,645)	(4,210)	(2,281)	(5,829)	(4,762)	(11,304)
Net cash provided by (used in) investing activities	(2,439)	(5,051)	(3,132)	(6,667)	(6,360)	(13,410)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	66	66	75	90	202	636
Repayments of long-term debt and other	(70)	(54)	(245)	(122)	(1,366)	(232)
Principal repayments of capital lease obligations	(1,116)	(1,228)	(1,917)	(2,060)	(3,298)	(4,003)
Principal repayments of finance lease obligations	(32)	(47)	(61)	(85)	(108)	(170)
Net cash provided by (used in) financing activities	(1,152)	(1,263)	(2,148)	(2,177)	(4,570)	(3,769)
Foreign currency effect on cash and cash equivalents	64	248	286	474	133	(24)
Net increase (decrease) in cash and cash equivalents	51	(2,237)	(3,369)	(6,131)	2,252	682
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,521	$13,203	$12,521	$13,203	$12,521	$13,203
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$143	$146	$145	$150	$301	$295
Cash paid for interest on capital and finance lease obligations	48	62	95	123	180	234
Cash paid for income taxes, net of refunds	88	447	226	693	380	879
Property and equipment acquired under capital leases	1,422	2,724	2,297	4,612	4,676	8,019
Property and equipment acquired under build-to-suit leases	231	748	582	1,948	870	2,575
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net product sales	$21,116	$24,745	$41,697	$48,479
Net service sales	9,288	13,210	17,835	25,190
Total net sales	30,404	37,955	59,532	73,669
Operating expenses:
Cost of sales	19,180	23,451	38,047	45,891
Fulfillment	3,878	5,158	7,565	9,855
Marketing	1,546	2,229	2,982	4,150
Technology and content	3,880	5,549	7,405	10,363
General and administrative	580	874	1,077	1,669
Other operating expense, net	55	66	100	109
Total operating expenses	29,119	37,327	57,176	72,037
Operating income	1,285	628	2,356	1,632
Interest income	24	44	45	83
Interest expense	(116)	(143)	(233)	(282)
Other income (expense), net	(14)	137	66	185
Total non-operating income (expense)	(106)	38	(122)	(14)
Income before income taxes	1,179	666	2,234	1,618
Provision for income taxes	(307)	(467)	(782)	(695)
Equity-method investment activity, net of tax	(15)	(2)	(82)	(2)
Net income	$857	$197	$1,370	$921
Basic earnings per share	$1.81	$0.41	$2.90	$1.93
Diluted earnings per share	$1.78	$0.40	$2.84	$1.87
Weighted-average shares used in computation of earnings per share:
Basic	473	479	472	478
Diluted	483	492	482	491
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net income	$857	$197	$1,370	$921
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $36, $(2), $13, and $(15)	11	194	113	381
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(17), $3, $(17), and $2	31	(6)	37	(8)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, $(1), and $0	1	2	2	5
Net unrealized gains (losses) on available-for-sale securities	32	(4)	39	(3)
Total other comprehensive income (loss)	43	190	152	378
Comprehensive income	$900	$387	$1,522	$1,299
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2016	June 30, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,334	$13,203
Marketable securities	6,647	8,248
Inventories	11,461	11,510
Accounts receivable, net and other	8,339	8,046
Total current assets	45,781	41,007
Property and equipment, net	29,114	37,083
Goodwill	3,784	4,254
Other assets	4,723	5,437
Total assets	$83,402	$87,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,309	$21,439
Accrued expenses and other	13,739	14,016
Unearned revenue	4,768	5,065
Total current liabilities	43,816	40,520
Long-term debt	7,694	7,683
Other long-term liabilities	12,607	16,364
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 500 and 504
Outstanding shares — 477 and 480	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	17,186	19,129
Accumulated other comprehensive loss	(985)	(607)
Retained earnings	4,916	6,524
Total stockholders’ equity	19,285	23,214
Total liabilities and stockholders’ equity	$83,402	$87,781
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Shares used in computation of basic earnings per share	473	479	472	478
Total dilutive effect of outstanding stock awards	10	13	10	13
Shares used in computation of diluted earnings per share	483	492	482	491
Accounting Pronouncements Recently Adopted
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
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this ASU in Q1 2017 by recording the cumulative impact through an increase in retained earnings of $687 million, and we will continue to estimate expected forfeitures. Additionally, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $113 million, $320 million and $323 million for the three months, six months, and twelve months ended June 30, 2016 from financing activities to operating activities.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. As we evaluate the impact of this ASU, the more significant changes that we have identified relate to the timing of when we recognize revenue and the gross amount of revenue that we present. These timing changes will include Amazon-branded electronic devices sold through retailers, which will be recognized upon sale to the retailer rather than to end customers, and the unredeemed portion of our gift cards, which we will begin to recognize over the expected customer redemption period, which is substantially within nine months, rather than waiting until gift cards expire or when the likelihood of redemption becomes remote, generally two years from the date of issuance. In addition, certain advertising services will be classified as revenue rather than a reduction in cost of sales. We are continuing to evaluate the impact that this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements, including the related disclosures. We plan to adopt this ASU beginning in Q1 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
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
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We expect the ASU will have a material impact on our consolidated financial statements, including retained earnings, deferred taxes, and related disclosures. The amount of the impact will depend on results for 2017.
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
Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2016, and June 30, 2017, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2016, and June 30, 2017.
The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2016	June 30, 2017
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,883	$6,445	$—	$—	$6,445
Level 1 securities:
Money market funds	11,940	7,201	—	—	7,201
Equity securities	51	32	32	—	64
Level 2 securities:
Foreign government and agency securities	337	487	—	—	487
U.S. government and agency securities	4,816	4,556	1	(8)	4,549
Corporate debt securities	2,104	2,598	2	(2)	2,598
Asset-backed securities	353	608	—	(3)	605
Other fixed income securities	97	150	—	—	150
	$26,581	$22,077	$35	$(13)	$22,099
Less: Restricted cash, cash equivalents, and marketable securities (1)	(600)				(648)
Total cash, cash equivalents, and marketable securities	$25,981				$21,451
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

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of June 30, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,088	$12,085
Due after one year through five years	3,021	3,017
Due after five years through ten years	176	175
Due after ten years	315	313
Total	$15,600	$15,590
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2016, and June 30, 2017, these warrants had a fair value of $223 million and $344 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $(26) million and $54 million in Q2 2016 and Q2 2017, and $(20) million and $69 million for the six months ended June 30, 2016 and 2017. These assets are primarily classified as Level 2 assets.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, and renewable energy facilities. Rental expense under operating lease agreements was $336 million and $439 million for Q2 2016 and Q2 2017, and $657 million and $850 million for the six months ended June 30, 2016 and 2017.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations, as of June 30, 2017 (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt principal and interest	$1,195	$327	$1,571	$467	$1,247	$7,911	$12,718
Capital lease obligations, including interest (1)	2,677	4,492	3,119	1,122	397	392	12,199
Finance lease obligations, including interest (2)	132	287	294	298	306	2,474	3,791
Operating leases	778	1,463	1,391	1,257	1,099	4,650	10,638
Unconditional purchase obligations (3)	267	634	436	190	76	20	1,623
Other commitments (4) (5)	769	1,190	818	664	511	4,254	8,206
Total commitments	$5,818	$8,393	$7,629	$3,998	$3,636	$19,701	$49,175
___________________

(1)
Excluding interest, current capital lease obligations of $4.0 billion and $4.9 billion are recorded within “Accrued expenses and other” as of December 31, 2016, and June 30, 2017, and $5.1 billion and $6.9 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and June 30, 2017.

(2)
Excluding interest, current finance lease obligations of $144 million and $173 million are recorded within “Accrued expenses and other” as of December 31, 2016, and June 30, 2017, and $2.4 billion and $2.9 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and June 30, 2017.

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

(5)	Excludes $1.9 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

In June 2017, we entered into an agreement to acquire all of the outstanding shares of Whole Foods Market, Inc. for approximately $13.7 billion, including Whole Foods Market’s net debt. We expect to fund this acquisition with debt financing together with cash on hand. We expect the acquisition to close in 2017, subject to customary closing conditions.
Pledged Assets
As of December 31, 2016, and June 30, 2017, we have pledged or otherwise restricted $715 million and $754 million of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for standby and trade letters of credit, guarantees, debt relating to certain international operations, real estate leases, and amounts due to third-party sellers in certain jurisdictions.

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
We are subject to claims related to various indirect taxes (such as sales, value added, consumption, service, and similar taxes), including in jurisdictions in which we already collect and remit such taxes. If the relevant taxing authorities were successfully to pursue these claims, we could be subject to significant additional tax liabilities. For example, in June 2017, the State of South Carolina issued an assessment for uncollected sales and use taxes for the period from January 2016 to March 2016, including interest and penalties. South Carolina is alleging that we should have collected sales and use taxes on transactions by our third-party sellers. We believe the assessment is without merit. If South Carolina or other states were successfully to seek additional adjustments of a similar nature, we could be subject to significant additional tax liabilities. We intend to defend ourselves vigorously in this matter.
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2016 Annual Report on Form 10-K and in Item 1 of Part 1, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2017, as supplemented by the following:
In November 2015, Eolas Technologies, Inc. filed a complaint against Amazon.com, Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that the use of “interactive features” on www.amazon.com, including “search suggestions and search results,” infringes U.S. Patent No. 9,195,507, entitled “Distributed Hypermedia Method and System for Automatically Invoking External Application Providing Interaction and Display of Embedded Objects Within A Hypermedia Document.” The complaint sought a judgment of infringement together with costs and attorneys’ fees. In February 2016, Eolas filed an amended complaint seeking, among other things, an unspecified amount of damages. In February 2017, Eolas alleged in its damages report that in the event of a finding of liability Amazon could be subject to $130-$250 million in damages. In April 2017, the case was transferred to the United States District Court for the Northern District of California. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In May 2017, the University of Tennessee Research Foundation and Saint Matthew Research, LLC filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the Eastern District of Tennessee. The complaint alleges, among other things, that certain Amazon Web Services products or services (including among others Amazon Redshift, Amazon High Performance Computing, Amazon CloudWatch, Amazon Auto Scaling, Amazon Elastic Load Balancing, Amazon RDS, and Amazon Machine Learning) infringe U.S. Patent Nos. 7,454,411 and 8,099,733, entitled “Parallel Data Processing Architecture;” 6,741,983 and 7,882,106, entitled “Method of Indexed Storage and Retrieval of Multidimensional Information;” and 7,272,612, entitled “Method of Partitioning Data Records.” The complaint seeks an unspecified amount of damages, enhanced damages, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2017 Acquisition Activity
On May 12, 2017, we acquired Souq Group Ltd. (“Souq”), an e-commerce company, for approximately $586 million, net of cash acquired, to expand our retail presence. During the six months ended June 30, 2017, we also acquired certain other companies for an aggregate purchase price of $86 million. The primary reason for our other 2017 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant. Due to the limited amount of time since the acquisition of Souq, the valuation of certain assets and liabilities is preliminary and subject to change. The aggregate purchase price of these acquisitions was allocated as follows (in millions):

Purchase Price
Cash paid, net of cash acquired	$586
Indemnification holdback	86
$672
Allocation
Goodwill	$425
Intangible assets (1):
Marketing-related	62
Contract-based	32
Technology-based	108
Customer-related	48
250
Property and equipment	14
Deferred tax assets	15
Other assets acquired	134
Deferred tax liabilities	(18)
Other liabilities assumed	(148)
$672
 ___________________

(1)	Acquired intangible assets have estimated useful lives of between one and seven years, with a weighted-average amortization period of four years.
We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of the companies acquired was $77 million and $26 million for the six months ended June 30, 2017. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the acquisitions during the six months ended June 30, 2017 had occurred on January 1, 2016 (in millions):

	Six Months Ended June 30,
	2016	2017
Net sales	$59,762	$73,855
Net income	$1,321	$873

Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in the first six months of 2017 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - December 31, 2016	$2,044	$694	$1,046	$3,784
New acquisitions	80	327	18	425
Other adjustments (1)	4	28	13	45
Goodwill - June 30, 2017	$2,128	$1,049	$1,077	$4,254
 ___________________

(1)	Primarily includes changes in foreign exchange rates.

Note 5 — LONG-TERM DEBT
In November 2012 and December 2014, we issued $3.0 billion and $6.0 billion of unsecured senior notes, of which $8.3 billion is outstanding, as described in the table below (collectively, the “Notes”). As of December 31, 2016, and June 30, 2017, the unamortized discount on the Notes was $90 million and $86 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $588 million and $582 million as of December 31, 2016, and June 30, 2017. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2016	June 30, 2017
1.20% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.60% Notes due on December 5, 2019 (2)	1,000	1,000
3.30% Notes due on December 5, 2021 (2)	1,000	1,000
2.50% Notes due on November 29, 2022 (1)	1,250	1,250
3.80% Notes due on December 5, 2024 (2)	1,250	1,250
4.80% Notes due on December 5, 2034 (2)	1,250	1,250
4.95% Notes due on December 5, 2044 (2)	1,500	1,500
Credit Facility	495	500
Other long-term debt	93	82
Total debt	8,838	8,832
Less current portion of long-term debt	(1,056)	(1,063)
Face value of long-term debt	$7,782	$7,769
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.
Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the Notes are used for general corporate purposes. The estimated fair value of the Notes was approximately $8.7 billion and $8.9 billion as of December 31, 2016, and June 30, 2017, which is based on quoted prices for our publicly-traded debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility (the “Credit Facility”) with a lender that is secured by certain seller receivables. The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $495 million and $500 million of borrowings outstanding under the Credit Facility as of December 31, 2016, and June 30, 2017, with weighted-average interest rates of 2.3% and 2.5% as of December 31, 2016, and June 30, 2017. As of December 31, 2016, and

June 30, 2017, we have pledged $579 million and $589 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and June 30, 2017.
The other debt, including the current portion, had a weighted-average interest rate of 3.4% and 3.9% as of December 31, 2016, and June 30, 2017. We used the net proceeds from the issuance of this debt primarily to fund certain international operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and June 30, 2017.
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of December 31, 2016, and June 30, 2017.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaced the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q2 2016 or Q2 2017.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 497 million and 502 million as of December 31, 2016, and June 30, 2017. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of sales (1)	$—	$12	$—	$21
Fulfillment	186	261	302	425
Marketing	80	133	136	228
Technology and content	419	633	737	1,073
General and administrative	83	119	137	205
Total stock-based compensation expense	$768	$1,158	$1,312	$1,952
___________________

(1)	Beginning in Q3 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.
The following table summarizes our restricted stock unit activity for the six months ended June 30, 2017 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2016	19.8	$506
Units granted	6.1	906
Units vested	(3.5)	382
Units forfeited	(0.9)	592
Outstanding as of June 30, 2017	21.5	$636

Scheduled vesting for outstanding restricted stock units as of June 30, 2017, is as follows (in millions):

	Six Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled vesting—restricted stock units	3.4	7.4	6.9	2.7	0.8	0.3	21.5
As of June 30, 2017, there was $6.6 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.2 years. The estimated forfeiture rate as of December 31, 2016 and June 30, 2017, was 28% and 27%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
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
For 2017, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by the recording of valuation allowances against the deferred tax assets related to net operating losses generated in Luxembourg and state income taxes.
Our income tax provision for the six months ended June 30, 2016 was $782 million, which included $70 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the six months ended June 30, 2017 was $695 million, which included $197 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by a valuation allowance we recorded against the deferred tax assets related to net operating losses generated in Luxembourg and the estimated impact of audit-related developments.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including recent cumulative loss experience and expectations of future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In Q2 2017, we recognized an estimated charge to tax expense of $600 million to record a valuation allowance against the net deferred tax assets in Luxembourg.
Cash paid for income taxes, net of refunds was $88 million and $447 million in Q2 2016 and Q2 2017, and $226 million and $693 million for the six months ended June 30, 2016 and 2017.
As of December 31, 2016, and June 30, 2017, tax contingencies were $1.7 billion and $1.9 billion. We expect the total amount of tax contingencies will grow in 2017. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
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

Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
North America
Net sales	$17,674	$22,370	$34,670	$43,362
Operating expenses	16,972	21,934	33,380	42,330
Operating income	$702	$436	$1,290	$1,032

International
Net sales	$9,844	$11,485	$19,410	$22,546
Operating expenses	9,979	12,209	19,665	23,752
Operating income (loss)	$(135)	$(724)	$(255)	$(1,206)

AWS
Net sales	$2,886	$4,100	$5,452	$7,761
Operating expenses	2,168	3,184	4,131	5,955
Operating income	$718	$916	$1,321	$1,806

Consolidated
Net sales	$30,404	$37,955	$59,532	$73,669
Operating expenses	29,119	37,327	57,176	72,037
Operating income	1,285	628	2,356	1,632
Total non-operating income (expense)	(106)	38	(122)	(14)
Provision for income taxes	(307)	(467)	(782)	(695)
Equity-method investment activity, net of tax	(15)	(2)	(82)	(2)
Net income	$857	$197	$1,370	$921

Net sales by groups of similar products and services is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net Sales:
Retail products (1)	$20,378	$23,754	$40,293	$46,580
Retail third-party seller services (2)	5,083	6,991	9,885	13,429
Retail subscription services (3)	1,431	2,165	2,732	4,104
AWS	2,886	4,100	5,452	7,761
Other (4)	626	945	1,170	1,795
Consolidated	$30,404	$37,955	$59,532	$73,669
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, the amount that Amazon.com invests in new business opportunities and the timing of those investments, the mix of products and services sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income or other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims, fulfillment, sortation, delivery, and data center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, proposed and completed acquisitions and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part II, “Risk Factors.”
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of June 30, 2017, we would have recorded an additional cost of sales of approximately $130 million.
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
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part 1, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2017	2016	2017	2016	2017
Cash provided by (used in):
Operating activities	$3,578	$3,829	$1,625	$2,239	$13,049	$17,885
Investing activities	(2,439)	(5,051)	(3,132)	(6,667)	(6,360)	(13,410)
Financing activities	(1,152)	(1,263)	(2,148)	(2,177)	(4,570)	(3,769)
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $26.0 billion and $21.5 billion as of December 31, 2016, and June 30, 2017. Amounts held in foreign currencies were $9.1 billion and $7.3 billion as of December 31, 2016, and June 30, 2017, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $3.6 billion and $3.8 billion for Q2 2016 and Q2 2017, and $1.6 billion and $2.2 billion for the six months ended June 30, 2016 and 2017. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended June 30, 2017, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(2.4) billion and $(5.1) billion for Q2 2016 and Q2 2017, and $(3.1) billion and $(6.7) billion for the six months ended June 30, 2016 and 2017, with the variability caused primarily by our decision to purchase or lease property and equipment, purchases, maturities, and sales of marketable securities, and changes in cash paid for acquisitions. Cash capital expenditures were $1.7 billion and $2.5 billion during Q2 2016 and Q2 2017, and $2.9 billion and $4.4 billion for the six months ended June 30, 2016 and 2017, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $118 million and $90 million for internal-use software and website development during Q2 2016 and Q2 2017, and $229 million and $164 million for the six months ended June 30, 2016 and 2017. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $14 million and $633 million during Q2 2016 and Q2 2017, and $30 million and $678 million for the six months ended June 30, 2016 and 2017.
Cash provided by (used in) financing activities was $(1.2) billion and $(1.3) billion for Q2 2016 and Q2 2017, and $(2.1) billion and $(2.2) billion for the six months ended June 30, 2016 and 2017. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.2 billion and $1.3 billion in Q2 2016 and Q2 2017, and $2.2 billion and $2.3 billion for the six months ended June 30, 2016 and 2017. Property and equipment acquired under capital leases was $1.4 billion and $2.7 billion during Q2 2016 and Q2 2017, and $2.3 billion and $4.6 billion for the six months ended June 30, 2016 and 2017, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $66 million and $66 million in Q2 2016 and Q2 2017, and $75 million and $90 million for the six months ended June 30, 2016 and 2017.
We had no borrowings outstanding under our Credit Agreement and $500 million of borrowings outstanding under our Credit Facility as of June 30, 2017. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.

In June 2017, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A. (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $13.7 billion (the “Bridge Facility”), to fund the consideration for the acquisition of Whole Foods Market, Inc. To the extent we obtain funding for the acquisition by issuing debt securities or obtaining other loans, the availability of the Bridge Facility is correspondingly reduced. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms sets forth in the Commitment Letter, and (ii) the consummation of the acquisition of Whole Foods Market, Inc.
We recorded net tax provisions of $307 million and $467 million in Q2 2016 and Q2 2017, and $782 million and $695 million for the six months ended June 30, 2016 and 2017. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid, net of refunds were $88 million and $447 million for Q2 2016 and Q2 2017, and $226 million and $693 million for the six months ended June 30, 2016 and 2017. As of December 31, 2016, our federal net operating loss carryforward was approximately $76 million and we had approximately $608 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. We expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for standby and trade letters of credit, guarantees, debt, and real estate leases. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2016, and June 30, 2017, restricted cash, cash equivalents, and marketable securities were $600 million and $648 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $12.9 billion as of June 30, 2017. Purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
We expect to fund the acquisition of Whole Foods Market, Inc. with debt financing together with cash on hand. We believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as borrowing available under our credit agreements, will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.” We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain capital, finance, and operating lease arrangements, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net Sales:
North America	$17,674	$22,370	$34,670	$43,362
International	9,844	11,485	19,410	22,546
AWS	2,886	4,100	5,452	7,761
Consolidated	$30,404	$37,955	$59,532	$73,669
Year-over-year Percentage Growth:
North America	28%	27%	27%	25%
International	30	17	27	16
AWS	58	42	61	42
Consolidated	31	25	30	24
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	28%	27%	28%	25%
International	28	22	27	21
AWS	58	42	61	42
Consolidated	30	26	30	25
Net sales mix:
North America	58%	59%	58%	59%
International	32	30	33	31
AWS	10	11	9	10
Consolidated	100%	100%	100%	100%
Sales increased 25% in Q2 2017 and 24% for the six months ended June 30, 2017, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(502) million for Q2 2017, and by $(994) million for the six months ended June 30, 2017. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 27% in Q2 2017 and 25% for the six months ended June 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 17% in Q2 2017 and 16% for the six months ended June 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(480) million for Q2 2017, and by $(982) million for the six months ended June 30, 2017.

AWS sales increased 42% in Q2 2017 and the six months ended June 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Operating Income (Loss):
North America	$702	$436	$1,290	$1,032
International	(135)	(724)	(255)	(1,206)
AWS	718	916	1,321	1,806
Consolidated	$1,285	$628	$2,356	$1,632
Operating income decreased from $1.3 billion in Q2 2016, to $0.6 billion in Q2 2017, and decreased from $2.4 billion for the six months ended June 30, 2016, to $1.6 billion for the six months ended June 30, 2017. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating income by $11 million for Q2 2017, and by $16 million for the six months ended June 30, 2017.
The increase in International operating loss in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating income (loss) by $(59) million for Q2 2017, and by $(92) million for the six months ended June 30, 2017.
The increase in AWS operating income in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $10 million for Q2 2017, and by $7 million for the six months ended June 30, 2017.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Operating Expenses:
Cost of sales	$19,180	$23,451	$38,047	$45,891
Fulfillment	3,878	5,158	7,565	9,855
Marketing	1,546	2,229	2,982	4,150
Technology and content	3,880	5,549	7,405	10,363
General and administrative	580	874	1,077	1,669
Other operating expense, net	55	66	100	109
Total operating expenses	$29,119	$37,327	$57,176	$72,037
Year-over-year Percentage Growth:
Cost of sales	27%	22%	25%	21%
Fulfillment	35	33	34	30
Marketing	35	44	34	39
Technology and content	28	43	28	40
General and administrative	24	51	20	55
Other operating expense, net	14	19	9	9
Percent of Net Sales:
Cost of sales	63.0%	61.8%	63.9%	62.3%
Fulfillment	12.8	13.6	12.7	13.4
Marketing	5.1	5.9	5.0	5.6
Technology and content	12.8	14.6	12.4	14.1
General and administrative	1.9	2.3	1.8	2.3
Other operating expense, net	0.2	0.2	0.2	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including Prime Video and Prime Music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $3.4 billion and $4.6 billion in Q2 2016 and Q2 2017, and $6.6 billion and $9.0 billion for the six months ended June 30, 2016 and 2017. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network.
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
The increase in marketing costs in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q2 2017, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2016 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q2 2016 and Q2 2017, we capitalized $145 million (including $27 million of stock-based compensation) and $111 million (including $20 million of stock-based compensation) of costs associated with internal-use software and website development. For the six months ended June 30, 2016 and 2017, we capitalized $280 million (including $51 million of stock-based compensation) and $206 million (including $41 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $160 million and $145 million for Q2 2016 and Q2 2017, and $321 million and $296 million for the six months ended June 30, 2016 and 2017.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q2 2017 and for the six months ended June 30, 2017, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense, Net
Other operating expense, net was $55 million and $66 million for Q2 2016 and Q2 2017, and $100 million and $109 million for the six months ended June 30, 2016 and 2017, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $24 million and $44 million during Q2 2016 and Q2 2017, and $45 million and $83 million for the six months ended June 30, 2016 and 2017. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $116 million and $143 million during Q2 2016 and Q2 2017, and $233 million and $282 million for the six months ended June 30, 2016 and 2017. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $(14) million and $137 million during Q2 2016 and Q2 2017, and $66 million and $185 million for the six months ended June 30, 2016 and 2017. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation and other investment gains (losses).
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
For 2017, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by the recording of valuation allowances against the deferred tax assets related to net operating losses generated in Luxembourg and state income taxes.
Our income tax provision for the six months ended June 30, 2016 was $782 million, which included $70 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the six months ended June 30, 2017 was $695 million, which included $197 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by a valuation allowance we recorded against the deferred tax assets related to net operating losses generated in Luxembourg and the estimated impact of audit-related developments.
We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including recent cumulative loss experience and expectations of future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. In Q2 2017, we recognized an estimated charge to tax expense of $600 million to record a valuation allowance against the net deferred tax assets in Luxembourg.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(15) million and $(2) million during Q2 2016 and Q2 2017, and $(82) million and $(2) million for the six months ended June 30, 2016 and 2017. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during the periods.

Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases. As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $323 million for the twelve months ended June 30, 2016 from financing activities to operating activities.
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2017 (in millions):

	Twelve Months Ended June 30,
	2016	2017
Net cash provided by (used in) operating activities	13,049	17,885
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(8,207)
Free cash flow	$7,654	$9,678

Net cash provided by (used in) investing activities	$(6,360)	$(13,410)
Net cash provided by (used in) financing activities	$(4,570)	$(3,769)
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2017 (in millions):

	Twelve Months Ended June 30,
	2016	2017
Net cash provided by (used in) operating activities	$13,049	$17,885
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(8,207)
Principal repayments of capital lease obligations	(3,298)	(4,003)
Principal repayments of finance lease obligations	(108)	(170)
Free cash flow less lease principal repayments	$4,248	$5,505

Net cash provided by (used in) investing activities	$(6,360)	$(13,410)
Net cash provided by (used in) financing activities	$(4,570)	$(3,769)

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended June 30, 2016 and 2017 (in millions):

	Twelve Months Ended June 30,
	2016	2017
Net cash provided by (used in) operating activities	$13,049	$17,885
Purchases of property and equipment, including internal-use software and website development, net	(5,395)	(8,207)
Property and equipment acquired under capital leases	(4,676)	(8,019)
Principal repayments of finance lease obligations	(108)	(170)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$2,870	$1,489

Net cash provided by (used in) investing activities	$(6,360)	$(13,410)
Net cash provided by (used in) financing activities	$(4,570)	$(3,769)
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2017			2016			2017
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$30,404	$(166)	$30,238	$37,955	$502	$38,457	$59,532	$44	$59,576	$73,669	$994	$74,663
Operating expenses	29,119	(121)	28,998	37,327	464	37,791	57,176	139	57,315	72,037	925	72,962
Operating income	1,285	(45)	1,240	628	38	666	2,356	(95)	2,261	1,632	69	1,701
___________________

(1)	Represents the increase or decrease in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on July 27, 2017, in our earnings release furnished on Form 8-K as set forth below. This guidance excludes the impact of our proposed acquisition of Whole Foods Market, Inc. These forward-looking statements reflect Amazon.com’s expectations as of July 27, 2017, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Third Quarter 2017 Guidance

•
Net sales are expected to be between $39.25 billion and $41.75 billion, or to grow between 20% and 28% compared with third quarter 2016. This guidance anticipates an unfavorable impact of approximately $125 million or 40 basis points from foreign exchange rates.

•	Operating income (loss) is expected to be between $(400) million and $300 million, compared with $575 million in third quarter 2016.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q2 2017, net sales from our International segment accounted for 30% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment sales in Q2 2017 decreased by $480 million in comparison with Q2 2016.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2017, of $7.3 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $365 million, $730 million, and $1.5 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of June 30, 2017, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $220 million, $460 million, and $1.0 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of June 30, 2017, our recorded value in equity and equity warrant investments in public and private companies was $623 million. We record our equity and equity warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $338 million of our investments as of June 30, 2017. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments
We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions (such as our proposed acquisition of Whole Foods Market, Inc.) create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;

•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of completing such transactions and achieving anticipated benefits within expected timeframes, or at all;

•	the difficulty of incorporating acquired operations, technology, and rights into our offerings, and unanticipated expenses related to such integration;

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

•	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a larger public company;

•	the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•
for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or (such as for our proposed acquisition of Whole Foods Market, Inc.) incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and June 2017, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $24,700 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $8,100 for individuals who may have been acting for five Iranian embassies located in countries other than Iran; consumer products valued at approximately $600 for individuals who may have been acting for three entities owned or controlled by the Iranian government; consumer products valued at approximately $60 for individuals who may have been acting for two entities designated under Executive Order 13224, one of which is owned or controlled by the Iranian government; and consumer products valued at approximately $300 for an individual designated under Executive Order 13224. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, and musical instruments. We are unable accurately to calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: July 27, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 15, 2017, among the Company, Walnut Merger Sub, Inc., and Whole Foods Market, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 16, 2017).*

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

10.1
Commitment Letter, dated as of June 15, 2017, by and among the Company, Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 16, 2017).

10.2	Form of Global Restricted Stock Unit Award Agreement for Executive Officers.

31.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Jeffrey P. Bezos, Chairman and Chief Executive Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Brian T. Olsavsky, Senior Vice President and Chief Financial Officer of Amazon.com, Inc., pursuant to 18 U.S.C. Section 1350.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.