Form 10-Q
period 2017-09-30
AMAZON COM INC
filed 2017-10-27
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
481,872,175 shares of common stock, par value $0.01 per share, outstanding as of October 18, 2017

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2017	2016	2017	2016	2017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,521	$13,203	$15,890	$19,334	$10,709	$13,656
OPERATING ACTIVITIES:
Net income	252	256	1,622	1,176	2,105	1,926
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	2,084	2,912	5,819	7,980	7,572	10,277
Stock-based compensation	776	1,085	2,088	3,036	2,694	3,923
Other operating expense, net	31	43	128	146	163	177
Other expense (income), net	(23)	(128)	(41)	(288)	39	(267)
Deferred income taxes	(81)	(74)	36	279	226	(2)
Changes in operating assets and liabilities:
Inventories	(1,095)	(1,593)	(383)	(1,328)	(1,726)	(2,371)
Accounts receivable, net and other	(671)	(1,758)	(1,443)	(2,005)	(2,621)	(3,929)
Accounts payable	2,540	3,046	(2,252)	(1,731)	3,887	5,551
Accrued expenses and other	441	(122)	(531)	(1,778)	1,306	476
Additions to unearned revenue	2,802	3,762	7,956	10,862	10,377	14,837
Amortization of previously unearned revenue	(2,397)	(3,578)	(6,715)	(10,259)	(9,018)	(13,521)
Net cash provided by (used in) operating activities	4,659	3,851	6,284	6,090	15,004	17,077
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development, net	(1,841)	(2,659)	(4,731)	(7,022)	(6,040)	(9,027)
Acquisitions, net of cash acquired, and other	(84)	(13,213)	(113)	(13,891)	(430)	(13,893)
Sales and maturities of marketable securities	1,431	2,221	3,500	6,424	4,635	7,656
Purchases of marketable securities	(2,076)	(5,469)	(4,358)	(11,298)	(5,717)	(14,697)
Net cash provided by (used in) investing activities	(2,570)	(19,120)	(5,702)	(25,787)	(7,552)	(29,961)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	8	16,080	83	16,170	176	16,707
Repayments of long-term debt and other	(26)	(79)	(271)	(202)	(1,212)	(285)
Principal repayments of capital lease obligations	(938)	(1,267)	(2,855)	(3,327)	(3,579)	(4,331)
Principal repayments of finance lease obligations	(44)	(49)	(105)	(134)	(131)	(175)
Net cash provided by (used in) financing activities	(1,000)	14,685	(3,148)	12,507	(4,746)	11,916
Foreign currency effect on cash and cash equivalents	46	148	332	623	241	79
Net increase (decrease) in cash and cash equivalents	1,135	(436)	(2,234)	(6,567)	2,947	(889)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,656	$12,767	$13,656	$12,767	$13,656	$12,767
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$1	$5	$146	$155	$295	$299
Cash paid for interest on capital and finance lease obligations	50	112	145	235	188	296
Cash paid for income taxes, net of refunds	91	172	317	865	390	960
Property and equipment acquired under capital leases	1,369	2,256	3,666	6,867	4,998	8,905
Property and equipment acquired under build-to-suit leases	211	750	793	2,698	956	3,114
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net product sales	$22,339	$28,768	$64,036	$77,248
Net service sales	10,375	14,976	28,210	40,165
Total net sales	32,714	43,744	92,246	117,413
Operating expenses:
Cost of sales	21,260	27,549	59,306	73,439
Fulfillment	4,335	6,420	11,900	16,275
Marketing	1,738	2,479	4,720	6,629
Technology and content	4,135	5,944	11,541	16,306
General and administrative	639	960	1,715	2,630
Other operating expense, net	32	45	133	155
Total operating expenses	32,139	43,397	89,315	115,434
Operating income	575	347	2,931	1,979
Interest income	26	54	71	137
Interest expense	(118)	(228)	(351)	(510)
Other income (expense), net	8	143	75	329
Total non-operating income (expense)	(84)	(31)	(205)	(44)
Income before income taxes	491	316	2,726	1,935
Provision for income taxes	(229)	(58)	(1,012)	(755)
Equity-method investment activity, net of tax	(10)	(2)	(92)	(4)
Net income	$252	$256	$1,622	$1,176
Basic earnings per share	$0.53	$0.53	$3.43	$2.46
Diluted earnings per share	$0.52	$0.52	$3.36	$2.39
Weighted-average shares used in computation of earnings per share:
Basic	474	481	473	479
Diluted	485	494	483	492
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net income	$252	$256	$1,622	$1,176
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $6, $10, $18, and $(5)	19	104	133	486
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(15), $(1), $(32), and $1	29	(2)	65	(10)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $(1), $0, $(2), and $0	2	3	4	8
Net unrealized gains (losses) on available-for-sale securities	31	1	69	(2)
Total other comprehensive income (loss)	50	105	202	484
Comprehensive income	$302	$361	$1,824	$1,660
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2016	September 30, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,334	$12,767
Marketable securities	6,647	11,543
Inventories	11,461	13,711
Accounts receivable, net and other	8,339	10,557
Total current assets	45,781	48,578
Property and equipment, net	29,114	45,335
Goodwill	3,784	13,271
Other assets	4,723	8,083
Total assets	$83,402	$115,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,309	$26,075
Accrued expenses and other	13,739	15,844
Unearned revenue	4,768	5,153
Total current liabilities	43,816	47,072
Long-term debt	7,694	24,710
Other long-term liabilities	12,607	18,827
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 500 and 505
Outstanding shares — 477 and 482	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	17,186	20,212
Accumulated other comprehensive loss	(985)	(501)
Retained earnings	4,916	6,779
Total stockholders’ equity	19,285	24,658
Total liabilities and stockholders’ equity	$83,402	$115,267
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
Principles of Consolidation
The consolidated financial statements include the accounts of Amazon.com, Inc., its wholly-owned subsidiaries, and those entities in which we have a variable interest and of which we are the primary beneficiary, including certain entities in India and China and that support our seller lending financing activities (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. The financial results of Whole Foods Market, Inc. (“Whole Foods Market”) have been included in our consolidated financial statements from the date of acquisition on August 28, 2017.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Shares used in computation of basic earnings per share	474	481	473	479
Total dilutive effect of outstanding stock awards	11	13	10	13
Shares used in computation of diluted earnings per share	485	494	483	492
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
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this ASU in Q1 2017 by recording the cumulative impact through an increase in retained earnings of $687 million, and we will continue to estimate expected forfeitures. Additionally, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $173 million, $493 million and $401 million for the three months, nine months, and twelve months ended September 30, 2016 from financing activities to operating activities.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this ASU on January 1, 2018 with a cumulative adjustment that will increase retained earnings as opposed to retrospectively adjusting prior periods. The adjustment will primarily relate to the unredeemed portion of our gift cards, which we will begin to recognize over the expected customer redemption period, which is substantially within nine months, rather than waiting until gift cards expire or when the likelihood of redemption becomes remote, generally two years from the date of issuance. Prospectively, revenue related to Amazon-branded electronic devices sold through retailers will be recognized upon sale to the retailer rather than to end customers. We also anticipate a change to the recognition and classification of Amazon Prime memberships, which are currently considered arrangements with multiple deliverables that are allocated among products sales and service sales. Upon adoption of the ASU, Amazon Prime memberships will be accounted for as a single performance obligation recognized ratably over the membership period and will be classified as service sales. Other changes that we have identified relate primarily to the presentation of revenue. Certain advertising services will be classified as revenue rather than a reduction in cost of sales, and sales of apps and in-app content will primarily be presented on a net basis. Our assessment of policy changes resulting from this ASU is substantially complete and we are currently evaluating the quantitative impact of these changes in both recognition and presentation and the related disclosures.
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this ASU beginning in Q1 2019. We are currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this ASU beginning in Q1 2018. We estimate the ASU will have an impact of approximately $400 million on our consolidated financial statements, including retained earnings and deferred taxes. This estimate takes into account valuation allowances that we anticipate recording against certain material deferred tax assets. However, the final impact will depend on the balance of property transferred among subsidiaries as of the adoption date. We will recognize incremental deferred tax expense as these deferred tax assets are utilized. Any change in our assessment of the likelihood of our ability to realize deferred tax assets will be reflected as an income tax benefit during the quarter of such change.
In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this ASU beginning in Q1 2018.

Note 2 — CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2016, and September 30, 2017, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2016, and September 30, 2017.
The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2016	September 30, 2017
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,883	$8,658	$—	$—	$8,658
Level 1 securities:
Money market funds	11,940	4,625	—	—	4,625
Equity securities	51	34	33	—	67
Level 2 securities:
Foreign government and agency securities	337	807	—	—	807
U.S. government and agency securities	4,816	5,400	2	(9)	5,393
Corporate debt securities	2,104	4,403	2	(3)	4,402
Asset-backed securities	353	853	—	(2)	851
Other fixed income securities	97	701	—	—	701
	$26,581	$25,481	$37	$(14)	$25,504
Less: Restricted cash, cash equivalents, and marketable securities (1)	(600)				(1,194)
Total cash, cash equivalents, and marketable securities	$25,981				$24,310
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for real estate leases, workers’ compensation obligations, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.

(2)
We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of September 30, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$11,305	$11,303
Due after one year through five years	4,355	4,351
Due after five years through ten years	317	316
Due after ten years	812	809
Total	$16,789	$16,779
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2016, and September 30, 2017, these warrants had a fair value of $223 million and $455 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $9 million and $76 million in Q3 2016 and Q3 2017, and $(11) million and $145 million for the nine months ended September 30, 2016 and 2017. These assets are primarily classified as Level 2 assets.
Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $367 million and $553 million for Q3 2016 and Q3 2017, and $1.0 billion and $1.4 billion for the nine months ended September 30, 2016 and 2017.

The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of September 30, 2017 (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt principal and interest	$1,182	$902	$2,212	$2,087	$1,833	$33,849	$42,065
Capital lease obligations, including interest (1)	1,543	5,406	4,024	1,813	514	671	13,971
Finance lease obligations, including interest (2)	98	391	406	410	421	3,890	5,616
Operating leases	925	2,321	2,254	2,112	1,922	12,535	22,069
Unconditional purchase obligations (3)	817	3,571	3,412	3,115	2,984	10,895	24,794
Other commitments (4) (5)	384	1,241	849	678	522	4,338	8,012
Total commitments	$4,949	$13,832	$13,157	$10,215	$8,196	$66,178	$116,527
___________________

(1)
Excluding interest, current capital lease obligations of $4.0 billion and $5.3 billion are recorded within “Accrued expenses and other” as of December 31, 2016, and September 30, 2017, and $5.1 billion and $7.6 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and September 30, 2017.

(2)
Excluding interest, current finance lease obligations of $144 million and $239 million are recorded within “Accrued expenses and other” as of December 31, 2016, and September 30, 2017, and $2.4 billion and $4.3 billion are recorded within “Other long-term liabilities” as of December 31, 2016, and September 30, 2017.

(3)
Includes unconditional purchase obligations related to certain products offered in our Whole Foods Market stores and long-term agreements to acquire and license digital media content that are not reflected on the consolidated balance sheets. For those digital media content agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. Purchase obligations associated with renewal provisions solely at the option of the content provider are included to the extent such commitments are fixed or a minimum amount is specified.

(4)
Includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements and equipment lease arrangements that have not been placed in service and digital media content liabilities associated with long-term digital media content assets with initial terms greater than one year.

(5)	Excludes $2.1 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2016, and September 30, 2017, we have pledged or otherwise restricted $715 million and $1.3 billion of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, workers’ compensation obligations, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
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

Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2016 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies — Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017, as supplemented by the following:
In March 2014, Kaavo, Inc. filed a complaint against Amazon.com, Inc. and Amazon Web Services, Inc. for patent infringement in the United States District Court for the District of Delaware. The complaint alleges, among other things, that Amazon Web Services’ Elastic Beanstalk and CloudFormation infringe U.S. Patent No. 8,271,974, entitled “Cloud Computing Lifecycle Management For N-Tier Applications.” The complaint seeks injunctive relief, an unspecified amount of damages, costs, and interest. In July 2015, Kaavo Inc. filed another complaint against Amazon.com, Inc. and Amazon Web Services, Inc. in the United States District Court for the District of Delaware. The 2015 complaint alleges, among other things, that CloudFormation infringes U.S. Patent No. 9,043,751, entitled “Methods And Devices For Managing A Cloud Computing Environment.” The 2015 complaint seeks injunctive relief, an unspecified amount of damages, enhanced damages, attorneys’ fees, costs, and interest. In September 2017, the 2015 case was stayed pending resolution of a review petition we filed with the United States Patent and Trademark Office. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
Beginning in September 2015, two cases have been filed alleging that Amazon violated the Fair Credit Reporting Act with regard to processes undertaken to perform criminal background checks on candidates for employment and employees. In September 2015, Hargrett v. Amazon.com LLC and Amazon.comdedc, LLC was filed in the U.S. District Court for the Middle District of Florida. In August 2017, Mathis v. Amazon.comdedc, LLC and Accurate Background, LLC was filed in the U.S. District Court for the Middle District of Florida. The plaintiffs variously purport to represent a nationwide class of certain candidates for employment and employees who were subject to a background check, and allege that Amazon failed either to provide proper disclosures before obtaining background checks or to provide appropriate notice before using background check information in employment decisions. The complaints seek an unspecified amount of statutory damages, punitive damages, costs, and attorneys’ fees. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
In October 2017, SRC Labs, LLC and Saint Regis Mohawk Tribe filed in the United States District Court for the Eastern District of Virginia a complaint for patent infringement against Amazon Web Services, Inc., Amazon.com, Inc., and VADATA, Inc. The complaint alleges, among other things, that EC2 F1 Instances infringe U.S. Patent Nos. 6,434,687, entitled “System and method for accelerating web site access and processing utilizing a computer system incorporating reconfigurable processors operating under a single operating system image”; 7,149,867, entitled “System and method of enhancing efficiency and utilization of memory bandwidth in reconfigurable hardware”; 7,225,324 and 7,620,800, both entitled “Multi-adaptive processing systems and techniques for enhancing parallelism and performance of computational functions”; and 9,153,311, entitled “System and method for retaining DRAM data when reprogramming reconfigurable devices with DRAM memory controllers.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and a compulsory on-going royalty. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”
Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2017 Acquisition Activity
On May 12, 2017, we acquired Souq Group Ltd. (“Souq”), an e-commerce company, for approximately $579 million, net of cash acquired, and on August 28, 2017, we acquired Whole Foods Market, a grocery store chain, for approximately $13.2 billion, net of cash acquired. Both acquisitions are intended to expand our retail presence. During the nine months ended September 30, 2017, we also acquired certain other companies for an aggregate purchase price of $126 million. The primary reason for our other 2017 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant. Due to the limited amount of time since the Whole Foods Market acquisition, the valuation of certain assets and liabilities is preliminary and subject to change. The aggregate purchase price of Whole Foods Market and the other 2017 acquisitions, which primarily includes the acquisition of Souq, was allocated as follows (in millions):

	Whole Foods Market	Other 2017 Acquisitions	Total
Purchase Price
Cash paid, net of cash acquired	$13,176	$612	$13,788
Indemnification holdback	—	93	93
	$13,176	$705	$13,881
Allocation
Goodwill	$8,985	$446	$9,431
Intangible assets (1):
Marketing-related	1,928	59	1,987
Contract-based	408	33	441
Technology-based	—	129	129
Customer-related	—	48	48
	2,336	269	2,605
Property and equipment	3,826	16	3,842
Deferred tax assets	96	15	111
Other assets acquired	1,710	130	1,840
Long-term debt	(1,158)	(7)	(1,165)
Deferred tax liabilities	(934)	(20)	(954)
Other liabilities assumed	(1,685)	(144)	(1,829)
	$13,176	$705	$13,881
 ___________________

(1)
Acquired intangible assets for Whole Foods Market have estimated useful lives of between one and twenty-five years, with a weighted-average amortization period of twenty-four years, primarily driven by the Whole Foods Market tradename, and acquired intangible assets for other 2017 acquisitions have estimated useful lives of between one and seven years, with a weighted-average amortization period of four years.

We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.
Pro Forma Financial Information (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating income of Whole Foods Market consolidated into our financial statements since the date of acquisition was $1.3 billion and $21 million for the nine months ended September 30, 2017. The aggregate net sales and operating loss of other acquisitions consolidated into our financial statements since the respective dates of acquisition was $222 million and $(80) million for the nine months ended September 30, 2017. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the acquisitions during the nine months ended September 30, 2017 had occurred on January 1, 2016 (in millions):

	Nine Months Ended September 30,
	2016	2017
Net sales	$103,476	$127,441
Net income	$1,597	$1,137

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisitions actually occurred on January 1, 2016 and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily interest expense related to the proceeds from the issuance of the August 2017 Notes used in connection with the acquisition of Whole Foods Market and amortization of intangible assets.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in the first nine months of 2017 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - December 31, 2016	$2,044	$694	$1,046	$3,784
New acquisitions (1)	9,056	357	18	9,431
Other adjustments (2)	5	40	11	56
Goodwill - September 30, 2017	$11,105	$1,091	$1,075	$13,271
 ___________________

(1)	Primarily includes the acquisition of Whole Foods Market in the North America segment and Souq in the International segment.

(2)	Primarily includes changes in foreign exchange rates.

Note 5 — LONG-TERM DEBT
In November 2012, December 2014, and August 2017, we issued $3.0 billion, $6.0 billion, and $16.0 billion of unsecured senior notes, and in August 2017, with our acquisition of Whole Foods Market, we assumed $1.0 billion of unsecured senior notes (collectively, the “Notes”). As described in the table below, $25.3 billion was outstanding as of September 30, 2017. As of December 31, 2016, and September 30, 2017, the net unamortized discount and debt issuance costs on the Notes was $90 million and $100 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $588 million and $597 million as of December 31, 2016, and September 30, 2017. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2016	September 30, 2017
1.200% Notes due on November 29, 2017 (1)	$1,000	$1,000
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	—	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	—	1,000
2.800% Notes due on August 22, 2024 (3)	—	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	—	1,000
3.150% Notes due on August 22, 2027 (3)	—	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	—	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	—	3,500
4.250% Notes due on August 22, 2057 (3)	—	2,250
Credit Facility	495	550
Other long-term debt	93	47
Total debt	8,838	25,847
Less current portion of long-term debt	(1,056)	(1,037)
Face value of long-term debt	$7,782	$24,810
_____________________________

(1)	Issued in November 2012, effective interest rates of the 2017 and 2022 Notes were 1.38% and 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)	Assumed in connection with the acquisition of Whole Foods Market, the effective interest rate of the 2025 Notes was 3.03%.
Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market and will be used to repay the 1.200% Notes due 2017 and for general corporate purposes. The estimated fair value of the Notes was approximately $8.7 billion and $26.2 billion as of December 31, 2016, and September 30, 2017, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $600 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $495 million and $550 million of borrowings outstanding under the Credit Facility as of December 31, 2016, and September 30, 2017, with weighted-average interest rates of 2.3% and 2.6% as of December 31, 2016, and September 30, 2017. As of December 31, 2016, and September 30, 2017, we have pledged $579 million and $639 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and September 30, 2017.
The other debt, including the current portion, had a weighted-average interest rate of 3.4% and 1.9% as of December 31, 2016, and September 30, 2017. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016, and September 30, 2017.
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of December 31, 2016, and September 30, 2017.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaced the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in Q3 2016 or Q3 2017.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 497 million and 503 million as of December 31, 2016, and September 30, 2017. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of sales (1)	$7	$13	$7	$33
Fulfillment	165	230	467	655
Marketing	85	135	221	363
Technology and content	434	595	1,171	1,668
General and administrative	85	112	222	317
Total stock-based compensation expense	$776	$1,085	$2,088	$3,036
___________________

(1)	Beginning in Q3 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.
The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2017 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2016	19.8	$506
Units granted	7.2	918
Units vested	(4.6)	387
Units forfeited	(1.3)	620
Outstanding as of September 30, 2017	21.1	$666

Scheduled vesting for outstanding restricted stock units as of September 30, 2017, is as follows (in millions):

	Three Months Ended December 31,	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled vesting—restricted stock units	2.2	7.3	7.0	3.1	1.1	0.4	21.1
As of September 30, 2017, there was $6.3 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2016 and September 30, 2017, was 28%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
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
Our income tax provision for the nine months ended September 30, 2016 was $1.0 billion, which included $50 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the nine months ended September 30, 2017 was $755 million, which included $422 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by a valuation allowance we recorded against the deferred tax assets related to net operating losses generated in Luxembourg and the estimated impact of audit-related developments.
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
Cash paid for income taxes, net of refunds was $91 million and $172 million in Q3 2016 and Q3 2017, and $317 million and $865 million for the nine months ended September 30, 2016 and 2017.
As of December 31, 2016, and September 30, 2017, tax contingencies were $1.7 billion and $2.1 billion. We expect the total amount of tax contingencies will grow in 2017. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. On September 29, 2017, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities.
Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. In June 2015, we received final tax collection notices for these years assessing additional French tax of €196 million, including interest and penalties through September 2012. We disagree with the assessment and intend to contest it vigorously. We plan to pursue all available administrative remedies, and if we are not able to resolve this matter, we plan to pursue judicial remedies. In addition to the risk of additional tax for years 2006 through 2010, if this litigation is adversely determined or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Once the recovery amount is computed by Luxembourg, we anticipate funding it, including interest, into escrow, where it will remain pending conclusion of all appeals. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Italy, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2008 and thereafter.
Note 8 — SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2017, we combined stock-based compensation and “Other operating expense, net” with operating expenses in our presentation of segment results. While we continue to evaluate the integration of Whole Foods Market within our segments, we have included Whole Foods Market in our North America and International segments based on physical location. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites, such as www.amazon.com, www.amazon.ca, and www.amazon.com.mx, and physical stores. This segment includes export sales from these websites.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
North America
Net sales	$18,874	$25,446	$53,544	$68,808
Operating expenses	18,619	25,334	51,999	67,664
Operating income	$255	$112	$1,545	$1,144

International
Net sales	$10,609	$13,714	$30,019	$36,259
Operating expenses	11,150	14,650	30,815	38,401
Operating income (loss)	$(541)	$(936)	$(796)	$(2,142)

AWS
Net sales	$3,231	$4,584	$8,683	$12,346
Operating expenses	2,370	3,413	6,501	9,369
Operating income	$861	$1,171	$2,182	$2,977

Consolidated
Net sales	$32,714	$43,744	$92,246	$117,413
Operating expenses	32,139	43,397	89,315	115,434
Operating income	575	347	2,931	1,979
Total non-operating income (expense)	(84)	(31)	(205)	(44)
Provision for income taxes	(229)	(58)	(1,012)	(755)
Equity-method investment activity, net of tax	(10)	(2)	(92)	(4)
Net income	$252	$256	$1,622	$1,176

Net sales by groups of similar products and services is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net Sales:
Online stores (1)	$21,590	$26,392	$61,883	$72,971
Physical stores (2)	—	1,276	—	1,276
Third-party seller services (3)	5,652	7,928	15,537	21,357
Subscription services (4)	1,532	2,441	4,264	6,544
AWS	3,231	4,584	8,683	12,346
Other (5)	709	1,123	1,879	2,919
Consolidated	$32,714	$43,744	$92,246	$117,413
____________________________

(1)
Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes electronics and general merchandise as well as media products available in both a physical and digital format, such as books, music, videos, games, and software. These product sales include digital products sold on a transactional basis. Digital product subscriptions that provide unlimited viewing or usage rights are included in Subscription services.

(2)	Includes product sales where our customers physically select items in a store.

(3)	Includes commissions, related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime membership, as well as audiobook, e-book, digital video, digital music, and other non-AWS subscription services.

(5)	Includes sales not otherwise included above, such as certain advertising services and our co-branded credit card agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of September 30, 2017, we would have recorded an additional cost of sales of approximately $150 million.
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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS Notices of Proposed Adjustment (“NOPAs”). The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. On September 29, 2017, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2017	2016	2017	2016	2017
Cash provided by (used in):
Operating activities	$4,659	$3,851	$6,284	$6,090	$15,004	$17,077
Investing activities	(2,570)	(19,120)	(5,702)	(25,787)	(7,552)	(29,961)
Financing activities	(1,000)	14,685	(3,148)	12,507	(4,746)	11,916
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $26.0 billion and $24.3 billion as of December 31, 2016, and September 30, 2017. Amounts held in foreign currencies were $9.1 billion and $7.8 billion as of December 31, 2016, and September 30, 2017, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $4.7 billion and $3.9 billion for Q3 2016 and Q3 2017, and $6.3 billion and $6.1 billion for the nine months ended September 30, 2016 and 2017. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended September 30, 2017, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(2.6) billion and $(19.1) billion for Q3 2016 and Q3 2017, and $(5.7) billion and $(25.8) billion for the nine months ended September 30, 2016 and 2017, with the variability caused primarily by cash paid for acquisitions, our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $1.8 billion and $2.7 billion during Q3 2016 and Q3 2017, and $4.7 billion and $7.0 billion for the nine months ended September 30, 2016 and 2017, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth due to investments in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $97 million and $71 million for internal-use software and website development during Q3 2016 and Q3 2017, and $326 million and $235 million for the nine months ended September 30, 2016 and 2017. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $84 million and $13.2 billion during Q3 2016 and Q3 2017, and $113 million and $13.9 billion for the nine months ended September 30, 2016 and 2017.
Cash provided by (used in) financing activities was $(1.0) billion and $14.7 billion for Q3 2016 and Q3 2017, and $(3.1) billion and $12.5 billion for the nine months ended September 30, 2016 and 2017. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $1.0 billion and $1.4 billion in Q3 2016 and Q3 2017, and $3.2 billion and $3.7 billion for the nine months ended September 30, 2016 and 2017. Property and equipment acquired under capital leases was $1.4 billion and $2.3 billion during Q3 2016 and Q3 2017, and $3.7 billion and $6.9 billion for the nine months ended September 30, 2016 and 2017, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $8 million and $16.1 billion in Q3 2016 and Q3 2017, and $83 million and $16.2 billion for the nine months ended September 30, 2016 and 2017. During 2017, cash inflows from financing activities consisted primarily of proceeds from the issuance of $16.0 billion of senior unsecured notes in seven tranches maturing in 2020 through 2057. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market and will be used to repay the 1.200% Notes due 2017 and for general corporate purposes. See Item 1 of Part I, “Notes to Consolidated Financial Statements — Note 5 — Long-Term Debt” for additional discussion of the Notes.
We had no borrowings outstanding under our Credit Agreement and $550 million of borrowings outstanding under our Credit Facility as of September 30, 2017. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.
We recorded net tax provisions of $229 million and $58 million in Q3 2016 and Q3 2017, and $1.0 billion and $755 million for the nine months ended September 30, 2016 and 2017. Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, and our effective tax rate would be adversely affected. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. In December 2015, U.S. legislation was enacted that extended accelerated depreciation deductions on qualifying property through 2019. Cash taxes paid, net of refunds were $91 million and $172 million for Q3 2016 and Q3 2017, and $317 million and $865 million for the nine months ended September 30, 2016 and 2017. As of December 31, 2016, our federal net operating loss carryforward was approximately $76 million and we had approximately $608 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. We expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with its October 2017 decision against us on state aid, the European Commission announced an estimated recovery amount of approximately €250 million, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission's guidance. Once the recovery amount is computed by Luxembourg, we anticipate funding it, including interest, into escrow, where it will remain pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, workers’ compensation obligations, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2016, and September 30, 2017, restricted cash, cash equivalents, and marketable securities were $600 million and $1.2 billion. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $15.5 billion as of September 30, 2017. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. Our results reflect the operations of Whole Foods Market from the date of acquisition. In Q1 2017, we combined stock-based compensation and “Other operating expense, net” with operating expenses in our presentation of segment results. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 8 — Segment Information.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net Sales:
North America	$18,874	$25,446	$53,544	$68,808
International	10,609	13,714	30,019	36,259
AWS	3,231	4,584	8,683	12,346
Consolidated	$32,714	$43,744	$92,246	$117,413
Year-over-year Percentage Growth:
North America	26%	35%	27%	29%
International	28	29	27	21
AWS	55	42	59	42
Consolidated	29	34	29	27
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	26%	35%	27%	28%
International	28	28	27	24
AWS	55	42	59	42
Consolidated	29	33	29	28
Net sales mix:
North America	58%	58%	58%	59%
International	32	31	33	31
AWS	10	11	9	10
Consolidated	100%	100%	100%	100%
Sales increased 34% in Q3 2017 and 27% for the nine months ended September 30, 2017, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $124 million for Q3 2017, and by $(869) million for the nine months ended September 30, 2017. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 35% in Q3 2017 and 29% for the nine months ended September 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 29% in Q3 2017 and 21% for the nine months ended September 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $97 million for Q3 2017, and by $(885) million for the nine months ended September 30, 2017.

AWS sales increased 42% in Q3 2017 and the nine months ended September 30, 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Operating Income (Loss):
North America	$255	$112	$1,545	$1,144
International	(541)	(936)	(796)	(2,142)
AWS	861	1,171	2,182	2,977
Consolidated	$575	$347	$2,931	$1,979
Operating income decreased from $575 million in Q3 2016, to $347 million in Q3 2017, and decreased from $2.9 billion for the nine months ended September 30, 2016, to $2.0 billion for the nine months ended September 30, 2017. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The decrease in North America operating income in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating income by $(12) million for Q3 2017, and by $4 million for the nine months ended September 30, 2017.
The increase in International operating loss in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating income (loss) by $(13) million for Q3 2017, and by $(105) million for the nine months ended September 30, 2017.
The increase in AWS operating income in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(14) million for Q3 2017, and by $(7) million for the nine months ended September 30, 2017.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Operating Expenses:
Cost of sales	$21,260	$27,549	$59,306	$73,439
Fulfillment	4,335	6,420	11,900	16,275
Marketing	1,738	2,479	4,720	6,629
Technology and content	4,135	5,944	11,541	16,306
General and administrative	639	960	1,715	2,630
Other operating expense, net	32	45	133	155
Total operating expenses	$32,139	$43,397	$89,315	$115,434
Year-over-year Percentage Growth:
Cost of sales	27%	30%	25%	24%
Fulfillment	34	48	34	37
Marketing	37	43	35	40
Technology and content	29	44	29	41
General and administrative	38	50	26	53
Other operating expense, net	(25)	39	(2)	16
Percent of Net Sales:
Cost of sales	65.0%	63.0%	64.3%	62.5%
Fulfillment	13.3	14.7	12.9	13.9
Marketing	5.3	5.7	5.1	5.6
Technology and content	12.6	13.6	12.5	13.9
General and administrative	2.0	2.2	1.9	2.2
Other operating expense, net	0.1	0.1	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including Prime Video and Prime Music, packaging supplies, sortation and delivery center and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $3.9 billion and $5.4 billion in Q3 2016 and Q3 2017, and $10.5 billion and $14.4 billion for the nine months ended September 30, 2016 and 2017. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, customer service centers, and physical stores, and payment processing costs. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.”

Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network, which includes physical stores.
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
The increase in marketing costs in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in several areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. The increase in technology and content costs in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure.
Technology infrastructure costs consist of servers, networking equipment, and data center related depreciation, rent, utilities, and payroll expenses. These costs are allocated to segments based on usage. During Q3 2017, we expanded our technology infrastructure principally by increasing our capacity for AWS service offerings globally, compared to the comparable prior year period. Additionally, the costs associated with operating and maintaining our expanded infrastructure have increased over time, corresponding with increased usage. We expect these trends to continue over time as we invest in technology infrastructure to support increased usage. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2016 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q3 2016 and Q3 2017, we capitalized $118 million (including $21 million of stock-based compensation) and $93 million (including $22 million of stock-based compensation) of costs associated with internal-use software and website development. For the nine months ended September 30, 2016 and 2017, we capitalized $399 million (including $72 million of stock-based compensation) and $298 million (including $63 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $160 million and $128 million for Q3 2016 and Q3 2017, and $481 million and $424 million for the nine months ended September 30, 2016 and 2017.

General and Administrative
The increase in general and administrative costs in absolute dollars in Q3 2017 and for the nine months ended September 30, 2017, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.
Other Operating Expense, Net
Other operating expense, net was $32 million and $45 million for Q3 2016 and Q3 2017, and $133 million and $155 million for the nine months ended September 30, 2016 and 2017, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $26 million and $54 million during Q3 2016 and Q3 2017, and $71 million and $137 million for the nine months ended September 30, 2016 and 2017. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $118 million and $228 million during Q3 2016 and Q3 2017, and $351 million and $510 million for the nine months ended September 30, 2016 and 2017. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $8 million and $143 million during Q3 2016 and Q3 2017, and $75 million and $329 million for the nine months ended September 30, 2016 and 2017. The primary component of other income (expense), net is related to foreign currency, equity warrant valuation, and other investment gains (losses).
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
Our income tax provision for the nine months ended September 30, 2016 was $1.0 billion, which included $50 million of discrete tax benefits primarily attributable to audit-related and tax law developments. Our income tax provision for the nine months ended September 30, 2017 was $755 million, which included $422 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by a valuation allowance we recorded against the deferred tax assets related to net operating losses generated in Luxembourg and the estimated impact of audit-related developments.
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
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(10) million and $(2) million during Q3 2016 and Q3 2017, and $(92) million and $(4) million for the nine months ended September 30, 2016 and 2017. The primary components of this activity were impairments recorded in Q1 2016 and our equity-method investment losses during the periods.

Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases. As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $401 million for the twelve months ended September 30, 2016 from financing activities to operating activities.
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net,” which is included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2017 (in millions):

	Twelve Months Ended September 30,
	2016	2017
Net cash provided by (used in) operating activities	$15,004	$17,077
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(9,027)
Free cash flow	$8,964	$8,050

Net cash provided by (used in) investing activities	$(7,552)	$(29,961)
Net cash provided by (used in) financing activities	$(4,746)	$11,916
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2017 (in millions):

	Twelve Months Ended September 30,
	2016	2017
Net cash provided by (used in) operating activities	$15,004	$17,077
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(9,027)
Principal repayments of capital lease obligations	(3,579)	(4,331)
Principal repayments of finance lease obligations	(131)	(175)
Free cash flow less lease principal repayments	$5,254	$3,544

Net cash provided by (used in) investing activities	$(7,552)	$(29,961)
Net cash provided by (used in) financing activities	$(4,746)	$11,916

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended September 30, 2016 and 2017 (in millions):

	Twelve Months Ended September 30,
	2016	2017
Net cash provided by (used in) operating activities	$15,004	$17,077
Purchases of property and equipment, including internal-use software and website development, net	(6,040)	(9,027)
Property and equipment acquired under capital leases	(4,998)	(8,905)
Principal repayments of finance lease obligations	(131)	(175)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$3,835	$(1,030)

Net cash provided by (used in) investing activities	$(7,552)	$(29,961)
Net cash provided by (used in) financing activities	$(4,746)	$11,916
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2017			2016			2017
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$32,714	$(52)	$32,662	$43,744	$(124)	$43,620	$92,246	$(8)	$92,238	$117,413	$869	$118,282
Operating expenses	32,139	(44)	32,095	43,397	(164)	43,233	89,315	96	89,411	115,434	761	116,195
Operating income	575	(8)	567	347	39	386	2,931	(103)	2,828	1,979	108	2,087
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on October 26, 2017, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of October 26, 2017, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Fourth Quarter 2017 Guidance

•
Net sales are expected to be between $56.0 billion and $60.5 billion, or to grow between 28% and 38% compared with fourth quarter 2016. This guidance includes approximately 1,000 basis points of impact to our year-over-year growth rate from Whole Foods Market. This guidance also anticipates a favorable impact of approximately $1.2 billion or 270 basis points from foreign exchange rates.

•	Operating income is expected to be between $300 million and $1.65 billion, compared with $1.3 billion in fourth quarter 2016.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q3 2017, net sales from our International segment accounted for 31% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment sales in Q3 2017 increased by $97 million in comparison with Q3 2016.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2017, of $7.8 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $390 million, $780 million, and $1.6 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of September 30, 2017, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $230 million, $480 million, and $1.1 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of September 30, 2017, our recorded value in equity and equity warrant investments in public and private companies was $768 million. We record our equity and equity warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $438 million of our investments as of September 30, 2017. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
The People’s Republic of China (“PRC”) and India regulate Amazon’s and its affiliates’ businesses and operations in country through regulations and license requirements that may restrict (i) foreign investment in and operation of the Internet, IT infrastructure, data centers, retail, delivery, and other sectors, (ii) Internet content, and (iii) the sale of media and other products and services. For example, in order to meet local ownership and regulatory licensing requirements, www.amazon.cn is operated by PRC companies that are indirectly owned, either wholly or partially, by PRC nationals. In addition, we provide certain technology services in China in conjunction with third parties that hold PRC licenses to provide services. In India, the government restricts the ownership or control of Indian companies by foreign entities involved in online multi-brand retail trading activities. For www.amazon.in, we provide certain marketing tools and logistics services to third-party sellers to enable them to sell online and deliver to customers, and we hold indirect minority interests in entities that are third-party sellers on the www.amazon.in marketplace. Although we believe these structures and activities comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact these structures and activities. There are substantial uncertainties regarding the interpretation of PRC and Indian laws and regulations, and it is possible that these governments will ultimately take a view contrary to ours. In addition, our Chinese and Indian businesses and operations may be unable to continue to operate if we or our affiliates are unable to access sufficient funding or in China enforce contractual relationships with respect to management and control of such businesses. If our international activities were found to be in violation of any existing or future PRC, Indian or other laws or regulations or if interpretations of those laws and regulations were to change, our businesses in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.
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
Our Business Could Suffer if We Are Unsuccessful in Making, Integrating, and Maintaining Acquisitions and Investments
We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions (such as our acquisition of Whole Foods Market, Inc.) create risks such as:

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
We Face Significant Inventory Risk
In addition to risks described elsewhere in this Item 1A relating to fulfillment network and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for, or availability of, our products and services and increase our cost of doing business.
We Could Be Subject to Additional Sales Tax or Other Tax Liabilities
An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially. In the U.S., Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes (although some states are seeking to have the Supreme Court revisit these decisions). We support a federal law that would allow states to require sales tax collection by remote sellers under a nationwide system.

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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate would be adversely affected. We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, the IRS is seeking to increase our U.S. taxable income related to transfer pricing with our foreign subsidiaries for transactions undertaken in 2005 and 2006, and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. On September 29, 2017, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
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
We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell or Manufacture
Some of the products we sell or manufacture may expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our e-commerce services that may increase our exposure to product liability claims, such as if these sellers do not have sufficient protection from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and September 2017, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $4,800 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $1,000 for individuals who may have been acting for two Iranian embassies located in a country other than Iran; consumer products valued at approximately $5,800 for individuals who may have been acting for two entities owned or controlled by the Iranian government; and consumer products valued at approximately $20 for an individual designated under Executive Order 13224. The consumer products included books, other media, home and kitchen, health and beauty, office, musical instruments, and consumer electronics. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 25, 2016).

4.1
Indenture, dated as of November 29, 2012, between Amazon.com, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 29, 2012).

4.2
Officers’ Certificate of Amazon.com, Inc., dated as of August 22, 2017, containing Form of 1.900% Note due 2020, Form of 2.400% Note due 2023, Form of 2.800% Note due 2024, Form of 3.150% Note due 2027, Form of 3.875% Note due 2037, Form of 4.050% Note due 2047, and Form of 4.250% Note due 2057 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 22, 2017).

4.3
Registration Rights Agreement, dated as of August 22, 2017, among Amazon.com, Inc. and the representatives of the Initial Purchasers (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 22, 2017).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: October 26, 2017