Form 10-K
period 2017-12-31
AMAZON COM INC
filed 2018-02-02
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017	$387,327,844,190
Number of shares of common stock outstanding as of January 24, 2018	484,107,183
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

AMAZON.COM, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2017

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
We have organized our operations into three segments: North America, International, and Amazon Web Services (“AWS”). These segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and our net sales is contained in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.” Our company-sponsored research and development expense is set forth within “Technology and content” in Item 8 of Part II, “Financial Statements and Supplementary Data—Consolidated Statements of Operations.” The financial results of Whole Foods Market, Inc. (“Whole Foods Market”) have been included in our consolidated financial statements from the date of acquisition on August 28, 2017.
Consumers
We serve consumers through our retail websites and physical stores and focus on selection, price, and convenience. We design our websites to enable hundreds of millions of unique products to be sold by us and by third parties across dozens of product categories. Customers access our offerings through our websites, mobile apps, Alexa, and physically visiting our stores. We also manufacture and sell electronic devices, including Kindle e-readers, Fire tablets, Fire TVs, and Echo devices, and we develop and produce media content. We strive to offer our customers the lowest prices possible through low everyday product pricing and shipping offers, and to improve our operating efficiencies so that we can continue to lower prices for our customers. We also provide easy-to-use functionality, fast and reliable fulfillment, and timely customer service. In addition, we offer Amazon Prime, a membership program that includes unlimited free shipping on tens of millions of items, access to unlimited instant streaming of thousands of movies and TV episodes, and other benefits.
We fulfill customer orders in a number of ways, including through: North America and International fulfillment and delivery networks that we operate; co-sourced and outsourced arrangements in certain countries; digital delivery; and through our physical stores. We operate customer service centers globally, which are supplemented by co-sourced arrangements. See Item 2 of Part I, “Properties.”
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
Competition
Our businesses encompass a large variety of product types, service offerings, and delivery channels. The worldwide marketplace in which we compete is evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors around the world. Our current and potential competitors include: (1) online, offline, and multichannel retailers, publishers, vendors, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) publishers, producers, and distributors of physical, digital, and interactive media of all types and all distribution channels; (3) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (4) companies that provide e-commerce services, including website development, advertising, fulfillment, customer service, and payment processing; (5) companies that provide fulfillment and logistics services for themselves or for third parties, whether online or offline; (6) companies that provide information technology services or products, including on-premises or cloud-based infrastructure and other services; and (7) companies that design, manufacture, market, or sell consumer electronics, telecommunication, and electronic devices. We believe that the principal competitive factors in our retail businesses include selection, price, and convenience, including fast and reliable fulfillment. Additional competitive factors for our seller and enterprise services include the quality, speed, and reliability of our services and tools, as well as customers’ ability and willingness to change business practices. Some of our current and potential competitors have greater resources, longer histories, more customers, greater brand recognition, and greater control over inputs critical to our various businesses. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, lock-in potential customers with restrictive terms, and devote more resources to technology, infrastructure, fulfillment, and marketing. Each of our businesses is also subject to rapid change and the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 33%, 32%, and 34% of our annual revenue during the fourth quarter of 2015, 2016, and 2017. Fourth quarter 2017 results include revenue attributable to Whole Foods Market, which we acquired on August 28, 2017.
Employees
We employed approximately 566,000 full-time and part-time employees as of December 31, 2017. However, employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We have works councils, statutory employee representation obligations, and union agreements in certain countries outside the United States and at certain of our studio operations within the United States. We consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.
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
Executive Officers and Directors
The following tables set forth certain information regarding our Executive Officers and Directors as of January 24, 2018:
Executive Officers of the Registrant

Name	Age	Position
Jeffrey P. Bezos	54	President, Chief Executive Officer, and Chairman of the Board
Jeffrey M. Blackburn	48	Senior Vice President, Business Development
Andrew R. Jassy	50	CEO Amazon Web Services
Brian T. Olsavsky	54	Senior Vice President and Chief Financial Officer
Shelley L. Reynolds	53	Vice President, Worldwide Controller, and Principal Accounting Officer
Jeffrey A. Wilke	51	CEO Worldwide Consumer
David A. Zapolsky	54	Senior Vice President, General Counsel, and Secretary
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
Board of Directors

Name	Age	Position
Jeffrey P. Bezos	54	President, Chief Executive Officer, and Chairman of the Board
Tom A. Alberg	77	Managing Director, Madrona Venture Group
John Seely Brown	77	Visiting Scholar and Advisor to the Provost, University of Southern California
Jamie S. Gorelick	67	Partner, Wilmer Cutler Pickering Hale and Dorr LLP
Daniel P. Huttenlocher	59	Dean and Vice Provost, Cornell Tech at Cornell University
Judith A. McGrath	65	President, Astronauts Wanted * No experience necessary
Jonathan J. Rubinstein	61	Former co-CEO, Bridgewater Associates, LP
Thomas O. Ryder	73	Retired, Former Chairman, Reader’s Digest Association, Inc.
Patricia Q. Stonesifer	61	President and Chief Executive Officer, Martha’s Table
Wendell P. Weeks	58	Chief Executive Officer, Corning Incorporated

Item 1A.	Risk Factors
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
Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, trade and protectionist measures, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for, or availability of, our products and services and increase our cost of doing business.
We Could Be Subject to Additional Sales Tax or Other Tax Liabilities
An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially. In the U.S., although Supreme Court decisions restrict states’ rights to require remote sellers to collect state and local sales taxes, the Supreme Court has recently agreed to hear a case that could overturn prior precedent. We support a federal law that would allow states to require sales tax collection by remote sellers under a nationwide system.
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
We Could Be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. On September 29, 2017, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. In December 2017, Luxembourg appealed the European Commission’s decision. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
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
We Could Be Liable for Fraudulent or Unlawful Activities of Sellers
The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. Under our A2Z Guarantee, we reimburse buyers for payments up to certain limits in these situations, and as our third-party seller sales grow, the cost of this program will increase and could negatively affect our operating results. We also may be unable to prevent sellers on our sites or through other seller sites from selling unlawful goods, selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2017, we operated the following facilities (in thousands):

Description of Use	Leased Square Footage (1)	Owned Square Footage	Location
Office space	12,712	3,674	North America
Office space	7,466	—	International
Physical stores (2)	20,349	735	North America
Physical stores (2)	202	—	International
Fulfillment, data centers, and other	131,419	4,406	North America
Fulfillment, data centers, and other	67,832	5,190	International
Total	239,980	14,005
 ___________________

(1)	For leased properties, represents the total leased space excluding sub-leased space.

(2)	This includes 465 North America and 7 International open Whole Foods Market stores as of December 31, 2017.

Segment	Leased Square Footage (1)	Owned Square Footage (1)
North America	147,277	2,140
International	66,328	4,167
AWS	6,197	4,024
Total	219,802	10,331
 ___________________

(1)
Segment amounts exclude corporate facilities. Shared facilities are allocated among the segments based on usage and primarily relate to facilities that hold our technology infrastructure. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 11—Segment Information.”

We own and lease our corporate headquarters in Seattle, Washington. Additionally, we own and lease corporate office, fulfillment, sortation, delivery, warehouse operations, data center, customer service, physical stores, and other facilities, principally in North America, Europe, and Asia.

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

	High	Low
Year ended December 31, 2016
First Quarter	$657.72	$474.00
Second Quarter	731.50	585.25
Third Quarter	839.95	716.54
Fourth Quarter	847.21	710.10
Year ended December 31, 2017
First Quarter	$883.55	$753.08
Second Quarter	1,009.91	889.50
Third Quarter	1,061.78	940.17
Fourth Quarter	1,202.29	956.98
Holders
As of January 24, 2018, there were 2,357 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
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

	Year Ended December 31,
	2013	2014	2015	2016	2017 (1)
	(in millions, except per share data)
Statements of Operations:
Net sales	$74,452	$88,988	$107,006	$135,987	$177,866
Operating income	$745	$178	$2,233	$4,186	$4,106
Net income (loss)	$274	$(241)	$596	$2,371	$3,033
Basic earnings per share (2)	$0.60	$(0.52)	$1.28	$5.01	$6.32
Diluted earnings per share (2)	$0.59	$(0.52)	$1.25	$4.90	$6.15
Weighted-average shares used in computation of earnings per share:
Basic	457	462	467	474	480
Diluted	465	462	477	484	493
Statements of Cash Flows:
Net cash provided by (used in) operating activities (3)	$5,553	$6,848	$12,039	$17,272	$18,434

	December 31,
	2013	2014	2015	2016	2017
	(in millions)
Balance Sheets:
Total assets	$39,528	$53,618	$64,747	$83,402	$131,310
Total long-term obligations	$6,810	$14,794	$17,477	$20,301	$45,718
 ___________________

(1)
We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets” for additional information regarding this transaction.

(2)	For further discussion of earnings per share, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”

(3)
As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $78 million, $6 million, $119 million, and $829 million in 2013, 2014, 2015, and 2016 from financing activities to operating activities. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies — Accounting Pronouncements Recently Adopted” for additional information.

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
Overview
Our primary source of revenue is the sale of a wide range of products and services to customers. The products offered through our consumer-facing websites and physical stores primarily include merchandise and content we have purchased for resale from vendors and products offered by third-party sellers, and we also manufacture and sell electronic devices. Generally, we recognize gross revenue from items we sell from our inventory as product sales and recognize our net share of revenue of items sold by third-party sellers as service sales. We seek to increase unit sales across our businesses, through increased product selection, across numerous product categories. We also offer other services such as compute, storage, and database offerings, fulfillment, publishing, certain digital content subscriptions, advertising, and co-branded credit cards.
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
We seek to reduce our variable costs per unit and work to leverage our fixed costs. Our variable costs include product and content costs, payment processing and related transaction costs, picking, packaging, and preparing orders for shipment, transportation, customer service support, costs necessary to run AWS, and a portion of our marketing costs. Our fixed costs include the costs necessary to build and run our technology infrastructure; to build, enhance, and add features to our websites and web services, our electronic devices, and digital offerings; and to build and optimize our fulfillment centers and physical stores. Variable costs generally change directly with sales volume, while fixed costs generally are dependent on the timing of capacity needs, geographic expansion, category expansion, and other factors. To decrease our variable costs on a per unit basis and enable us to lower prices for customers, we seek to increase our direct sourcing, increase discounts from suppliers, and reduce defects in our processes. To minimize growth in fixed costs, we seek to improve process efficiencies and maintain a lean culture.

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
We seek to efficiently manage shareholder dilution while maintaining the flexibility to issue shares for strategic purposes, such as financings, acquisitions, and aligning employee compensation with shareholders’ interests. We utilize restricted stock units as our primary vehicle for equity compensation because we believe this compensation model aligns the long-term interests of our shareholders and employees. In measuring shareholder dilution, we include all vested and unvested stock awards outstanding, without regard to estimated forfeitures. Total shares outstanding plus outstanding stock awards were 497 million and 504 million as of December 31, 2016 and 2017.
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
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of December 31, 2017, we would have recorded an additional cost of sales of approximately $180 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products offered in our Whole Foods Market stores. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. On September 29, 2017, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. In December 2017, Luxembourg appealed the European Commission’s decision. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.”
Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies — Accounting Pronouncements Recently Adopted,” is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Cash provided by (used in):
Operating activities	$12,039	$17,272	$18,434
Investing activities	(6,450)	(9,876)	(27,819)
Financing activities	(3,882)	(3,740)	9,860
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $19.8 billion, $26.0 billion, and $31.0 billion as of December 31, 2015, 2016, and 2017. Amounts held in foreign currencies were $7.3 billion, $9.1 billion, and $11.1 billion, as of December 31, 2015, 2016, and 2017, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $12.0 billion, $17.3 billion, and $18.4 billion in 2015, 2016, and 2017. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, advertising agreements, and our co-branded credit card agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow in 2016, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. The increase in operating cash flow in 2017, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, incentives received from property and equipment vendors, cash outlays for acquisitions, investments in other companies and intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(6.5) billion, $(9.9) billion, and $(27.8) billion in 2015, 2016, and 2017, with the variability caused primarily by cash paid for acquisitions, our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $4.6 billion, $6.7 billion, and $10.1 billion in 2015, 2016, and 2017, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS), during all three periods. Capital expenditures included $528 million, $417 million, and $311 million for internal-use software and website development in 2015, 2016, and 2017. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. In 2015, 2016, and 2017, we made cash payments, net of acquired cash, related to acquisition and other investment activity of $795 million, $116 million, and $14.0 billion.
Cash provided by (used in) financing activities was $(3.9) billion, $(3.7) billion, and $9.9 billion in 2015, 2016, and 2017. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $4.2 billion, $4.4 billion, and $6.4 billion in 2015, 2016, and 2017. Property and equipment acquired under capital leases were $4.7 billion, $5.7 billion, and $9.6 billion in 2015, 2016, and 2017, with the increase reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt. Proceeds from long-term debt and other were $353 million, $621 million, and $16.2 billion in 2015, 2016, and 2017. During 2017, cash inflows from financing activities consisted primarily of net proceeds from the issuance of $16.0 billion of senior unsecured notes in seven tranches maturing in 2020 through 2057. The proceeds from notes issued in August 2017 (the “August 2017 Notes”) were used to fund the consideration for the acquisition of Whole Foods Market, to repay the 1.200% Notes due November 2017, and for general corporate purposes. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional discussion of the notes.
We had no borrowings outstanding under our $3.0 billion unsecured revolving credit facility (the “Credit Agreement”) and $592 million of borrowings outstanding under our $600 million secured revolving credit facility (the “Credit Facility”) as of December 31, 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt” for additional information.
In 2015, 2016, and 2017, we recorded net tax provisions of $950 million, $1.4 billion, and $769 million. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts. As of December 31, 2017, cash, cash equivalents, and marketable securities held by foreign subsidiaries was $9.6 billion.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The 2017 Tax Act extended through 2026 and enhanced the option to claim accelerated depreciation deductions on qualifying property. Cash taxes paid (net of refunds) were $273 million, $412 million, and $957 million for 2015, 2016, and 2017. As of December 31, 2017, our federal net operating loss carryforward was approximately $226 million and we had approximately $855 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with its October 2017 decision against us on state aid, the European Commission announced an estimated recovery amount of approximately €250 million, plus interest. The actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission's guidance. Once the recovery amount is computed by Luxembourg, we anticipate funding it, including interest, into escrow, where it will remain pending conclusion of all appeals. We may be required to fund into escrow an amount in excess of the estimated recovery amount announced by the European Commission.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, workers’ compensation obligations, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2016 and 2017, restricted cash, cash equivalents, and marketable securities were $600 million and $1.3 billion. See Item 8 of Part II, “Financial Statements and Supplementary Data

—Note 7—Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $13.0 billion as of December 31, 2017. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

	Year Ended December 31,
	2015	2016	2017
Net Sales:
North America	$63,708	$79,785	$106,110
International	35,418	43,983	54,297
AWS	7,880	12,219	17,459
Consolidated	$107,006	$135,987	$177,866
Year-over-year Percentage Growth:
North America	25%	25%	33%
International	6	24	23
AWS	70	55	43
Consolidated	20	27	31
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	26%	25%	33%
International	21	26	23
AWS	70	55	43
Consolidated	26	28	31
Net sales mix:
North America	60%	59%	60%
International	33	32	30
AWS	7	9	10
Consolidated	100%	100%	100%
Sales increased 27% and 31% in 2016 and 2017, compared to the comparable prior year periods. Changes in foreign currency exchange rates impacted net sales by $(5.2) billion, $(550) million, and $210 million for 2015, 2016, and 2017. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 25% and 33% in 2016 and 2017, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by third-party sellers, and, in 2017, the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 24% and 23% in 2016, and 2017, compared to the comparable prior year periods. The sales growth in each year primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $(5.0) billion, $(489) million, and $138 million in 2015, 2016, and 2017.

AWS sales increased 55% and 43% in 2016 and 2017, compared to the comparable prior year periods. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.
Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Operating Income (Loss):
North America	$1,425	$2,361	$2,837
International	(699)	(1,283)	(3,062)
AWS	1,507	3,108	4,331
Consolidated	$2,233	$4,186	$4,106
Operating income was $2.2 billion, $4.2 billion, and $4.1 billion for 2015, 2016, and 2017. We believe that operating income (loss) is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increased unit sales, including sales by third-party sellers, partially offset by increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts. Changes in foreign exchange rates impacted operating income by $30 million, $27 million, and $(4) million for 2015, 2016, and 2017.
The increase in International operating loss in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers. Changes in foreign exchange rates impacted operating loss by $(278) million, $89 million, and $(85) million for 2015, 2016, and 2017.
The increase in AWS operating income in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and sales and marketing expenses and related payroll, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $264 million, $(5) million, and $(53) million for 2015, 2016, and 2017.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Operating expenses:
Cost of sales	$71,651	$88,265	$111,934
Fulfillment	13,410	17,619	25,249
Marketing	5,254	7,233	10,069
Technology and content	12,540	16,085	22,620
General and administrative	1,747	2,432	3,674
Other operating expense, net	171	167	214
Total operating expenses	$104,773	$131,801	$173,760
Year-over-year Percentage Growth:
Cost of sales	14%	23%	27%
Fulfillment	25	31	43
Marketing	21	38	39
Technology and content	35	28	41
General and administrative	13	39	51
Other operating expense, net	28	(2)	28
Percent of Net Sales:
Cost of sales	67.0%	64.9%	62.9%
Fulfillment	12.5	13.0	14.2
Marketing	4.9	5.3	5.7
Technology and content	11.7	11.8	12.7
General and administrative	1.6	1.8	2.1
Other operating expense, net	0.2	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery center and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $11.5 billion, $16.2 billion, and $21.7 billion in 2015, 2016, and 2017. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
Costs to operate our AWS segment are primarily classified as “Technology and content” as we leverage a shared infrastructure that supports both our internal technology requirements and external sales to AWS customers.

Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International fulfillment centers, customer service centers, and physical stores and payment processing costs. While AWS payment processing and related transaction costs are included in fulfillment, AWS costs are primarily classified as “Technology and content.” Fulfillment costs as a percentage of net sales may vary due to several factors, such as payment processing and related transaction costs, our level of productivity and accuracy, changes in volume, size, and weight of units received and fulfilled, timing of fulfillment network and physical store expansion, the extent we utilize fulfillment services provided by third parties, mix of products and services sold, and our ability to affect customer service contacts per unit by implementing improvements in our operations and enhancements to our customer self-service features. Additionally, because payment processing and fulfillment costs associated with seller transactions are based on the gross purchase price of underlying transactions, and payment processing and related transaction and fulfillment costs are higher as a percentage of sales versus our retail sales, sales by our sellers have higher fulfillment costs as a percent of net sales.
The increase in fulfillment costs in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network, which includes physical stores.
We seek to expand our fulfillment network to accommodate a greater selection and in-stock inventory levels and to meet anticipated shipment volumes from sales of our own products as well as sales by third parties for which we provide the fulfillment services. We regularly evaluate our facility requirements.
Marketing
We direct customers to our websites primarily through a number of targeted online marketing channels, such as our sponsored search, Associates program, social and online advertising, television advertising, and other initiatives. Our marketing costs are largely variable, based on growth in sales and changes in rates. To the extent there is increased or decreased competition for these traffic sources, or to the extent our mix of these channels shifts, we would expect to see a corresponding change in our marketing costs.
The increase in marketing costs in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
While costs associated with Amazon Prime memberships and other shipping offers are not included in marketing expense, we view these offers as effective worldwide marketing tools, and intend to continue offering them indefinitely.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our websites, curation and display of products and services made available on our websites, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation, rent, utilities, and other expenses necessary to support AWS, as well as these and other efforts. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure.
For 2015, 2016, and 2017, we capitalized $642 million (including $114 million of stock-based compensation), $511 million (including $94 million of stock-based compensation), and $395 million (including $84 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $635 million, $634 million, and $545 million for 2015, 2016, and 2017.
General and Administrative
The increase in general and administrative costs in absolute dollars in 2016 and 2017, compared to the comparable prior year periods, is primarily due to increases in payroll and related expenses and professional service fees.

Other Operating Expense, Net
Other operating expense, net was $171 million, $167 million, and $214 million during 2015, 2016, and 2017, and was primarily related to the amortization of intangible assets.
Interest Income and Expense
Our interest income was $50 million, $100 million, and $202 million during 2015, 2016, and 2017. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $459 million, $484 million, and $848 million in 2015, 2016, and 2017. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Our long-term debt was $7.7 billion and $24.7 billion as of December 31, 2016 and 2017. Our other long-term liabilities were $12.6 billion and $21.0 billion as of December 31, 2016 and 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Long-Term Debt and Note 6—Other Long-Term Liabilities” for additional information.
Other Income (Expense), Net
Other income (expense), net was $(256) million, $90 million, and $346 million during 2015, 2016, and 2017. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation.
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
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the 2017 Tax Act of approximately $789 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax is not material. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
We recorded a provision for income taxes of $950 million, $1.4 billion, and $769 million in 2015, 2016, and 2017. Our provision for income taxes in 2016 was higher than in 2015 primarily due to an increase in U.S. pre-tax income, partially offset by an increase in the proportion of foreign losses for which we may realize a tax benefit, an increase in tax amortization deductions, and a decline in the proportion of nondeductible expenses. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our provision for income taxes in 2017 was lower than in 2016 primarily due to excess tax benefits from stock-based compensation and the provisional favorable effect of the 2017 Tax Act, partially offset by an increase in the proportion of foreign losses for which we may not realize a tax benefit and audit-related developments.
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
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The 2017 Tax Act enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualifying property. As of December 31, 2017, our federal net operating loss carryforward was approximately $226 million and we had approximately $855 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit.
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Income Taxes” for additional information.
Equity-Method Investment Activity, Net of Tax
Equity-method investment activity, net of tax, was $(22) million, $(96) million, and $(4) million in 2015, 2016, and 2017. The primary components of this activity during 2015, 2016, and 2017 were our equity-method investment losses during the periods and impairments recorded in 2016.
Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases. As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $119 million and $829 million in 2015 and 2016 from financing activities to operating activities.
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives,” which both are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2016, and 2017 (in millions):

	Year Ended December 31,
	2015	2016	2017
Net cash provided by (used in) operating activities	$12,039	$17,272	$18,434
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(4,589)	(6,737)	(10,058)
Free cash flow	$7,450	$10,535	$8,376

Net cash provided by (used in) investing activities	$(6,450)	$(9,876)	$(27,819)
Net cash provided by (used in) financing activities	$(3,882)	$(3,740)	$9,860

Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2016, and 2017 (in millions):

	Year Ended December 31,
	2015	2016	2017
Net cash provided by (used in) operating activities	$12,039	$17,272	$18,434
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(4,589)	(6,737)	(10,058)
Principal repayments of capital lease obligations	(2,462)	(3,860)	(4,799)
Principal repayments of finance lease obligations	(121)	(147)	(200)
Free cash flow less lease principal repayments	$4,867	$6,528	$3,377

Net cash provided by (used in) investing activities	$(6,450)	$(9,876)	$(27,819)
Net cash provided by (used in) financing activities	$(3,882)	$(3,740)	$9,860
Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for 2015, 2016, and 2017 (in millions):

	Year Ended December 31,
	2015	2016	2017
Net cash provided by (used in) operating activities	$12,039	$17,272	$18,434
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(4,589)	(6,737)	(10,058)
Property and equipment acquired under capital leases	(4,717)	(5,704)	(9,637)
Principal repayments of finance lease obligations	(121)	(147)	(200)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$2,612	$4,684	$(1,461)

Net cash provided by (used in) investing activities	$(6,450)	$(9,876)	$(27,819)
Net cash provided by (used in) financing activities	$(3,882)	$(3,740)	$9,860
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

	Year Ended December 31, 2015			Year Ended December 31, 2016			Year Ended December 31, 2017
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$107,006	$5,167	$112,173	$135,987	$550	$136,537	$177,866	$(210)	$177,656
Operating expenses	104,773	5,183	109,956	131,801	660	132,461	173,760	(352)	173,408
Operating income	2,233	(16)	2,217	4,186	(110)	4,076	4,106	142	4,248
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.
Guidance
We provided guidance on February 1, 2018, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of February 1, 2018, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part I, “Risk Factors.”
First Quarter 2018 Guidance

•
Net sales are expected to be between $47.75 billion and $50.75 billion, or to grow between 34% and 42% compared with first quarter 2017. This guidance anticipates a favorable impact of approximately $1.2 billion or 330 basis points from foreign exchange rates.

•	Operating income is expected to be between $300 million and $1.0 billion, compared with $1.0 billion in first quarter 2017.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The following table provides information about our cash equivalents and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted-average interest rates as of December 31, 2017 (in millions, except percentages):

	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value as of December 31, 2017
Money market funds	$11,343	$—	$—	$—	$—	$—	$11,343	$11,343
Weighted-average interest rate	0.61%						0.61%
Corporate debt securities	2,717	868	484	155	25	—	4,249	4,257
Weighted-average interest rate	1.79%	2.10%	2.27%	2.23%	2.00%		1.93%
U.S. government and agency securities	2,995	1,476	310	54	1	—	4,836	4,823
Weighted-average interest rate	1.49%	1.98%	2.06%	2.41%	2.64%		1.69%
Asset backed securities	341	273	262	31	—	—	907	905
Weighted-average interest rate	1.86%	2.29%	2.24%	2.05%			2.11%
Foreign government and agency securities	405	216	—	—	—	—	621	620
Weighted-average interest rate	1.75%	1.93%					1.81%
Other securities	159	99	43	31	—	—	332	338
Weighted-average interest rate	1.15%	1.84%	2.24%	2.48%			1.62%
	$17,960	$2,932	$1,099	$271	$26	$—	$22,288
Cash equivalent and marketable fixed income securities								$22,286

As of December 31, 2017, we had $24.9 billion of debt, including the current portion, primarily consisting of the following fixed rate unsecured debt (in millions):

2.600% Notes due on December 5, 2019	$1,000
1.900% Notes due on August 21, 2020	$1,000
3.300% Notes due on December 5, 2021	$1,000
2.500% Notes due on November 29, 2022	$1,250
2.400% Notes due on February 22, 2023	$1,000
2.800% Notes due on August 22, 2024	$2,000
3.800% Notes due on December 5, 2024	$1,250
5.200% Notes due on December 3, 2025	$1,000
3.150% Notes due on August 22, 2027	$3,500
4.800% Notes due on December 5, 2034	$1,250
3.875% Notes due on August 22, 2037	$2,750
4.950% Notes due on December 5, 2044	$1,500
4.050% Notes due on August 22, 2047	$3,500
4.250% Notes due on August 22, 2057	$2,250
Based upon quoted market prices and Level 2 inputs, the fair value of our total debt was $26.4 billion as of December 31, 2017.
Foreign Exchange Risk
During 2017, net sales from our International segment accounted for 30% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales increased by $137 million in comparison with the prior year.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of December 31, 2017, of $11.1 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $555 million, $1.1 billion, and $2.2 billion. All investments are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of December 31, 2017, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $280 million, $600 million, and $1.3 billion, recorded to “Other income (expense), net.”
See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of December 31, 2017, our recorded value in equity and equity warrant investments in public and private companies was $737 million. We record our equity and equity warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $415 million of our investments as of December 31, 2017. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Amazon.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazon.com, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazon.com, Inc. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Seattle, Washington
February 1, 2018

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2016	2017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,557	$15,890	$19,334
OPERATING ACTIVITIES:
Net income	596	2,371	3,033
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	6,281	8,116	11,478
Stock-based compensation	2,119	2,975	4,215
Other operating expense, net	155	160	202
Other expense (income), net	250	(20)	(292)
Deferred income taxes	81	(246)	(29)
Changes in operating assets and liabilities:
Inventories	(2,187)	(1,426)	(3,583)
Accounts receivable, net and other	(1,755)	(3,367)	(4,786)
Accounts payable	4,294	5,030	7,175
Accrued expenses and other	913	1,724	283
Unearned revenue	1,292	1,955	738
Net cash provided by (used in) operating activities	12,039	17,272	18,434
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(5,387)	(7,804)	(11,955)
Proceeds from property and equipment incentives	798	1,067	1,897
Acquisitions, net of cash acquired, and other	(795)	(116)	(13,972)
Sales and maturities of marketable securities	3,025	4,733	9,988
Purchases of marketable securities	(4,091)	(7,756)	(13,777)
Net cash provided by (used in) investing activities	(6,450)	(9,876)	(27,819)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	353	621	16,231
Repayments of long-term debt and other	(1,652)	(354)	(1,372)
Principal repayments of capital lease obligations	(2,462)	(3,860)	(4,799)
Principal repayments of finance lease obligations	(121)	(147)	(200)
Net cash provided by (used in) financing activities	(3,882)	(3,740)	9,860
Foreign currency effect on cash and cash equivalents	(374)	(212)	713
Net increase (decrease) in cash and cash equivalents	1,333	3,444	1,188
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,890	$19,334	$20,522
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$325	$290	$328
Cash paid for interest on capital and finance lease obligations	153	206	319
Cash paid for income taxes, net of refunds	273	412	957
Property and equipment acquired under capital leases	4,717	5,704	9,637
Property and equipment acquired under build-to-suit leases	544	1,209	3,541
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2016	2017
Net product sales	$79,268	$94,665	$118,573
Net service sales	27,738	41,322	59,293
Total net sales	107,006	135,987	177,866
Operating expenses:
Cost of sales	71,651	88,265	111,934
Fulfillment	13,410	17,619	25,249
Marketing	5,254	7,233	10,069
Technology and content	12,540	16,085	22,620
General and administrative	1,747	2,432	3,674
Other operating expense, net	171	167	214
Total operating expenses	104,773	131,801	173,760
Operating income	2,233	4,186	4,106
Interest income	50	100	202
Interest expense	(459)	(484)	(848)
Other income (expense), net	(256)	90	346
Total non-operating income (expense)	(665)	(294)	(300)
Income before income taxes	1,568	3,892	3,806
Provision for income taxes	(950)	(1,425)	(769)
Equity-method investment activity, net of tax	(22)	(96)	(4)
Net income	$596	$2,371	$3,033
Basic earnings per share	$1.28	$5.01	$6.32
Diluted earnings per share	$1.25	$4.90	$6.15
Weighted-average shares used in computation of earnings per share:
Basic	467	474	480
Diluted	477	484	493
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2016	2017
Net income	$596	$2,371	$3,033
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $10, $(49), and $5	(210)	(279)	533
Net change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of tax of $(5), $(12), and $5	(7)	9	(39)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0, $0, and $0	5	8	7
Net unrealized gains (losses) on available-for-sale securities	(2)	17	(32)
Total other comprehensive income (loss)	(212)	(262)	501
Comprehensive income	$384	$2,109	$3,534
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$19,334	$20,522
Marketable securities	6,647	10,464
Inventories	11,461	16,047
Accounts receivable, net and other	8,339	13,164
Total current assets	45,781	60,197
Property and equipment, net	29,114	48,866
Goodwill	3,784	13,350
Other assets	4,723	8,897
Total assets	$83,402	$131,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,309	$34,616
Accrued expenses and other	13,739	18,170
Unearned revenue	4,768	5,097
Total current liabilities	43,816	57,883
Long-term debt	7,694	24,743
Other long-term liabilities	12,607	20,975
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 500 and 507
Outstanding shares — 477 and 484	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	17,186	21,389
Accumulated other comprehensive loss	(985)	(484)
Retained earnings	4,916	8,636
Total stockholders’ equity	19,285	27,709
Total liabilities and stockholders’ equity	$83,402	$131,310
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance as of January 1, 2015	465	$5	$(1,837)	$11,135	$(511)	$1,949	$10,741
Net income	—	—	—	—	—	596	596
Other comprehensive income (loss)	—	—	—	—	(212)	—	(212)
Exercise of common stock options	6	—	—	4	—	—	4
Excess tax benefits from stock-based compensation	—	—	—	119	—	—	119
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,131	—	—	2,131
Issuance of common stock for acquisition activity	—	—	—	5	—	—	5
Balance as of December 31, 2015	471	5	(1,837)	13,394	(723)	2,545	13,384
Net income	—	—	—	—	—	2,371	2,371
Other comprehensive income (loss)	—	—	—	—	(262)	—	(262)
Exercise of common stock options	6	—	—	1	—	—	1
Excess tax benefits from stock-based compensation	—	—	—	829	—	—	829
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	2,962	—	—	2,962
Balance as of December 31, 2016	477	5	(1,837)	17,186	(985)	4,916	19,285
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	687	687
Net income	—	—	—	—	—	3,033	3,033
Other comprehensive income	—	—	—	—	501	—	501
Exercise of common stock options	7	—	—	1	—	—	1
Stock-based compensation and issuance of employee benefit plan stock	—	—	—	4,202	—	—	4,202
Balance as of December 31, 2017	484	$5	$(1,837)	$21,389	$(484)	$8,636	$27,709
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Amazon.com opened its virtual doors on the World Wide Web in July 1995. We seek to be Earth’s most customer-centric company. In each of our segments, we serve our primary customer sets, consisting of consumers, sellers, developers, enterprises, and content creators. We serve consumers through our retail websites and physical stores and focus on selection, price, and convenience. We also manufacture and sell electronic devices. We offer programs that enable sellers to sell their products on our websites and their own branded websites and to fulfill orders through us, and programs that allow authors, musicians, filmmakers, app developers, and others to publish and sell content. We serve developers and enterprises of all sizes through our AWS segment, which offers a broad set of global compute, storage, database, and other service offerings. In addition, we provide services, such as fulfillment, publishing, certain digital content subscriptions, advertising, and co-branded credit cards.
We have organized our operations into three segments: North America, International, and AWS. See “Note 11—Segment Information.”
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the expanded presentation of “Net cash provided by (used in) investing activities” on our consolidated statements of cash flows and the allocation of stock-based compensation to “Other operating expense, net” in the segment results within “Note 11 - Segment Information.” These revised segment results reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations. In addition, excess tax benefits from stock-based compensation were reclassified from “Net cash provided by (used in) financing activities” to “Net cash provided by (used in) operating activities” on our consolidated statements of cash flows as a result of the adoption of new accounting guidance.
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

The following table shows the calculation of diluted shares (in millions):

	Year Ended December 31,
	2015	2016	2017
Shares used in computation of basic earnings per share	467	474	480
Total dilutive effect of outstanding stock awards	10	10	13
Shares used in computation of diluted earnings per share	477	484	493
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
Sales of certain of our digital devices are considered arrangements with multiple deliverables, consisting of the device, undelivered software upgrades and/or undelivered non-software services such as cloud services. The revenue allocated to the device, which is the substantial portion of the total sale price, and related costs are generally recognized upon delivery. Revenue related to undelivered software upgrades and/or undelivered non-software services is deferred and recognized generally on a straight-line basis over the estimated period the software upgrades and non-software services are expected to be provided for each of these devices.
Sales of Amazon Prime memberships are also considered arrangements with multiple deliverables, including shipping benefits, Prime Video, Prime Music, Prime Photos, and access to the Kindle Owners’ Lending Library. The revenue related to the deliverables is amortized over the life of the membership based on the estimated delivery of services. Amazon Prime membership fees are allocated between product sales and service sales. Costs to deliver Amazon Prime benefits are recognized as cost of sales as incurred. As we add more benefits to the Prime membership, we update the method of determining the estimated selling prices of each element as well as the allocation of Prime membership fees.
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
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Allowance for returns was $153 million, $156 million, and $62 million as of December 31, 2015, 2016, and 2017. Additions to the allowance were $1.3 billion, $1.5 billion, and $1.8 billion, and deductions to the allowance were $1.3 billion, $1.5 billion, and $1.9 billion in 2015, 2016, and 2017. Revenue from product sales and services rendered is recorded net of sales and consumption taxes. Additionally, we periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by our customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Total net sales.”

Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.
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
Fulfillment
Fulfillment costs primarily consist of those costs incurred in operating and staffing our North America and International segments’ fulfillment centers, customer service centers, and physical stores, including costs attributable to buying, receiving, inspecting, and warehousing inventories; picking, packaging, and preparing customer orders for shipment; payment processing and related transaction costs, including costs associated with our guarantee for certain seller transactions; responding to inquiries from customers; and supply chain management for our manufactured electronic devices. Fulfillment costs also include amounts paid to third parties that assist us in fulfillment and customer service operations.
Marketing
Marketing costs primarily consist of targeted online advertising, payroll and related expenses for personnel engaged in marketing and selling activities, and television advertising. We pay commissions to participants in our Associates program when their customer referrals result in product sales and classify such costs as “Marketing” on our consolidated statements of operations. We also participate in cooperative advertising arrangements with certain of our vendors, and other third parties.
Advertising and other promotional costs are expensed as incurred and were $3.8 billion, $5.0 billion, and $6.3 billion in 2015, 2016, and 2017. Prepaid advertising costs were not significant as of December 31, 2016 and 2017.
Technology and Content
Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our websites, curation and display of products and services made available on our websites, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation, rent, utilities, and other expenses necessary to support AWS, as well as these and other efforts. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.
Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development costs, including software used to upgrade and enhance our websites and applications supporting our business, which are capitalized and amortized over two years.
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
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign currency gains (losses) of $(266) million, $21 million, and $247 million in 2015, 2016, and 2017, equity warrant valuation gains (losses) of $0 million, $67 million, and $109 million in 2015, 2016, and 2017, and realized gains (losses) on marketable securities sales of $(5) million, $(8) million, and $(7) million in 2015, 2016, and 2017.
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.
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

For our cash, cash equivalents, or marketable securities, we measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, or marketable securities categorized as Level 3 assets as of December 31, 2016 and 2017.
As part of entering into commercial agreements, we often obtain equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2016 and 2017, these warrants had a fair value of $223 million and $441 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $0 million, $67 million, and $109 million in 2015, 2016, and 2017. These assets are primarily classified as Level 2 assets.
Cash and Cash Equivalents
We classify all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.
We provide Fulfillment by Amazon services in connection with certain of our sellers’ programs. Third-party sellers maintain ownership of their inventory, regardless of whether fulfillment is provided by us or the third-party sellers, and therefore these products are not included in our inventories.
We also purchase electronic device components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, we enter into agreements with contract manufacturers and suppliers for certain electronic device components. A portion of our reported purchase commitments arising from these agreements consists of firm, non-cancellable commitments. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs. We also have firm, non-cancellable commitments for certain products offered in our Whole Foods Market stores.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, sellers, and vendors. As of December 31, 2016 and 2017, customer receivables, net, were $3.9 billion and $6.4 billion, seller receivables, net, were $661 million and $692 million, and vendor receivables, net, were $2.0 billion and $2.6 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.
We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $189 million, $237 million, and $348 million as of December 31, 2015, 2016, and 2017. Additions to the allowance were $289 million, $451 million, and $626 million, and deductions to the allowance were $290 million, $403 million, and $515 million in 2015, 2016, and 2017. The allowance for loan losses related to our seller receivables was not material as of December 31, 2016 and 2017.
Internal-Use Software and Website Development
Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2015, 2016, and 2017, we capitalized $642 million (including $114 million of stock-based compensation), $511 million (including $94 million of stock-based compensation), and $395 million (including $84 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $635 million, $634 million, and $545 million for 2015, 2016, and 2017.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Incentives that we receive from property and equipment vendors are recorded as a reduction in our costs. Property includes buildings and land that we own, along with property we have acquired under build-to-suit, finance, and capital lease arrangements. Equipment includes assets such as furniture and fixtures, heavy equipment, servers and networking equipment, and internal-use software and website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets (generally the lesser of 40 years or the remaining life of the underlying building, two years for assets such as internal-use software, three years for our servers, five years for networking equipment, five years for furniture and fixtures, and ten years for heavy equipment). Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations.
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
We completed the required annual testing of goodwill for impairment for all reporting units as of April 1, 2017, and determined that goodwill is not impaired as the fair value of our reporting units substantially exceeded their book value. There were no triggering events identified from the date of our assessment through December 31, 2017 that would require an update to our annual impairment test. See “Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets.”
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
Video and Music Content
We obtain video and music content for customers through licensing agreements that have a wide range of licensing provisions, which include both fixed and variable payment schedules. When the license fee for a specific movie, television, or music title is determinable or reasonably estimable and the content is available for streaming, we recognize an asset representing the fee and a corresponding liability for the amounts owed. We relieve the liability as payments are made and we amortize the asset to “Cost of sales” on a straight-line basis or on an accelerated basis, based on estimated usage patterns, which typically ranges from one to five years. If we are unable to reasonably estimate the cost per title, no asset or liability is recorded and licensing costs are expensed as incurred. We also develop original content. Capitalized production costs associated with our original content are limited by the amount of revenue we expect to earn, which results in a portion being expensed as incurred. These capitalized costs are amortized to “Cost of sales” on an accelerated basis that follows the viewing pattern of customer streams in the first months after availability.
Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in “Cash and cash equivalents” or “Marketable securities” on the accompanying consolidated balance sheets. Marketable securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss.”
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Assets held for sale were not significant as of December 31, 2016 and 2017.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are liabilities primarily related to unredeemed gift cards, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2016 and 2017, our liabilities for unredeemed gift cards was $2.4 billion and $3.0 billion. We reduce the liability for a gift card when redeemed by a customer. If a gift card is not redeemed, we recognize revenue when it expires or when the likelihood of its redemption becomes remote, generally two years from the date of issuance.
Unearned Revenue
Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services. Included in “Other long-term liabilities” on our consolidated balance sheets was $499 million and $1.0 billion of unearned revenue as of December 31, 2016 and 2017. The amortization of previously unearned revenue was approximately $10.0 billion and $14.3 billion in 2016 and 2017.
Foreign Currency
We have internationally-focused websites for Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Spain, and the United Kingdom. Net sales generated from these websites, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of our subsidiaries that either operate or support these websites is generally the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity, and in the “Foreign currency effect on cash and cash equivalents,” on our consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded a loss of $215 million in 2015 and recorded gains of $62 million and $202 million in 2016 and 2017.
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
In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this ASU in Q1 2017 by recording the cumulative impact through an increase in retained earnings of $687 million, and we will continue to estimate expected forfeitures. Additionally, we retrospectively adjusted our consolidated statements of cash flows to reclassify excess tax benefits of $119 million and $829 million for the year ended December 31, 2015 and 2016 from financing activities to operating activities.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this ASU on January 1, 2018 with a cumulative adjustment that will increase retained earnings by approximately $650 million rather than retrospectively adjusting prior periods. The cumulative adjustment will primarily relate to unredeemed gift cards. We will begin to recognize revenue from estimated unredeemed gift cards over the expected customer redemption period, which is substantially within nine months, rather than waiting until gift cards expire or when the likelihood of redemption becomes remote, generally two years from the date of issuance. Other changes relate to Amazon-branded electronic devices sold through retailers, which will be recognized upon sale to the retailer rather than to end customers. We also will change how we recognize and classify Amazon Prime memberships, which are currently considered arrangements with multiple deliverables that are allocated among products sales and service sales. Upon adoption of the ASU, Amazon Prime memberships will be accounted for as a single performance obligation recognized ratably over the membership period and will be classified as service sales. Other changes that we have identified relate primarily to the presentation of revenue. Certain advertising services will be classified as revenue rather than a reduction in cost of sales, and sales of apps, in-app content, and certain digital media content will primarily be presented on a net basis.
In January 2016, the FASB issued an ASU which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under this ASU, certain equity investments will be measured at fair value with changes recognized in net income. The ASU is effective for reporting periods beginning after December 15, 2017. We do not expect adoption of the ASU in Q1 2018 to have a material impact on our consolidated financial statements.
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
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this ASU beginning in Q1 2018. We estimate the ASU will have an impact of approximately $250 million on our consolidated financial statements, including retained earnings and deferred taxes. This estimate takes into account valuation allowances that we anticipate recording against certain material deferred tax assets. Any change in our assessment of the likelihood of our ability to realize deferred tax assets will be reflected as an income tax benefit during the quarter of such change.
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
Note 2—CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2016 and 2017, our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. The following tables summarize, by major security type, our cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$6,883	$—	$—	$6,883
Level 1 securities:
Money market funds	11,940	—	—	11,940
Equity securities	20	31	—	51
Level 2 securities:
Foreign government and agency securities	337	—	—	337
U.S. government and agency securities	4,821	2	(7)	4,816
Corporate debt securities	2,105	1	(2)	2,104
Asset-backed securities	355	—	(2)	353
Other fixed income securities	97	—	—	97
	$26,558	$34	$(11)	$26,581
Less: Restricted cash, cash equivalents, and marketable securities (1)				(600)
Total cash, cash equivalents, and marketable securities				$25,981

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,982	$—	$—	$9,982
Level 1 securities:
Money market funds	11,343	—	—	11,343
Equity securities	23	30	—	53
Level 2 securities:
Foreign government and agency securities	620	—	—	620
U.S. government and agency securities	4,841	1	(19)	4,823
Corporate debt securities	4,265	1	(9)	4,257
Asset-backed securities	910	—	(5)	905
Other fixed income securities	340	—	(2)	338
	$32,324	$32	$(35)	$32,321
Less: Restricted cash, cash equivalents, and marketable securities (1)				(1,335)
Total cash, cash equivalents, and marketable securities				$30,986
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

The following table summarizes gross gains and gross losses realized on sales of available-for-sale marketable securities (in millions):

	Year Ended December 31,
	2015	2016	2017
Realized gains	$2	$3	$5
Realized losses	7	11	11
The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of December 31, 2017 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$17,293	$17,287
Due after one year through five years	4,149	4,129
Due after five years through ten years	302	300
Due after ten years	575	570
Total	$22,319	$22,286
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Note 3—PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of the following (in millions):

	December 31,
	2016	2017
Gross property and equipment (1):
Land and buildings	$13,998	$23,718
Equipment and internal-use software (2)	25,989	38,387
Other corporate assets	649	2,390
Construction in progress	1,805	4,078
Gross property and equipment	42,441	68,573
Total accumulated depreciation (1)	13,327	19,707
Total property and equipment, net	$29,114	$48,866
 ___________________

(1)	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

(2)	Includes internal-use software of $1.4 billion and $1.1 billion as of December 31, 2016 and 2017.
Depreciation expense on property and equipment was $4.9 billion, $6.4 billion, and $8.8 billion which includes amortization of property and equipment acquired under capital leases of $2.7 billion, $3.8 billion, and $5.4 billion for 2015, 2016, and 2017. Gross assets recorded under capital leases were $17.0 billion and $26.4 billion as of December 31, 2016 and 2017. Accumulated depreciation associated with capital leases was $8.5 billion and $13.4 billion as of December 31, 2016 and 2017.
We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related leases’ terms. Additionally, certain build-to-suit lease arrangements and finance leases provide purchase options. Upon occupancy, the long-term construction obligations are considered long-term finance lease obligations with amounts payable during the next 12 months recorded as “Accrued expenses and other.” Gross assets remaining under finance leases were $2.9 billion and $5.4 billion as of December 31, 2016 and 2017. Accumulated depreciation associated with finance leases was $361 million and $635 million as of December 31, 2016 and 2017.
Note 4—ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
Acquisition Activity
During 2015 and 2016, we acquired certain companies for an aggregate purchase price of $690 million and $103 million. The primary reason for these acquisitions, none of which were individually material to our consolidated financial statements, was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
On May 12, 2017, we acquired Souq Group Ltd. (“Souq”), an e-commerce company, for approximately $583 million, net of cash acquired, and on August 28, 2017, we acquired Whole Foods Market, a grocery store chain, for approximately $13.2 billion, net of cash acquired. Both acquisitions are intended to expand our retail presence. During 2017, we also acquired certain other companies for an aggregate purchase price of $204 million. The primary reason for our other 2017 acquisitions was to acquire technologies and know-how to enable Amazon to serve customers more effectively.
Acquisition-related costs were expensed as incurred and were not significant. The valuation of certain assets and liabilities in the Whole Foods Market acquisition is preliminary and subject to change.

Purchase Price Allocation
The aggregate purchase price of the 2015 and 2016 acquisitions, and the Whole Foods Market and other 2017 acquisitions, which primarily includes the acquisition of Souq, was allocated as follows (in millions):

	December 31,
	2015	2016	2017
			Whole Foods Market	Other 2017 Acquisitions	Total

Purchase Price
Cash paid, net of cash acquired	$599	$81	$13,176	$683	$13,859
Stock options assumed	5	—	—	—	—
Indemnification holdback	86	22	—	104	104
	$690	$103	$13,176	$787	$13,963
Allocation
Goodwill	$482	$60	$9,010	$491	$9,501
Intangible assets (1):
Marketing-related	3	2	1,928	59	1,987
Contract-based	1	1	407	33	440
Technology-based	208	53	—	166	166
Customer-related	18	1	—	54	54
	230	57	2,335	312	2,647
Property and equipment	4	3	3,794	16	3,810
Deferred tax assets	55	17	95	22	117
Other assets acquired	53	10	1,711	147	1,858
Long-term debt	(3)	(5)	(1,158)	(7)	(1,165)
Deferred tax liabilities	(85)	(18)	(925)	(36)	(961)
Other liabilities assumed	(46)	(21)	(1,686)	(158)	(1,844)
	$690	$103	$13,176	$787	$13,963
 ___________________

(1)
Intangible assets acquired in 2015, 2016, and the other 2017 acquisitions have estimated useful lives of between one and six years, one and seven years, and one and seven years, with weighted-average amortization periods of five years, five years, and four years. Acquired intangible assets for Whole Foods Market have estimated useful lives of between one and twenty-five years, with a weighted-average amortization period of twenty-three years, primarily driven by the Whole Foods Market trade name.

The fair value of assumed stock options, estimated using the Black-Scholes model, and restricted stock units of $9 million, $0 million, and $0 million for 2015, 2016, and 2017 will be expensed over the remaining service period. We determined the estimated fair value of identifiable intangible assets acquired primarily by using the income approach. These assets are included within “Other assets” on our consolidated balance sheets and are being amortized to operating expenses on a straight-line basis over their estimated useful lives.

Pro Forma Financial Information - 2017 Acquisition Activity (unaudited)
The acquired companies were consolidated into our financial statements starting on their respective acquisition dates. The aggregate net sales and operating loss of Whole Foods Market consolidated into our financial statements since the date of acquisition was $5.8 billion and $(24) million for the year ended December 31, 2017. The aggregate net sales and operating loss of other acquisitions consolidated into our financial statements since the respective dates of acquisition was $482 million and $(142) million for the year ended December 31, 2017. The following financial information, which excludes certain acquired companies for which the pro forma impact is not meaningful, presents our results as if the acquisitions during the year ended December 31, 2017 had occurred on January 1, 2016 (in millions):

	Twelve Months Ended December 31,
	2016	2017
Net sales	$152,283	$187,890
Net income	$2,148	$2,940

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisitions actually occurred on January 1, 2016 and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily interest expense related to the proceeds from the issuance of the August 2017 Notes used in connection with the acquisition of Whole Foods Market, depreciation of property and equipment, and amortization of intangible assets.
Goodwill
The goodwill of the acquired companies is primarily related to expected improvements in technology performance and functionality, as well as sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition. The goodwill of the acquired companies is generally not deductible for tax purposes. The following summarizes our goodwill activity in 2016 and 2017 by segment (in millions):

	North America	International	AWS	Consolidated
Goodwill - January 1, 2016	$2,012	$719	$1,028	$3,759
New acquisitions	30	13	17	60
Other adjustments (1)	2	(38)	1	(35)
Goodwill - December 31, 2016	2,044	694	1,046	3,784
New acquisitions (2)	9,115	368	18	9,501
Other adjustments (1)	6	46	13	65
Goodwill - December 31, 2017	$11,165	$1,108	$1,077	$13,350
 ___________________

(1)	Primarily includes changes in foreign exchange rates.

(2)	Primarily includes the acquisition of Whole Foods Market in the North America segment and Souq in the International segment.

Intangible Assets
Acquired intangible assets, included within “Other assets” on our consolidated balance sheets, consist of the following (in millions):

	December 31,
	2016			2017
	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Acquired Intangibles, Gross (1)	Accumulated Amortization (1)	Acquired Intangibles, Net	Weighted Average Life Remaining
Marketing-related	$499	$(299)	$200	$2,486	$(418)	$2,068	23.0
Contract-based	397	(212)	185	1,013	(213)	800	13.0
Technology- and content-based	705	(353)	352	640	(252)	388	4.4
Customer-related	299	(182)	117	283	(168)	115	2.1
Acquired intangibles (2)	$1,900	$(1,046)	$854	$4,422	$(1,051)	$3,371	17.8
 ___________________

(1)	Excludes the original cost and accumulated amortization of fully-amortized intangibles.

(2)	Intangible assets have estimated useful lives of between one and twenty-five years.
Amortization expense for acquired intangibles was $270 million, $287 million, and $366 million in 2015, 2016, and 2017. Expected future amortization expense of acquired intangible assets as of December 31, 2017 is as follows (in millions):

Year Ended December 31,
2018	$377
2019	337
2020	258
2021	214
2022	178
Thereafter	1,998
$3,362

Note 5—LONG-TERM DEBT
As of December 31, 2017, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”), including $17.0 billion of notes issued and assumed in connection with our August 2017 acquisition of Whole Foods Market. As of December 31, 2016 and 2017, the net unamortized discount on the Notes was $90 million and $99 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $588 million and $692 million as of December 31, 2016 and 2017. The face value of our total long-term debt obligations is as follows (in millions):

	December 31,
	2016	2017
1.200% Notes due on November 29, 2017	$1,000	$—
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	—	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	—	1,000
2.800% Notes due on August 22, 2024 (3)	—	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	—	1,000
3.150% Notes due on August 22, 2027 (3)	—	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	—	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	—	3,500
4.250% Notes due on August 22, 2057 (3)	—	2,250
Credit Facility	495	592
Other long-term debt	93	100
Total debt	8,838	24,942
Less current portion of long-term debt	(1,056)	(100)
Face value of long-term debt	$7,782	$24,842
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes were 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay the 1.200% Notes due November 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $8.7 billion and $25.7 billion as of December 31, 2016 and 2017, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $600 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There was $495 million and $592 million of borrowings outstanding under the Credit Facility as of December 31, 2016 and 2017, which had a weighted-average interest rate of 2.3% and 2.7% as of December 31, 2016 and 2017. As of December 31, 2017, we have pledged $686 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016 and 2017.
In December 2017, we conducted an exchange offer related to the $1.0 billion 5.200% senior notes due 2025 assumed in our acquisition of Whole Foods Market. In connection with the exchange offer, we issued $872 million aggregate principal amount of new Amazon 5.200% senior notes due 2025, and $128 million aggregate principal amount of Whole Foods Market’s previously issued notes remained outstanding. We also amended the Whole Foods Market indenture to eliminate substantially all the restrictive covenants and certain events of default from the remaining Whole Foods Market notes.
The other debt, including the current portion, had a weighted-average interest rate of 3.4% and 5.8% as of December 31, 2016 and 2017. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2016 and 2017.
As of December 31, 2017, future principal payments for our total debt were as follows (in millions):

Year Ended December 31,
2018	$100
2019	1,334
2020	1,258
2021	1,000
2022	1,250
Thereafter	20,000
$24,942
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the credit agreements as of December 31, 2016 and 2017.

Note 6—OTHER LONG-TERM LIABILITIES
Our other long-term liabilities are summarized as follows (in millions):

	December 31,
	2016	2017
Long-term capital lease obligations	$5,080	$8,438
Long-term finance lease obligations	2,439	4,745
Construction liabilities	714	1,350
Tax contingencies	1,395	1,004
Long-term deferred tax liabilities	392	990
Other	2,587	4,448
Total other long-term liabilities	$12,607	$20,975
Capital and Finance Leases
Certain of our equipment, primarily related to technology infrastructure, and buildings have been acquired under capital leases. Long-term capital lease obligations are as follows (in millions):

December 31, 2017
Gross capital lease obligations	$14,811
Less imputed interest	(534)
Present value of net minimum lease payments	14,277
Less current portion of capital lease obligations	(5,839)
Total long-term capital lease obligations	$8,438
We continue to be the deemed owner after occupancy of certain facilities that were constructed as build-to-suit lease arrangements and previously reflected as “Construction liabilities.” As such, these arrangements are accounted for as finance leases. Long-term finance lease obligations are as follows (in millions):

December 31, 2017
Gross finance lease obligations	$6,265
Less imputed interest	(1,238)
Present value of net minimum lease payments	5,027
Less current portion of finance lease obligations	(282)
Total long-term finance lease obligations	$4,745
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

Note 7—COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $1.1 billion, $1.4 billion, and $2.2 billion for 2015, 2016, and 2017.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of December 31, 2017 (in millions):

	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt principal and interest	$967	$2,234	$2,111	$1,834	$2,050	$31,799	$40,995
Capital lease obligations, including interest (1)	6,084	4,788	2,590	557	262	530	14,811
Finance lease obligations, including interest (2)	445	460	466	476	472	3,946	6,265
Operating leases	2,427	2,376	2,258	2,039	1,813	11,935	22,848
Unconditional purchase obligations (3)	3,527	3,561	3,195	3,039	2,922	7,956	24,200
Other commitments (4) (5)	1,584	1,016	733	571	438	4,744	9,086
Total commitments	$15,034	$14,435	$11,353	$8,516	$7,957	$60,910	$118,205
___________________

(1)
Excluding interest, current capital lease obligations of $4.0 billion and $5.8 billion are recorded within “Accrued expenses and other” as of December 31, 2016 and 2017, and $5.1 billion and $8.4 billion are recorded within “Other long-term liabilities” as of December 31, 2016 and 2017.

(2)
Excluding interest, current finance lease obligations of $144 million and $282 million are recorded within “Accrued expenses and other” as of December 31, 2016 and 2017, and $2.4 billion and $4.7 billion are recorded within “Other long-term liabilities” as of December 31, 2016 and 2017.

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

(5)	Excludes $2.3 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2016 and 2017, we have pledged or otherwise restricted $715 million and $1.4 billion of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, workers’ compensation obligations, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.
Suppliers
During 2017, no vendor accounted for 10% or more of our purchases. We generally do not have long-term contracts or arrangements with our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits.
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
Beginning in August 2013, a number of complaints were filed alleging, among other things, that Amazon.com, Inc. and several of its subsidiaries failed to compensate hourly workers for time spent waiting in security lines and otherwise violated federal and state wage and hour statutes and common law. In August 2013, Busk v. Integrity Staffing Solutions, Inc. and Amazon.com, Inc. was filed in the United States District Court for the District of Nevada, and Vance v. Amazon.com, Inc., Zappos.com Inc., another affiliate of Amazon.com, Inc., and Kelly Services, Inc. was filed in the United States District Court for the Western District of Kentucky. In September 2013, Allison v. Amazon.com, Inc. and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Western District of Washington, and Johnson v. Amazon.com, Inc. and an affiliate of Amazon.com, Inc. was filed in the United States District Court for the Western District of Kentucky. In October 2013, Davis v. Amazon.com, Inc., an affiliate of Amazon.com, Inc., and Integrity Staffing Solutions, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiffs variously purport to represent a nationwide class of certain current and former employees under the Fair Labor Standards Act and/or state-law-based subclasses for certain current and former employees in states including Arizona, California, Pennsylvania, South Carolina, Kentucky, Washington, and Nevada, and one complaint asserts nationwide breach of contract and unjust enrichment claims. The complaints seek an unspecified amount of damages, interest, injunctive relief, and attorneys’ fees. We have been named in several other similar cases. In December 2014, the Supreme Court ruled in Busk that time spent waiting for and undergoing security screening is not compensable working time under the federal wage and hour statute. In February 2015, the courts in those actions alleging only federal law claims entered stipulated orders dismissing those actions without prejudice. In March 2016, the United States

District Court for the Western District of Kentucky dismissed the Vance case with prejudice. In April 2016, the plaintiffs appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. In March 2017, the court of appeals affirmed the district court’s decision. In June 2017, the United States District Court for the Western District of Kentucky dismissed the Busk and Saldana cases with prejudice. We dispute any remaining allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
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

In October 2017, SRC Labs, LLC and Saint Regis Mohawk Tribe filed a complaint for patent infringement against Amazon Web Services, Inc., Amazon.com, Inc., and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain AWS EC2 Instances infringe U.S. Patent Nos. 6,434,687, entitled “System and method for accelerating web site access and processing utilizing a computer system incorporating reconfigurable processors operating under a single operating system image”; 7,149,867, entitled “System and method of enhancing efficiency and utilization of memory bandwidth in reconfigurable hardware”; 7,225,324 and 7,620,800, both entitled “Multi-adaptive processing systems and techniques for enhancing parallelism and performance of computational functions”; and 9,153,311, entitled “System and method for retaining DRAM data when reprogramming reconfigurable devices with DRAM memory controllers.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and a compulsory on-going royalty. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. In addition, for the matters disclosed above that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
See also “Note 10—Income Taxes.”
Note 8—STOCKHOLDERS’ EQUITY
Preferred Stock
We have authorized 500 million shares of $0.01 par value preferred stock. No preferred stock was outstanding for any period presented.
Common Stock
Common shares outstanding plus shares underlying outstanding stock awards totaled 490 million, 497 million, and 504 million, as of December 31, 2015, 2016, and 2017. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited.
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. This stock repurchase authorization replaced the previous $2.0 billion stock repurchase authorization, approved by the Board of Directors in 2010. There were no repurchases of common stock in 2015, 2016, or 2017.
Stock Award Plans
Employees vest in restricted stock unit awards and stock options over the corresponding service term, generally between two and five years.

Stock Award Activity
Stock options outstanding, which were primarily obtained through acquisitions, totaled 0.2 million, 0.1 million, and 0.1 million, as of December 31, 2015, 2016, and 2017.
Stock-based compensation expense is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Cost of sales (1)	$—	$16	$47
Fulfillment	482	657	911
Marketing	190	323	511
Technology and content	1,224	1,664	2,305
General and administrative	223	315	441
Total stock-based compensation expense (2)	$2,119	$2,975	$4,215
___________________

(1)	Beginning in 2016, stock-based compensation expense was recorded to cost of sales for eligible employees providing delivery services.

(2)
The related tax benefits were $593 million, $907 million, and $860 million for 2015, 2016, and 2017. In 2017, the tax benefit reflects the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.

The following table summarizes our restricted stock unit activity (in millions):

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2015	17.4	$285
Units granted	9.8	426
Units vested	(5.6)	253
Units forfeited	(2.7)	321
Outstanding as of December 31, 2015	18.9	362
Units granted	9.3	660
Units vested	(6.1)	321
Units forfeited	(2.3)	440
Outstanding as of December 31, 2016	19.8	506
Units granted	8.9	946
Units vested	(6.8)	400
Units forfeited	(1.8)	649
Outstanding as of December 31, 2017	20.1	$725
Scheduled vesting for outstanding restricted stock units as of December 31, 2017, is as follows (in millions):

	Year Ended
	2018	2019	2020	2021	2022	Thereafter	Total
Scheduled vesting—restricted stock units	7.3	7.3	3.6	1.6	0.1	0.2	20.1
As of December 31, 2017, there was $6.4 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2015, 2016, and 2017 was 28%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
During 2015, 2016, and 2017, the fair value of restricted stock units that vested was $2.7 billion, $4.3 billion, and $6.8 billion.

As matching contributions under our 401(k) savings plan, we granted 0.1 million shares of common stock in 2016 and 2017. Shares granted as matching contributions under our 401(k) plan are included in outstanding common stock when issued, and recorded as stock-based compensation expense.
Common Stock Available for Future Issuance
As of December 31, 2017, common stock available for future issuance to employees is 116 million shares.
Note 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the composition of accumulated other comprehensive loss for 2015, 2016, and 2017 are as follows (in millions):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Total
Balances as of January 1, 2015	$(512)	$1	$(511)
Other comprehensive income (loss)	(210)	(2)	(212)
Balances as of December 31, 2015	(722)	(1)	(723)
Other comprehensive income (loss)	(279)	17	(262)
Balances as of December 31, 2016	(1,001)	16	(985)
Other comprehensive income (loss)	533	(32)	501
Balances as of December 31, 2017	$(468)	$(16)	$(484)
Amounts included in accumulated other comprehensive loss are recorded net of their related income tax effects.
Note 10—INCOME TAXES
In 2015, 2016, and 2017, we recorded net tax provisions of $950 million, $1.4 billion, and $769 million. We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. Cash taxes paid, net of refunds, were $273 million, $412 million, and $957 million for 2015, 2016, and 2017.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the 2017 Tax Act of approximately $789 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax is not material. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The components of the provision for income taxes, net are as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Current taxes:
U.S. Federal	$215	$1,136	$(137)
U.S. State	237	208	211
International	417	327	724
Current taxes	869	1,671	798
Deferred taxes:
U.S. Federal	473	116	(202)
U.S. State	(171)	(31)	(26)
International	(221)	(331)	199
Deferred taxes	81	(246)	(29)
Provision for income taxes, net	$950	$1,425	$769
U.S. and international components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
U.S.	$2,186	$4,551	$5,630
International	(618)	(659)	(1,824)
Income (loss) before income taxes	$1,568	$3,892	$3,806
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Income taxes computed at the federal statutory rate	$549	$1,362	$1,332
Effect of:
Impact of foreign tax differential	350	(69)	1,178
State taxes, net of federal benefits	37	110	114
Tax credits	(99)	(119)	(220)
Stock-based compensation (1)	149	189	(917)
Domestic production activities deduction	(44)	(94)	—
Impact of 2017 Tax Act	—	—	(789)
Other, net	8	46	71
Total	$950	$1,425	$769
___________________

(1)
Includes non-deductible stock-based compensation and beginning in 2017, excess tax benefits from stock-based compensation. For 2017, our tax provision includes $1.3 billion of excess tax benefits from stock-based compensation.

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
Our provision for income taxes in 2017 was lower than in 2016 primarily due to excess tax benefits from stock-based compensation and the provisional favorable effect of the 2017 Tax Act, partially offset by an increase in the proportion of foreign losses for which we may not realize a tax benefit and audit-related developments.
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
The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
Deferred income tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2017 (6)
Deferred tax assets (1):
Loss carryforwards U.S. - Federal/States (2)	$198	$211
Loss carryforwards - Foreign (3)	1,062	2,149
Accrued liabilities, reserves, & other expenses	968	901
Stock-based compensation	1,073	1,026
Deferred revenue	330	349
Assets held for investment	66	35
Depreciation & amortization	179	279
Other items	171	167
Tax credits (4)	39	381
Total gross deferred tax assets	4,086	5,498
Less valuation allowance (5)	(1,012)	(2,538)
Deferred tax assets, net of valuation allowance	3,074	2,960
Deferred tax liabilities:
Depreciation & amortization	(2,332)	(2,568)
Acquisition related intangible assets	(226)	(531)
Other items	(62)	(58)
Net deferred tax assets (liabilities), net of valuation allowance	$454	$(197)
 ___________________

(1)	Deferred tax assets related to net operating losses and tax credits are presented net of tax contingencies.

(2)
Excluding $18 million of deferred tax assets as of December 31, 2016, related to net operating losses that result from excess stock-based compensation. Beginning in 2017, losses resulting from excess stock-based compensation are now recognized immediately as a result of the adoption of new accounting guidance.

(3)
Excluding $9 million of deferred tax assets as of December 31, 2016, related to net operating losses that result from excess stock-based compensation. Beginning in 2017, losses resulting from excess stock-based compensation are now recognized immediately as a result of the adoption of new accounting guidance.

(4)
Excluding $659 million of deferred tax assets as of December 31, 2016, related to tax credits that result from excess stock-based compensation. Beginning in 2017, losses resulting from excess stock-based compensation are now recognized immediately as a result of the adoption of new accounting guidance.

(5)	Relates primarily to deferred tax assets that would only be realizable upon the generation of net income in certain foreign taxing jurisdictions and future capital gains.

(6)
We recorded a provisional adjustment to our federal deferred income tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate tax rate from 35% to 21% resulting from the 2017 Tax Act.

As of December 31, 2017, our federal, foreign, and state net operating loss carryforwards for income tax purposes were approximately $226 million, $8.0 billion, and $858 million. The federal, foreign, and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable foreign and state tax law. If not utilized, a portion of the federal, foreign, and state net operating loss carryforwards will begin to expire in 2023, 2018, and 2019, respectively. As of December 31, 2017, our tax credit carryforwards for income tax purposes were approximately $1.1 billion. If not utilized, a portion of the tax credit carryforwards will begin to expire in 2021. As of December 31, 2017, our federal capital loss carryforwards for income tax purposes was approximately $359 million. If not utilized, a portion of the capital loss carryforwards will begin to expire in 2019.

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
The reconciliation of our tax contingencies is as follows (in millions):

	December 31,
	2015	2016	2017
Gross tax contingencies – January 1	$710	$1,181	$1,710
Gross increases to tax positions in prior periods	254	355	223
Gross decreases to tax positions in prior periods	(22)	(133)	(139)
Gross increases to current period tax positions	242	308	518
Lapse of statute of limitations	(3)	(1)	(3)
Gross tax contingencies – December 31 (1)	$1,181	$1,710	$2,309
 ___________________

(1)	As of December 31, 2017, we had $2.3 billion of accrued tax contingencies, of which $1.2 billion, if fully recognized, would decrease our effective tax rate.
As of December 31, 2016 and 2017, we had accrued interest and penalties, net of federal income tax benefit, related to tax contingencies of $67 million and $107 million. Interest and penalties, net of federal income tax benefit, recognized for the years ended December 31, 2015, 2016, and 2017 was $18 million, $9 million, and $40 million.
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
Certain of our subsidiaries were under examination or investigation by the French Tax Administration (“FTA”) for calendar year 2006 and thereafter. In September 2012, we received proposed tax assessment notices for calendar years 2006 through 2010 relating to the allocation of income between foreign jurisdictions. In June 2015, we received final tax collection notices for these years assessing additional French taxes, interest, and penalties through September 2012. In December 2017, we settled this dispute with the FTA and included the impact thereof within our financial statements. In addition, in October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. This decision orders Luxembourg to calculate and recover additional taxes from us for the period May 2006 through June 2014. We believe this decision to be without merit and will consider our legal options, including an appeal. In December 2017, Luxembourg appealed the European Commission’s decision. While the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, the actual amount of additional taxes subject to recovery is to be calculated by the Luxembourg tax authorities in accordance with the European Commission’s guidance. Once the recovery amount is computed by Luxembourg, we anticipate funding it, including interest, into escrow, where it will remain pending conclusion of all appeals. We may be required to fund into escrow an amount in excess of the estimated recovery amount announced by the European Commission. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan,

Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2008 and thereafter.
We expect the total amount of tax contingencies will grow in 2018. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in years through 2017. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
Note 11—SEGMENT INFORMATION
We have organized our operations into three segments: North America, International, and AWS. We allocate to segment results the operating expenses “Fulfillment,” “Marketing,” “Technology and content,” and “General and administrative” based on usage, which is generally reflected in the segment in which the costs are incurred. The majority of technology infrastructure costs are allocated to the AWS segment based on usage. The majority of the remaining non-infrastructure technology costs are incurred in the U.S. and are allocated to our North America segment. In Q1 2017, we combined stock-based compensation and “Other operating expense, net” with operating expenses in our presentation of segment results. The results of Whole Foods Market are included in our North America and International segments based on physical location. There are no internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.
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

Information on reportable segments and reconciliation to consolidated net income (loss) is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
North America
Net sales	$63,708	$79,785	$106,110
Operating expenses	62,283	77,424	103,273
Operating income	$1,425	$2,361	$2,837
International
Net sales	$35,418	$43,983	$54,297
Operating expenses	36,117	45,266	57,359
Operating income (loss)	$(699)	$(1,283)	$(3,062)
AWS
Net sales	$7,880	$12,219	$17,459
Operating expenses	6,373	9,111	13,128
Operating income	$1,507	$3,108	$4,331
Consolidated
Net sales	$107,006	$135,987	$177,866
Operating expenses	104,773	131,801	173,760
Operating income	2,233	4,186	4,106
Total non-operating income (expense)	(665)	(294)	(300)
Provision for income taxes	(950)	(1,425)	(769)
Equity-method investment activity, net of tax	(22)	(96)	(4)
Net income	$596	$2,371	$3,033
Net sales by groups of similar products and services is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
Net Sales:
Online stores (1)	$76,863	$91,431	$108,354
Physical stores (2)	—	—	5,798
Third-party seller services (3)	16,086	22,993	31,881
Subscription services (4)	4,467	6,394	9,721
AWS	7,880	12,219	17,459
Other (5)	1,710	2,950	4,653
Consolidated	$107,006	$135,987	$177,866
___________________

(1)
Includes product sales and digital media content where we record revenue gross. We leverage our retail infrastructure to offer a wide selection of consumable and durable goods that includes media products available in both a physical and digital format, such as books, music, videos, games, and software. These product sales include digital products sold on a transactional basis. Digital product subscriptions that provide unlimited viewing or usage rights are included in Subscription services.

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

Net sales generated from our internationally-focused websites are denominated in local functional currencies. Revenues are translated at average rates prevailing throughout the period. Net sales attributed to countries that represent a significant portion of consolidated net sales are as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
United States	$70,537	$90,349	$120,486
Germany	11,816	14,148	16,951
United Kingdom	9,033	9,547	11,372
Japan	8,264	10,797	11,907
Rest of world	7,356	11,146	17,150
Consolidated	$107,006	$135,987	$177,866
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

	December 31,
	2015	2016	2017
North America (1)	$16,772	$22,225	$35,844
International (1)	7,754	10,429	18,014
AWS (2)	9,787	12,698	18,660
Corporate	30,434	38,050	58,792
Consolidated	$64,747	$83,402	$131,310
___________________

(1)	North America and International segment assets primarily consist of property and equipment, inventory, and accounts receivable.

(2)	AWS segment assets primarily consist of property and equipment and accounts receivable.

Property and equipment, net by segment is as follows (in millions):

	December 31,
	2015	2016	2017
North America	$6,707	$10,143	$20,401
International	2,266	3,448	7,425
AWS	8,356	10,300	14,885
Corporate	4,509	5,223	6,155
Consolidated	$21,838	$29,114	$48,866
Total net additions to property and equipment by segment are as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
North America (1)	$2,485	$5,132	$13,200
International (1)	658	1,680	5,196
AWS (2)	4,681	5,193	9,190
Corporate	1,801	1,580	2,197
Consolidated	$9,625	$13,585	$29,783
___________________

(1)
Includes property and equipment added under capital leases of $938 million, $1.5 billion, and $2.9 billion in 2015, 2016, and 2017, and under other financing arrangements of $219 million, $849 million, and $2.9 billion in 2015, 2016, and 2017.

(2)
Includes property and equipment added under capital leases of $3.7 billion, $4.0 billion, and $7.3 billion in 2015, 2016, and 2017, and under finance leases of $81 million, $75 million, and $134 million in 2015, 2016, and 2017.

U.S. property and equipment, net was $16.8 billion, $22.0 billion, and $35.5 billion, in 2015, 2016, and 2017, and rest of world property and equipment, net was $5.0 billion, $7.1 billion, and $13.4 billion in 2015, 2016, and 2017. Except for the U.S., property and equipment, net, in any single country was less than 10% of consolidated property and equipment, net.
Depreciation expense, including amortization of capitalized internal-use software and website development costs and other corporate property and equipment depreciation expense, are allocated to all segments based on usage. Total depreciation expense, by segment, is as follows (in millions):

	Year Ended December 31,
	2015	2016	2017
North America	$1,551	$1,971	$3,029
International	822	930	1,278
AWS	2,576	3,461	4,524
Consolidated	$4,949	$6,362	$8,831

Note 12—QUARTERLY RESULTS (UNAUDITED)
The following tables contain selected unaudited statement of operations information for each quarter of 2016 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. Unaudited quarterly results are as follows (in millions, except per share data):

	Year Ended December 31, 2016 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$29,128	$30,404	$32,714	$43,741
Operating income	1,071	1,285	575	1,255
Income before income taxes	1,056	1,179	491	1,166
Provision for income taxes	(475)	(307)	(229)	(414)
Net income (loss)	513	857	252	749
Basic earnings per share	1.09	1.81	0.53	1.57
Diluted earnings per share	1.07	1.78	0.52	1.54
Shares used in computation of earnings per share:
Basic	471	473	474	476
Diluted	481	483	485	486

	Year Ended December 31, 2017 (1)
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (2)
Net sales	$35,714	$37,955	$43,744	$60,453
Operating income	1,005	628	347	2,127
Income before income taxes	953	666	316	1,872
Provision for income taxes	(229)	(467)	(58)	(16)
Net income (loss)	724	197	256	1,856
Basic earnings per share	1.52	0.41	0.53	3.85
Diluted earnings per share	1.48	0.40	0.52	3.75
Shares used in computation of earnings per share:
Basic	477	479	481	483
Diluted	490	492	494	496
 ___________________

(1)
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

(2)
We acquired Whole Foods Market on August 28, 2017. The results of Whole Foods Market have been included in our results of operation from the date of acquisition. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 4—Acquisitions, Goodwill, and Acquired Intangible Assets” for additional information regarding this transaction.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Controls Over Financial Reporting
We have audited Amazon.com, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amazon.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Amazon.com, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 of Amazon.com, Inc. and our report dated February 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Seattle, Washington
February 1, 2018

Item 9B.	Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and December 2017, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $800 for two Iranian embassies located in countries other than Iran; consumer products valued at approximately $38,200 for individuals who may have been acting for 23 Iranian embassies and diplomatic organizations located in countries other than Iran; consumer products valued at approximately $10,300 for 10 individuals and entities who are designated under Executive Order 13224 or Executive Order 13882; consumer products valued at approximately $16,100 for individuals who may have been acting for 13 individuals and entities designated under Executive Order 13224 or Executive Order 13882, three of which are owned or controlled by the Iranian government; and consumer products valued at approximately $6,400 for individuals who may have been acting for seven entities owned or controlled by the Iranian government. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. In addition, the information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company’s Quarterly Reports on 10-Q for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017 are hereby incorporated by reference to such reports. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at www.amazon.com/ir.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2017
Consolidated Statements of Operations for each of the three years ended December 31, 2017
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2017
Consolidated Balance Sheets as of December 31, 2016 and 2017
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2017
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits
See exhibits listed under Part (b) below.
(b) Exhibits:

Exhibit Number	Description

2.1*
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

4.2
Officers’ Certificate of Amazon.com, Inc., dated as of December 5, 2014, containing Form of 2.600% Note due 2019, Form of 3.300% Note due 2021, Form of 3.800% Note due 2024, Form of 4.800% Note due 2034, and Form of 4.950% Note due 2044 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 5, 2014).

4.3
Officers’ Certificate of Amazon.com, Inc., dated as of August 22, 2017, containing Form of 1.900% Note due 2020, Form of 2.400% Note due 2023, Form of 2.800% Note due 2024, Form of 3.150% Note due 2027, Form of 3.875% Note due 2037, Form of 4.050% Note due 2047, and Form of 4.250% Note due 2057 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 22, 2017).

4.4
Registration Rights Agreement, dated as of August 22, 2017, among Amazon.com, Inc. and the representatives of the initial purchasers of Amazon.com, Inc.’s 1.900% Notes due 2020, 2.400% Notes due 2023, 2.800% Notes due 2024, 3.150% Notes due 2027, 3.875% Notes due 2037, 4.050% Notes due 2047, and 4.250% Notes due 2057 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 22, 2017).

4.5
Officers’ Certificate of Amazon.com, Inc., dated as of December 20, 2017, containing Form of 5.200% Note due 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 20, 2017).

10.1†	1997 Stock Incentive Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.2†	1999 Nonofficer Employee Stock Option Plan (amended and restated) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).

10.3†
Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-23795) filed March 24, 1997, as amended on April 21, 1997).

10.4†	Form of Restricted Stock Unit Agreement for Officers and Employees (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.5†	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002).

10.6†	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2001).

10.7†	Form of Global Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017).

10.8
Credit Agreement, dated as of May 20, 2016, among Amazon.com, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016).

10.9+
Independent Contractor Agreement, dated as of March 15, 2017, between Amazon Corporate LLC and William B. Gordon (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2017).

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such agreements to the Commission upon request.

__________________

*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

†    Executive Compensation Plan or Agreement.

+	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 1, 2018.

AMAZON.COM, INC.

By:	/s/ Jeffrey P. Bezos
Jeffrey P. Bezos
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 1, 2018.

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