Form 10-Q
period 2018-03-31
AMAZON COM INC
filed 2018-04-27
CIK 1018724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
485,226,904 shares of common stock, par value $0.01 per share, outstanding as of April 18, 2018

AMAZON.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2018	2017	2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	$19,934	$21,856	$12,781	$16,301
OPERATING ACTIVITIES:
Net income	724	1,629	2,583	3,938
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment, including internal-use software and website development, and other amortization, including capitalized content costs	2,435	3,671	8,725	12,714
Stock-based compensation	792	1,182	3,223	4,605
Other operating expense, net	42	56	157	216
Other expense (income), net	(40)	(184)	(10)	(437)
Deferred income taxes	(22)	141	(279)	134
Changes in operating assets and liabilities:
Inventories	947	2,220	(1,249)	(2,309)
Accounts receivable, net and other	965	1,029	(2,872)	(4,716)
Accounts payable	(6,865)	(10,216)	3,935	3,749
Accrued expenses and other	(1,404)	(2,225)	1,277	(538)
Unearned revenue	807	906	2,057	838
Net cash provided by (used in) operating activities	(1,619)	(1,791)	17,547	18,194
INVESTING ACTIVITIES:
Purchases of property and equipment, including internal-use software and website development	(2,148)	(3,098)	(8,539)	(12,905)
Proceeds from property and equipment incentives	287	371	1,122	1,981
Acquisitions, net of cash acquired, and other	(45)	(13)	(146)	(13,939)
Sales and maturities of marketable securities	1,910	2,677	5,350	10,444
Purchases of marketable securities	(1,354)	(470)	(7,997)	(11,846)
Net cash provided by (used in) investing activities	(1,350)	(533)	(10,210)	(26,265)
FINANCING ACTIVITIES:
Proceeds from long-term debt and other	21	125	630	16,332
Repayments of long-term debt and other	(40)	(202)	(192)	(1,463)
Principal repayments of capital lease obligations	(832)	(2,015)	(3,891)	(5,981)
Principal repayments of finance lease obligations	(37)	(72)	(155)	(235)
Net cash provided by (used in) financing activities	(888)	(2,164)	(3,608)	8,653
Foreign currency effect on cash, cash equivalents, and restricted cash	224	248	(209)	733
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,633)	(4,240)	3,520	1,315
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$16,301	$17,616	$16,301	$17,616
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest on long-term debt	$4	$282	$292	$607
Cash paid for interest on capital and finance lease obligations	61	129	220	387
Cash paid for income taxes, net of refunds	246	513	520	1,224
Property and equipment acquired under capital leases	1,888	2,270	6,717	10,020
Property and equipment acquired under build-to-suit leases	1,200	741	2,057	3,081
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2018
Net product sales	$23,734	$31,605
Net service sales	11,980	19,437
Total net sales	35,714	51,042
Operating expenses:
Cost of sales	22,440	30,735
Fulfillment	4,697	7,792
Marketing	1,920	2,699
Technology and content	4,813	6,759
General and administrative	795	1,067
Other operating expense, net	44	63
Total operating expenses	34,709	49,115
Operating income	1,005	1,927
Interest income	39	80
Interest expense	(139)	(330)
Other income (expense), net	48	239
Total non-operating income (expense)	(52)	(11)
Income before income taxes	953	1,916
Provision for income taxes	(229)	(287)
Net income	$724	$1,629
Basic earnings per share	$1.52	$3.36
Diluted earnings per share	$1.48	$3.27
Weighted-average shares used in computation of earnings per share:
Basic	477	484
Diluted	490	498
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2018
Net income	$724	$1,629
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $(13) and $21	187	59
Net change in unrealized gains (losses) on available-for-sale debt securities:
Unrealized gains (losses), net of tax of $(1) and $9	(2)	(44)
Reclassification adjustment for losses (gains) included in “Other income (expense), net,” net of tax of $0 and $0	3	2
Net unrealized gains (losses) on available-for-sale debt securities	1	(42)
Total other comprehensive income (loss)	188	17
Comprehensive income	$912	$1,646
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31, 2017	March 31, 2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$16,676
Marketable securities	10,464	8,287
Inventories	16,047	13,840
Accounts receivable, net and other	13,164	12,026
Total current assets	60,197	50,829
Property and equipment, net	48,866	52,331
Goodwill	13,350	13,388
Other assets	8,897	9,814
Total assets	$131,310	$126,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,616	$25,172
Accrued expenses and other	18,170	16,691
Unearned revenue	5,097	6,182
Total current liabilities	57,883	48,045
Long-term debt	24,743	24,640
Other long-term liabilities	20,975	22,214
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 500
Issued and outstanding shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 5,000
Issued shares — 507 and 508
Outstanding shares — 484 and 485	5	5
Treasury stock, at cost	(1,837)	(1,837)
Additional paid-in capital	21,389	22,563
Accumulated other comprehensive loss	(484)	(467)
Retained earnings	8,636	11,199
Total stockholders’ equity	27,709	31,463
Total liabilities and stockholders’ equity	$131,310	$126,362
See accompanying notes to consolidated financial statements.

AMAZON.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — ACCOUNTING POLICIES
Unaudited Interim Financial Information
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2018 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2017 Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, commitments and contingencies, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, vendor funding, and inventory valuation. Actual results could differ materially from those estimates.
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
The following table shows the calculation of diluted shares (in millions):

	Three Months Ended March 31,
	2017	2018
Shares used in computation of basic earnings per share	477	484
Total dilutive effect of outstanding stock awards	13	14
Shares used in computation of diluted earnings per share	490	498

Revenue
Revenue is measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, promotional discounts, and rebates. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the prices charged to customers or using expected cost plus a margin.
A description of our principal revenue generating activities is as follows:
Retail sales - We offer consumer products through our online and physical stores. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.
Third-party seller services - We offer programs that enable sellers to sell their products on our websites and their own branded websites, and fulfill orders through us. We are not the seller of record in these transactions. The commissions and any related fulfillment and shipping fees we earn from these arrangements are recognized as the services are rendered.
Subscription services - Our subscription sales include fees associated with Amazon Prime memberships and access to content including audiobooks, e-books, digital video, digital music, and other non-AWS subscription services. Prime memberships provide our customers with access to an evolving suite of benefits that represent a single stand-ready obligation. Subscriptions are paid for at the time of or in advance of delivering the services. Revenue from such arrangements is recognized over the subscription period.
AWS - Our AWS sales arrangements include global sales of compute, storage, database, and other service offerings. Revenue is allocated to the services provided based on stand-alone selling prices and is recognized as the services are rendered. Sales commissions we pay in connection with contracts that exceed one year are capitalized and amortized over the contract term.
Other - Other revenue primarily includes sales of advertising services and is recognized as the services are rendered.
Return Allowances
Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other” and were $468 million and $349 million as of December 31, 2017 and March 31, 2018. Included in “Inventories” on our consolidated balance sheets are assets totaling $406 million and $259 million as of December 31, 2017 and March 31, 2018, for the rights to recover products from customers associated with our liabilities for return allowances.
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs, including video and music, packaging supplies, sortation and delivery centers and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory, and recognized as cost of sales upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “Fulfillment” on our consolidated statements of operations.
Vendor Agreements
We have agreements with our vendors to receive funds primarily for cooperative marketing efforts, promotions, incentives, and volume rebates. We generally consider these amounts received from vendors to be a reduction of the prices we pay for their goods, including property and equipment, or services, and are recorded as a reduction of the cost of inventory, cost of services, or cost of property and equipment. Volume rebates typically depend on reaching minimum purchase thresholds. We evaluate the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated, we record a portion of the rebate as we make progress towards the purchase threshold.
Accounts Receivable, Net and Other
Included in “Accounts receivable, net and other” on our consolidated balance sheets are amounts primarily related to customers, sellers, and vendors. As of December 31, 2017 and March 31, 2018, customer receivables, net, were $6.4 billion and $6.3 billion, seller receivables, net, were $692 million and $610 million, and vendor receivables, net, were $2.6 billion and $1.7 billion. Seller receivables are amounts due from sellers related to our seller lending program, which provides funding to sellers primarily to procure inventory.

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $348 million and $416 million as of December 31, 2017 and March 31, 2018.
Unearned Revenue
Unearned revenue is recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period. Unearned revenue primarily relates to prepayments of Amazon Prime memberships and AWS services. Our total unearned revenue as of December 31, 2017 was $6.1 billion, of which $2.3 billion was recognized as revenue during the three months ended March 31, 2018, including adjustments related to the new revenue recognition guidance. Included in “Other long-term liabilities” on our consolidated balance sheets was $1.0 billion and $1.1 billion of unearned revenue as of December 31, 2017 and March 31, 2018.
Additionally, we have performance obligations, primarily related to AWS, associated with commitments in customer contracts for future services that have not yet been recognized in our financial statements. For contracts with original terms that exceed one year, the amount of revenue not yet recognized was $12.4 billion as of March 31, 2018. The weighted average remaining life of these contracts is 3.2 years. However, the timing of revenue recognition is largely driven by customer activity, some of which can extend beyond the original contractual term.
Accrued Expenses and Other
Included in “Accrued expenses and other” on our consolidated balance sheets are amounts primarily related to unredeemed gift cards, customer liabilities, leases and asset retirement obligations, current debt, acquired digital media content, and other operating expenses.
As of December 31, 2017 and March 31, 2018, our liabilities for unredeemed gift cards were $3.0 billion and $1.7 billion. We reduce the liability for a gift card when redeemed by a customer. The portion of gift cards that we do not expect to be redeemed is recognized based on customer usage patterns.
Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU on January 1, 2018 for all revenue contracts with our customers using the modified retrospective approach and increased retained earnings by approximately $650 million. The adjustment primarily relates to the unredeemed portion of our gift cards, which are now recognized over the expected customer usage period rather than waiting until gift cards expire or when the likelihood of redemption becomes remote. Other changes relate to our accounting for revenue related to Amazon-branded electronic devices sold through retailers, which are now recognized upon sale to the retailer rather than to end customers, and the recognition and classification of Amazon Prime memberships, which are now accounted for as a single performance obligation and recognized ratably over the membership period as service sales. Previously, Prime memberships were considered to be arrangements with multiple deliverables and were allocated among product sales and service sales. Other changes relate primarily to the presentation of revenue. Certain advertising services are now classified as revenue rather than a reduction in cost of sales, and sales of apps, in-app content, and certain digital media content are presented on a net basis.
The impact of applying this ASU for the three months ended March 31, 2018 primarily resulted in a decrease in product sales and an increase in service sales driven by a reclassification of Prime membership fees of approximately $845 million, which are now accounted for as a single performance obligation and recognized over the membership period. Service sales also increased by approximately $560 million due to the reclassification of certain advertising services that were previously classified as a reduction of cost of sales.
In January 2016, the FASB issued an ASU that updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under this ASU, certain equity investments will be measured at fair value with changes recognized in net income. We adopted this ASU in Q1 2018 with no material impact to our consolidated financial statements.
In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. We adopted this ASU in Q1 2018 with an increase of approximately $250 million to retained earnings and deferred tax assets net of valuation allowances.

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. We adopted this ASU in Q1 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows (in millions):

Three Months Ended March 31, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$(1,590)	$(29)	$(1,619)
Investing activities	(1,616)	266	(1,350)
Financing activities	(914)	26	(888)
Net change in cash, cash equivalents, and restricted cash	$(4,120)	$263	$(3,857)

Twelve Months Ended March 31, 2017	Previously Reported	Adjustments	As Revised
Operating activities	$17,634	$(87)	$17,547
Investing activities	(10,798)	588	(10,210)
Financing activities	(3,657)	49	(3,608)
Net change in cash, cash equivalents, and restricted cash	$3,179	$550	$3,729
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt this ASU beginning in Q1 2019. We are continuing to evaluate the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
Note 2 — CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES
As of December 31, 2017 and March 31, 2018, our cash, cash equivalents, restricted cash, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, AAA-rated money market funds, and other investment grade securities. Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
We measure the fair value of money market funds and equity securities based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. We did not hold any cash, cash equivalents, restricted cash, or marketable securities categorized as Level 3 assets as of December 31, 2017 and March 31, 2018.

The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	December 31, 2017	March 31, 2018
	Total Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
Cash	$9,982	$8,706	$—	$—	$8,706
Level 1 securities:
Money market funds	11,343	8,663	—	—	8,663
Equity securities	53	23	54	—	77
Level 2 securities:
Foreign government and agency securities	620	421	—	(1)	420
U.S. government and agency securities	4,823	3,557	1	(25)	3,533
Corporate debt securities	4,257	3,412	—	(19)	3,393
Asset-backed securities	905	803	—	(8)	795
Other fixed income securities	338	285	—	(2)	283
Equity securities	—	28	5	—	33
	$32,321	$25,898	$60	$(55)	$25,903
Less: Restricted cash, cash equivalents, and marketable securities (1)	(1,335)				(940)
Total cash, cash equivalents, and marketable securities	$30,986				$24,963
___________________

(1)
We are required to pledge or otherwise restrict a portion of our cash, cash equivalents, and marketable securities as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. We classify cash, cash equivalents, and marketable securities with use restrictions of less than twelve months as “Accounts receivable, net and other” and of twelve months or longer as non-current “Other assets” on our consolidated balance sheets. See “Note 3 — Commitments and Contingencies.”

The following table summarizes the contractual maturities of our cash equivalents and marketable fixed-income securities as of March 31, 2018 (in millions):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,969	$12,960
Due after one year through five years	3,434	3,400
Due after five years through ten years	248	245
Due after ten years	490	482
Total	$17,141	$17,087
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
We also hold equity warrant assets giving us the right to acquire stock of other companies. As of December 31, 2017 and March 31, 2018, these warrants had a fair value of $441 million and $497 million, and are recorded within “Other assets” on our consolidated balance sheets. The related gain (loss) recorded in “Other income (expense), net” was $15 million and $45 million in Q1 2017 and Q1 2018. These assets are primarily classified as Level 2 assets.

The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2017	March 31, 2018
Cash and cash equivalents	$20,522	$16,676
Restricted cash included in accounts receivable, net and other	1,329	935
Restricted cash included in other assets	5	5
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$21,856	$17,616

Note 3 — COMMITMENTS AND CONTINGENCIES
Commitments
We have entered into non-cancellable operating, capital, and finance leases for equipment and office, fulfillment, sortation, delivery, data center, physical store, and renewable energy facilities. Rental expense under operating lease agreements was $411 million and $791 million for Q1 2017 and Q1 2018.
The following summarizes our principal contractual commitments, excluding open orders for purchases that support normal operations and are generally cancellable, as of March 31, 2018 (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt principal and interest	$669	$2,167	$2,075	$1,832	$2,049	$31,768	$40,560
Capital lease obligations, including interest (1)	4,571	5,584	3,385	794	339	580	15,253
Finance lease obligations, including interest (2)	347	473	482	491	493	4,095	6,381
Operating leases	1,977	2,549	2,426	2,191	1,924	12,442	23,509
Unconditional purchase obligations (3)	2,685	3,607	3,241	3,066	2,965	7,956	23,520
Other commitments (4) (5)	1,469	1,280	849	640	488	5,265	9,991
Total commitments	$11,718	$15,660	$12,458	$9,014	$8,258	$62,106	$119,214
___________________

(1)
Excluding interest, current capital lease obligations of $5.8 billion and $6.2 billion are recorded within “Accrued expenses and other” as of December 31, 2017 and March 31, 2018, and $8.4 billion and $8.5 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and March 31, 2018.

(2)
Excluding interest, current finance lease obligations of $282 million and $294 million are recorded within “Accrued expenses and other” as of December 31, 2017 and March 31, 2018, and $4.7 billion and $4.8 billion are recorded within “Other long-term liabilities” as of December 31, 2017 and March 31, 2018.

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

(5)	Excludes $2.6 billion of accrued tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.
Pledged Assets
As of December 31, 2017 and March 31, 2018, we have pledged or otherwise restricted $1.4 billion and $1.0 billion of our cash, cash equivalents, and marketable securities, and certain property and equipment as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit.

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
Legal Proceedings
The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Commitments and Contingencies — Legal Proceedings” of our 2017 Annual Report on Form 10-K as supplemented by the following:
In December 2014, Smartflash LLC and Smartflash Technologies Limited filed a complaint against Amazon.com, Inc., Amazon.com, LLC, AMZN Mobile, LLC, Amazon Web Services, Inc. and Audible, Inc. for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that Amazon Appstore, Amazon Instant Video, Amazon Music, Audible Audiobooks, the Amazon Mobile Ad Network, certain Kindle and Fire devices, Kindle e-bookstore, Amazon’s proprietary Android operating system, and the servers involved in operating Amazon Appstore, Amazon Instant Video, Amazon Music, the Fire TV app, Audible Audiobooks, Cloud Drive, Cloud Player, Amazon Web Services, and Amazon Mobile Ad Network infringe seven related U.S. Patents: Nos. 7,334,720; 7,942,317; 8,033,458; 8,061,598; 8,118,221; 8,336,772; and 8,794,516, all entitled “Data Storage and Access Systems.” The complaint seeks an unspecified amount of damages, an injunction, enhanced damages, attorneys’ fees, costs, and interest. In May 2015, the case was stayed until further notice. In March 2017, in an unrelated lawsuit, the United States Court of Appeals for the Federal Circuit entered judgment invalidating all asserted claims of U.S. Patent Nos. 7,334,720; 8,118,221; and 8,336,772. In April 2018, in an unrelated lawsuit, the United States Court of Appeals for the Federal Circuit entered judgment invalidating all asserted claims of U.S. Patent Nos. 7,942,317; 8,033,458; 8,061,598; and 8,794,516. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
In October 2017, SRC Labs, LLC and Saint Regis Mohawk Tribe filed a complaint for patent infringement against Amazon Web Services, Inc., Amazon.com, Inc., and VADATA, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges, among other things, that certain AWS EC2 Instances infringe U.S. Patent Nos. 6,434,687, entitled “System and method for accelerating web site access and processing utilizing a computer system incorporating reconfigurable processors operating under a single operating system image”; 7,149,867, entitled “System and method of enhancing efficiency and utilization of memory bandwidth in reconfigurable hardware”; 7,225,324 and 7,620,800, both entitled “Multi-adaptive processing systems and techniques for enhancing parallelism and performance of computational functions”; and 9,153,311, entitled “System and method for retaining DRAM data when reprogramming reconfigurable devices with DRAM memory controllers.” The complaint seeks an unspecified amount of damages, enhanced damages, interest, and a compulsory on-going royalty. In February 2018, the Virginia district court transferred the case to the United States District Court for the Western District of Washington. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.
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
See also “Note 7 — Income Taxes.”

Note 4 — ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS
2018 Acquisition Activity
On April 12, 2018, we acquired Ring Inc. for cash consideration of approximately $900 million, net of cash acquired, to expand our product and service offerings. We are currently in the process of estimating the fair values of the assets acquired and liabilities assumed and will include the impact of this acquisition in our Quarterly Report on Form 10-Q for the period ended June 30, 2018. During the three months ended March 31, 2018, we also acquired certain other companies for an aggregate purchase price of $39 million, net of cash acquired.
We have completed the purchase price allocation for the Whole Foods Market acquisition as of March 31, 2018 with no material adjustments from those disclosed within our 2017 Annual Report on Form 10-K.

Note 5 — LONG-TERM DEBT
As of March 31, 2018, we had $24.3 billion of unsecured senior notes outstanding (the “Notes”). As of December 31, 2017 and March 31, 2018, the net unamortized discount and debt issuance costs on the Notes was $99 million. We also have other long-term debt with a carrying amount, including the current portion and borrowings under our credit facility, of $692 million and $542 million as of December 31, 2017 and March 31, 2018. The face value of our total long-term debt obligations is as follows (in millions):

	December 31, 2017	March 31, 2018
2.600% Notes due on December 5, 2019 (2)	1,000	1,000
1.900% Notes due on August 21, 2020 (3)	1,000	1,000
3.300% Notes due on December 5, 2021 (2)	1,000	1,000
2.500% Notes due on November 29, 2022 (1)	1,250	1,250
2.400% Notes due on February 22, 2023 (3)	1,000	1,000
2.800% Notes due on August 22, 2024 (3)	2,000	2,000
3.800% Notes due on December 5, 2024 (2)	1,250	1,250
5.200% Notes due on December 3, 2025 (4)	1,000	1,000
3.150% Notes due on August 22, 2027 (3)	3,500	3,500
4.800% Notes due on December 5, 2034 (2)	1,250	1,250
3.875% Notes due on August 22, 2037 (3)	2,750	2,750
4.950% Notes due on December 5, 2044 (2)	1,500	1,500
4.050% Notes due on August 22, 2047 (3)	3,500	3,500
4.250% Notes due on August 22, 2057 (3)	2,250	2,250
Credit Facility	592	489
Other long-term debt	100	53
Total debt	24,942	24,792
Less current portion of long-term debt	(100)	(53)
Face value of long-term debt	$24,842	$24,739
_____________________________

(1)	Issued in November 2012, effective interest rate of the 2022 Notes was 2.66%.

(2)	Issued in December 2014, effective interest rates of the 2019, 2021, 2024, 2034, and 2044 Notes were 2.73%, 3.43%, 3.90%, 4.92%, and 5.11%.

(3)	Issued in August 2017, effective interest rates of the 2020, 2023, 2024, 2027, 2037, 2047, and 2057 Notes were 2.16%, 2.56%, 2.95%, 3.25%, 3.94%, 4.13%, and 4.33%.

(4)
Consists of $872 million of 2025 Notes issued in December 2017 in exchange for notes assumed in connection with the acquisition of Whole Foods Market and $128 million of 2025 Notes issued by Whole Foods Market that did not participate in our December 2017 exchange offer. The effective interest rate of the 2025 Notes was 3.02%.

Interest on the Notes issued in 2012 is payable semi-annually in arrears in May and November. Interest on the Notes issued in 2014 is payable semi-annually in arrears in June and December. Interest on the Notes issued in 2017 is payable semi-annually in arrears in February and August. Interest on the 2025 Notes is payable semi-annually in arrears in June and December. We may redeem the Notes at any time in whole, or from time to time, in part at specified redemption prices. We are not subject to any financial covenants under the Notes. The proceeds from the November 2012 and the December 2014 Notes were used for general corporate purposes. The proceeds from the August 2017 Notes were used to fund the consideration for the acquisition of Whole Foods Market, to repay notes due in 2017, and for general corporate purposes. The estimated fair value of the Notes was approximately $25.7 billion and $24.5 billion as of December 31, 2017 and March 31, 2018, which is based on quoted prices for our debt as of those dates.
In October 2016, we entered into a $500 million secured revolving credit facility with a lender that is secured by certain seller receivables, which we subsequently increased to $600 million and may from time to time increase in the future subject to lender approval (the “Credit Facility”). The Credit Facility is available for a term of three years, bears interest at the London interbank offered rate (“LIBOR”) plus 1.65%, and has a commitment fee of 0.50% on the undrawn portion. There were $592 million and $489 million of borrowings outstanding under the Credit Facility as of December 31, 2017 and March 31, 2018, with weighted-average interest rates of 2.7% and 2.8% as of December 31, 2017 and March 31, 2018. As of December 31, 2017 and March 31, 2018, we have pledged $686 million and $579 million of our cash and seller receivables as collateral for debt related to our Credit Facility. The estimated fair value of the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and March 31, 2018.
The other debt, including the current portion, had a weighted-average interest rate of 5.8% and 5.0% as of December 31, 2017 and March 31, 2018. We used the net proceeds from the issuance of this debt primarily to fund certain business operations. The estimated fair value of the other long-term debt, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2017 and March 31, 2018.
In May 2016, we entered into an unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of lenders that provides us with a borrowing capacity of up to $3.0 billion. The Credit Agreement has a term of three years, but it may be extended for up to three additional one-year terms if approved by the lenders. The initial interest rate applicable to outstanding balances under the Credit Agreement is LIBOR plus 0.60%, with a commitment fee of 0.05% on the undrawn portion of the credit facility, under our current credit ratings. If our credit ratings are downgraded these rates could increase to as much as LIBOR plus 1.00% and 0.09%, respectively. There were no borrowings outstanding under the Credit Agreement as of December 31, 2017 and March 31, 2018.
Note 6 — STOCKHOLDERS’ EQUITY
Stock Repurchase Activity
In February 2016, the Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock, with no fixed expiration. There were no repurchases of common stock in Q1 2017 or Q1 2018.
Stock Award Activity
Common shares outstanding plus shares underlying outstanding stock awards totaled 504 million as of December 31, 2017 and March 31, 2018. These totals include all vested and unvested stock awards outstanding, including those awards we estimate will be forfeited. Stock-based compensation expense is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
Cost of sales	$8	$15
Fulfillment	163	244
Marketing	94	161
Technology and content	441	631
General and administrative	86	132
Total stock-based compensation expense	$792	$1,183

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2018 (in millions):

	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2017	20.1	$725
Units granted	0.7	1,464
Units vested	(1.1)	440
Units forfeited	(0.6)	750
Outstanding as of March 31, 2018	19.1	$769
Scheduled vesting for outstanding restricted stock units as of March 31, 2018, is as follows (in millions):

	Nine Months Ended December 31,	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Scheduled vesting—restricted stock units	6.0	7.2	3.7	1.8	0.2	0.2	19.1
As of March 31, 2018, there was $6.0 billion of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on an accelerated basis with approximately half of the compensation expected to be expensed in the next twelve months, and has a weighted-average recognition period of 1.1 years. The estimated forfeiture rate as of December 31, 2017 and March 31, 2018 was 28%. Changes in our estimates and assumptions relating to forfeitures may cause us to realize material changes in stock-based compensation expense in the future.
Note 7 — INCOME TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, accounting, and other areas, including European Union state aid rules, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the 2017 Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax is not material. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
For 2018, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provision for the three months ended March 31, 2017 was $229 million, which included $122 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the three months ended March 31, 2018 was $287 million, which included $368 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.
Cash paid for income taxes, net of refunds was $246 million and $513 million in Q1 2017 and Q1 2018.
As of December 31, 2017 and March 31, 2018, tax contingencies were $2.3 billion and $2.6 billion. We expect the total amount of tax contingencies will grow in 2018. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings on prior years’ tax filings.
We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2005 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. As previously disclosed, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries. The IRS is seeking to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $1.5 billion, subject to interest. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. In September 2017, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities.
In October 2014, the European Commission opened a formal investigation to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. On October 4, 2017, the European Commission announced its decision that determinations by the tax authorities in Luxembourg did not comply with European Union rules on state aid. Based on that decision the European Commission announced an estimated recovery amount of approximately €250 million, plus interest, for the period May 2006 through June 2014, and ordered Luxembourg tax authorities to calculate the actual amount of additional taxes subject to recovery. Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals. In December 2017, Luxembourg appealed the European Commission’s decision. We believe the European Commission’s decision to be without merit and will consider our legal options, including an appeal. We are also subject to taxation in various states and other foreign jurisdictions including Canada, China, Germany, India, Japan, Luxembourg, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2008 and thereafter.
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

North America
The North America segment primarily consists of amounts earned from retail sales of consumer products (including from sellers) and subscriptions through North America-focused websites. This segment includes export sales from these websites.
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
Information on reportable segments and reconciliation to consolidated net income is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
North America
Net sales	$20,992	$30,725
Operating expenses	20,396	29,576
Operating income	$596	$1,149

International
Net sales	$11,061	$14,875
Operating expenses	11,542	15,497
Operating income (loss)	$(481)	$(622)

AWS
Net sales	$3,661	$5,442
Operating expenses	2,771	4,042
Operating income	$890	$1,400

Consolidated
Net sales	$35,714	$51,042
Operating expenses	34,709	49,115
Operating income	1,005	1,927
Total non-operating income (expense)	(52)	(11)
Provision for income taxes	(229)	(287)
Net income	$724	$1,629

Net sales by groups of similar products and services, which also have similar economic characteristics, is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
Net Sales:
Online stores (1)	$22,826	$26,939
Physical stores (2)	—	4,263
Third-party seller services (3)	6,438	9,265
Subscription services (4)	1,939	3,102
AWS	3,661	5,442
Other (5)	850	2,031
Consolidated	$35,714	$51,042
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

(2)	Includes product sales where our customers physically select items in a store.

(3)	Includes commissions, related fulfillment and shipping fees, and other third-party seller services.

(4)	Includes annual and monthly fees associated with Amazon Prime membership, as well as audiobook, e-book, digital video, digital music, and other non-AWS subscription services.

(5)	Primarily includes sales of advertising services, as well as sales related to our other service offerings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2017 Annual Report on Form 10-K.
Critical Accounting Judgments
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies,” of our 2017 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Inventories
Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. As a measure of sensitivity, for every 1% of additional inventory valuation allowance as of March 31, 2018, we would have recorded an additional cost of sales of approximately $150 million.
In addition, we enter into supplier commitments for certain electronic device components and certain products offered in our Whole Foods Market stores. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, accounting, and other areas, including European Union state aid rules. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
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
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. In September 2017, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
Recent Accounting Pronouncements
See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”

Liquidity and Capital Resources
Cash flow information, which reflects retrospective adjustments to our consolidated statements of cash flows as described in Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies,” is as follows (in millions):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2018	2017	2018
Cash provided by (used in):
Operating activities	$(1,619)	$(1,791)	$17,547	$18,194
Investing activities	(1,350)	(533)	(10,210)	(26,265)
Financing activities	(888)	(2,164)	(3,608)	8,653
Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, which, at fair value, were $31.0 billion and $25.0 billion as of December 31, 2017 and March 31, 2018. Amounts held in foreign currencies were $11.1 billion and $9.1 billion as of December 31, 2017 and March 31, 2018, and were primarily Euros, Japanese Yen, and British Pounds.
Cash provided by (used in) operating activities was $(1.6) billion and $(1.8) billion for Q1 2017 and Q1 2018. Our operating cash flows result primarily from cash received from our consumer, seller, developer, enterprise, and content creator customers, and advertising agreements, offset by cash payments we make for products and services, employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), payment processing and related transaction costs, operating leases, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales. Because consumers primarily use credit cards to buy from us, our receivables from consumers settle quickly. The increase in operating cash flow for the trailing twelve months ended March 31, 2018, compared to the comparable prior year period, was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash provided by (used in) investing activities corresponds with cash capital expenditures, including leasehold improvements, internal-use software and website development costs, incentives received from property and equipment vendors, intellectual property rights, and purchases, sales, and maturities of marketable securities. Cash provided by (used in) investing activities was $(1.4) billion and $(533) million for Q1 2017 and Q1 2018, with the variability caused primarily by our decision to purchase or lease property and equipment, and purchases, maturities, and sales of marketable securities. Cash capital expenditures were $1.9 billion and $2.7 billion during Q1 2017 and Q1 2018, which primarily reflect additional capacity to support our fulfillment operations and additional investments in support of continued business growth in technology infrastructure (the majority of which is to support AWS). Capital expenditures included $74 million and $60 million for internal-use software and website development during Q1 2017 and Q1 2018. Stock-based compensation capitalized for internal-use software and website development costs does not affect cash flows. We made cash payments, net of acquired cash, related to acquisition and other investment activity of $45 million and $13 million during Q1 2017 and Q1 2018.
Cash provided by (used in) financing activities was $(888) million and $(2.2) billion for Q1 2017 and Q1 2018. Cash outflows from financing activities result from principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other. Principal repayments on obligations related to capital leases and finance leases and repayments of long-term debt and other were $909 million and $2.3 billion in Q1 2017 and Q1 2018. Property and equipment acquired under capital leases was $1.9 billion and $2.3 billion during Q1 2017 and Q1 2018, reflecting investments in support of continued business growth primarily due to investments in technology infrastructure for AWS, which investments we expect to continue over time. Cash inflows from financing activities primarily result from proceeds from long-term debt and other. Proceeds from long-term debt and other were $21 million and $125 million in Q1 2017 and Q1 2018.
We had no borrowings outstanding under the Credit Agreement and $489 million of borrowings outstanding under our Credit Facility as of March 31, 2018. See Item 1 of Part I, “Financial Statements — Note 5 — Long-Term Debt” for additional information.
Additionally, on April 12, 2018, we acquired Ring Inc. for cash consideration of approximately $900 million, net of cash acquired.
We recorded net tax provisions of $229 million and $287 million in Q1 2017 and Q1 2018. The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
We have tax benefits relating to excess stock-based compensation deductions and accelerated depreciation deductions that are being utilized to reduce our U.S. taxable income. The 2017 Tax Act extended through 2026 and enhanced the option to claim accelerated depreciation deductions on qualifying property. Cash taxes paid (net of refunds) were $246 million and $513 million for Q1 2017 and Q1 2018. As of December 31, 2017, our federal net operating loss carryforward was approximately $226 million and we had approximately $855 million of federal tax credits potentially available to offset future tax liabilities. Our federal tax credits are primarily related to the U.S. federal research and development credit. As we utilize our federal net operating losses and tax credits we expect cash paid for taxes to increase. We endeavor to manage our global taxes on a cash basis, rather than on a financial reporting basis. In connection with the European Commission’s October 2017 decision against us on state aid, Luxembourg computed an initial recovery amount, consistent with the European Commission’s decision, of approximately €250 million, that we deposited into escrow in March 2018, subject to adjustment pending conclusion of all appeals.
Our liquidity is also affected by restricted cash balances that are pledged as collateral for real estate leases, amounts due to third-party sellers in certain jurisdictions, debt, and standby and trade letters of credit. To the extent we process payments for third-party sellers or offer certain types of stored value to our customers, some jurisdictions may restrict our use of those funds. These restrictions would result in the reclassification of a portion of our cash and cash equivalents from “Cash and cash equivalents” to restricted cash, which is classified within “Accounts receivable, net and other” on our consolidated balance sheets. As of December 31, 2017 and March 31, 2018, restricted cash, cash equivalents, and marketable securities were $1.3 billion and $940 million. See Item 1 of Part I, “Financial Statements — Note 3 — Commitments and Contingencies” for additional discussion of our principal contractual commitments, as well as our pledged assets. Additionally, purchase obligations and open purchase orders, consisting of inventory and significant non-inventory commitments, were $13.1 billion as of March 31, 2018. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions.
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

Results of Operations
We have organized our operations into three segments: North America, International, and AWS. Our results reflect the operations of Whole Foods Market from the date of acquisition in August 2017. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part I, “Financial Statements — Note 8 — Segment Information.”
Net Sales
Net sales include product and service sales. Product sales represent revenue from the sale of products and related shipping fees and digital media content where we record revenue gross. Service sales primarily represent third-party seller fees earned (including commissions) and related shipping fees, AWS sales, Amazon Prime membership fees, advertising services, and certain digital content subscriptions. Net sales information is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
Net Sales:
North America	$20,992	$30,725
International	11,061	14,875
AWS	3,661	5,442
Consolidated	$35,714	$51,042
Year-over-year Percentage Growth:
North America	24%	46%
International	16	34
AWS	43	49
Consolidated	23	43
Year-over-year Percentage Growth, excluding the effect of foreign exchange rates:
North America	23%	46%
International	21	21
AWS	43	48
Consolidated	24	39
Net sales mix:
North America	59%	60%
International	31	29
AWS	10	11
Consolidated	100%	100%
Sales increased 43% in Q1 2018 compared to the comparable prior year period. Changes in foreign currency exchange rates impacted net sales by $1.6 billion for Q1 2018. For a discussion of the effect on sales growth of foreign exchange rates, see “Effect of Foreign Exchange Rates” below.
North America sales increased 46% in Q1 2018 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers, and the impact of the acquisition of Whole Foods Market. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection.
International sales increased 34% in Q1 2018 compared to the comparable prior year period. The sales growth primarily reflects increased unit sales, including sales by third-party sellers. Increased unit sales were driven largely by our continued efforts to reduce prices for our customers, including from our shipping offers, increased in-stock inventory availability, and increased selection. Changes in foreign currency exchange rates impacted International net sales by $1.5 billion for Q1 2018.
AWS sales increased 49% in Q1 2018 compared to the comparable prior year period. The sales growth primarily reflects increased customer usage, partially offset by pricing changes. Pricing changes were driven largely by our continued efforts to reduce prices for our customers.

Operating Income (Loss)
Operating income (loss) by segment is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
Operating Income (Loss):
North America	$596	$1,149
International	(481)	(622)
AWS	890	1,400
Consolidated	$1,005	$1,927
Operating income increased from $1.0 billion in Q1 2017 to $1.9 billion in Q1 2018. We believe that operating income is a more meaningful measure than gross profit and gross margin due to the diversity of our product categories and services.
The increase in North America operating income in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increased unit sales, including sales by third-party sellers, and advertising sales, partially offset by increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts. Changes in foreign exchange rates impacted operating income by $(10) million for Q1 2018.
The increase in International operating loss in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increased levels of operating expenses to expand our fulfillment network and spending on technology and content and marketing efforts, partially offset by increased unit sales, including sales by third-party sellers, and advertising sales. Changes in foreign exchange rates impacted operating loss by $70 million for Q1 2018.
The increase in AWS operating income in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increased customer usage and cost structure productivity, partially offset by pricing changes and increased spending on technology infrastructure and payroll and related expenses, which was primarily driven by additional investments to support the business growth. Changes in foreign exchange rates impacted operating income by $(89) million for Q1 2018.

Operating Expenses
Information about operating expenses is as follows (in millions):

	Three Months Ended March 31,
	2017	2018
Operating Expenses:
Cost of sales	$22,440	$30,735
Fulfillment	4,697	7,792
Marketing	1,920	2,699
Technology and content	4,813	6,759
General and administrative	795	1,067
Other operating expense, net	44	63
Total operating expenses	$34,709	$49,115
Year-over-year Percentage Growth:
Cost of sales	19%	37%
Fulfillment	27	66
Marketing	34	41
Technology and content	37	40
General and administrative	60	34
Other operating expense, net	(3)	44
Percent of Net Sales:
Cost of sales	62.8%	60.2%
Fulfillment	13.2	15.3
Marketing	5.4	5.3
Technology and content	13.5	13.2
General and administrative	2.2	2.1
Other operating expense, net	0.1	0.1
Cost of Sales
Cost of sales primarily consists of the purchase price of consumer products, digital media content costs where we record revenue gross, including video and music, packaging supplies, sortation and delivery center and related equipment costs, and inbound and outbound shipping costs, including where we are the transportation service provider.
The increase in cost of sales in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increased product and shipping costs resulting from increased sales.
Shipping costs to receive products from our suppliers are included in our inventory and recognized as cost of sales upon sale of products to our customers. Shipping costs, which include sortation and delivery center and transportation costs, were $4.4 billion and $6.1 billion in Q1 2017 and Q1 2018. We expect our cost of shipping to continue to increase to the extent our customers accept and use our shipping offers at an increasing rate, we reduce shipping rates, we use more expensive shipping methods, and we offer additional services. We seek to mitigate costs of shipping over time in part through achieving higher sales volumes, optimizing our fulfillment network, negotiating better terms with our suppliers, and achieving better operating efficiencies. We believe that offering low prices to our customers is fundamental to our future success, and one way we offer lower prices is through shipping offers.
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
The increase in fulfillment costs in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to variable costs corresponding with increased product and service sales volume and inventory levels, and costs from expanding our fulfillment network, which includes physical stores.
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
The increase in marketing costs in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to payroll and related expenses, as well as increased spending on online marketing channels.
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
We seek to invest efficiently in numerous areas of technology and content so we may continue to enhance the customer experience and improve our process efficiency through rapid technology developments, while operating at an ever increasing scale. Our technology and content investment and capital spending projects often support a variety of product and service offerings due to geographic expansion and the cross-functionality of our systems and operations. We expect spending in technology and content to increase over time as we continue to add employees and technology infrastructure. These costs are allocated to segments based on usage. The increase in technology and content costs in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increased payroll and related costs associated with technical teams responsible for expanding our existing products and services and initiatives to introduce new products and service offerings, and an increase in spending on technology infrastructure. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2017 Annual Report on Form 10-K for a discussion of how management views advances in technology and the importance of innovation.
During Q1 2017 and Q1 2018, we capitalized $94 million (including $20 million of stock-based compensation) and $73 million (including $13 million of stock-based compensation) of costs associated with internal-use software and website development. Amortization of previously capitalized amounts was $150 million and $114 million for Q1 2017 and Q1 2018.
General and Administrative
The increase in general and administrative costs in absolute dollars in Q1 2018, compared to the comparable prior year period, is primarily due to increases in payroll and related expenses.
Other Operating Expense, Net
Other operating expense, net was $44 million and $63 million for Q1 2017 and Q1 2018, and was primarily related to the amortization of intangible assets.

Interest Income and Expense
Our interest income was $39 million and $80 million during Q1 2017 and Q1 2018. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Our interest income corresponds with the average balance of invested funds based on the prevailing rates, which vary depending on the geographies and currencies in which they are invested.
Interest expense was $139 million and $330 million during Q1 2017 and Q1 2018. The increase is primarily due to increases in our capital and finance lease arrangements and long-term debt.
Other Income (Expense), Net
Other income (expense), net was $48 million and $239 million during Q1 2017 and Q1 2018. The primary component of other income (expense), net is related to foreign currency and equity warrant valuation.
Income Taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions (including integrations) and investments, audit-related developments, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains (losses), changes in statutes, regulations, case law, and administrative practices, principles, and interpretations related to tax, accounting, and other areas, including European Union state aid rules, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the 2017 Tax Act of approximately $789 million. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax is not material. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
For 2018, we estimate that our effective tax rate will be favorably affected by the impact of excess tax benefits from stock-based compensation and the U.S. federal research and development credit and adversely affected by losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. Losses for which we may not realize a related tax benefit, primarily due to losses of foreign subsidiaries, reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate. We record valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.
Our income tax provision for the three months ended March 31, 2017 was $229 million, which included $122 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation, partially offset by the estimated impact of audit-related developments. Our income tax provision for the three months ended March 31, 2018 was $287 million, which included $368 million of net discrete tax benefits primarily attributable to excess tax benefits from stock-based compensation.

Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of free cash flows and the effect of foreign exchange rates on our consolidated statements of operations, meet the definition of non-GAAP financial measures.
We provide multiple measures of free cash flows because we believe these measures provide additional perspective on the impact of acquiring property and equipment with cash and through capital and finance leases. As a result of the adoption of new accounting guidance, we retrospectively adjusted our consolidated statements of cash flows to add restricted cash to cash and cash equivalents. See Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies.”
Free Cash Flow
Free cash flow is cash flow from operations reduced by “Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives,” which both are included in cash flow from investing activities. The following is a reconciliation of free cash flow to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2017 and 2018 (in millions):

	Twelve Months Ended March 31,
	2017	2018
Net cash provided by (used in) operating activities	$17,547	$18,194
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(7,417)	(10,924)
Free cash flow	$10,130	$7,270

Net cash provided by (used in) investing activities	$(10,210)	$(26,265)
Net cash provided by (used in) financing activities	$(3,608)	$8,653
Free Cash Flow Less Lease Principal Repayments
Free cash flow less lease principal repayments is free cash flow reduced by “Principal repayments of capital lease obligations,” and “Principal repayments of finance lease obligations,” which are included in cash flow from financing activities. Free cash flow less lease principal repayments approximates the actual payments of cash for our capital and finance leases. The following is a reconciliation of free cash flow less lease principal repayments to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2017 and 2018 (in millions):

	Twelve Months Ended March 31,
	2017	2018
Net cash provided by (used in) operating activities	$17,547	$18,194
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(7,417)	(10,924)
Principal repayments of capital lease obligations	(3,891)	(5,981)
Principal repayments of finance lease obligations	(155)	(235)
Free cash flow less lease principal repayments	$6,084	$1,054

Net cash provided by (used in) investing activities	$(10,210)	$(26,265)
Net cash provided by (used in) financing activities	$(3,608)	$8,653

Free Cash Flow Less Finance Lease Principal Repayments and Assets Acquired Under Capital Leases
Free cash flow less finance lease principal repayments and assets acquired under capital leases is free cash flow reduced by “Principal repayments of finance lease obligations,” which is included in cash flow from financing activities, and property and equipment acquired under capital leases. In this measure, property and equipment acquired under capital leases is reflected as if these assets had been purchased with cash, which is not the case as these assets have been leased. The following is a reconciliation of free cash flow less finance lease principal repayments and assets acquired under capital leases to the most comparable GAAP cash flow measure, “Net cash provided by (used in) operating activities,” for the trailing twelve months ended March 31, 2017 and 2018 (in millions):

	Twelve Months Ended March 31,
	2017	2018
Net cash provided by (used in) operating activities	$17,547	$18,194
Purchases of property and equipment, including internal-use software and website development, net of proceeds from property and equipment incentives	(7,417)	(10,924)
Property and equipment acquired under capital leases	(6,717)	(10,020)
Principal repayments of finance lease obligations	(155)	(235)
Free cash flow less finance lease principal repayments and assets acquired under capital leases	$3,258	$(2,985)

Net cash provided by (used in) investing activities	$(10,210)	$(26,265)
Net cash provided by (used in) financing activities	$(3,608)	$8,653
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

	Three Months Ended March 31,
	2017			2018
	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)	As Reported	Exchange Rate Effect (1)	At Prior Year Rates (2)
Net sales	$35,714	$492	$36,206	$51,042	$(1,555)	$49,487
Operating expenses	34,709	461	35,170	49,115	(1,584)	47,531
Operating income	1,005	31	1,036	1,927	29	1,956
___________________

(1)	Represents the change in reported amounts resulting from changes in foreign exchange rates from those in effect in the comparable prior year period for operating results.

(2)	Represents the outcome that would have resulted had foreign exchange rates in the reported period been the same as those in effect in the comparable prior year period for operating results.

Guidance
We provided guidance on April 26, 2018, in our earnings release furnished on Form 8-K as set forth below. These forward-looking statements reflect Amazon.com’s expectations as of April 26, 2018, and are subject to substantial uncertainty. Our results are inherently unpredictable and may be materially affected by many factors, such as fluctuations in foreign exchange rates, changes in global economic conditions and customer spending, world events, the rate of growth of the Internet, online commerce, and cloud services, as well as those outlined in Item 1A of Part II, “Risk Factors.”
Second Quarter 2018 Guidance

•
Net sales are expected to be between $51.0 billion and $54.0 billion, or to grow between 34% and 42% compared with second quarter 2017. This guidance anticipates a favorable impact of approximately $1.2 billion or 320 basis points from foreign exchange rates.

•	Operating income is expected to be between $1.1 billion and $1.9 billion, compared with $628 million in second quarter 2017.

•	This guidance assumes, among other things, that no additional business acquisitions, investments, restructurings, or legal settlements are concluded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Exchange Risk
During Q1 2018, net sales from our International segment accounted for 29% of our consolidated revenues. Net sales and related expenses generated from our internationally-focused websites, and from www.amazon.ca and www.amazon.com.mx (which are included in our North America segment), are primarily denominated in the functional currencies of the corresponding websites and primarily include Euros, Japanese Yen, and British Pounds. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites and AWS are exposed to foreign exchange rate fluctuations. Upon consolidation, as foreign exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. For example, as a result of fluctuations in foreign exchange rates throughout the period compared to rates in effect the prior year, International segment net sales in Q1 2018 increased by $1.5 billion in comparison with Q1 2017.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents, and marketable securities (“foreign funds”). Based on the balance of foreign funds as of March 31, 2018, of $9.1 billion, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in fair value declines of $455 million, $915 million, and $1.8 billion. All cash equivalents and marketable fixed-income securities are classified as “available-for-sale.” Fluctuations in fair value are recorded in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Equity securities with readily determinable fair values are included in “Marketable securities” on our consolidated balance sheets and are measured at fair value with changes recognized in net income.
We have foreign exchange risk related to our intercompany balances denominated in various foreign currencies. Based on the intercompany balances as of March 31, 2018, an assumed 5%, 10%, and 20% adverse change to foreign exchange would result in losses of $260 million, $540 million, and $1.2 billion, recorded to “Other income (expense), net.”
See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Effect of Foreign Exchange Rates” for additional information on the effect on reported results of changes in foreign exchange rates.
Investment Risk
As of March 31, 2018, our recorded value in equity and equity warrant investments in public and private companies was $848 million. Our equity and equity warrant investments in publicly traded companies represent $479 million of our investments as of March 31, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity and equity warrant investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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
We Could Be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, accounting, and other areas, including European Union state aid rules. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
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
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. For instance, we have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for transactions undertaken in the 2005 and 2006 calendar years relating to transfer pricing with our foreign subsidiaries and we have been contesting the matter in U.S. Tax Court. On March 23, 2017, the U.S. Tax Court issued its decision regarding the issues raised in the IRS NOPAs. The Tax Court rejected the approach from the IRS NOPAs in determining transfer pricing adjustments in 2005 and 2006 for the transactions undertaken with our foreign subsidiaries and adopted, with adjustments, our suggested approach. In September 2017, the IRS appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. We will continue to defend ourselves vigorously in this matter. If the Tax Court decision were reversed on appeal or if the IRS were to successfully assert transfer pricing adjustments of a similar nature to the NOPAs for transactions in subsequent years, we could be subject to significant additional tax liabilities. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical income tax provisions and accruals.
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

Disclosure Pursuant to Section 13(r) of the Exchange Act
We determined that, between January 2012 and March 2018, we processed and delivered orders of consumer products for certain individuals and entities located outside Iran covered by the Iran Threat Reduction and Syria Human Rights Act (“ITRA”), in addition to those we have previously disclosed, as follows: consumer products valued at approximately $1,600 for an Iranian embassy located in a country other than Iran; consumer products valued at approximately $14,200 for individuals who may have been acting for 13 Iranian embassies located in countries other than Iran; consumer products valued at approximately $600 for individuals who may have been acting for three entities owned or controlled by the Iranian government; consumer products valued at approximately $1,900 for four individuals who are designated under Executive Order 13224; and consumer products valued at approximately $2,300 for individuals who may have been acting for four individuals and entities designated under Executive Order 13224. The consumer products included books, other media, apparel, home and kitchen, jewelry, office, toys, health and beauty, consumer electronics, lawn and patio, automotive, musical instruments, software, grocery, and pet products. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to continue selling to these accounts in the future. Our review is ongoing and we are enhancing our processes designed to identify transactions associated with individuals and entities covered by the ITRA.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZON.COM, INC. (REGISTRANT)

By:	/s/ Shelley L. Reynolds
Shelley L. Reynolds
Vice President, Worldwide Controller
(Principal Accounting Officer)
Dated: April 26, 2018